Form 10-Q
period 2003-03-31
FIRST ADVANTAGE CORP
filed 2003-06-04
CIK 1210677

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                    to

                        Commission file number:  000-50285

                           FIRST ADVANTAGE CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                            61-1437565
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                   805 Executive Center Drive West, Suite 300
                          St. Petersburg, Florida 33702
          (Address of principal executive offices, including zip code)

                                 (727) 290-1000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes {X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     There was 1 share of outstanding Common Stock of the registrant as of June 2, 2003.

--------------------------------------------------------------------------------

                           FIRST ADVANTAGE CORPORATION

             Form 10-Q for the quarterly period ended March 31, 2003

                                      INDEX

Part I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements
                   Balance Sheets as of March 31, 2003 and December 31,
                   2002
                   Notes to Financial Statements
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          Item 3.  Quantitative and Qualitative Disclosures about
                   Market Risk
          Item 4.  Controls and Procedures
Part II.  OTHER INFORMATION
          Item 1.  Legal Proceedings
          Item 2.  Changes in Securities and Use of Proceeds
          Item 3.  Defaults Upon Senior Securities
          Item 4.  Submission of Matters to a Vote of Security Holders
          Item 5   Other Information
          Item 6.  Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                FIRST ADVANTAGE CORPORATION
                                                      BALANCE SHEETS
                                                        (unaudited)

                                                                                   March 31,                    December 31,
                                                                                     2003                           2002
                                                                                   ---------                    ------------
ASSETS:
Current assets:
  Cash and cash equivalents                                                         $1,000                         $1,000
                                                                                    ------                         ------
    Total assets                                                                    $1,000                         $1,000
                                                                                    ======                         ======

LIABILITIES AND STOCKHOLDER'S EQUITY:
Stockholder's equity:
Common stock $0.001 par value; 1,000 shares authorized; 1 share issued
  and outstanding as of March 31, 2003 and December 31, 2002                             -                              -
Additional paid-in capital                                                           1,000                          1,000

Retained Earnings                                                                        -                              -
                                                                                    ------                         ------
Total stockholder's equity                                                           1,000                          1,000
                                                                                    ------                         ------
Total liabilities and stockholder's equity                                          $1,000                         $1,000
                                                                                    ======                         ======

                             The accompanying notes are an integral part of these statements.

                           FIRST ADVANTAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   Organization and Business:

     FIRST ADVANTAGE CORPORATION (the "Company") is a new, wholly owned holding company formed by The First American Corporation on December 12, 2002. The Company currently has no operations.

2.   Pending Merger

     An Agreement and Plan of Merger dated as of December 13, 2002 has been entered into by and among the Company, The First American Corporation, US SEARCH.com, Inc.(US SEARCH), and Stockholm Seven Merger Corp. (the "Merger Agreement"). Pursuant to the Merger Agreement, the Company will acquire US SEARCH and the six subsidiaries of First American that comprise the First American Screening Technologies (FAST) division. In connection with the transactions contemplated by the Merger Agreement, the stockholders of US SEARCH will receive shares of First Advantage Class A common stock representing approximately 20% of the outstanding equity of the Company, and First American will receive shares of First Advantage Class B common stock representing approximately 80% of the outstanding equity of the Company. The Class A common stock will have one vote per share and the Class B common stock will have ten votes per share on matters presented to the Company stockholders for a vote.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     As of March 31, 2003 the Company has not commenced operations.

Item 3. Quantitative and qualitative disclosures about market risk

     We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial instruments at March 31, 2003.

Item 4. Controls and Procedures

     Based upon an evaluation by the Company's President and Chief Financial Officer within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, they have concluded that the Company's disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing the information the Company is required to disclose in its reports filed under such Act.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's sole stockholder unanimously approved the adoption of the First Advantage Corporation 2003 Incentive Compensation Plan by way of an Action by Written Consent of the Sole Stockholder of First Advantage Corporation dated February 28, 2003.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

99.1 Certification of Chief Executive Officer of FIRST ADVANTAGE CORPORATION pursuant to 18 U.S.C.ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer of FIRST ADVANTAGE CORPORATION pursuant to 18 U.S.C.ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

     During the quarter ended March 31, 2003, we did not file any current reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FIRST ADVANTAGE CORPORATION
                                            (Registrant)

Date: June 3, 2003                      By: /s/ JOHN LONG
                                            ------------------------------------
                                            John Long
                                            Chief Executive Officer

                                        By: /s/ JOHN LAMSON
                                           -------------------------------------
                                            John Lamson
                                            Chief Financial Officer

                             Chief Executive Officer

I, John Long, Chief Executive Officer of FIRST ADVANTAGE CORPORATION, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of FIRST ADVANTAGE CORPORATION;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 3, 2003                           /s/ JOHN LONG
                                              ----------------------------------
                                              John Long
                                              Chief Executive Officer

                             Chief Financial Officer

I, John Lamson, Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of FIRST ADVANTAGE CORPORATION;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 3, 2003                         /s/ JOHN LAMSON
                                            ------------------------------------
                                            John Lamson
                                            Chief Financial Officer