Form 10-Q
period 2003-06-30
FIRST ADVANTAGE CORP
filed 2003-08-13
CIK 1210677

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the

 Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the

 Securities Exchange Act of 1934

For the transition period from            to

Commission file number:    000-50285

FIRST ADVANTAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	61-1437565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

805 Executive Center Drive West, Suite 300

St. Petersburg, Florida 33702

(Address of principal executive offices, including zip code)

(727) 290-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒ No ☐ and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 16,043,027 shares of outstanding Class A Common Stock of the registrant as of August 13, 2003.

There were 3,974,840 shares of outstanding Class B Common Stock of the registrant as of August 13, 2003.

FIRST ADVANTAGE CORPORATION

Form 10-Q for the quarterly period ended June 30, 2003

Item 1. Financial Statements

First Advantage Corporation

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,194,314	$6,514,108
Accounts receivable (less allowance for doubtful accounts of $946,412 and $788,390 in 2003 and 2002, respectively)	19,273,993	13,826,944
Prepaid expenses and other current assets	1,998,234	1,332,186

Total current assets	33,466,541	21,673,238
Property and equipment, net	22,612,804	12,534,476
Goodwill, net	176,980,955	112,618,228
Intangible assets, net	13,224,934	10,606,428
Database development costs, net	6,725,042	6,225,564
Other assets	390,347	349,646

Total assets	$253,400,623	$164,007,580

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,214,730	$3,047,348
Accrued liabilities	13,570,898	7,814,401
Due to affiliates	444,200	—
Income taxes payable	347,723	1,576,400
Current portion of long-term debt and capital leases	2,735,964	539,406

Total current liabilities	22,313,515	12,977,555
Long-term debt and capital leases, net of current portion	569,142	650,906
Deferred taxes	4,429,253	4,188,593
Other liabilities	1,671,348	287,430

Total liabilities	28,983,258	18,104,484

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 75,000,000 shares authorized; 16,027,286 and 0 issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	16,027	—
Class B common stock, $.001 par value; 25,000,000 shares authorized; 3,974,840 and 1 issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	3,975	—
Additional paid-in capital	217,604,650	141,491,043
Retained earnings	6,792,713	4,412,053

Total stockholders’ equity	224,417,365	145,903,096

Total liabilities and stockholders’ equity	$253,400,623	$164,007,580

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Service revenues	$37,430,897	$24,714,663	$68,971,553	$47,361,901
Cost of service revenues	14,817,737	10,290,719	28,636,705	20,578,485

Gross margin	22,613,160	14,423,944	40,334,848	26,783,416
Salaries and benefits	11,312,129	7,210,793	21,837,110	14,149,608
Other operating expenses	6,100,628	3,876,195	10,815,885	7,227,384
Depreciation and amortization	1,791,043	892,358	3,569,994	1,722,714

Total operating expenses	19,203,800	11,979,346	36,222,989	23,099,706

Income from operations	3,409,360	2,444,598	4,111,859	3,683,710
Interest (expense) income:
Interest expense	(36,305)	(59,479)	(55,115)	(75,729)
Interest income	9,858	11,505	20,583	35,844

Total interest (expense), net	(26,447)	(47,974)	(34,532)	(39,885)

Income before provisions for income taxes	3,382,913	2,396,624	4,077,327	3,643,825
Provision for income taxes	1,332,331	901,523	1,696,667	1,370,633

Net income	$2,050,582	$1,495,101	$2,380,660	$2,273,192

Per share amounts:
Basic	$0.10	N/A	$0.12	N/A

Diluted	$0.10	N/A	$0.12	N/A

Weighted-average common shares outstanding:
Basic	20,002,126	N/A	20,002,126	N/A
Diluted	20,122,023	N/A	20,122,023	N/A

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2003 (Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2002, as previously reported	1	$—	$1,000	$—	$1,000
Contribution of FAST Division from First American	—	—	141,490,043	4,412,053	145,902,096

December 31, 2002, as restated	1	$—	$141,491,043	$4,412,053	$145,903,096

Net income for 2003	—	—	—	2,380,660	$2,380,660
Contribution from First American – Operations	—	—	10,697,091	—	10,697,091
Contribution from First American – Cash	—	—	5,268,529	—	5,268,529
Class A Shares issued in connection with US SEARCH.com acquisition	16,027,207	16,027	60,147,432	—	60,163,459
Class B Shares issued to First American in connection with US SEARCH.com acquisition	3,974,839	3,975	—	—	3,975
Class A Shares issued in connection with stock option plan	79	—	555	—	555

Balance at June 30, 2003	20,002,126	$20,002	$217,604,650	$6,792,713	$224,417,365

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2003 and 2002

	For the Six Months Ended June 30,
	2003	2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$2,380,660	$2,273,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,569,994	1,722,714
Change in operating assets and liabilities:
Accounts receivable	(3,674,946)	(3,183,444)
Prepaid expenses and other current assets	134,456	(650,344)
Other assets	178,503	460,196
Accounts payable	(2,081,093)	723,571
Accrued liabilities	1,433,031	1,746,106
Due to affiliates	746,806	—
Income taxes	(988,017)	2,717,570
Other liabilities	1,409,078	302,084

Net cash provided by operating activities	3,108,472	6,111,645

Cash flows from investing activities:
Database development costs	(1,133,330)	(1,694,663)
Purchases of property and equipment	(1,253,153)	(3,071,951)
Beginning cash balance of US SEARCH.com	1,004,092	—

Net cash used in investing activities	(1,382,391)	(4,766,614)

Cash flows from financing activities:
Repayments of term notes	(1,314,959)	(929,368)
Contribution from First American	5,268,529	4,645,856
Class A Shares issued in connection with stock option plan	555	—

Net cash provided by financing activities	3,954,125	3,716,488

Increase in cash and cash equivalents	5,680,206	5,061,519
Cash and cash equivalents at beginning of period	6,514,108	1,286,913

Cash and cash equivalents at end of period	$12,194,314	$6,348,432

Supplemental disclosures of cash information:
Cash paid for interest	$47,660	$29,072

Non-cash investing and financing activities:
Operations contributed by First American	$10,697,091	$37,457,033

Shares issued in connection with US SEARCH.com acquisition	$60,167,434	$—

The accompanying notes are an integral part of these consolidated financial statements.

FIRST ADVANTAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and 2002 (Unaudited)

1.	Organization and Nature of Business

First Advantage Corporation (the “Company”), a newly formed holding company, acquired US SEARCH.com and six operating subsidiaries of The First American Corporation (“First American”) that formerly comprised its First American Screening Technologies (“FAST”) division. The operating subsidiaries include HireCheck, Inc., First American Registry, Inc., Substance Abuse Management, Inc., American Driving Records, Inc., Employee Health Programs, Inc., and SafeRent, Inc. These businesses provide motor vehicle reports, tenant screening, employee background checking and occupational health services. US SEARCH.com provides consumer location and reference services. First American owns approximately 80% of the shares of capital stock of the Company. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial information included in this report has been prepared in accordance with the instructions to Form
10-Q and does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments are of a normal recurring nature and are considered necessary for a fair presentation of the results for the interim period. This report should be read in conjunction with the Company’s Registration Statement on Form S-4 filed on May 14, 2003 with the Securities and Exchange Commission. The accompanying consolidated financial information includes the combined financial information of the FAST division, prepared on the historical cost basis of accounting, as if the merger with the Company was consummated on January 1, 2002.

The Company’s operating results for the three months and for the six months ended June 30, 2003, include results for First American’s Screening Technologies division from April 1, 2003, and January 1, 2003, respectively, and the results for US SEARCH.com from June 1, 2003. The Company’s operating results for the three months and for the six months ended June 30, 2002, include results for First American’s Screening Technologies division only.

Operating results for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

New Accounting Pronouncements

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this statement should

FIRST ADVANTAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2003 and 2002 (Unaudited)

be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company does not anticipate any significant impact on financial results from adoption of this standard.

In May 2003, the FASB issued SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not anticipate any significant impact on financial results from adoption of this standard.

3.	Acquisitions

In June 2003, the Company acquired US SEARCH.com for a total purchase price of approximately $60.2 million. This is based upon an estimate of the fair value of the net assets of the FAST division contributed by First American to First Advantage in the mergers and estimated direct costs of the mergers. The allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with SFAS 141. The acquisition of US SEARCH.com is based on management’s consideration of US SEARCH.com’s past and expected future performance as well as the potential strategic fit of US SEARCH.com with the long-term goals of First Advantage. The expected long-term growth, market position of US SEARCH.com and expected synergies to be generated by inclusion of US SEARCH.com are the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill. A full determination of the purchase price allocation will be made within twelve months of the effective acquisition date upon receipt of a final outside valuation analysis of tangible and intangible assets and finalization of the option valuation calculation. It is anticipated that the final purchase price allocation will not differ materially from the preliminary allocations.

The purchase price is as follows:

Fair value of FAST Division net assets	$173,000,000

Fair value of 20% of the FAST Division net assets contributed	$34,600,000
Net cash infusion from First American	295,263
Estimated merger related closing costs	6,772,254
Cash loaned to US SEARCH.com by First American	1,447,600

Total consideration paid by First American for 80% of US SEARCH.com	$43,115,117

Value of 100% of US SEARCH.com	$53,893,896
Value of vested options and outstanding warrants of US SEARCH.com	6,273,538

Purchase Price	$60,167,434

FIRST ADVANTAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2003 and 2002 (Unaudited)

The allocation of the purchase price is as follows:

Goodwill	$53,791,969
Identifiable intangible assets	3,000,000
Reserve for fair value of operating leases	(1,369,656)
Technology	8,700,000
Net Assets, acquired	(4,181,944)
Other	227,065

$60,167,434

The estimated fair value of the net assets of the FAST division was determined by First American at the date of the merger agreement based on the actual purchase price paid by First American for each of Employee Health Programs, Inc. and SafeRent, Inc. in the fourth quarter of 2002 and a valuation of the remaining FAST division companies undertaken as part of impairment testing required by SFAS 142.

At December 31, 2002, all of the Company’s goodwill was allocated to the Business Screening and Information segment. Prior to the merger with US SEARCH.com, the Company’s reporting units for purposes of allocating goodwill and testing for impairment were pre-employment and drug screening, tenant screening and motor vehicle reporting. Goodwill in the amount of $53,791,969 was acquired in connection with the merger with US SEARCH.com. It is anticipated that this goodwill will be allocated to a new reporting unit (Consumer Services) and to the previous reporting units based on the relative benefits from the synergies anticipated from the merger. At June 30, 2003, this goodwill has not been allocated to the aforementioned reporting units, pending the completion of a fair value analysis of each of the reporting units by an independent third party.

FIRST ADVANTAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2003 and 2002 (Unaudited)

Pro forma results of operations assuming the acquisitions of Employee Health Programs, Inc., SafeRent, Inc., and US SEARCH.com were consummated on January 1, 2002 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Service revenues	$42,493,369	$39,759,671	$82,113,391	$75,417,959

Net income (loss)	$1,221,749	$(1,252,960)	$639,733	$(3,108,016)

Earnings per share:
Basic	$0.06		$0.03

Diluted	$0.06		$0.03

Weighted-average common shares outstanding:
Basic	20,002,126		20,002,126
Diluted	20,122,023		20,122,023

The changes in the carrying amount of goodwill and intangible assets are as follows for the six months ending June 30, 2003:

	Goodwill	Intangible Assets
Balance, at December 31, 2002	$112,618,228	$10,606,428
Acquisitions	53,791,969	3,000,000
Payment of contingent purchase price	10,697,091	—
Amortization	—	(508,901)
Other adjustments	(126,333)	127,407

Balance, at June 30, 2003	$176,980,955	$13,224,934

FIRST ADVANTAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2003 and 2002 (Unaudited)

4.	Debt

Long-term debt consists of the following at June 30, 2003:

Term note:
Interest rate of 5%, principal and interest payments monthly of $50,000 until November 2003, principal and interest payments thereafter of $126,667, matures December 2004	$1,697,038
Revolving Loan Facility:
Interest at prime plus 1.50% (5.50% at June 30, 2003), matures August 2003	1,500,000
Capital leases:
Various interest rates and maturities through 2005	108,068

3,305,106
Less current portion of long-term debt	2,735,964

$569,142

5.	Earnings Per Share

Pursuant to the provisions of SFAS 128 “Earnings Per Share”, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options  and warrants. The calculation of the weighted average common shares outstanding is based on the issuance of shares as of  June 5, 2003.

6.	Related Parties

First American and certain affiliates provide legal, financial, technology and other administrative services to the Company. The Company recognized other operating expenses of $225,000 and $453,367 for the three months ended June 30, 2003 and 2002, respectively and $681,807 and $815,180 for the six months ended June 30, 2003 and 2002, respectively, relating to these services. The Company and First American entered into a services agreement pursuant to which First American will provide certain financial, administrative and managerial support services to the Company. Human resources systems and payroll systems and support, network services and financial systems will be provided at an annual cost of $150,000, $100,000 and $50,000, respectively. Legal and tax support, human resources support, investor relations and corporate communications support, accounting and financial management support, strategic planning and general management support will be provided at an annual cost of $600,000 plus reasonable out of pocket expenses. In addition, certain other services including pension and 401(k) expenses, corporate and medical insurance, personal property leasing and company car programs will be provided at actual cost. The agreement was implemented on April 1, 2003. Prior to April 1, 2003, the amounts allocated to the Company were based on reasonable assumptions (primarily usage, time incurred and number of employees) as to the proportion of the services used by the Company in

FIRST ADVANTAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2003 and 2002 (Unaudited)

relation to the actual costs incurred by First American and affiliates in providing the services.

First American contributed certain operations relating to businesses acquired and has also forgiven certain amounts owed by the Company in connection with the acquisitions and in the funding of operations of the Company. Net assets, in connection with acquisitions, contributed to the Company by First American totaled $10,697,091 and $37,457,033 for the six months ended June 30, 2003 and 2002, respectively. These amounts have been treated as additional paid-in capital in the accompanying financial statements. Amounts contributed to the Company by First American to fund operations were $5,268,529 and $4,645,603 for the six months ended June 30, 2003 and 2002, respectively.

7.	Stock Compensation Plans

Incentive Compensation Plan

The Company’s board of directors has adopted the 2003 First Advantage Incentive Compensation Plan. The plan is intended to promote the long-term success of the Company and increase stockholder value by attracting, motivating, and retaining key employees of the Company and its subsidiaries and affiliates, and by motivating consultants who provide significant services to the Company and its subsidiaries and affiliates. To achieve this purpose, the plan allows the granting of stock options, stock appreciation rights, restricted stock awards, performance unit awards, performance share awards and cash-based awards to eligible persons.

Subject to adjustment for certain changes in the Company’s capitalization, a total of 3.0 million shares of First Advantage Class A common stock is available for issuance under the plan. The plan is administered by the compensation committee of the board of directors of the Company, or another committee appointed by the Company’s board.

Upon the occurrence of a change of control transaction (as defined in the plan), generally all awards under the plan accelerate, all restrictions are lifted and all performance goals are achieved, subject to certain limitations. The committee may provide that any award, the payment of which was deferred under the plan, will be paid or distributed as of, or promptly following, a change of control transaction. The committee may also provide that any awards subject to any such acceleration, payment, adjustment or conversion cannot be exercised after, or will terminate as of, a change of control transaction.

In June 2003, stock options to purchase 928,500 shares of the Company’s common stock were granted under the First Advantage Corporation 2003 Incentive Compensation Plan Inc. The Company accounts for these stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (APB 25). Accordingly, the Company does not recognize compensation cost in connection with these plans, as all

FIRST ADVANTAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2003 and 2002 (Unaudited)

options granted under these plans had an exercise price equal to the market value of the Company’s common stock on the date of grant.

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Furthermore, SFAS 148 requires more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted SFAS 148 as of January 1, 2003 with respect to the disclosure requirements. The Company has elected to continue accounting for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. If the Company had elected or was required to apply the fair value recognition provisions of SFAS 123 to stock-based employee compensation, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003

Net income, as reported	$2,050,582	$2,380,660
Less: stock based compensation	199,636	199,636
expense, net of tax

Pro forma net income	$1,850,946	$2,181,024

Earnings per share:
Basic, as reported	$0.10	$0.12
Basic, pro forma	$0.09	$0.11
Diluted, as reported	$0.10	$0.12
Diluted, pro forma	$0.09	$0.11

Warrants and Options to Purchase Class A Common Stock, Assumed in the Merger

The Company agreed to assume the obligations of US SEARCH.com contained in all warrants to purchase common stock of US SEARCH.com outstanding on the closing date of the merger. Pursuant to the merger agreement and the terms of the warrants, the holders of the warrants are entitled to receive upon exercise thereof 0.04 of a share of First Advantage Class A common stock for each share of US SEARCH.com common stock that such warrant holder would have been entitled to receive pursuant to the warrant prior to the closing of the merger. As of June 30, 2003, the Company had outstanding warrants to purchase up to 347,392 shares of its common stock at exercise prices ranging from $0.25 to $29.50 per share.

FIRST ADVANTAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2003 and 2002 (Unaudited)

All outstanding stock options, stock appreciation rights, limited stock appreciation rights and stock purchase rights of US SEARCH.com were assumed by the Company and converted automatically into options to purchase shares of First Advantage Class A common stock calculated in accordance with the exchange ratio, rounded down to the nearest whole share. The exercise price is equal to the exercise price per share of US SEARCH.com common stock divided by the exchange ratio, rounded down to the nearest whole cent. The outstanding stock options, stock appreciation rights, limited stock appreciation rights and stock purchase rights of US SEARCH.com otherwise continue to be exercisable and vest subject to the terms and conditions applicable to them before the mergers. However, all outstanding stock options issued to US SEARCH.com employees and directors pursuant to the US SEARCH.com Amended and Restated 1998 Stock Incentive Plan and all outstanding stock options issued to US SEARCH.com’s non-employee directors pursuant to the US SEARCH.com 1999 Non-Employee Directors’ Stock Option Plan accelerated and became fully vested upon the occurrence of the mergers. As of June 30, 2003, the Company had outstanding options (previously issued by US SEARCH.com) to purchase up to 787,081 shares of its common stock at exercise prices ranging from $7.00 to $242.25 per share.

The following table summarizes information about stock options and warrants outstanding at June 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 7.00 - $ 12.50	192,694	3.0	$11.94	174,915	$12.09
$12.51 - $ 25.00	1,263,683	8.4	$21.80	305,248	$22.71
$25.01 - $ 50.00	151,517	4.7	$40.82	144,543	$41.20
$50.01 - $242.25	107,687	2.9	$157.78	107,562	$157.88

	1,715,581			732,268

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price
$ 0.25 - $22.50	128,016	5.55	$14.54
$22.51 - $26.00	216,376	3.02	$26.00
$26.01 - $29.50	3,000	3.65	$29.38

	347,392

FIRST ADVANTAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2003 and 2002 (Unaudited)

Employee Stock Purchase Plan

The Company’s board of directors approved the First Advantage Corporation 2003 Employee Stock Purchase Plan. The plan, which is intended to qualify under Section 423 of the Internal Revenue Code, allows eligible employees to purchase First Advantage Class A common stock through payroll deductions for 85% of the fair market value of the First Advantage Class A common stock. Participation in the plan is voluntary. Eligible employees may participate by authorizing payroll deductions of up to 15% of their base pay for each payroll period. At the end of each one-month offering period, each participant will receive an amount of First Advantage Class A common stock equal to the sum of that participant’s payroll deductions during such period divided by 85% of the fair market value of the common stock at the end of the period. No employee may participate in the plan if such employee owns or would own after the purchase of options under the plan, 5% or more of the voting power of all classes of First Advantage stock. Shares of First Advantage Class A common stock issued under the plan must be held for a period of one year. A total of 1.0 million shares of First Advantage Class A common stock is reserved for issuance under the plan. The plan became operative in August 2003.

8.	Segment Information

The Company provides business information and related products and services. The Company’s principal businesses are concentrated in two primary markets, Business Screening and Information, and Consumer Services. The Business Screening and Information segment includes tenant screening, employee background checking, motor vehicle reports and occupational health services. The Consumer Services segment provides consumer location and reference services. The Consumer Services segment was acquired in June 2003, as part of the US SEARCH.com merger.

The following table sets forth segment information for the six and three months ended June 30, 2003 and 2002. The information included for the Consumer Services segment is for the one month ended June 30, 2003.

FIRST ADVANTAGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2003 and 2002 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Service Revenues	2003	2002	2003	2002
Business Screening and Information	$35,882,879	$24,714,663	$67,423,535	$47,361,901
Consumer Services	1,548,018	—	1,548,018	—
Corporate	—	—	—	—

Consolidated	$37,430,897	$24,714,663	$68,971,553	$47,361,901

Depreciation & Amortization
Business Screening and Information	$1,558,187	$892,358	$3,337,138	$1,722,714
Consumer Services	232,856	—	232,856	—
Corporate	—	—	—	—

Consolidated	$1,791,043	$892,358	$3,569,994	$1,722,714

Income Before Taxes
Business Screening and Information	$4,410,976	$2,396,624	$6,263,777	$3,643,825
Consumer Services	18,394	—	18,394	—
Corporate	(1,046,457)	—	(2,204,844)	—

Consolidated	$3,382,913	$2,396,624	$4,077,327	$3,643,825

9.	Subsequent Events

On July 31, 2003, the Company entered into a $15 million loan agreement with a bank (the “Loan Agreement”). The outstanding principal balance under the related Note cannot exceed the lesser of $15 million or 80% of eligible accounts receivable, as defined in the Loan Agreement. The Note bears interest at the 30-day LIBOR rate plus an applicable margin ranging from 1.25% per annum to 2.5% per annum. The Loan Agreement provides that the Company must adhere to certain financial covenants. One of the financial covenants requires the maintenance of a “Funded Debt to EBITDA” ratio not to exceed 2.5 to 1.0. Funded Debt is defined as all outstanding liabilities for borrowed money and other interest bearing liabilities less the non-current portion of subordinated liabilities. EBITDA, as defined in the Loan Agreement, means net income less income or plus losses from discontinued operations and extraordinary items, plus all of the following: income taxes, interest expense, depreciation, amortization, depletion and other non-cash charges. A second financial covenant requires that the Company maintain a “Debt Service Coverage Ratio”, as defined in the Loan Agreement, of at least 1.5 to 1.

On July 31, 2003, the Company entered into a Promissory Note with First American. The loan evidenced by the Promissory Note is a $10 million unsecured revolving loan, with interest payable monthly. The principal balance of the Promissory Note is payable on July 31, 2006. The Promissory Note is subordinated to the $15 million bank debt and bears interest at the rate payable under the $15 million bank debt plus 0.5% per annum.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

First Advantage was created by the June 5, 2003 merger of The First American Corporation’s Screening Technologies division with US SEARCH.com, Inc. First Advantage provides business information and related products and services. First Advantage’s principal businesses are concentrated in two primary markets, Business Screening and Information, and Consumer Services. The Business Screening and Information segment includes tenant screening, employee background checking, motor vehicle reports and occupational health services. The Consumer Services segment provides consumer location and reference services. The Consumer Services segment was acquired in June 2003, as part of the US SEARCH.com, Inc. merger.

First Advantage earns revenue in the form of fees from the reports generated through its database of information and by searches performed. First Advantage generally enters into agreements with customers under which they pay a fixed fee per report generated. First Advantage recognizes this revenue when reports have been prepared and delivered.

First Advantage’s expenses consist primarily of compensation and benefits costs for employees, data acquisition costs, occupancy and related costs, selling, general and administrative expenses associated with operating its business, income taxes and debt service obligations. First Advantage’s expenses are likely to increase with increasing revenue levels.

Critical Accounting Policies and Estimates

First Advantage’s discussion and analysis of financial condition and results of operations is based upon its unaudited interim consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The results of operations for the three and six months ended June 30, 2003 include the results of The First American Corporation’s Screening Technologies division from April 1, 2003 and January 1, 2003, respectively and the results for US SEARCH.com from June 1, 2003. The results of operations for the three and six months ended June 30, 2002 include the results of he First American Corporation’s Screening Technologies division from April 1, 2002 and January 1, 2002, respectively.

First Advantage believes the following are the more critical accounting policies that impact its financial statements, some of which are based on management’s best estimates available at the time of preparation. Other accounting policies also have a significant effect on First Advantage’s consolidated financial statements, and some of these policies also require the use of estimates and assumptions. Although First Advantage believes that its estimates and assumptions are reasonable, actual results may differ.

Revenue Recognition

Revenue is recognized at the time of delivery of the reports as First Advantage has no ongoing obligation after delivery.

Allowance for Uncollectible Receivables

The allowance for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at an estimate for the amount of accounts receivable that may ultimately be uncollectible. In circumstances where First Advantage is aware of a specific customer’s inability to meet its financial obligations, First Advantage records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. This analysis requires making significant estimates, and changes in facts and circumstances could result in material changes in the allowance for uncollectible receivables.

Capitalized Software Development Costs

First Advantage capitalizes costs associated with developing software for internal use, which costs primarily include salaries of developers. Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose are probable. First Advantage ceases capitalization of development costs once the software has been substantially completed and is ready for its intended use.

Database Development Costs

Database development costs represents expenditures associated with First Advantage’s databases of information for customer usage. The costs are capitalized from the time technological feasibility is established until the information is ready for use.

Impairment of Intangible and Long-Lived Assets

First Advantage evaluates goodwill and intangibles for impairment based on undiscounted projected future cash flows and determined that no adjustment was necessary. However, if future actual results do not meet expectations, First Advantage may be required to record an impairment charge, the amount of which could be material to results of operations.

The following table sets forth, for the periods indicated, the percentages that certain items of income and expenses bear to revenue for such periods. Interim results are not necessarily indicative of results for a full year:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Service revenues	100.0%	100.0%	100.0%	100.0%
Cost of service revenues	39.6%	41.6%	41.5%	43.4%

Gross margin	60.4%	58.4%	58.5%	56.6%

Salaries and benefits	30.2%	29.2%	31.7%	29.9%
Other operating expenses	16.3%	15.7%	15.7%	15.3%
Depreciation and amortization	4.8%	3.6%	5.2%	3.6%

Income from operations	9.1%	9.9%	6.0%	7.8%

Other (expense) income:
Interest expense	-0.1%	-0.2%	-0.1%	-0.2%
Interest income	0.0%	0.0%	0.0%	0.1%

Total interest expense, net	-0.1%	-0.2%	-0.1%	-0.1%

Income before provision for income taxes	9.0%	9.7%	5.9%	7.7%
Provision for income taxes	3.6%	3.6%	2.5%	2.9%

Net income	5.5%	6.0%	3.5%	4.8%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Service Revenues

Service revenues for the three months ended June 30, 2003 increased $12.7 million or 51.5% to $37.4 million from $24.7 million during the same period in 2002. The increase is primarily due to strategic acquisitions made in fourth quarter of 2002 and in 2003. The acquisitions accounted for approximately $10.5 million of total service revenues during the quarter ended June 30, 2003. Service revenues at existing operations increased approximately $2.2 million due to additional volumes of business in response to expanded marketing efforts.

Cost of Revenues

Cost of revenues is comprised of fees paid to third parties, including fees paid to laboratories for drug testing, access fees for county and state criminal data, and fees paid to states for motor vehicle records. Cost of revenues for the three months ended June 30, 2003 increased $4.5 million or 44% to $14.8 million from $10.3 million during the same period in 2002. $3.6 million of the increase is due to the effect of acquisitions made in the fourth quarter of 2002 and in 2003. Cost of revenues as a percentage of service revenues decreased from 41.6% to 39.6%. The decrease in cost of revenues is due to additional volumes of business noted above.

Salaries and Benefits

Salaries and benefits, for the three months ended June 30, 2003, increased by $4.1 million, or 57%, to $11.3 million from $7.2 million during the same period in 2002. Approximately $3.2 million of the increase is due to additional salaries and benefits as a result of acquisitions. The balance of the increase is due to additional volumes at existing businesses.

Other Operating Expenses

Other operating expenses for the three months ended June 30, 2003 increased $2.2 million or 57.4% to $6.1 million from $3.9 million during the same period in 2002. Approximately $2.1 million of this increase is due to additional facilities and operating expenses associated with the acquisitions noted above.

Depreciation and Amortization

Depreciation and amortization expense was $1.8 million for the three months ended June 30, 2003, compared to $900 thousand in the three months ended June 30, 2002. The increase of $900 thousand is primarily due to the acquisitions noted above.

Income Taxes

Provision for income taxes for the three months ended June 30, 2003 was $1.3 million (an effective rate of 39.4%) compared to a provision of $902 thousand (an effective rate of 37.6%) during the same period in 2002. This change is primarily due to the changes in income from operations related to the operating factors discussed above.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Service Revenues

Service revenues for the six months ended June 30, 2003 increased $21.6 million or 45.6% to $69 million from $47.4 million during the same period in 2002. The increase is primarily due to strategic acquisitions made in the fourth quarter of 2002 and in 2003. The acquisitions accounted for approximately $17.3 million of total service revenues during the six months ended June 30, 2003. Service revenues at existing operations increased approximately $4.3 million due to additional volumes of business in response to expanded marketing efforts.

Cost of Revenues

Cost of revenues is comprised of fees paid to third parties, including fees paid to laboratories for drug testing, access fees for county and state criminal data, and fees paid to states for motor vehicle records. Cost of revenues for the six months ended June 30, 2003 increased $8.0 million or 39.2% to $28.6 million from $20.6 million during the same period in 2002. The increase is due to the effect of acquisitions made during the fourth quarter of 2002 and in 2003. Cost of revenues as a percentage of service revenues decreased from 43.4% to 41.5%.

Salaries and Benefits

Salaries and benefits increased by $7.7 million or 54.3% for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002. Approximately $5.9 million of the increase is due to acquisitions made in the fourth quarter of 2002 and 2003. The balance of the increase is due to additional volumes at existing businesses.

Other Operating Expenses

Other operating expenses for the six months ended June 30, 2003 increased $3.6 million or 50.0% to $10.8 million from $7.2 million during the same period in 2002. Approximately $3.2 million of this increase is due to additional facilities and operating expenses associated with the acquisitions noted above.

Depreciation and Amortization

Depreciation and amortization expense was $3.6 million for the six months ended June 30, 2003, compared to $1.7 million in the six months ended June 30, 2002. The increase of $1.9 million is primarily due to the acquisitions noted above.

Income Taxes

Provision for income taxes for the six months ended June 30, 2003 was $1.7 million (an effective rate of 41.6%) compared to a provision of $1.4 million (an effective rate of 37.6%) during the same period in 2002. This change is primarily due to the changes in income from operations related to the operating factors discussed

Liquidity and Capital Resources

First Advantage’s primary source of liquidity is cash flow from operations and contributions from its parent, The First American Corporation. As of June 30, 2003, cash and cash equivalents have increased to $12.2 million from $6.5 million as of December 31, 2002.

Cash provided by operations was $3.1 million for the six months ended June 30, 2003 as compared to $6.1 million for the same period in 2002.

Cash used in investing activities was $1.4 million for the six months ended June 30, 2003 as compared to $4.8 million for the same period in 2002. Cash was used primarily to purchase computer hardware, software and database development costs.

Cash provided by financing activities was $4.0 for the six months ended June 30, 2003 as compared to $3.7 million for the same period in 2002. The First American Corporation contributed cash of approximately $5.3 million the six months ended June 30, 2003 and $4.6 million for the same period in 2002. Although The First American Corporation has provided contributions in the past to support acquisitions and operations of First Advantage, there can be no assurance of future contributions. Pursuant to a standstill agreement to be entered into between The First American Corporation and First Advantage, a majority of disinterested directors of First Advantage must approve of all transactions between The First American Corporation or its affiliates and First Advantage, except for loans of up to $1.0 million.

Earnings before interest, taxes, depreciation and amortization (“ EBITDA”) was $5.2 million and $7.7 million for the three and six months ended June 30, 2003. EBITDA is not a measure of financial performance under generally accepted accounting principles nor is it presented as a substitute for net income or net cash provided from operations. First Advantage has included EBITDA data because such data is used by management to compare its performance to its competitors. EBITDA is also used by management to assess the on-going operations of the business. In addition, certain investors and creditors use EBITDA to analyze operating performance, liquidity and the debt service capability of the business. A reconciliation of EBITDA to net income for the three and six months ended June 30, 2003 is as follows:

	Six Moths Ended June 30, 2003	Three Months Ended June 30, 2003
Net income	$2,380,660	$2,050,582
Provision for income taxes	1,696,667	1,332,331
Interest expense	55,115	36,305
Depreciation & amortization	3,569,994	1,791,043

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$7,702,436	$5,210,261

First Advantage has entered into various capital leases, which have varying payments and interest rates. Approximately $108,000 is outstanding at June 30, 2003 relating to capital leases.

First Advantage also leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that First Advantage will pay insurance and taxes.

Debt consists primarily of bank debt of $1.5 million and acquisition debt of $ 1.7 million both assumed in conjunction with the merger with US SEARCH.com Inc. The bank debt is due on August 31, 2003.

On July 31, 2003 First Advantage entered into a $15 million loan agreement with a bank (the “Loan Agreement”). The outstanding principal balance under the related Note cannot exceed the lesser of $15 million or 80% of eligible accounts receivable, as defined in the Loan Agreement. The Note bears interest at the 30-day LIBOR rate plus an applicable margin ranging from 1.25% per annum to 2.5% per annum. The Loan Agreement provides that the First Advantage must adhere to certain financial covenants. One of the financial covenants requires the maintenance of a “Funded Debt to EBITDA” ratio not to exceed 2.5 to 1.0. Funded Debt is defined as all outstanding liabilities for borrowed money and other interest bearing liabilities less the non- current portion of subordinated liabilities. EBITDA, as defined in the Loan Agreement, means net income less income or plus losses from discontinued operations and extraordinary items, plus all of the following; income taxes, interest expense, depreciation, amortization, depletion and other non-cash charges. A second financial covenant requires that the company maintain a “ Debt Service Coverage Ratio”, as defined in the Loan Agreement, of at least 1.5 to 1.

On July 31, 2003 First Advantage entered into a Promissory Note with The First American Corporation. The loan evidenced by the Promissory Note is a $10 million unsecured revolving loan, with interest payable monthly. The principal balance of the Promissory Note is payable on July 31, 2006. The Promissory Note is subordinated to the $15 million bank debt and bears interest at the rate payable under the $15 million bank debt plus 0.5% per annum.

First Advantage and The First American Corporation entered into a services agreement pursuant to which The First American Corporation will provide certain financial, administrative and managerial support services to First Advantage. Human resources systems and payroll systems and support, network services and financial systems will be provided at an annual cost of $150,000, $100,000 and $50,000, respectively. Legal and tax support, human resources support, investor relations and corporate communications support, accounting and financial management support, strategic planning and general management support will be provided at an annual cost of $600,000 plus reasonable out of pocket expenses. In addition, certain other services including pension and 401(k) expenses, corporate and medical insurance, personal property leasing and company car programs will be provided at actual cost. Pursuant to the services agreement, The First American Corporation may make one or more loans to First Advantage on mutually agreeable terms without first obtaining the approval of a majority of disinterested directors of First Advantage; provided that the interest rate on the loans may not exceed prime plus 2.75% and the aggregate amount of the loans may not exceed $1.0 million. The services agreement commenced on the effective date of the merger and continues for one year. The services agreement will continue for successive six-month periods thereafter unless either First Advantage or The First American Corporation advises the other in writing, no later than 30 days before the expiration of a six-month period, that the services agreement will not be extended.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 4,000,000 shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on July 14, 2003

First Advantage has historically sought to acquire other businesses as part of its program of strategic growth. First Advantage continues to evaluate acquisitions in order to capitalize on the consolidation occurring in the industry and expects to fund such acquisitions from available sources of liquidity.

While uncertainties within First Advantage’s industry exist, management is not aware of any trends or events likely to have a material adverse effect on liquidity or the accompanying financial statements. First Advantage believes that based on current levels of operations and anticipated growth, First Advantage’s cash flow from operations, together with available sources of liquidity, will be sufficient to fund operations, anticipated capital expenditures, make required payments of principal and interest on debt, and satisfy other long-term contractual commitments. The following is a schedule of long-term contractual commitments (as of June 30, 2003) over the periods in which they are expected to be paid.

	2003	2004	2005	2006	2007	Thereafter	Total
Minimum contract purchase commitments	$2,193,459	$757,839	$68,325	$25,992	$984	$—	$3,046,599
Operating leases	2,640,779	4,198,871	2,586,812	1,520,483	1,030,646	458,552	12,436,143
Long-term debt	2,091,458	1,105,580	—	—	—	—	3,197,038
Capital leases	69,145	36,026	2,897	—	—	—	108,068

Total	$6,994,841	$6,098,316	$2,658,034	$1,546,475	$1,031,630	$458,552	$18,787,848

Note of Caution Regarding Forward Looking Statements

Certain statements made in this quarterly report, including those relating to sufficiency of cash flows and other sources of liquidity, are forward-looking. Risks and uncertainties exist that may cause results to differ materially from those set forth in these forward- looking statements. Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: general volatility of the capital markets and the market price of the company’s Class A common stock; the company’s ability to successfully raise capital; the company’s ability to integrate the businesses brought together in the June 5, 2003, merger with US SEARCH.com, Inc. and The First American Corporation’s Screening Technologies division; the company’s ability to identify and complete acquisitions and successfully integrate businesses it acquires; changes in applicable government regulations; the degree and nature of the company’s competition; increases in the company’s expenses; continued consolidation among the company’s competitors and customers; unanticipated technological changes and requirements; and the company’s ability to identify suppliers of quality and cost-effective data. The forward-looking statements speak only as of the date they are made. The company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments”. We had no holdings of derivative financial instruments at June 30, 2003.

Item 4.    Controls and Procedures

Based upon an evaluation by the Company’s President and Chief Financial Officer within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, they have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing the information the Company is required to disclose in its reports filed under such Act.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

In connection with the June 5, 2003 merger of the Company with the Screening Technologies division of The First American Corporation and with US SEARCH.com, Inc., the Company amended its Certificate of Incorporation. Prior to the amendment, the Company was authorized to issue up to 1,000 shares of a single class of common stock, which was entitled to one vote per share. The amendment authorized the Company to issue up to 1,000,000 shares of preferred stock, 75,000,000 shares of Class A common stock, which is entitled to one vote per share, and 25,000,000 shares of Class B common stock, which is entitled to ten votes per share. In the June 5, 2003 merger The First American Corporation received Class B shares representing approximately 80% of the total issued and outstanding common stock of the Company on such date. The former stockholders of US SEARCH.com, Inc. received Class A shares representing approximately the remaining 20%.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s sole stockholder unanimously elected Parker Kennedy, Brent Cohen, J. David Chatham, Barry Connelly, Lawrence D. Lenihan, Jr., Donald Nickelson, Donald Robert and David Walker to the board of directors of the Company in an Action by Written Consent of the Sole Stockholder of First Advantage Corporation dated June 4, 2003. The appointments became effective upon the consummation of the merger of The First American Corporation’s Screening Technologies division and US SEARCH.com, Inc. with the Company, which occurred on June 5, 2003. John W. Long, who was previously elected to the board of directors of the Company, continued as a director.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

10	Employment Agreement, dated August 4, 2003, between First Advantage Corporation and David Wachtel

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Loan Agreement, made as of the 31st day of July, 2003 by and between First Advantage Corporation and Bank of America, N.A.

99.2	Promissory Note, made July 31, 2003, by First Advantage Corporation to the order of Bank of America, N.A.

99.3	Security Agreement, made as of the 31st day of July, 2003 by First Advantage Corporation and Bank of America, N.A.

99.4

Security Agreement, made as of the 31st day of July, 2003 by SafeRent, Inc., Employee Health Program, Inc., Substance Abuse Management, Inc., HireCheck, Inc., American Driving Records, Inc., First American Registry, Inc., US SEARCH.com, Inc. and Bank of America, N.A.

99.5	Promissory Note, made July 31, 2003, by First Advantage Corporation to the order of The First American Corporation

(b)    Reports on Form 8-K

During the three months ended June 30, 2002, the Company filed the following reports on Form 8-K:

(i)	Form 8-K, filed on June 6, 2003, with respect to the announcement of the closing of the merger with the Screening Technologies division of The First American Corporation and US SEARCH.com, Inc., incorporating by reference the following financial statements and financial information from pre-effective amendment number 5 to the Company’s registration statement on Form S-4 (No. 333-102565):

(A)	audited combined balance sheets, statements of operations, changes in stockholder’s equity and cash flows of the FAST division as of December 31, 2002 and 2001, and the results of operations and cash flows of the FAST division for each of the three years in the period ended December 31, 2002;
(B)	unaudited balance sheet of SafeRent, Inc. for the year ended December 31, 2001, unaudited balance sheet, statement of operations, statement of changes in owners’ equity and statement of cash flows of SafeRent, Inc. for the nine months ended September 30, 2002, unaudited statement of operations and statement of cash flows of SafeRent, Inc. for the nine months ended September 30, 2001, and balance sheets, statements of operations, statements of owners’ equity and statements of cash flows of SafeRent, Inc. for the years ended December 31, 2001 (unaudited) and 2000;
(C)	balance sheet of Employee Health Programs, Inc. for the year ended December 31, 2001, unaudited balance sheet, statement of income, statement of changes in stockholders’ equity and statement of cash flows of Employee Health Programs, Inc. for the nine months ended September 30, 2002, unaudited statements of income and statements of cash flows of Employee Health Programs, Inc. for the nine months ended September 30, 2001, and balance sheets, statements of income, statements of stockholders’ equity and statements of cash flows of Employee Health Programs, Inc. for the years ended December 31, 2001 and 2000;
(D)	balance sheet, income statement, statement of changes in stockholders’ equity and statement of cash flows of Substance Abuse Management, Inc. for the year ended December 31, 2000;
(E)	balance sheets, income statements, statements of changes in stockholders’ equity and statements of cash flows of American Driving Records, Inc. for the years ended December 31, 2001 and 2000;
(F)	the audited consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows of US SEARCH.com Inc. and its subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002; and
(G)	the unaudited pro forma combined financial statements for the FAST division and US SEARCH.com Inc. for the year ended December 31, 2002.

(ii)	Form 8-K, filed on June 10, 2003, with respect to the announcement of the departure of the president of the Company.

(iii)	Form 8-K, filed on June 18, 2003, with respect to the naming of officers of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ADVANTAGE CORPORATION

(Registrant)

Date: August 13, 2003	By:	/s/ JOHN LONG
John Long Chief Executive Officer

By:	/s/ JOHN LAMSON
John Lamson Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10	Employment Agreement, dated August 4, 2003, between First Advantage Corporation and David Wachtel

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Loan Agreement, made as of the 31st day of July, 2003 by and between First Advantage Corporation and Bank of America, N.A.

99.2	Promissory Note, made July 31, 2003, by First Advantage Corporation to the order of Bank of America, N.A.

99.3	Security Agreement, made as of the 31st day of July, 2003 by First Advantage Corporation and Bank of America, N.A.

99.4

Security Agreement, made as of the 31st day of July, 2003 by SafeRent, Inc., Employee Health Program, Inc., Substance Abuse Management, Inc., HireCheck, Inc., American Driving Records, Inc., First American Registry, Inc., US SEARCH.com, Inc. and Bank of America, N.A.

99.5	Promissory Note, made July 31, 2003, by First Advantage Corporation to the order of The First American Corporation