Form 10-Q/A
period 2003-06-30
FIRST ADVANTAGE CORP
filed 2003-08-26
CIK 1210677

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

FORM 10-Q/A

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

There were 4,113,587 shares of outstanding Class A Common Stock of the registrant as of August 22, 2003.

There were 16,027,286 shares of outstanding Class B Common Stock of the registrant as of August 22, 2003.

FIRST ADVANTAGE CORPORATION

Explanatory Note:

Pursuant to this Form 10-Q/A, the registrant amends (a) the cover page to correct an error in the number of shares of Class A and Class B common stock outstanding, (b) Item 1. — Consolidated Balance Sheets to correct an error in the number of shares of Class A and Class B common stock outstanding as of June 30, 2003 and (c) Item 1. — Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2003 — to correct an error in the number of Class A and Class B shares reported as issued in connection with the US SEARCH.com acquisition and to correct related errors in the Common Stock Amount. Besides changes to the cover page, the Consolidated Balance Sheets and the Consolidated Statement of Changes in Stockholders’ Equity, no other changes have been made to the Form 10-Q for the quarterly period ended June 30, 2003.

Form 10-Q/A for the quarterly period ended June 30, 2003

Item 1. Financial Statements

First Advantage Corporation

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,194,314	$6,514,108
Accounts receivable (less allowance for doubtful accounts of $946,412 and $788,390 in 2003 and 2002, respectively)	19,273,993	13,826,944
Prepaid expenses and other current assets	1,998,234	1,332,186

Total current assets	33,466,541	21,673,238
Property and equipment, net	22,612,804	12,534,476
Goodwill, net	176,980,955	112,618,228
Intangible assets, net	13,224,934	10,606,428
Database development costs, net	6,725,042	6,225,564
Other assets	390,347	349,646

Total assets	$253,400,623	$164,007,580

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,214,730	$3,047,348
Accrued liabilities	13,570,898	7,814,401
Due to affiliates	444,200	—
Income taxes payable	347,723	1,576,400
Current portion of long-term debt and capital leases	2,735,964	539,406

Total current liabilities	22,313,515	12,977,555
Long-term debt and capital leases, net of current portion	569,142	650,906
Deferred taxes	4,429,253	4,188,593
Other liabilities	1,671,348	287,430

Total liabilities	28,983,258	18,104,484

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 75,000,000 shares authorized; 3,974,840 and 0 issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	3,975	—
Class B common stock, $.001 par value; 25,000,000 shares authorized; 16,027,286 and 1 issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	16,027	—
Additional paid-in capital	217,604,650	141,491,043
Retained earnings	6,792,713	4,412,053

Total stockholders’ equity	224,417,365	145,903,096

Total liabilities and stockholders’ equity	$253,400,623	$164,007,580

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Service revenues	$37,430,897	$24,714,663	$68,971,553	$47,361,901
Cost of service revenues	14,817,737	10,290,719	28,636,705	20,578,485

Gross margin	22,613,160	14,423,944	40,334,848	26,783,416
Salaries and benefits	11,312,129	7,210,793	21,837,110	14,149,608
Other operating expenses	6,100,628	3,876,195	10,815,885	7,227,384
Depreciation and amortization	1,791,043	892,358	3,569,994	1,722,714

Total operating expenses	19,203,800	11,979,346	36,222,989	23,099,706

Income from operations	3,409,360	2,444,598	4,111,859	3,683,710
Interest (expense) income:
Interest expense	(36,305)	(59,479)	(55,115)	(75,729)
Interest income	9,858	11,505	20,583	35,844

Total interest (expense), net	(26,447)	(47,974)	(34,532)	(39,885)

Income before provisions for income taxes	3,382,913	2,396,624	4,077,327	3,643,825
Provision for income taxes	1,332,331	901,523	1,696,667	1,370,633

Net income	$2,050,582	$1,495,101	$2,380,660	$2,273,192

Per share amounts:
Basic	$0.10	N/A	$0.12	N/A

Diluted	$0.10	N/A	$0.12	N/A

Weighted-average common shares outstanding:
Basic	20,002,126	N/A	20,002,126	N/A
Diluted	20,122,023	N/A	20,122,023	N/A

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2003 (Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2002, as previously reported	1	$—	$1,000	$—	$1,000
Contribution of FAST Division from First American	—	—	141,490,043	4,412,053	145,902,096

December 31, 2002, as restated	1	$—	$141,491,043	$4,412,053	$145,903,096

Net income for 2003	—	—	—	2,380,660	$2,380,660
Contribution from First American – Operations	—	—	10,697,091	—	10,697,091
Contribution from First American – Cash	—	—	5,268,529	—	5,268,529
Class A Shares issued in connection with US SEARCH.com acquisition	3,974,761	3,975	60,147,432	—	60,151,407
Class B Shares issued to First American in connection with US SEARCH.com acquisition	16,027,285	16,027	—	—	16,027
Class A Shares issued in connection with stock option plan	79	—	555	—	555

Balance at June 30, 2003	20,002,126	$20,002	$217,604,650	$6,792,713	$224,417,365

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

Item 4.    Controls and Procedures

Based upon an evaluation by the Company’s President and Chief Financial Officer within 90 days prior to the filing date of Amendment No. 1 to this Quarterly Report on Form 10-Q/A, they have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing the information the Company is required to disclose in its reports filed under such Act.

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

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

10	*	Employment Agreement, dated August 4, 2003, between First Advantage Corporation and David Wachtel

31.1		Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	*	Loan Agreement, made as of the 31st day of July, 2003 by and between First Advantage Corporation and Bank of America, N.A.

99.2	*	Promissory Note, made July 31, 2003, by First Advantage Corporation to the order of Bank of America, N.A.

99.3	*	Security Agreement, made as of the 31st day of July, 2003 by First Advantage Corporation and Bank of America, N.A.

99.4	*

Security Agreement, made as of the 31st day of July, 2003 by SafeRent, Inc., Employee Health Program, Inc., Substance Abuse Management, Inc., HireCheck, Inc., American Driving Records, Inc., First American Registry, Inc., US SEARCH.com, Inc. and Bank of America, N.A.

99.5	*	Promissory Note, made July 31, 2003, by First Advantage Corporation to the order of The First American Corporation

*	Previously included in quarterly report filed on Form 10-Q

(b)    Reports on Form 8-K

During the three months ended June 30, 2002, the Company filed the following reports on Form 8-K:

(i)	Form 8-K, filed on June 6, 2003, with respect to the announcement of the closing of the merger with the Screening Technologies division of The First American Corporation and US SEARCH.com, Inc., incorporating by reference the following financial statements and financial information from pre-effective amendment number 5 to the Company’s registration statement on Form S-4 (No. 333-102565):

(A)	audited combined balance sheets, statements of operations, changes in stockholder’s equity and cash flows of the FAST division as of December 31, 2002 and 2001, and the results of operations and cash flows of the FAST division for each of the three years in the period ended December 31, 2002;
(B)	unaudited balance sheet of SafeRent, Inc. for the year ended December 31, 2001, unaudited balance sheet, statement of operations, statement of changes in owners’ equity and statement of cash flows of SafeRent, Inc. for the nine months ended September 30, 2002, unaudited statement of operations and statement of cash flows of SafeRent, Inc. for the nine months ended September 30, 2001, and balance sheets, statements of operations, statements of owners’ equity and statements of cash flows of SafeRent, Inc. for the years ended December 31, 2001 (unaudited) and 2000;
(C)	balance sheet of Employee Health Programs, Inc. for the year ended December 31, 2001, unaudited balance sheet, statement of income, statement of changes in stockholders’ equity and statement of cash flows of Employee Health Programs, Inc. for the nine months ended September 30, 2002, unaudited statements of income and statements of cash flows of Employee Health Programs, Inc. for the nine months ended September 30, 2001, and balance sheets, statements of income, statements of stockholders’ equity and statements of cash flows of Employee Health Programs, Inc. for the years ended December 31, 2001 and 2000;
(D)	balance sheet, income statement, statement of changes in stockholders’ equity and statement of cash flows of Substance Abuse Management, Inc. for the year ended December 31, 2000;
(E)	balance sheets, income statements, statements of changes in stockholders’ equity and statements of cash flows of American Driving Records, Inc. for the years ended December 31, 2001 and 2000;
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

FIRST ADVANTAGE CORPORATION

(Registrant)

Date: August 26, 2003	By:	/s/ JOHN LONG
John Long Chief Executive Officer

By:	/s/ JOHN LAMSON
John Lamson Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description

10	*	Employment Agreement, dated August 4, 2003, between First Advantage Corporation and David Wachtel

31.1		Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	*	Loan Agreement, made as of the 31st day of July, 2003 by and between First Advantage Corporation and Bank of America, N.A.

99.2	*	Promissory Note, made July 31, 2003, by First Advantage Corporation to the order of Bank of America, N.A.

99.3	*	Security Agreement, made as of the 31st day of July, 2003 by First Advantage Corporation and Bank of America, N.A.

99.4	*

Security Agreement, made as of the 31st day of July, 2003 by SafeRent, Inc., Employee Health Program, Inc., Substance Abuse Management, Inc., HireCheck, Inc., American Driving Records, Inc., First American Registry, Inc., US SEARCH.com, Inc. and Bank of America, N.A.

99.5	*	Promissory Note, made July 31, 2003, by First Advantage Corporation to the order of The First American Corporation

*	Previously included in quarterly report filed on Form 10-Q