Form 10-Q
period 2003-09-30
FIRST ADVANTAGE CORP
filed 2003-11-13
CIK 1210677

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission file number: 000-50285

FIRST ADVANTAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	61-1437565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Progress Plaza, Suite 2400

St. Petersburg, Florida 33701

(Address of principal executive offices, including zip code)

(727) 214-3411

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒ No ☐ and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 4,810,954 shares of outstanding Class A Common Stock of the registrant as of November 11, 2003.

There were 16,027,286 shares of outstanding Class B Common Stock of the registrant as of November 11, 2003.

FIRST ADVANTAGE CORPORATION

Form 10-Q for the quarterly period ended September 30, 2003

Item 1.	Financial Statements

First Advantage Corporation

Consolidated Balance Sheets (Unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$7,407,000	$6,514,000
Accounts receivable (less allowance for doubtful accounts of $1,354,000 and $788,000 in 2003 and 2002, respectively)	25,030,000	13,827,000
Prepaid expenses and other current assets	2,438,000	1,332,000

Total current assets	34,875,000	21,673,000
Property and equipment, net	23,584,000	12,535,000
Goodwill	203,079,000	112,618,000
Intangible assets, net	17,005,000	10,606,000
Database development costs, net	7,024,000	6,226,000
Other assets	532,000	350,000

Total assets	$286,099,000	$164,008,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,654,000	$3,047,000
Accrued liabilities	15,069,000	7,815,000
Due to affiliates	1,342,000	—
Income taxes payable	1,709,000	1,576,000
Current portion of long-term debt and capital leases	6,224,000	540,000

Total current liabilities	29,998,000	12,978,000
Long-term debt and capital leases, net of current portion	11,390,000	651,000
Deferred taxes	4,168,000	4,189,000
Other liabilities	1,652,000	287,000

Total liabilities	47,208,000	18,105,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 75,000,000 shares authorized; 4,703,904 and 0 issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	5,000	—
Class B common stock, $.001 par value; 25,000,000 shares authorized; 16,027,286 and 1 issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	16,000	—
Additional paid-in capital	230,648,000	141,491,000
Retained earnings	8,222,000	4,412,000

Total stockholders’ equity	238,891,000	145,903,000

Total liabilities and stockholders’ equity	$286,099,000	$164,008,000

The accompanying notes are an integral part of these consolidated financial statements

First Advantage Corporation

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Service revenue	$39,555,000	$19,720,000	$93,883,000	$53,076,000
Reimbursed government fee revenue	8,079,000	7,194,000	22,723,000	21,200,000

Total revenue	47,634,000	26,914,000	116,606,000	74,276,000

Cost of service revenue	9,593,000	5,240,000	23,586,000	11,813,000
Government fees paid	8,079,000	7,194,000	22,723,000	21,200,000

Total cost of service	17,672,000	12,434,000	46,309,000	33,013,000

Gross margin	29,962,000	14,480,000	70,297,000	41,263,000

Salaries and benefits	15,051,000	8,119,000	36,889,000	22,268,000
Other operating expenses	9,989,000	3,827,000	20,804,000	11,055,000
Depreciation and amortization	2,395,000	921,000	5,965,000	2,644,000

Total operating expenses	27,435,000	12,867,000	63,658,000	35,967,000

Income from operations	2,527,000	1,613,000	6,639,000	5,296,000

Interest (expense) income:
Interest expense	(12,000)	(59,000)	(67,000)	(135,000)
Interest income	10,000	11,000	30,000	47,000

Total interest (expense), net	(2,000)	(48,000)	(37,000)	(88,000)

Income before provision for income taxes	2,525,000	1,565,000	6,602,000	5,208,000
Provision for income taxes	1,096,000	589,000	2,792,000	1,959,000

Net income	$1,429,000	$976,000	$3,810,000	$3,249,000

Per share amounts:
Basic	$0.07	N/A	$0.19	N/A

Diluted	$0.07	N/A	$0.19	N/A

Weighted-average common shares outstanding:
Basic	20,203,955	N/A	20,069,893	N/A
Diluted	20,337,947	N/A	20,185,345	N/A

The accompanying notes are an integral part of these consolidated financial statements

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2003 (Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2002, as previously reported	1	$—	$1,000	$—	$1,000
Contribution of FAST Division from First American		—	141,490,000	4,412,000	145,902,000

December 31, 2002, as restated	1	$—	$141,491,000	$4,412,000	$145,903,000

Net income for 2003		$—	$—	$3,810,000	$3,810,000
Contribution from First American - Operations		—	10,697,000	—	10,697,000
Contribution from First American - Cash		—	5,269,000	—	5,269,000
Class A Shares issued in connection with US SEARCH.com acquisition	3,974,761	4,000	60,147,000	—	60,151,000
Class B Shares issued to First American in connection with US SEARCH.com acquisition	16,027,285	16,000	—	—	16,000
Class A Shares issued in connection with other acquisitions	727,878	1,000	13,029,000	—	13,030,000
Class A Shares issued in connection with stock option plan and employee stock purchase plan	1,265	—	15,000	—	15,000

Balance at September 30, 2003	20,731,190	$21,000	$230,648,000	$8,222,000	$238,891,000

The accompanying notes are an integral part of these consolidated financial statements

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002 (Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$3,810,000	$3,249,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,965,000	2,644,000
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,520,000)	(6,877,000)
Prepaid expenses and other current assets	24,000	(585,000)
Other assets	378,000	114,000
Accounts payable	(4,940,000)	8,000
Accrued liabilities	372,000	2,561,000
Due to affiliates	563,000	—
Income taxes	88,000	3,306,000
Other liabilities	1,399,000	105,000

Net cash provided by operating activities	3,139,000	4,525,000

Cash flows from investing activities:
Database development costs	(1,649,000)	(2,259,000)
Purchases of property and equipment	(2,450,000)	(3,513,000)
Cash paid for acquisitions	(8,524,000)	—
Beginning cash balance of companies acquired	1,429,000	—

Net cash used in investing activities	(11,194,000)	(5,772,000)

Cash flows from financing activities:
Proceeds from bank debt	6,500,000	—
Repayment of debt	(2,836,000)	(1,774,000)
Contribution from First American	5,269,000	5,637,000
Class A Shares issued in connection with stock option plan and employee stock purchase plan	15,000	—

Net cash provided by financing activities	8,948,000	3,863,000

Increase in cash and cash equivalents	893,000	2,616,000

Cash and cash equivalents at beginning of period	6,514,000	1,287,000

Cash and cash equivalents at end of period	$7,407,000	$3,903,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$51,000	$87,000

Non-cash investing and financing activities:
Operations contributed by First American	$10,697,000	$37,076,000
Common stock issued in connection with US SEARCH.com acquisition	$60,167,000	$—
Common stock issued in connection with other acquisitions	$13,030,000	$—
Debt issued in connection with acquisitions	$9,200,000	$—

The accompanying notes are an integral part of these consolidated financial statements

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2003 and 2002 (Unaudited)

1.	Organization and Nature of Business

First Advantage Corporation (the “Company”), a newly formed holding company, acquired US SEARCH.com and six operating subsidiaries of The First American Corporation (“First American”) that formerly comprised its First American Screening Technologies (“FAST”) division. The operating subsidiaries included HireCheck, Inc., First American Registry, Inc., Substance Abuse Management, Inc., American Driving Records, Inc., Employee Health Programs, Inc., and SafeRent, Inc. These businesses provide tenant screening, employee background checking, insurance services and occupational health services. US SEARCH.com provides consumer location and reference services. First American owns approximately 77% of the shares of capital stock of the Company as of September 30, 2003. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

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

First Advantage completed five acquisitions during the third quarter of 2003. The Company’s operating results for the three and nine months ended September 30, 2003, include results for the acquired entities from their respective dates of acquisition. The Company’s operating results for the nine months ended September 30, 2003, include results for the FAST division from January 1, 2003 and the results for US SEARCH.com from June 1, 2003. The Company’s operating results for the three months and for the nine months ended September 30, 2002, include results for the FAST division only.

Operating results for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Impairment of Intangible and Long-Lived Assets

First Advantage carries intangible and long-lived assets at cost less accumulated amortization. Accounting standards require that assets be written down if they become impaired. Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At such time that an impairment

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2003 and 2002 (Unaudited)

in value of an intangible or long-lived asset is identified, the impairment will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate.

New Accounting Pronouncements

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this statement should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company does not anticipate any significant impact on financial results from adoption of this standard.

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

In June 2003, the Company acquired US SEARCH.com for a total purchase price of approximately $60.2 million. The purchase price was based upon an estimate of the fair value of the net assets of the FAST division contributed by First American to First Advantage in the mergers and estimated direct costs of the mergers. The allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with SFAS 141. The acquisition of US SEARCH.com is based on management’s consideration of US SEARCH.com’s past and expected future performance as well as the potential strategic fit of US SEARCH.com with the long-term goals of First Advantage. The expected long-term growth, market position of US SEARCH.com and expected synergies to be generated by inclusion of US SEARCH.com are the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill. A full determination of the purchase price allocation is being made concurrent with the effective acquisition date and upon receipt of a final outside third party valuation analysis of

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2003 and 2002 (Unaudited)

tangible and intangible assets and finalization of the option valuation calculation. It is anticipated that the final purchase price allocation will not differ materially from the preliminary allocations.

The purchase price is as follows:

Fair value of FAST Division net assets	$173,000,000

Fair value of 20% of the FAST Division net assets contributed	$34,600,000
Net cash infusion from First American	295,000
Estimated merger related closing costs	6,772,000
Cash loaned to US SEARCH.com by First American	1,448,000

Total consideration paid by First American for 80% of US SEARCH.com	$43,115,000

Value of 100% of US SEARCH.com	$53,894,000
Value of vested options and outstanding warrants of US SEARCH.com	6,273,000

Purchase price	$60,167,000

The preliminary allocation of the purchase price is as follows:

Goodwill	$54,424,000
Identifiable intangible assets	3,032,000
Reserve for fair value of operating leases	(1,370,000)
Technology	8,700,000
Net assets acquired	(4,846,000)
Other	227,000

$60,167,000

The estimated fair value of the net assets of the FAST division was determined by First American at the date of the merger agreement based on the actual purchase price paid by First American for each of Employee Health Programs, Inc. and SafeRent, Inc. in the fourth quarter of 2002 and a valuation, conducted by a third party, of the remaining FAST division companies undertaken as part of impairment testing required by SFAS 142.

At December 31, 2002, all of the Company’s goodwill was allocated to the Business Screening and Information segment. Prior to the merger with US SEARCH.com, the Company’s reporting units for purposes of allocating goodwill and testing for impairment were pre-employment and drug screening, tenant screening and insurance services. Goodwill in the amount of $54,424,000 was acquired in connection with the merger with US SEARCH.com. It is anticipated that this goodwill will be allocated to a new reporting unit (Consumer Services) and to the previous reporting units based on the relative benefits from the synergies, growth and economic potential anticipated from the merger. At September 30, 2003, this goodwill has not been allocated to the aforementioned reporting units, pending the completion of a fair value analysis of each of the reporting units by an independent third party.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2003 and 2002 (Unaudited)

In the third quarter of 2003, the Company acquired Liberatore Services, Inc., Total Information Source, Inc., Continental Compliance Systems, Omega Insurance Services and Employee Information Services, Inc. The acquisitions have been included in the Company’s Business Screening and Information segment. The preliminary allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with SFAS 141. The acquisition of these companies is based on management’s consideration of past and expected future performance as well as the potential strategic fit with the long-term goals of First Advantage. The expected long-term growth, market position and expected synergies to be generated by inclusion of these companies are the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill.

The aggregate purchase price of these acquisitions is as follows:

Cash	$8,524,000
Notes	9,200,000
Stock	13,030,000

Purchase price	$30,754,000

The preliminary allocation of the aggregate purchase price is as follows:

Goodwill	$25,466,000
Identifiable intangible assets	4,111,000
Net assets acquired	1,177,000

$30,754,000

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2003 and 2002 (Unaudited)

Pro forma results of operations assuming the acquisitions of Employee Health Programs, Inc., SafeRent, Inc., US SEARCH.com, Liberatore Services, Inc., Total Information Source, Inc., Continental Compliance Systems, Omega Insurance Services and Employee Information Services, Inc. were consummated on January 1, 2002 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total revenue	$53,944,000	$50,413,000	$145,126,000	$139,625,000

Net income (loss)	$1,411,000	$(9,826,000)	$1,859,000	$(12,729,000)

Earnings per share:
Basic	$0.07	N/A	$0.09	N/A

Diluted	$0.07	N/A	$0.09	N/A

Weighted-average common shares outstanding:
Basic	20,730,470	N/A	20,730,470	N/A
Diluted	20,864,462	N/A	20,845,612	N/A

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement addresses financial accounting and reporting for goodwill and other intangibles and supercedes Accounting Principles Board Opinion No. 17, “Intangible Assets.” SFAS 142 addresses how goodwill and other intangible assets should be accounted for in the financial statements. Pursuant to SFAS 142, the Company’s goodwill and intangible assets that have indefinite lives will not be amortized but rather will be tested at least annually for impairment. SFAS 142 requires that goodwill and other intangible assets be allocated to various reporting units, which are either operating segments or one reporting unit below the operating segment. The Company’s reporting units for purposes of applying the provisions of SFAS 142 are pre-employment and drug screening, tenant screening and insurance services.

The SFAS 142 impairment testing process includes two phases. The first phase (Test 1) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis, market approach valuations and third-party valuation advisors. If the fair value of the reporting unit exceeds its book value, the goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second test (Test 2) must be completed to determine if the fair value of the goodwill exceeds the book value of the goodwill. The fair value of the goodwill is determined by discounted cash flow analysis and appraised values. If the fair value is less than the book value an impairment charge exists.

In accordance with the adoption of SFAS 142, the Company will complete a transitional goodwill impairment test, for the year ending December 31, 2003, for all reporting units. A valuation date of September 30, 2003 will be used for this impairment test.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2003 and 2002 (Unaudited)

The changes in the carrying amount of goodwill and intangible assets are as follows for the nine months ending September 30, 2003:

	Goodwill	Intangible Assets
Balance, at December 31, 2002	$112,618,000	$10,606,000
Acquisitions	79,890,000	7,143,000
Payment of contingent purchase price	10,697,000	—
Amortization	—	(831,000)
Other adjustments	(126,000)	87,000

Balance, at September 30, 2003	$203,079,000	$17,005,000

4.	Debt

On July 31, 2003, the Company entered into a $15 million loan agreement with a bank (the “Loan Agreement”). The outstanding principal balance under the related Note cannot exceed the lesser of $15 million or 80% of eligible accounts receivable, as defined in the Loan Agreement. The Note bears interest at the 30-day LIBOR rate plus an applicable margin ranging from 1.25% per annum to 2.5% per annum. The Loan Agreement provides that the Company must adhere to certain financial covenants. One of the financial covenants requires the maintenance of a “Funded Debt to EBITDA” ratio not to exceed 2.5 to 1.0. Funded Debt is defined as all outstanding liabilities for borrowed money and other interest bearing liabilities less the non- current portion of subordinated liabilities. EBITDA, as defined in the Loan Agreement, means net income less income or plus losses from discontinued operations and extraordinary items, plus all of the following: income taxes, interest expense, depreciation, amortization, depletion and other non-cash charges. A second financial covenant requires that the Company maintain a “ Debt Service Coverage Ratio”, as defined in the Loan Agreement, of at least 1.5 to 1. At September 30, 2003, the Company was in compliance with the financial covenants of the Loan Agreement.

On July 31, 2003, the Company entered into a Promissory Note with First American. The loan evidenced by the Promissory Note is a $10 million unsecured revolving loan, with interest payable monthly. The principal balance of the Promissory Note is payable on July 31, 2006. The Promissory Note is subordinated to the $15 million bank debt and bears interest at the rate payable under the $15 million bank debt plus 0.5% per annum. There was no balance outstanding as of September 30, 2003.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2003 and 2002 (Unaudited)

Long-term debt consists of the following at September 30, 2003:

Promissory note (related to US SEARCH.com acquisition):
Interest rate of 5%, principal and interest payments monthly of $50,000 until November 2003, principal and interest payments thereafter of $126,667, matures December 2004	$1,561,000

Loan agreement:
Interest at 30-day LIBOR plus 1.39% (2.5% at September 30, 2003), matures July 2005	6,500,000

Acquisition debt:
Weighted average interest rate of 2.03% and maturities through 2005	9,200,000

Capital leases and other debt:
Various interest rates and maturities through 2011	353,000

17,614,000
Less current portion of long-term debt	6,224,000

$11,390,000

5.	Earnings Per Share

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

First American and certain affiliates provide legal, financial, technology and other administrative services to the Company. The Company recognized other operating expenses of $225,000 and $354,456 for the three months ended September 30, 2003 and 2002, respectively and $906,807 and $1,169,636 for the nine months ended September 30, 2003 and 2002, respectively, relating to these services. The Company and First American entered into a services agreement pursuant to which First American will provide certain financial, administrative and managerial support services to the Company. Human resources systems and payroll systems and support, network services and financial systems will be provided at an annual cost of $150,000, $100,000 and $50,000, respectively. Legal and tax support, human resources support, investor relations and corporate communications support, accounting and financial management support, strategic planning and general management support will be provided at an annual cost of $600,000 plus reasonable out of pocket expenses. In addition, certain other services including pension and 401(k) expenses, corporate and medical insurance, personal property leasing and company car programs will be provided at actual cost. The agreement was implemented on April 1, 2003.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2003 and 2002 (Unaudited)

Prior to April 1, 2003, the amounts allocated to the Company were based on reasonable assumptions (primarily usage, time incurred and number of employees) as to the proportion of the services used by the Company in relation to the actual costs incurred by First American and affiliates in providing the services. The services agreement commenced on the effective date of the merger and continues for one year. The services agreement will continue for successive six-month periods thereafter unless either First Advantage or The First American Corporation advises the other in writing, no later than 30 days before the expiration of a six-month period, that the services agreement will not be extended.

First American contributed certain operations relating to businesses acquired and has also forgiven certain amounts owed by the Company in connection with the acquisitions and in the funding of operations of the Company. Net assets, in connection with acquisitions, contributed to the Company by First American totaled $10,697,000 and $37,076,000 for the nine months ended September 30, 2003 and 2002, respectively. These amounts have been treated as additional paid-in capital in the accompanying financial statements. Amounts contributed to the Company by First American to fund operations were $5,269,000 and $5,637,000 for the nine months ended September 30, 2003 and 2002, respectively. These amounts have been treated as additional paid-in capital in the accompanying financial statements.

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

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2003 and 2002 (Unaudited)

At September 30, 2003, stock options to purchase 1,530,500 shares of the Company’s common stock were granted under the First Advantage Corporation 2003 Incentive Compensation Plan Inc. The Company accounts for these stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (APB 25). Accordingly, the Company does not recognize compensation cost in connection with these plans, as all options granted under these plans had an exercise price equal to the market value of the Company’s common stock on the date of grant.

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

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Net income, as reported	$1,429,000	$3,810,000
Less: stock based compensation expense, net of tax	580,000	712,000

Pro forma net income	$849,000	$3,098,000

Earnings per share:
Basic, as reported	$0.07	$0.19
Basic, pro forma	$0.04	$0.15
Diluted, as reported	$0.07	$0.19
Diluted, pro forma	$0.04	$0.15

Warrants and Options to Purchase Class A Common Stock, Assumed in the Merger

The Company agreed to assume the obligations of US SEARCH.com contained in all warrants to purchase common stock of US SEARCH.com outstanding on the closing date of the merger. Pursuant to the merger agreement and the terms of the warrants, the holders of the warrants are entitled to receive upon exercise thereof 0.04 of a share of First Advantage Class A common stock for each share of US SEARCH.com common stock that such warrant holder would have been entitled to receive pursuant to the warrant prior to the closing of the merger. As of September 30, 2003, the Company had outstanding warrants to purchase up to 347,436 shares of its common stock at exercise prices ranging from $0.25 to $29.50 per share.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2003 and 2002 (Unaudited)

All outstanding stock options, stock appreciation rights, limited stock appreciation rights and stock purchase rights of US SEARCH.com were assumed by the Company and converted automatically into options to purchase shares of First Advantage Class A common stock calculated in accordance with the exchange ratio, rounded down to the nearest whole share. The exercise price is equal to the exercise price per share of US SEARCH.com common stock divided by the exchange ratio, rounded down to the nearest whole cent. The outstanding stock options, stock appreciation rights, limited stock appreciation rights and stock purchase rights of US SEARCH.com otherwise continue to be exercisable and vest subject to the terms and conditions applicable to them before the mergers. However, all outstanding stock options issued to US SEARCH.com employees and directors pursuant to the US SEARCH.com Amended and Restated 1998 Stock Incentive Plan and all outstanding stock options issued to US SEARCH.com’s non-employee directors pursuant to the US SEARCH.com 1999 Non-Employee Directors’ Stock Option Plan accelerated and became fully vested upon the occurrence of the mergers. As of

September 30, 2003, the Company had outstanding options (previously issued by US SEARCH.com) to purchase up to 780,527 shares of its common stock at exercise prices ranging from $7.00 to $242.25 per share.

The following table summarizes information about stock options and warrants outstanding at September 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 7.00 - $ 12.50	190,698	2.4	$11.95	177,970	$12.07
$12.51 - $ 25.00	1,861,681	8.8	$19.48	308,704	$22.68
$25.01 - $ 50.00	151,269	4.0	$40.82	146,744	$41.20
$50.01 - $242.25	107,379	2.2	$157.88	107,370	$157.88

	2,311,027			740,788

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price
$ 0.25 - $22.50	128,021	5.30	$14.54
$22.51 - $26.00	216,415	2.77	$26.00
$26.01 - $29.50	3,000	3.40	$29.38

	347,436

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2003 and 2002 (Unaudited)

Employee Stock Purchase Plan

In August 2003, the Company’s board of directors approved the First Advantage Corporation 2003 Employee Stock Purchase Plan. The plan, which is intended to qualify under Section 423 of the Internal Revenue Code, allows eligible employees to purchase First Advantage Class A common stock through payroll deductions for 85% of the fair market value of the First Advantage Class A common stock. Participation in the plan is voluntary. Eligible employees may participate by authorizing payroll deductions of up to 15% of their base pay for each payroll period. At the end of each one-month offering period, each participant will receive an amount of First Advantage Class A common stock equal to the sum of that participant’s payroll deductions during such period divided by 85% of the fair market value of the common stock at the end of the period. No employee may participate in the plan if such employee owns or would own after the purchase of options under the plan, 5% or more of the voting power of all classes of First Advantage stock. Shares of First Advantage Class A common stock issued under the plan must be held for a period of one year. A total of 1.0 million shares of First Advantage Class A common stock is reserved for issuance under the plan. A total of 687 shares have been issued in connection with the plan for the nine months ending September 30, 2003.

8.	Segment Information

The Company provides business information and related products and services. The Company’s principal businesses are concentrated in two primary markets, Business Screening and Information, and Consumer Services. The Business Screening and Information segment includes tenant screening, employee background checking, insurance services and occupational health services. The Consumer Services segment provides consumer location and reference services. The Consumer Services segment was acquired in June 2003, as part of the US SEARCH.com merger.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2003 and 2002 (Unaudited)

The following table sets forth segment information for the three and nine months ended September 30, 2003 and 2002. The information included for the Consumer Services segment is from June 1, 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total Revenue
Business Screening and Information	$42,679,000	$26,914,000	$110,072,000	$74,276,000
Consumer Services	4,955,000	—	6,534,000	—
Corporate	—	—	—	—

Consolidated	$47,634,000	$26,914,000	$116,606,000	$74,276,000

Depreciation & Amortization
Business Screening and Information	$1,727,000	$921,000	$5,065,000	$2,644,000
Consumer Services	667,000	—	899,000	—
Corporate	1,000	—	1,000	—

Consolidated	$2,395,000	$921,000	$5,965,000	$2,644,000

Income Before Provision for Income Taxes
Business Screening and Information	$4,143,000	$1,565,000	$10,407,000	$5,208,000
Consumer Services	117,000	—	135,000	—
Corporate	(1,735,000)	—	(3,940,000)	—

Consolidated	$2,525,000	$1,565,000	$6,602,000	$5,208,000

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

First Advantage was created by the June 5, 2003 merger of The First American Corporation’s Screening Technologies division with US SEARCH.com, Inc. First Advantage provides business information and related products and services. First Advantage’s principal businesses are concentrated in two primary markets, Business Screening and Information, and Consumer Services. The Business Screening and Information segment includes tenant screening, employee background checking, insurance services and occupational health services. The Consumer Services segment includes individual background information and services. The Consumer Services segment was acquired in June 2003, as part of the US SEARCH.com, Inc. merger.

First Advantage earns revenue in the form of fees from the reports generated through its database of information, by searches performed and services provided. First Advantage generally enters into agreements with customers under which they pay a fixed fee per report or services generated. First Advantage recognizes this revenue when reports have been prepared and delivered and as the services are provided.

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

Critical Accounting Policies and Estimates

First Advantage’s discussion and analysis of financial condition and results of operations is based upon its unaudited interim consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The results of operations for the three and nine months ended September 30, 2003 include the results of The First American Corporation’s Screening Technologies division from July 1, 2003 and January 1, 2003, respectively and the results for US SEARCH.com from July 1, 2003 and June 1, 2003, respectively. The results of operations for the three and nine months ended September 30, 2002 include the results of the First American Corporation’s Screening Technologies division from July 1, 2002 and January 1, 2002, respectively.

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

Revenue Recognition

Revenue is recognized at the time of delivery of the reports as First Advantage has no ongoing obligation after delivery. Revenue from investigative services is recognized as services are performed.

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

Impairment of Intangible and Long-Lived Assets

First Advantage carries intangible and long-lived assets at cost less accumulated amortization. Accounting standards require that assets be written down if they become impaired. Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At such time that an impairment in value of an intangible or long-lived asset is identified, the impairment will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate. In accordance with the adoption of SFAS 142, the Company will complete a transitional goodwill impairment test, for the year ending December 31, 2003, for all reporting units. A valuation date of September 30, 2003 will be used for this impairment test.

The following table sets forth, for the periods indicated, the percentages that certain items of income and expenses bear to revenue for such periods. Interim results are not necessarily indicative of results for a full year:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Service revenue	83.0%	73.3%	80.5%	71.5%
Reimbursed government fee revenue	17.0%	26.7%	19.5%	28.5%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of service revenue	20.1%	19.5%	20.2%	15.9%
Government fees paid	17.0%	26.7%	19.5%	28.5%

Total cost of service	37.1%	46.2%	39.7%	44.4%

Gross margin	62.9%	53.8%	60.3%	55.6%

Salaries and benefits	31.6%	30.2%	31.6%	30.0%
Other operating expenses	21.0%	14.2%	17.8%	14.9%
Depreciation and amortization	5.0%	3.4%	5.1%	3.6%

Income from operations	5.3%	6.0%	5.7%	7.1%

Other (expense) income:
Interest expense	0.0%	-0.2%	-0.1%	-0.2%
Interest income	0.0%	0.0%	0.0%	0.1%

Total interest expense, net	0.0%	-0.2%	0.0%	-0.1%

Income before provision for income taxes	5.3%	5.8%	5.7%	7.0%
Provision for income taxes	2.3%	2.2%	2.4%	2.6%

Net income	3.0%	3.6%	3.3%	4.4%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Service Revenue and Margin

Service revenue for the three months ended September 30, 2003 increased $19.8 million or 101.0% to $39.5 million from $19.7 million during the same period in 2002. Substantially all of the increase in revenue is due to strategic acquisitions made in fourth quarter of 2002 and in 2003. The gross margin (excluding reimbursed government fees) for the three months ended September 30, 2003 was 75.8% compared to 73.4% for the same period in 2002. The increase in gross margin is due to the higher margin product mix of companies acquired in the second and third quarter of 2003. The net operating margin (excluding reimbursed government fees) for the three months ended September 30, 2003 was 6.4% compared to 8.1% for the same period in 2002. The decrease in net operating margin is due primarily to the ongoing integration of certain of the businesses acquired in 2003.

Cost of Service Revenue

Cost of service revenue is primarily comprised of fees paid to third parties, including fees paid to laboratories for drug testing. Cost of service revenue for the three months ended September 30, 2003 increased $4.4 million or 83.1% to $9.6 million from $5.2 million during the same period in 2002. $5.1 million of the increase is due to the effect of acquisitions made in the fourth quarter of 2002 and in 2003. Cost of service revenue as a percentage of service revenue decreased from 26.6% to 24.3%.

Salaries and Benefits

Salaries and benefits, for the three months ended September 30, 2003, increased by $6.9 million or 85.4%, to $15.1 million from $8.1 million during the same period in 2002. Approximately $6.3 million of the increase is due to additional salaries and benefits as a result of acquisitions.

Other Operating Expenses

Other operating expenses for the three months ended September 30, 2003 increased $6.2 million or 161.0% to $10 million from $3.8 million during the same period in 2002. Approximately $5.1 million of this increase is due to additional facilities and operating expenses associated with the acquisitions noted above.

Depreciation and Amortization

Depreciation and amortization expense was $2.4 million for the three months ended September 30, 2003, compared to $921 thousand in the three months ended September 30, 2002. The increase of $1.5 million is primarily due to the acquisitions noted above.

Income Taxes

Provision for income taxes for the three months ended September 30, 2003 was $1.1 million (an effective rate of 43.4%) compared to a provision of $589 thousand (an effective rate of 37.6%) during the same period in 2002. This change is primarily due to the changes in income from operations related to the operating factors discussed above.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Service Revenue and Margin

Service revenue for the nine months ended September 30, 2003 increased $40.8 million or 76.9% to $93.9 million from $53.1million during the same period in 2002. The increase is primarily due to strategic acquisitions made in the fourth quarter of 2002 and in 2003. The acquisitions accounted for approximately $36.2 million of total service revenue during the nine months ended September 30, 2003. Service revenue at existing operations increased approximately $4.6 million, or 8.0%, due to additional volumes of business in response to expanded marketing efforts. The gross margin (excluding reimbursed government fees) for the nine months ended September 30, 2003 was 74.9% compared to 77.8% for the same period in 2002. The net operating margin (excluding reimbursed government fees) for the nine months ended September 30, 2003 was 7.1% compared to 10.0% for the same period in 2002. The decrease in gross margin and net operating margin is due primarily to the ongoing integration of certain of the businesses acquired in 2003.

Cost of Service Revenue

Cost of service revenue is primarily comprised of fees paid to third parties, including fees paid to laboratories for drug testing. Cost of service revenue for the nine months ended September 30, 2003 increased $11.8 million, or 100%, to $23.6 million from $11.8 million during the same period in 2002. The increase is primarily due to the effect of acquisitions made during the fourth quarter of 2002 and in 2003. Cost of service revenue as a percentage of service revenue increased from 22.3% to 25.1%.

Salaries and Benefits

Salaries and benefits increased by $14.6 million or 65.7% for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. Approximately $12.2 million of the increase is due to acquisitions made in the fourth quarter of 2002 and 2003. The balance of the increase is due to additional volumes at existing businesses.

Other Operating Expenses

Other operating expenses for the nine months ended September 30, 2003 increased $9.7 million or 88.2% to $20.8 million from $11.1 million during the same period in 2002. Approximately $8.3 million of this increase is due to additional facilities and operating expenses associated with the acquisitions noted above.

Depreciation and Amortization

Depreciation and amortization expense was $5.9 million for the nine months ended September 30, 2003, compared to $2.6 million in the nine months ended September 30, 2002. The increase of $3.3 million is primarily due to the acquisitions noted above.

Income Taxes

Provision for income taxes for the nine months ended September 30, 2003 was $2.8 million (an effective rate of 42.2%) compared to a provision of $1.9 million (an effective rate of 37.6%) during the same period in 2002. This change is primarily due to the changes in income from operations related to the operating factors discussed

Liquidity and Capital Resources

First Advantage’s primary source of liquidity is cash flow from operations and financing activities. As of September 30, 2003, cash and cash equivalents have increased to $7.4 million from $6.5 million as of December 31, 2002.

Cash provided by operations was $3.1 million for the nine months ended September 30, 2003 as compared to $4.5 million for the same period in 2002. The decrease in cash generated from operations is primarily due to a reduction in accounts payable of $4.9 million.

Cash used in investing activities was $11.2 million for the nine months ended September 30, 2003 as compared to $5.8 million for the same period in 2002. Cash was used primarily for acquisitions in 2003, $8.5 million, and to purchase computer hardware, software and database development costs in 2003 and 2002.

Cash provided by financing activities was $8.9 million for the nine months ended September 30, 2003 as compared to $3.9 million for the same period in 2002. Proceeds from bank debt of $6.5 million was used to fund acquisitions in 2003. Repayment of debt totaled $2.8 million in 2003 compared to $1.8 million in 2002. The First American Corporation contributed cash of approximately $5.3 million in 2003 prior to the June 2003 merger with US Search, and $5.6 million for the same period in 2002. Although The First American Corporation has provided contributions in the past to support acquisitions and operations of First Advantage, there can be no assurance of future contributions. Pursuant to a standstill agreement to be entered into between The First American Corporation and First Advantage, a majority of disinterested directors of First Advantage must approve of all transactions between The First American Corporation or its affiliates and First Advantage, except for loans of up to $1.0 million.

Earnings before interest, taxes, depreciation and amortization (“ EBITDA”) was $4.9 million and $12.6 million for the three and nine months ended September 30, 2003. EBITDA is not a measure of financial performance under generally accepted accounting principles nor is it presented as a substitute for net income or net cash provided from operations. First Advantage has included EBITDA data because such data is used by management to compare its performance to its competitors. EBITDA is also used by management to assess the on-going operations of the business. In addition, certain investors and creditors use EBITDA to analyze operating performance, liquidity and the debt service capability of the business. A reconciliation of EBITDA to net income for the three and nine months ended September 30, 2003 is as follows:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Net Income	$1,429,000	$3,810,000
Provision for income taxes	1,096,000	2,792,000
Interest expense	12,000	67,000
Depreciation & amortization	2,395,000	5,965,000

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$4,932,000	$12,634,000

First Advantage also leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that First Advantage will pay insurance and taxes.

Debt consists of bank debt of $6.5 million, acquisition debt of $10.8 million and $353 thousand of capital leases and other debt. The bank debt matures July 2005.

On July 31, 2003 First Advantage entered into a $15 million loan agreement with a bank (the “Loan Agreement”). The outstanding principal balance under the related Note cannot exceed the lesser of $15 million or 80% of eligible accounts receivable, as defined in the Loan Agreement. The Note bears interest at the one month LIBOR rate plus an applicable margin ranging from 1.25% per annum to 2.5% per annum. The Loan Agreement provides that the First Advantage maintain certain financial covenants. One of the financial covenants is the maintenance of a “Funded Debt to EDITDA” ratio not to exceed 2.5 to 1.0. Funded Debt is defined as all outstanding liabilities for borrowed money and other interest bearing liabilities less the non- current portion of subordinated liabilities. EDITDA, as defined in the Loan Agreement, means net income less income or plus losses from discontinued operations and extraordinary items, plus all of the following; income taxes, interest expense, depreciation, amortization, depletion and other non-cash charges. A second financial covenant requires that the company maintain a “ Debt Service Coverage Ratio”, as defined in the Loan Agreement, of at least 1.5 to 1. At September 30, 2003, the Company was in compliance with the financial covenants of the Loan Agreement.

On July 31, 2003 First Advantage entered into a Promissory Note with The First American Corporation. The loan evidenced by the Promissory Note is a $10 million unsecured revolving loan, with interest payable monthly. The principal balance of the Promissory Note is payable on July 31, 2006. The Promissory Note is subordinated to the $15 million bank debt and bears interest at the rate payable under the $15 million bank debt plus 0.5% per annum. There was no balance outstanding as of September 30, 2003.

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

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 4,000,000 shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on July 14, 2003. 727,878 of the 4,000,000 shares were issued for acquisitions as of September 30, 2003.

First Advantage has historically sought to acquire other businesses as part of its program of strategic growth. First Advantage continues to evaluate acquisitions in order to capitalize on the consolidation occurring in the industry and expects to fund such acquisitions from available sources of liquidity.

While uncertainties within First Advantage’s industry exist, management is not aware of any trends or events likely to have a material adverse effect on liquidity or the accompanying financial statements. First Advantage believes that based on current levels of operations and anticipated growth, First Advantage’s cash flow from operations, together with available sources of liquidity, will be sufficient to fund operations, anticipated capital expenditures, make required payments of principal and interest on debt, and satisfy other long-term contractual commitments. The following is a schedule of long-term contractual commitments (as of September 30, 2003) over the years in which they are expected to be paid.

	2003	2004	2005	2006	2007	Thereafter	Total
Minimum contract purchase commitments	$1,243,000	$1,128,000	$294,000	$26,000	$1,000	$—	$2,692,000
Operating leases	1,493,000	4,815,000	3,170,000	2,002,000	1,096,000	460,000	13,036,000
Long-term debt	1,859,000	5,675,000	9,951,000	—	—	—	17,485,000
Capital leases	77,000	42,000	10,000	—	—	—	129,000

Total	$4,672,000	$11,660,000	$13,425,000	$2,028,000	$1,097,000	$460,000	$33,342,000

Note of Caution Regarding Forward Looking Statements

Certain statements made in this quarterly report, including those relating to sufficiency of cash flows and other sources of liquidity, are forward-looking. Risks and uncertainties exist that may cause results to differ materially from those set forth in these forward-looking statements. Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: general volatility of the capital markets and the market price of the company’s Class A common stock; the company’s ability to successfully raise capital; the company’s ability to integrate the businesses brought together in the June 5, 2003 merger with US SEARCH.com, Inc. and The First American Corporation’s Screening Technologies division; the company’s ability to identify and complete acquisitions and successfully integrate businesses it acquires; changes in applicable government regulations; the degree and nature of the company’s competition; increases in the company’s expenses; continued consolidation among the company’s competitors and customers; unanticipated technological changes and requirements; and the company’s ability to identify suppliers of quality and cost-effective data. The forward-looking statements speak only as of the date they are made. The company does not undertake to update forward-looking statements to reflects circumstances or events that occur after the date the forward-looking statements are made.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments”. We had no holdings of derivative financial instruments at September 30, 2003. A 1% increase in interest rates due to increased rates nationwide would not result in a significant amount of additional interest payments by us.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the fiscal quarter covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10	Employment Agreement, dated August 4, 2003, between First Advantage Corporation and David Wachtel (incorporated by reference to Exhibit 10 to the quarterly report on Form 10-Q filed by the Company on August 13, 2003 (No. 001-31666)).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

During the three months ended September 30, 2003, the Company filed the following reports on Form 8-K:

(i)	Form 8-K/A, filed on July 22, 2003, amending Item 7 of the Current Report on Form 8-K filed by the Company on June 6, 2003, to incorporate by reference the following financial statements and financial information from the prospectus forming a part of the Company’s registration statement on Form S-4 (No. 333-106680):

(A)	unaudited combined balance sheets of the FAST Division as of March 31, 2003 and the related unaudited combined statements of operations, changes in stockholder’s equity and cash flows of the FAST Division for the three months ended March 31, 2003;

(B)	unaudited consolidated balance sheets of US SEARCH.com Inc. as of March 31, 2003 and the related unaudited consolidated statements of operations and cash flows of US SEARCH.com Inc. for the three months ended March 31, 2003; and

(C)	unaudited pro forma combined balance sheet and the unaudited pro forma combined statements of operations for the Company and its subsidiaries for the three months ended March 31, 2003.

(ii)	Form 8-K, furnished on July 23, 2003, with respect to the Company’s financial results for the quarter ending and the six months ending June 30, 2003.

(iii)	Form 8-K, filed on July 28, 2003, with respect to the departure of the president of the Company’s Motor Vehicle Records Services division and American Driving Records, Inc. subsidiary.

(iv)	Form 8-K, filed on September 16, 2003, with respect to the completion of the acquisition by the Company of Employee Information Services, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ADVANTAGE CORPORATION

(Registrant)

Date: November 13, 2003	By:	/s/ JOHN LONG

John Long Chief Executive Officer

	By:	/s/ JOHN LAMSON

John Lamson Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10	Employment Agreement, dated August 4, 2003, between First Advantage Corporation and David Wachtel (incorporated by reference to Exhibit 10 to the quarterly report on Form 10-Q filed by the Company on August 13, 2003 (No. 001-31666)).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002