Form 10-K
period 2003-12-21
FIRST ADVANTAGE CORP
filed 2004-03-11
CIK 1210677

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(727) 214-3411

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock	Nasdaq National Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒ No ☐ and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of stock held by non-affiliates was $31,573,284 as of June 30, 2003.

There were 5,236,138 shares of outstanding Class A Common Stock of the registrant as of March 5, 2004.

There were 16,027,286 shares of outstanding Class B Common Stock of the registrant as of March 5, 2004.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement related to the 2004 annual meeting of stockholders are incorporated by reference in Part III of the report. The definitive proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year.

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THOSE RELATING TO RELATIONSHIPS WITH DATA SUPPLIERS, TERMINATION OF SUPPLIER RELATIONSHIPS, PRODUCT DEMAND, ACQUISITION TARGETS, INTERNATIONAL MARKETS, LITIGATION, EXPENSES, AND CASH FLOW AND LIQUIDITY ARE FORWARD LOOKING. RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE: GENERAL VOLATILITY OF THE CAPITAL MARKETS AND THE MARKET PRICE OF THE COMPANY’S CLASS A COMMON STOCK; THE COMPANY’S ABILITY TO SUCCESSFULLY RAISE CAPITAL; THE COMPANY’S ABILITY TO IDENTIFY AND COMPLETE ACQUISITIONS AND SUCCESSFULLY INTEGRATE BUSINESSES IT ACQUIRES; CHANGES IN APPLICABLE GOVERNMENT REGULATIONS; THE DEGREE AND NATURE OF THE COMPANY’S COMPETITION; INCREASES IN THE COMPANY’S EXPENSES; CONTINUED CONSOLIDATION AMONG THE COMPANY’S COMPETITORS AND CUSTOMERS; UNANTICIPATED TECHNOLOGICAL CHANGES AND REQUIREMENTS; THE COMPANY’S ABILITY TO IDENTIFY SUPPLIERS OF QUALITY AND COST-EFFECTIVE DATA; AND OTHER FACTORS DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I

Item 1.	Business

Our Company

First Advantage Corporation is a growing, national provider of risk management solutions. Our Company was formed in the June 5, 2003 merger with The First American Corporation’s screening technology division and US SEARCH.com Inc. On June 6, 2003, First Advantage’s Class A common stock commenced trading on the Nasdaq National Market under the symbol “FADV”.

Prior to June 5, 2003, our activities were limited to participation in the business combination transaction contemplated by the Agreement and Plan of Merger dated December 13, 2002 by and among The First American Corporation, US SEARCH, First Advantage and Stockholm Seven Merger Corp.

On June 5, 2003, HireCheck, Inc., Employee Health Programs, Inc., SafeRent, Inc., Substance Abuse Management, Inc., American Driving Records, Inc. and First American Registry, Inc., each formerly a wholly-owned subsidiary of First American and collectively comprising the First American Screening Technology division, and US SEARCH, a public company whose common shares were, until June 5, 2003, traded on the Nasdaq National Market under the symbol “SRCH”, became wholly-owned operating subsidiaries of First Advantage.

Pursuant to the Merger Agreement, on June 5, 2003, First American received First Advantage Class B common stock representing approximately 80% of the economic interest and 98% of the voting interest of First Advantage. The former shareholders of US SEARCH exchanged their outstanding shares of US SEARCH common stock for First Advantage Class A common stock representing, in the aggregate, approximately 20% of the economic interest and 2% of the voting interest in First Advantage. As of December 31, 2003, First American owned approximately 77% of the economic interest and 97% of the voting interest of First Advantage.

Business of First Advantage

Our operations are organized into three business segments: Enterprise Screening, Risk Mitigation and Consumer Direct.

A summary of our revenue, net income (loss) before income taxes and assets for our segments is found in Note 14 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Enterprise Screening

First Advantage’s Enterprise Screening segment helps thousands of companies in the United States manage risk with our employment screening, occupational health and resident screening products. Our Enterprise Screening segment accounted for approximately 67% of our consolidated revenue in 2003.

Our employment screening services include the provision of reports about a prospective employee’s criminal record, motor vehicle violations, credit standing and involvement in civil litigation. We also make inquiries of provided references and former employers, verify educational credentials and licenses, verify social security numbers and check industry specific records. A customer can order any of these and other related services individually, as a package with our other employment screening products or with other products we offer. Depending on a customer’s preference, orders may be placed and fulfilled directly from the Company, through a secure Internet connection, software, facsimile or through third party vendors.

Our occupational health products generally involve the design and management of a drug testing program, including provision for the collection and testing of specimens and interpretation of the results. We also provide physical examination services to employers. Reports of our findings are generally delivered through a secure Internet connection or through other direct means.

We also develop and manage employee assistance programs, which provide our customers’ employees with access to confidential counseling services and other resources to assist with personal issues that may affect workplace productivity. These programs cover a wide range of personal and workplace issues, including alcohol and drug abuse, marital problems, family matters, bereavement management, depression, stress, retirement and downsizing. First Advantage’s employee assistance programs also provide employers with a number of corporate-focused services, including management counseling, critical incident stress management programs, organizational change consulting and intensive specialty training on issues such as violence in the workplace.

Our resident screening offerings involve the provision of reports containing information about a prospective renter’s eviction record, lease and payment performance history, credit standing, references and criminal records to residential property managers and owners operating in the United States. Depending on a customer’s needs, our reports may contain one or any combination of these pieces of information. In serving our customers, we may draw on our database of landlord-tenant records, which is the largest of its kind in the United States, and our database of criminal conviction information, which is one of the largest for use in resident screening in the United States. We also offer a scoring product which assesses risk of default by a prospective renter based on a statistical scoring model developed exclusively for the multifamily housing industry. Customers generally order and receive the segment’s resident screening products through a secure Internet connection or through proprietary software.

Our employment screening and occupational health services generally experience seasonality near year-end, which is attributed to decreases in hiring. Our resident screening products experience seasonality during the winter months from November to March.

Risk Mitigation

First Advantage’s Risk Mitigation segment offers motor vehicle records and investigative services to the insurance industry and other businesses operating in the United States. Our Risk Mitigation segment accounted for approximately 27% of our consolidated revenue in 2003.

This segment provides customers with automated access to motor vehicle records from all 50 states and the District of Columbia. Independent insurance agents operating in the United States represent the core of the customer base for this product, which they use for underwriting purposes. Employers also utilize the product to manage risk associated with employees that require the use of a vehicle in the performance of their duties. For most customers, we receive and fulfill orders through our proprietary Comprise/ZapApp® software, which allows the customer to integrate the process of obtaining motor vehicles reports with other processes utilized by the customer.

The segment also provides customers with investigative services designed to detect and expose worker’s compensation, disability and liability insurance fraud. Purchased mostly by insurance carriers, third party administrators and self-insuring companies, these services generally involve field surveillance and interviews conducted by more than 200 full-time licensed staff investigators. This segment receives orders in a variety of ways, including telephonic or other direct contact with the client, facsimile, e-mail or through the Internet. In most cases, investigation reports, including accompanying video, are sent via mail or courier to the client.

Demand for our motor vehicle records products usually decreases in November and December as a result of reductions in the insurance and employment markets. Our investigative services experience seasonality December through February as a result of the number of holidays which occur during this period and frequent year-end reorganizations which occur at our insurance clients.

Consumer Direct

Our Consumer Direct segment provides location, verification and screening services directly to consumers through the Internet. This segment uses a proprietary software platform and web-based systems to supply customers with services such as individual location, identity verification, criminal record checks, employment and education verifications. We also offer assisted searches and screening services, both online and through toll-free telephone numbers.

This segment has developed US SEARCH DARWIN™ patent-pending technology, which automates the data management supply chain by accessing, assimilating, and compiling data from disparate sources. The current applications of the technology focus on individual locator and profile services. We are also adapting this technology for use in our Enterprise Screening segment.

Our Consumer Direct segment accounted for approximately 6% of our consolidated revenue in 2003.

Historical Growth

Prior to the June 5, 2003 mergers, HireCheck, Employee Health Programs, SafeRent, Substance Abuse Management, American Driving Records and First American Registry, now wholly-owned subsidiaries of First Advantage, were wholly-owned subsidiaries of First American and made up The First American Corporation Screening Technology (FAST) division.

In the late 1990s, First American initiated a diversification strategy which called for, among other things, the combination of one of its core competencies—data management and analysis—with businesses that are counter-cyclical to its long-standing real estate related products and services. First American also sought businesses that were complementary to its rapidly growing credit reporting business, First American CREDCO. First American management initially focused on the background screening industry—an information-intensive business with a heavy demand for credit reports and a relatively tangential tie to the real estate market.

In September 1998, First American began its entry into the employee screening industry by acquiring HireCheck. HireCheck, headquartered in St. Petersburg, Florida, is today the principal subsidiary through which our Enterprise Screening segment provides employment screening services. In this same month First American also entered the resident screening industry by acquiring First American Registry, headquartered in

Rockville, Maryland. First American Registry, which we believe to be the largest resident screening company in the United States, is today the principal subsidiary through which our Enterprise Screening segment provides resident screening products.

Continuing its efforts to provide a comprehensive set of risk management tools to its customers, in August 2001 First American entered the occupational health services business by acquiring Milwaukee, Wisconsin-based Substance Abuse Management.

Five months later, in January 2002, First American further added to the menu of services offered by the FAST division by acquiring American Driving Records, a Rancho Cordova, California-based provider of motor vehicle reports. One of the largest competitors in its industry, American Driving Records brought to the FAST division not only a formidable player in a key area of the risk management industry, but also enhanced the division’s access to the motor vehicle records of almost every state in the United States. With American Driving Records, First American purchased ZapApp India Private Limited, a Bangalore, India-based private limited company that provides technology services to American Driving Records and now to all of First Advantage.

In an effort to improve the profitability of the companies then comprising the FAST division, in the second quarter of 2001 First American reorganized the division’s management structure by dedicating a single management group to the oversight of all operations. By emphasizing the group as a whole, First American believed this reorganization effort would position the FAST division to pursue cross-selling opportunities, take advantage of mutual supplier relationships and leverage technological developments and resources across the entire division. It also hoped to focus management on efforts to improve the division’s operating margins by increasing the volume of transactions performed using the division’s existing systems, whether through internal sales growth or by acquiring businesses with complementary product offerings. In January 2002, First American formally created the FAST division and began reporting the division as a segment in its financial statements.

Strategic Acquisitions Following 2001 Reorganization

First American supplemented the division’s employee background screening operations by acquiring Factual Business Information, Inc., headquartered in Miami, Florida, in August 2001 and Pretiem Corporation, headquartered in Princeton Junction, New Jersey, in December of 2001. These acquisitions provided the division with an expanded customer base for employee screening services in three important employment markets: the Miami metropolitan area, New Jersey and New York State.

In the last quarter of 2002, the FAST division completed acquisitions of Employee Health Programs in October and SafeRent in November.

A competitor of Substance Abuse Management, the Bethesda, Maryland-based Employee Health Programs brought critical volume to the FAST division’s occupational health business. Through the acquisition of Employee Health Programs, the FAST division also expanded the scope of its existing services to include employee assistance programs, which are designed to help troubled employees resolve personal issues that can affect workplace productivity. Employee Health Programs and Substance Abuse Management are today the principal subsidiaries through which the Enterprise Screening segment provides occupational health services.

SafeRent, headquartered in Denver, Colorado, brought additional key customers to the FAST division’s leading resident screening business and increased the division’s penetration in key markets, in particular markets in the western United States.

June 5, 2003 Mergers

In the June 5, 2003 mergers, the companies comprising the FAST division and US SEARCH combined under one umbrella. US SEARCH brought to First Advantage not only many important employment screening customers through its Professional Resource Screening, Inc. subsidiary, but also an opportunity to pursue a new market – consumers – with specially tailored versions of our existing products. Ultimately, Professional Resource Screening was combined with the other companies in our Enterprise Screening segment and the other operations of US SEARCH became our Consumer Direct segment.

Strategic Acquisitions

Since becoming a public company in June 2003, we have actively pursued our acquisition strategy. In August 2003 we acquired two employment background screening companies, Liberatore Services, Inc. and Total Information Source, Inc., and an occupational health services company, Continental Compliance Systems. In September 2003 we further expanded our occupational health services with the acquisition of Employee Information Services, Inc. In that same month, we acquired Omega Insurance Services, Inc., which brought a new investigative services product to First Advantage. In November 2003 we made three acquisitions: occupational health services company Greystone Health Sciences Corporation; MedTech Diagnostics, Inc., a provider of both occupational health services and employment screening services; and Agency Records, Inc., a provider of motor vehicle records. In December 2003, we acquired Credential Check & Personnel Services, Inc., an employment screening company.

Customers

First Advantage, through its subsidiaries, serves a wide variety of clients throughout the United States, including nearly a quarter of those businesses comprising the Fortune 1000, many major real estate investment trusts and property management companies, a number of the top providers of transportation services, insurance companies, governmental agencies, non-profit organizations and health care providers. Dominant categories of customers vary depending on the type of product. Insurance carriers and agents, for example, purchase a substantial proportion of our Risk Mitigation segment’s products. Transportation companies are major consumers of our occupational health products. Multifamily housing property management companies and landlords of all sizes are represented in the resident screening business’ customer base. Larger employers represent the predominant share of the employee background screening business. Individual consumers dominate the customer base for our Consumer Direct segment. We derive a nominal amount of revenue from customers in Canada and Puerto Rico.

Excluding our Consumer Direct segment, which has a fluid customer base, we have in excess of 25,000 customers. No single customer is responsible for 2 percent or more of our revenue.

Suppliers

Data represents a key ingredient in most of our products. In obtaining such data, we draw upon a wide variety of sources, including governmental agencies, credit reporting agencies, third parties which compile public record information and on-line search services. Many of our suppliers provide this data in electronic format. We do not anticipate the termination of any significant relationship with any of our data suppliers. Because we believe we could acquire necessary data from other sources, we do not believe that the termination of any supplier relationship would have a material adverse effect on our financial condition or operating results.

In connection with our occupational health services, we depend upon services provided by specimen collection agencies and laboratories. There is significant competition among suppliers of these services and, consequently, we do not believe the termination of our relationship with any of these suppliers would have a material adverse effect on its financial condition or operating results.

Governmental Regulation

Although generally our products or services do not require governmental approvals, our businesses are subject to various federal and state regulations that may impact our products and services. For example, the Federal Fair Credit Reporting Act, the Drivers Privacy Protection Act and various state laws regulate products and services that include disclosure of personal information.

Many state and local laws require certain of our subsidiaries and employees engaged in providing our investigative services products to be licensed as private investigators. Some state and local governments require the same with respect to our employee screening companies.

Historically, we have been able to comply with existing laws and regulations without incurring substantial costs or restrictions on our business.

Competition

A number of companies compete with our product offerings. First Advantage’s most significant national competitors in employment screening services include ChoicePoint,

Kroll, U.S. Investigative Services and ADP. A number of local and regional competitors also exist. The resident screening industry is highly fragmented, with only approximately 10 other companies providing significant competition on a national level. In our occupational health business, we believe that we have only one significant nationwide competitor, however, there are a significant number of local and regional companies in the industry. In motor vehicle reports, there are approximately 10 major competitors to First Advantage, the most predominant of which is ChoicePoint. Three other companies compete with our investigative services products on a national basis, with a broad spectrum of regional and local competitors. In each of these markets, First Advantage competes foremost on the basis of customer service and secondarily on price and product differentiation.

The primary competitors to our Consumer Direct segment include telephone companies and other third parties who publish free printed or electronic directories, private investigation firms and web-based companies such as KnowX.com.

Intellectual Property

First Advantage owns a number of items of intellectual property, including trademarks, tradenames, copyrights, patents, domain names and unregistered trade secrets. First Advantage also owns the US SEARCH DARWIN™ software platform, which uses advanced technology to access, assimilate, compile, distribute and present data from public and private databases. The patent application for this technology was published on December 19, 2002 and is pending issuance. First Advantage is not dependent upon any single item of intellectual property.

Strategies for Future Growth of First Advantage

First Advantage believes that as the world becomes increasingly risky for individuals and organizations, demand for our products will grow. Our primary goal is to be well positioned to capture not only a substantial portion of the existing market, but also a substantial share of the expected growth. We intend to accomplish this goal in the following manner:

Pursue Strategic Acquisitions. We intend to continue pursuing acquisitions of companies that would enable us to enter new markets as well as increasing our share of those markets in which we are already operating. We will pursue companies with assets that will enhance our ability to fulfill orders, including companies with proprietary databases containing information for use in our products or technology that would make order placement or product delivery more efficient. We also expect to pursue acquisition opportunities which would enable us to enter into related product fields. Our acquisitions of Total Information Source and Employee Information Services are examples of the efforts to increase the volume of transactions performed by First Advantage’s existing businesses through strategic acquisitions. Our acquisition of Omega Insurance Services provides an example of our efforts to enter related product fields (investigation services) through acquisition.

Consolidate Operations. We intend to continue our aggressive efforts to consolidate the operations brought together in the June 2003 mergers and the operations of businesses we have since acquired and will acquire. This includes efforts not only to capture synergies by eliminating personnel and systems duplication, but also to exploit cross-selling opportunities by providing a single platform on which First Advantage can offer its entire menu of services to current and prospective customers.

International Expansion. We intend to pursue opportunities to offer our services outside the United States. Given the risks that face businesses around the world, we believe that international markets provide a substantial opportunity for growth. We expect that by expanding our offerings to other countries we will also enhance our ability to compete in the United States for the business of global companies.

Employees

We employ over 1,400 people, most of which are located in the United States. Of this number, approximately 30 are employed in Bangalore, India.

Risk Factors

You should carefully consider each of the following risk factors and the other information contained in this Annual Report on Form 10-K. We face risks other than those listed here, including those that are unknown to us and others of which we may be aware but, at present, consider immaterial. Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

We are controlled by First American and as a result other stockholders have little or no influence over stockholders’ decisions.

As a result of the June 5, 2003 mergers, First American owns 100% of our Class B common stock, which have ten votes per share compared to one vote per share of our Class A common stock. Consequently, First American has over 95% of the total voting power of First Advantage and, therefore, First American has the right to control the outcome of any matter submitted for the vote or consent of First Advantage’s stockholders, unless a separate class vote is required under Delaware law. First American has the voting power to control the election of our board of directors and is able to cause an amendment of our certificate of incorporation or bylaws. First American also may be able to cause changes in the business without seeking the approval of any other party. These changes may not be beneficial to us or in the best interest of our other stockholders. For example, First American has the power to prevent, delay or cause a change in control and could take other actions that might be favorable to First American, but not necessarily to other stockholders. Similarly, subject to restrictions contained in the standstill agreement entered into as part of the June 5, 2003 mergers, First American has the voting power to exercise a controlling influence over our business and affairs and has the ability to make decisions concerning such things as:

•	mergers or other business combinations;

•	purchases or sales of assets;

•	offerings of securities;

•	indebtedness that we may incur; and

•	payments of any dividends.

We cannot assure you that First American’s ownership of our common stock or its relationship with us will not have a material adverse effect on our overall business strategy or on the market price of our Class A common stock.

Moreover, under Nasdaq corporate governance rules, if a single stockholder holds more than 50% of the voting power of a company, that company is considered a “controlled company.” A controlled company is exempt from the Nasdaq rules requiring that a majority of the company’s board of directors be independent directors and that the compensation and nomination committees be comprised solely of independent directors. First American owns more than 50% of the voting power of First Advantage and we may take advantage of such exemptions afforded to controlled companies.

We have very little operating history as an independent company.

Before June 5, 2003, we had no operating history as a separate public company. Due to this lack of operating history as a separate public company, there can be no assurance that our business strategy will be successful on a long-term basis. Several members of our management team have never operated a stand-alone public company.

Pursuant to a standstill agreement entered into between First American and First Advantage, a majority of our “disinterested directors” must approve most future transactions between First American and First Advantage. We may need additional capital in order to finance operations or pursue acquisitions. Accordingly, we may have to obtain our own financing for operations and perform most of our own administrative functions. There can be no assurance that we will be able to develop successfully the financial and managerial resources and structure necessary to operate as an independent public company, or that our available financing and anticipated cash flow from operations will be sufficient to meet all of our cash requirements.

We are dependent on information suppliers. If we are unable to manage successfully our relationships with a number of these suppliers, the quality and availability of our services may be harmed.

We obtain some of the data used in our services from third party suppliers and government entities. If a number of suppliers are no longer able or are unwilling to provide us with certain data, we may need to find alternative sources. If we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, we could experience service disruptions, increased costs and reduced quality of our services. Additionally, if one or more of our suppliers terminates our existing agreements, there is no assurance that we will obtain new agreements with third party suppliers on terms favorable to us, if at all. Loss of such access or the availability of data in the future due to increased governmental regulation or otherwise could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to increased regulation regarding the use of personal information.

Certain data and services we provide are subject to regulation by various federal, state and local regulatory authorities. Compliance with existing federal, state and local laws and regulations has not had a material adverse effect on our results of operations or financial condition to date. Nonetheless, federal, state and local laws and regulations in the United States designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may increasingly affect our operations and could result in substantial regulatory compliance expense, litigation expense and a loss of revenue.

We face significant security risks related to our electronic transmission of confidential information.

We rely on encryption and other technologies to provide system security to effect secure transmission of confidential or personal information. We may license these technologies from third parties. There is no assurance that our use of applications designed for data security, or that of third-party contractors will effectively counter evolving security risks. A security or privacy breach could:

•	expose us to liability;

•	increase our expenses relating to resolution of these breaches;

•	deter customers from using our services; and

•	deter suppliers from doing business with us.

Any inability to protect the security and privacy of our electronic transactions could have a material adverse effect on our business, financial condition or results of operations.

We could face liability based on the nature of our services and the content of the materials provided which may not be covered by insurance.

We may face potential liability from individuals, government agencies or businesses for defamation, invasion of privacy, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that appear or are used in our products or services. Insurance may not be available to cover claims of these types or may not be adequate to cover us for all risks to which we are exposed. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of our insurance coverage, could have a material adverse effect on our reputation, business and results of operations.

We may not be able to pursue our acquisition strategy.

We intend to grow through acquisitions. We may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue our acquisition strategy or complete acquisitions on satisfactory terms. A number of our competitors also have adopted the strategy of expanding and diversifying through acquisitions. We likely will experience competition in our effort to execute on our acquisition strategy, and we expect the level of competition to increase. As a result, we may be unable to continue to make acquisitions or may be forced to pay more for the companies we are able to acquire.

The integration of companies we acquire may be difficult and may result in a failure to realize some of the anticipated potential benefits of our acquisitions.

When companies are acquired, we may not be able to integrate or manage these businesses so as to produce returns that justify the investment. Any difficulty in successfully integrating or managing the operations of the businesses could have a material adverse effect on our business, financial condition, results of operations or liquidity, and could lead to a failure to realize any anticipated synergies. Our management also will be required to dedicate substantial time and effort to the integration of our acquisitions. These efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

We may not be able to realize the entire book value of goodwill from acquisitions.

As of December 31, 2003 we have approximately $205 million of goodwill. We have implemented the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” which requires that existing goodwill not be amortized, but instead be assessed annually for impairment or sooner if circumstances indicate a possible impairment. We will monitor for impairment of goodwill on past and future acquisitions. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. There can be no assurances that future impairment of goodwill under SFAS 142 will not have a material adverse effect on our results of operations. The goodwill valuation is performed by a third party.

We currently do not plan to pay dividends.

We intend to retain future earnings, if any, that may be generated from operations to help finance the growth and development of its business. As a result, we do not anticipate paying dividends to stockholders for the foreseeable future.

Our business depends on technology that may become obsolete.

We use the US SEARCH DARWIN™ technology and other information technology to better serve our clients and reduce costs. These technologies likely will change and may become obsolete as new technologies develop. Our future success will depend upon our ability to remain current with the rapid changes in the technologies used in our business, to learn quickly to use new technologies as they emerge and to develop new technology-based solutions as appropriate. If we are unable to do this, we could be at a competitive disadvantage. Our competitors may gain exclusive access to improved technology, which also could put us at a competitive disadvantage. If we cannot adapt to these changes, our business may be materially adversely affected.

First American could sell its controlling interest in us and therefore we could eventually be controlled by an unknown third party.

Subject to certain restrictions, First American could elect to sell all or a substantial or controlling portion of its equity interest in us to a third party without offering to our other stockholders the opportunity to participate in the transaction. If another party acquires First American’s interest in us, that third party may be able to control us in the same manner that First American is able to control us. A sale to a third party also may adversely affect the market price of our Class A common stock because the change in control may result in a change in management decisions, business policy and our attractiveness to future investors.

Our Class A common stock will have minimal liquidity due to its small public float.

Although as of December 31, 2003 there were approximately 21 million total shares of First Advantage common stock outstanding, approximately 77% are owned by First American and approximately 10% are held of record by Pequot Private Equity Fund II, L.P. Currently only approximately 13% of our issued and outstanding shares are freely transferable without restriction under the Securities Act. Accordingly, only a small number of shares of First Advantage actually trade – between June 6, 2003 and December 31, 2003 the average daily trading volume of our Class A common stock was approximately 10,000 shares per day. Consequently, our stockholders may have difficulty selling shares of our Class A common stock.

Significant stockholders may sell shares of our common stock which may cause our share price to fall.

Subject to certain restrictions, First American may at any time convert each of its shares of our Class B common stock into a share of Class A common stock. First American or Pequot may transfer shares of our common stock in a privately-negotiated transaction or to affiliates or shareholders. Any transfers, sales or distributions by First American or Pequot of a substantial amount of our Class A common stock in the marketplace, or to shareholders, or the market perception that these transfers, sales or distributions could occur, could adversely affect the prevailing market prices for our Class A common stock.

Conflict of interest may arise because certain of our directors and officers are also directors and officers of First American.

Certain persons associated with the Company have a continuing relationship with First American. Parker Kennedy and Kenneth DeGiorgio, Chairman of the Board and General Counsel, respectively, of First Advantage, also serve as executive officers of First American and/or its affiliates. Mr. Kennedy also serves as President and a Director of First American. As such they may have great influence on our business decisions. These persons, currently associated with First American, were asked to serve as directors and/or officers of First Advantage because of their knowledge of and experience with our business and its operations. Both own stock, and options to acquire stock, of First American.

These affiliations with both First American and First Advantage could create, or appear to create, potential conflicts of interest when these directors and executive officers are faced with decisions that could have different implications for First American and First Advantage.

We are a party to a stockholders agreement which may impact corporate governance.

First Advantage, First American and Pequot have entered into a stockholders agreement pursuant to which First American has agreed to vote as many of its shares in First Advantage as is necessary to ensure that our board of directors has no more than ten members and that a representative of Pequot that meets certain requirements is elected a director of First Advantage or, at Pequot’s request, a board observer of First Advantage. Pequot’s right to designate a board member or observer will continue until such time as Pequot and its affiliates’ collective ownership of First Advantage stock is less than 75% of the holdings Pequot received in the June 5, 2003 mergers. As a result of this arrangement and First American’s dominant ownership position in First Advantage, holders of First Advantage Class A common stock (other than Pequot) will have little or no ability to cause a director selected by such holders to be appointed to our board of directors and, consequently, little or no ability to influence the direction or management of First Advantage.

Available Information

We maintain a website, www.fadv.com, which includes financial and other information for investors. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K, or any other filing with the Securities and Exchange Commission unless we expressly incorporate such materials.

Item 2.	Properties.

Our principal executive offices are located in approximately 20,800 square feet of leased office space in St. Petersburg, Florida. The lease expires on November 30, 2006. Current monthly rent is approximately $36,220. First Advantage, through its subsidiaries, maintains 32 other offices in the United States and an office in Bangalore, India. These offices, all of which are leased, comprise a total of approximately 312,000 square feet of space.

Item 3.	Legal Proceedings

First Advantage’s subsidiaries are involved in litigation from time to time in the ordinary course of their businesses. We do not believe that the outcome of any pending or threatened litigation involving these entities will have a material adverse effect on our financial position or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities.

Class A Common Stock Market Prices and Dividends

Our Class A common stock is quoted on the Nasdaq National Market under the symbol “FADV”. Our Class A common stock commenced trading on June 6, 2003. The following table sets forth, for the periods indicated, the high and low sale prices of our Class A common stock as reported on the Nasdaq National Market.

	Class A Common Stock Price
2003	High	Low
Quarter ended June 30, 2003	$40.00	$16.39
Quarter ended September 30, 2003	$19.50	$14.06
Quarter ended December 31, 2003	$20.65	$14.71

The approximate number of record holders of Class A common stock on March 5, 2004 was 43.

Our Class B common stock is not listed or quoted on any exchange or quotation system. The First American Corporation owns all of our outstanding Class B common stock.

We have not paid any dividends on either our Class A common stock or our Class B common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings for use in the operation and expansion of our business.

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted -Average Exercise Price of Outstanding Options (b)	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plan approved by security holders (1)	2,101,500	$18.63	898,500
Equity compensation plan not approved by security holders (2)	677,437	$43.17
Warrants not approved by security holders (2)	347,436	$21.87

(1)	Consists of the 2003 First Advantage Incentive Compensation Plan. See Note 13 to the Company’s Notes to Consolidated Financial Statements for additional information.

(2)	Consists of shares relating to all outstanding options and warrants assumed by the Company in connection with the merger with US SEARCH.com Inc. See Note 13 to the Company’s Notes to Consolidated Financial Statements for additional information.

Recent Sales of Unregistered Securities

In connection with the June 5, 2003 merger of the Company with the Screening Technologies division of The First American Corporation and with US SEARCH.com Inc. we issued 16,207,285 shares of our Class B common stock to First American. We issued these shares to First American in exchange for all of the equity of the companies comprising the Screening Technologies division of First American and certain other covenants of First American.

Each share of Class B common stock is convertible into a single share of Class A common stock at the election of First American, at such time as First American and its affiliates collectively own less than 28% of the total issued and outstanding shares of our capital stock or upon transfer of any shares of Class B common stock to a person other than First American or an affiliate of First American (excluding distributions by First American to its shareholders in a tax-free “spinoff” under Section 355(a) of the Internal Revenue Code of 1986, as amended, and any subsequent transfers of such shares).

In issuing these shares we relied on exemptions from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated pursuant to the Securities Act of 1933. We believed the issuance to be exempt from registration because First American, as a corporation with total assets in excess of $5,000,000, was an accredited investor and the transaction otherwise met the requirements for exemption from registration.

Item 6.	Selected Financial Data.

The Company’s operating results for the year ended December 31, 2003, include results for the FAST division from January 2003 and the results for US SEARCH.com from June 2003. The Company’s operating results for the years ended December 31, 2002, 2001, 2000 and 1999 include results for the FAST division only.

The Company’s operating results for the year ended December 31, 2003, include results of operations for the acquired entities from their respective dates of acquisition. The FAST division’s operating results for the years ended December 31, 2002, 2001, 2000 and 1999 include the combined results for companies acquired in those years from their respective acquisition dates.

Certain amounts for the years ended December 31, 2002, 2001, 2000 and 1999 have been reclassified to conform with the 2003 presentation.

This selected financial data has been derived from the audited consolidated financial statements of First Advantage for the year ended December 31, 2003 and the combined financial statements of the FAST division for the four years ended December 31, 2002. The combined financial statements for the FAST division for the years ended December 31, 2000 and 1999 are not included in this document. This information is only a summary and should be read in conjunction with the audited financial statements and accompanying notes included in Item 8 “Financial Statements and Supplementary Data”.

	For the year ended December 31,
	2003	2002	2001	2000	1999
Income Statement Data:
Service revenue	$134,910,000	$73,040,000	$45,832,000	$35,230,000	$28,083,000
Reimbursed government fee revenue	31,585,000	27,885,000	3,335,000	3,352,000	2,290,000

Total revenue	166,495,000	100,925,000	49,167,000	38,582,000	30,373,000

Cost of service revenue	38,154,000	17,534,000	11,280,000	7,776,000	6,122,000
Government fees paid	31,585,000	27,885,000	3,335,000	3,352,000	2,290,000

Total cost of service	69,739,000	45,419,000	14,615,000	11,128,000	8,412,000

Gross margin	96,756,000	55,506,000	34,552,000	27,454,000	21,961,000

Operating expenses	90,055,000	51,005,000	35,008,000	26,856,000	22,294,000
Impairment loss	1,739,000	—	—	—	—

Income (loss) from operations	4,962,000	4,501,000	(456,000)	598,000	(333,000)

Other (expense) income:
Interest expense	(154,000)	(229,000)	(241,000)	(313,000)	(262,000)
Interest income	41,000	59,000	59,000	32,000	21,000

Total interest (expense), net	(113,000)	(170,000)	(182,000)	(281,000)	(241,000)

Income (loss) before income taxes	4,849,000	4,331,000	(638,000)	317,000	(574,000)
Provision (benefit) for income tax	2,046,000	1,629,000	(59,000)	266,000	(238,000)

Net income (loss)	$2,803,000	$2,702,000	$(579,000)	$51,000	$(336,000)

Balance Sheet Data:
Total assets	$283,900,000	$164,008,000	$62,284,000	$26,628,000	$15,592,000
Long-term debt	$13,473,000	$651,000	$1,159,000	$2,261,000	$1,410,000
Stockholders’ equity	$240,336,000	$145,903,000	$53,075,000	$18,491,000	$12,390,000
Per Share Information:
Net income
Basic	$0.14	N/A	N/A	N/A	N/A
Diluted	$0.14	N/A	N/A	N/A	N/A
Weighted average shares outstanding
Basic	20,260,854	N/A	N/A	N/A	N/A
Diluted	20,397,587	N/A	N/A	N/A	N/A
Stockholders’ Equity	$11.50	N/A	N/A	N/A	N/A
Total shares outstanding at December 31, 2003	20,893,648	N/A	N/A	N/A	N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

First Advantage Corporation (Nasdaq: FADV) (“First Advantage” or the “Company”) was created by the June 5, 2003 merger of The First American Corporation’s Screening Technologies (“FAST”) division with US SEARCH.com Inc. (“US SEARCH”). First Advantage provides global risk management screening services to enterprise and consumer customers. The Company operates in three primary business segments: Enterprise Screening, Risk Mitigation and Consumer Direct. First Advantage is headquartered in St. Petersburg, Florida, and has more than 1,400 employees in offices throughout the United States and in Bangalore, India.

The Enterprise Screening segment includes employment background screening, occupational health services and resident screening services. The Enterprise Screening segment serves over 20,000 customers, and six of the ten largest multifamily property management companies in the United States. Products and services relating to employment background screening include criminal records searches, employment verification, education verification, motor vehicle records, social security number verification and credit reporting. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Resident screening services include criminal background and eviction records, credit reporting, employment verification and lease performance and payment histories. The Company has a proprietary database of 34 million landlord-tenant records that include eviction court records, rental histories, payment trends and landlord contributed data.

The Risk Mitigation segment includes motor vehicle records and investigative services provided to nearly 8,000 customers comprised primarily of insurance companies, agents and brokers. Products and services offered by the Risk Mitigation segment include driver history reports, vehicle registration, surveillance services, field interviews and due diligence reports.

The Consumer Direct segment provides consumers with a single, comprehensive access point to a broad range of public information to assist them in locating, verifying and screening people. Consumer Direct segment customers can obtain addresses, aliases, listed phone numbers, property ownership, court records and other public data through the US SEARCH Web site. The services are highly automated utilizing the Company’s US SEARCH DARWINTM technology, which automates the data management supply chain by accessing, assimilating and compiling data from disparate sources. US SEARCH completed over 630,000 transactions in 2003.

First Advantage intends to continue its efforts to consolidate the operations brought together in the June 2003 mergers and the operations of businesses since acquired. First Advantage also intends to continue pursuing acquisitions of businesses that will enable the Company to enter new markets as well as increase existing market share. First Advantage also expects to pursue acquisition opportunities, which will enable the Company to enter into related product fields.

First Advantage generates revenue in the form of fees from the reports generated by searches performed and services provided. First Advantage generally enters into agreements with customers under which they pay a fixed fee per report or for services provided. For purposes of analyzing operating results, gross margin and operating costs are compared to service revenues, excluding reimbursed government fee revenue. Elimination of inter-segment revenue is included in corporate.

Cost of sales includes fees paid to vendors or agencies for data procurement, specimen collection, laboratory testing, and investigators’ compensation, benefits and travel expenses.

First Advantage’s operating expenses consist primarily of compensation and benefits costs for employees, occupancy and related costs, other selling, general and administrative expenses associated with operating its business, depreciation of property and equipment and amortization of intangible assets. First Advantage’s expenses are likely to increase with increasing revenue levels.

Critical Accounting Policies and Estimates

First Advantage’s discussion and analysis of financial condition and results of operations is based upon its audited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. First Advantage’s results of operation for the year ended December 31, 2003 include the results of the FAST division from January 2003, and the results for US SEARCH from June 2003. Businesses acquired subsequent to June 2003 are included in First Advantage’s results of operations from the date of acquisition. The results of operations for the years ended December 31, 2002 and 2001 are the results of the FAST division only.

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

Revenue Recognition

Revenue is recognized at the time of delivery of the reports, as First Advantage has no ongoing obligation after delivery. Revenue from investigative services is recognized as services are performed. In accordance with generally accepted accounting principles, the Company includes reimbursed government fees in revenue and in cost of service.

Allowance for Uncollectible Receivables

The allowance for all probable, uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at an estimate for the amount of accounts receivable that may ultimately be uncollectible. In circumstances where First Advantage is aware of a specific customer’s inability to meet its financial obligations, First Advantage records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. This analysis requires making significant estimates, and changes in facts and circumstances could result in material changes in the allowance for uncollectible receivables.

Capitalized Software Development Costs

First Advantage capitalizes costs associated with developing software for internal use, which costs primarily include salaries of developers. Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project and completion and use of the software for its intended purpose are probable. First Advantage ceases capitalization of development costs once the software has been substantially completed and is ready for its intended use.

Database Development Costs

Database development costs represent expenditures associated with First Advantage’s databases of information for customer usage. The costs are capitalized from the time technological feasibility is established until the information is ready for use.

Impairment of Intangible and Long-Lived Assets

First Advantage carries intangible and long-lived assets at cost less accumulated amortization (where applicable). Accounting standards require that assets be written down if they become impaired. Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At such time that an impairment in value of an intangible or long-lived asset is identified, the impairment will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate. In accordance with SFAS 142, the Company completed a goodwill impairment test, for the year ending December 31, 2003, for all reporting units. A valuation date of September 30, 2003 was used for this impairment test and was performed by a third party. The test determined that each reporting unit had a fair value in excess of carrying value, therefore, no goodwill impairment was recorded.

Purchase Accounting

First Advantage completed nine acquisitions in 2003. The Company has acquired additional businesses in January, February and March of 2004 and anticipates it will continue with other acquisitions in 2004. The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances, there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangibles assets, in particular, is very subjective. First Advantage generally uses internal cash flow models and, in certain instances, third party valuations in estimating fair values. The use of different valuation techniques and assumptions can change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense. Amounts allocated to certain assets and liabilities as of December 31, 2003 are based on preliminary estimates of fair value and may be revised in 2004. The Company does not anticipate that revisions to the amounts allocated to acquired assets and liabilities, if any, will be significant to the Company’s financial statements.

The following is a summary of the operating results by the Company’s business segments for the three years ended December 31, 2003.

2003	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$107,580,000	$18,285,000	$10,525,000	$(1,480,000)	$134,910,000
Reimbursed government fee revenue	4,384,000	27,201,000	—	—	31,585,000

Total revenue	111,964,000	45,486,000	10,525,000	(1,480,000)	166,495,000
Cost of service revenue	33,976,000	4,537,000	$1,121,000	$(1,480,000)	38,154,000
Government fees paid	4,384,000	27,201,000	—	—	31,585,000

Total cost of service	38,360,000	31,738,000	1,121,000	(1,480,000)	69,739,000
Gross margin	73,604,000	13,748,000	9,404,000	—	96,756,000
Salaries and benefits	40,191,000	4,976,000	3,031,000	2,980,000	51,178,000
Other operating expenses	20,515,000	2,211,000	5,006,000	2,717,000	30,449,000
Depreciation and amortization	6,269,000	860,000	1,292,000	7,000	8,428,000
Impairment loss	1,739,000	—	—	—	1,739,000

Income (loss) from operations	4,890,000	5,701,000	75,000	(5,704,000)	4,962,000

Gross margin percentage	68.4%	75.2%	89.3%	N/A	71.7%

2002	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$63,310,000	$10,570,000	$—	$(840,000)	$73,040,000
Reimbursed government fee revenue	3,464,000	24,421,000	—	—	27,885,000

Total revenue	66,774,000	34,991,000	—	(840,000)	100,925,000
Cost of service revenue	17,875,000	499,000		$(840,000)	17,534,000
Government fees paid	3,464,000	24,421,000	—	—	27,885,000

Total cost of service	21,339,000	24,920,000	—	(840,000)	45,419,000
Gross margin	45,435,000	10,071,000	—	—	55,506,000
Salaries and benefits	28,851,000	3,012,000	—	—	31,863,000
Other operating expenses	13,554,000	1,492,000	—	—	15,046,000
Depreciation and amortization	3,497,000	599,000	—	—	4,096,000

Income (loss) from operations	(467,000)	4,968,000	—	—	4,501,000

Gross margin percentage	71.8%	95.3%	N/A	N/A	76.0%

2001	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$45,832,000	$—	$—	$—	$45,832,000
Reimbursed government fee revenue	3,335,000	—	—	—	3,335,000

Total revenue	49,167,000	—	—	—	49,167,000
Cost of service revenue	11,280,000				11,280,000
Government fees paid	3,335,000	—	—	—	3,335,000

Total cost of service	14,615,000	—	—	—	14,615,000
Gross margin	34,552,000	—	—	—	34,552,000
Salaries and benefits	21,175,000	—	—	—	21,175,000
Other operating expenses	11,342,000	—	—	—	11,342,000
Depreciation and amortization	2,491,000	—	—	—	2,491,000

(Loss) from operations	(456,000)	—	—	—	(456,000)

Gross margin percentage	75.4%	N/A	N/A	N/A	75.4%

Enterprise Screening Segment

2003 Compared to 2002

Total service revenue was $107.6 million in 2003, an increase of $44.3 million compared to 2002 service revenue of $63.3 million. Acquisitions accounted for approximately $40.2 million of the revenue increase. Two businesses were acquired in late 2002 and seven businesses in 2003. Revenue increased by $4.1 million, or 6.5%, at businesses owned in 2002. The growth rate of 6.5%, excluding acquisitions, is due to expanded market share and an increase in products and services.

The gross margin percentage of service revenue decreased from 71.8% to 68.4% due to a generally lower gross margin on drug screening revenue and generally higher gross margin on resident screening.

Salaries and benefits increased by $11.3 million. Salaries and benefits were 37.4% of service revenue in 2003 compared to 45.6% of service revenue in 2002. This decrease reflected economies achieved in 2003 by consolidating certain operations and leveraging databases.

Other operating expenses increased by $7.0 million and were 19.1% of service revenue in 2003 compared to 21.4% in 2002. This decrease, as a percent of revenue, was the result of economies achieved in 2003 by consolidating certain operations that enabled greater utilization of existing facilities and economies in telecommunication and shipping costs.

Depreciation and amortization increased by $2.8 million. Depreciation and amortization was 5.8% of service revenue in 2003 compared to 5.5% in 2002. Intangible assets increased in 2003 due to acquisitions made in the fourth quarter of 2002 and during 2003.

An impairment charge of $1.7 million was recorded in 2003 for capitalized software in connection with the integration of operations.

Income from operations was $4.9 million in 2003, compared to an operating loss of $.5 million in 2002. The increase in income from operations was the result of increased revenue, primarily from acquisitions. Operating costs as a percent of revenue declined due to consolidation of businesses and leveraging of databases.

2002 Compared to 2001

Total service revenue was $63.3 million in 2002, an increase of $17.5 million compared to 2001 service revenue of $45.8 million. Acquisitions accounted for $14.1 million of the increase in service revenue. The remaining increase in service revenue of $3.4 million represents a growth rate of 7.4% over 2001. This increase was due primarily to expanded market share in the resident screening business.

The gross margin percentage of service revenue decreased from 75.4% in 2001 to 71.8% in 2002 due primarily to the addition of a larger concentration of lower margin drug screening revenue in 2002.

Salaries and benefits increased by $7.7 million. Salaries and benefits were 45.6% of service revenue in 2002 and 46.2% in 2001.

Other operating expenses increased by $2.2 million. Other operating expenses were 21.4% of service revenue in 2002 compared to 24.7% in 2001. As a percent of service revenue, this decrease was primarily due to operating efficiencies due to revenue growth.

Depreciation and amortization increased by $1 million. Depreciation and amortization was 5.5% of service revenue in 2002 compared to 5.4% in 2001. The increase was due primarily to an increase in amortization of intangible assets as a result of acquisitions made in the fourth quarter of 2002 and in August 2001.

The segment incurred a loss from operations of $.5 million in 2002 and 2001.

Risk Mitigation Segment

2003 Compared to 2002

Total service revenue was $18.3 million in 2003, an increase of $7.7 million compared to 2002 service revenue of $10.6 million. In September 2003, the Company acquired an investigative service business, which accounts for substantially all of the increase in service revenue.

The gross margin percentage of service revenue decreased from 95.3% to 75.2% primarily due to the acquisition of the investigative service business, which generate margin levels lower than the motor vehicle records operations of this segment.

Salaries and benefits increased by $2 million. Salaries and benefits were 27.2% of service revenue in 2003 compared to 28.5% in 2002. The percentage decrease is primarily due to the acquisition in 2003.

Other operating expenses increased by $.7 million. Other operating expenses were 12.1% of service revenue in 2003 compared to 14.1% in 2002. The change is primarily due to the acquisition in 2003.

Depreciation and amortization increased by $.3 million due to an increase in amortization of intangible assets as a result of the acquisition.

Income from operations was $5.7 million in 2003 compared to $5 million in 2002. Operating income from existing businesses increased by $.2 million.

2002 Compared to 2001

In January 2002, the Company acquired a motor vehicle reporting business. Prior to that time, the Company operated solely in the Enterprise Screening segment. Service revenue for the year was $10.6 million with a gross margin percentage of service revenue of 95.3%. Income from operations was $5 million.

Consumer Direct

This segment was formed in connection with the acquisition in June 2003 of US SEARCH. Operating results for this segment are for the period from June 1, 2003 to December 31, 2003. Revenue for this seven month period was $10.5 million. Salaries and benefits were 28.8% of revenue. Other operating expenses totaled $5 million or 47.6% of revenue. Income from operations was $75 thousand.

Corporate

Corporate expenses were initially incurred when First Advantage was created by the June 5, 2003 merger of the FAST division with US SEARCH. Corporate costs and expenses represent primarily compensation and benefits for senior management and administrative staff and related general and administrative expenses including an administrative fee paid to First American.

Consolidated Results

2003 Compared to 2002

Consolidated service revenue for the year ended December 31, 2003 was $134.9 million, an increase of $61.9 million from 2002. Acquisitions accounted for $58.4 million of the increase.

The consolidated gross margin of service revenue was 71.7% in 2003 compared to 76% in 2002.

Salaries and benefits were 37.9% of service revenue in 2003 and 43.6% in 2002. The decrease was primarily due to reductions in salaries and benefits as a percentage of revenue in the Enterprise Screening segment offset by an increase in corporate salary and benefits incurred since the creation of First Advantage in June 2003.

Other operating expenses were 22.6% of service revenue in 2003 compared to 20.6% in 2002. The increase was due to acquisitions in 2003 in the Consumer Direct and Risk Mitigation segments and corporate expenses incurred in 2003. The increase was offset in part by operating efficiencies in the Enterprise Screening segment.

Depreciation and amortization increased by $4.3 million due to an increase in amortization of intangible assets as a result of acquisitions.

An impairment charge of $1.7 million was recorded in 2003 for capitalized software in connection with the integration of operations in the Enterprise Screening segment.

Income from operations was $5 million in 2003 compared to $4.5 million in 2002. The increase of $.5 million is comprised of an increase in operating income of $5.4 million in the Enterprise Screening segment, an increase in operating income of $.7 million in the Risk Mitigation segment and an increase in operating income of $.1 million in the Consumer Direct segment. Corporate expenses of $5.7 million offset this combined increase of $6.2 million in operating income at the business segments.

2002 Compared to 2001

Consolidated service revenue for the year ended December 31, 2002 was $73 million, an increase of $27.2 million from 2001. Acquisitions accounted for $23.8 million of the increase.

The consolidated gross margin of service revenue was 76% in 2002 compared to 75.4% in 2001.

Salaries and benefits were 43.6% of service revenue in 2002 and 46.2% in 2001.

Other operating expenses were 20.6% of service revenue in 2002 compared to 24.7% in 2001. The decrease was due to the acquisition in the Risk Mitigation segment in 2002 and operating efficiencies in the Enterprise Screening segment in 2002.

Depreciation and amortization increased by $1.6 million due to an increase in amortization of intangible assets as a result of acquisitions.

Income from operations was $4.5 million in 2002 compared to an operating loss of $.5 million in 2001. The increase of $5 million was due to the acquisition in 2002 in the Risk Mitigation segment.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank and with First American. Prior to the June 5, 2003 merger with US

SEARCH, contributions from First American were also a primary source of liquidity. As of December 31, 2003, cash and cash equivalents were $5.6 million.

Cash provided by operating activities was $1.8 million; $5.5 million and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Cash provided from operating activities decreased by $3.7 million from 2002 to 2003 while net income was $2.8 million in 2003 and $2.7 million in 2002. The decrease in cash provided from operating activities was due to an increase in depreciation and amortization, an impairment charge totaling $6.1 million, offset by a net cash outflow of $9.9 million due to changes in operating assets and liabilities compared to 2002. The primary changes in operating assets and liabilities were mainly due to reductions in accounts payable, accrued liabilities and income taxes offset by an increase in accrued compensation and other liabilities.

Cash provided from operating activities increased by $4.1 million from 2001 to 2002. Net income was $2.7 million in 2002 compared to a loss of $579 thousand in 2001. In addition to the increase in net income of $3.3 million, depreciation and amortization increased by $1.6 million. The change in operating assets and liabilities decreased net cash flow by $.8 million compared to 2001.

Cash used in investing activities was $13 million, $4.7 million and $6 million for the years ended December 31, 2003, 2002 and 2001, respectively. In 2003, cash in the amount of $10.9 million was used for acquisitions. Purchases of property and equipment were $1.9 million in 2003 compared to $3.3 million in 2002 and $4.2 million in 2001. Database development costs were $2.2 million in 2003 compared to $2.8 million in 2002 and $2.1 million in 2001.

Cash provided by financing activities was $10.3 million, $4.5 million, and $3.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. In 2003, proceeds from bank financing were $9 million. Repayment of debt was $4.3 million in 2003, $1.2 million in 2002 and $1.8 million in 2001. Prior to the June 2003 merger with US SEARCH, cash contributions from First American were $5.3 million in 2003, $5.7 million in 2002 and $4.8 million in 2001.

First Advantage also leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that First Advantage will pay insurance and applicable taxes.

During July 2003, First Advantage entered into a $15 million loan agreement with a bank (the “Loan Agreement”). The outstanding principal balance under the related note cannot exceed the lesser of $15 million or 80% of eligible accounts receivable, as defined in the Loan Agreement. The Note bears interest at the one-month LIBOR rate plus an applicable margin ranging from 1.25% per annum to 2.5% per annum. The principal balance of the Loan Agreement is payable in July 2005. The Loan Agreement provides that the First Advantage maintain certain financial covenants. One of the financial covenants is the maintenance of a “Funded Debt to EDITDA” ratio not to exceed 2.5 to 1.0. Funded Debt is defined as all outstanding liabilities for borrowed money and other interest bearing liabilities less the non-current portion of subordinated liabilities. EDITDA, as defined in the Loan Agreement, means net income less income or plus losses from discontinued operations and extraordinary items, plus all of the following: income taxes, interest expense, depreciation, amortization, depletion and other non-cash charges. A second financial covenant requires that the company maintain a “Debt Service Coverage Ratio”, as defined in the Loan Agreement, of at least 1.5 to 1. At December 31, 2003, the Company was in compliance with the financial covenants of the Loan Agreement. There was $9 million outstanding on this credit facility at December 31, 2003. An additional $5 million was borrowed subsequent to year-end to fund acquisitions.

In July 2003, First Advantage entered into a Promissory Note with The First American Corporation. The loan evidenced by the Promissory Note is a $10 million unsecured revolving loan with interest payable monthly. The principal balance of the Promissory Note is payable on July 31, 2006. The Promissory Note is subordinated to the $15 million bank debt and bears interest at the rate payable under the $15 million bank debt plus 0.5% per annum. There was no balance outstanding as of December 31, 2003. Subsequent to year end, the Company borrowed $4.5 million on this line to fund acquisitions and provide working capital.

In January 2004, the Company entered into a ten-year facilities lease. Aggregate minimum lease payments are $11.3 million over the term of the lease.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 4,000,000 shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on July 14, 2003. A total of 864,082 of the 4,000,000 shares were issued for acquisitions as of December 31, 2003.

In 2003, First Advantage sought to acquire other businesses as part of its growth strategy. The Company will continue to evaluate acquisitions in order to achieve economies of scale, expand market share and enter new markets. The extent of future acquisitions, however, is dependent upon the availability of capital and liquidity to fund such acquisitions.

While uncertainties within the Company’s industry exist, management is not aware of any trends or events likely to have a material adverse effect on liquidity or the accompanying financial statements. The Company believes that, based on current levels of operations and anticipated growth, the Company’s cash flow from operations, together with available sources of liquidity, will be sufficient to fund operations, anticipated capital expenditures, make required payments of principal and interest on debt, and satisfy other long-term contractual commitments. However, any material adverse change in our operating results from our business plan, or acceleration of existing debt obligations or in the amount of investment in acquisitions, technology or products could require the Company to seek other funding alternatives including raising additional capital.

The following is a schedule of long-term contractual commitments (as of December 31, 2003) over the periods in which they are expected to be paid.

	2004	2005	2006	2007	2008	Thereafter	Total
Advertising commitments	$600,000	$50,000	$17,000	$—	$—	$—	$667,000
Minimum contract purchase commitments	486,000	240,000	9,000	1,000	—	—	736,000
Operating leases	5,100,000	3,492,000	2,399,000	1,119,000	334,000	126,000	12,570,000
Long-term debt	7,150,000	13,461,000	—	—	—	—	20,611,000
Capital leases	81,000	12,000	—	—	—	—	93,000

Total	$13,417,000	$17,255,000	$2,425,000	$1,120,000	$334,000	$126,000	$34,677,000

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information

about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” The Company had no holdings of derivative financial instruments at December 31, 2003 and our total liabilities as of December 31, 2003 consist primarily of notes payable, accounts payable and accrued liabilities.

The Company’s fixed rate debt consists primarily of unsecured term notes. In addition, the Company has $9 million of variable rate debt outstanding. A 1% increase in interest rates due to increased rates nationwide would not result in a significant amount of additional interest payments by the Company.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Certified Public Accountants

To the Board of Directors and

Shareholders of First Advantage Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of First Advantage Corporation and its subsidiaries (the Company) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As further discussed in Note 1 and Note 2 of the Notes to the consolidated financial statements, the initial formation of the Company resulted from the aggregation of several subsidiaries of First American Corporation.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

March 8, 2004

First Advantage Corporation

Consolidated Balance Sheets

	December 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$5,637,000	$6,514,000
Accounts receivable (less allowance for doubtful accounts of $1,327,000 and $788,000 in 2003 and 2002, respectively)	23,672,000	13,827,000
Income taxes receivable	1,282,000	—
Prepaid expenses and other current assets	2,512,000	1,332,000

Total current assets	33,103,000	21,673,000
Property and equipment, net	19,719,000	12,535,000
Goodwill	204,710,000	112,618,000
Intangible assets, net	18,528,000	10,606,000
Database development costs, net	7,162,000	6,226,000
Other assets	678,000	350,000

Total assets	$283,900,000	$164,008,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,211,000	$3,047,000
Accrued compensation	9,373,000	4,645,000
Accrued liabilities	6,327,000	3,170,000
Due to affiliates	992,000	—
Income taxes payable	—	1,576,000
Current portion of long-term debt and capital leases	7,231,000	540,000

Total current liabilities	28,134,000	12,978,000
Long-term debt and capital leases, net of current portion	13,473,000	651,000
Deferred income taxes	—	4,189,000
Other liabilities	1,957,000	287,000

Total liabilities	43,564,000	18,105,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 75,000,000 shares authorized; 4,866,362 and 0 shares issued and outstanding as of December 31, 2003 and December 31, 2002, respectively	5,000	—
Class B common stock, $.001 par value; 25,000,000 shares authorized; 16,027,286 and 1 shares issued and outstanding as of December 31, 2003 and December 31, 2002, respectively	16,000	—
Additional paid-in capital	233,101,000	141,492,000
Retained earnings	7,214,000	4,411,000

Total stockholders’ equity	240,336,000	145,903,000

Total liabilities and stockholders’ equity	$283,900,000	$164,008,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income (Loss)

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Service revenue	$134,910,000	$73,040,000	$45,832,000
Reimbursed government fee revenue	31,585,000	27,885,000	3,335,000

Total revenue	166,495,000	100,925,000	49,167,000

Cost of service revenue	38,154,000	17,534,000	11,280,000
Government fees paid	31,585,000	27,885,000	3,335,000

Total cost of service	69,739,000	45,419,000	14,615,000

Gross margin	96,756,000	55,506,000	34,552,000

Salaries and benefits	51,178,000	31,863,000	21,175,000
Other operating expenses	30,449,000	15,046,000	11,342,000
Depreciation and amortization	8,428,000	4,096,000	2,491,000
Impairment loss	1,739,000	—	—

Total operating expenses	91,794,000	51,005,000	35,008,000

Income (loss) from operations	4,962,000	4,501,000	(456,000)

Interest (expense) income:
Interest expense	(154,000)	(229,000)	(241,000)
Interest income	41,000	59,000	59,000

Total interest (expense), net	(113,000)	(170,000)	(182,000)

Income (loss) before income taxes	4,849,000	4,331,000	(638,000)
Provision (benefit) for income taxes	2,046,000	1,629,000	(59,000)

Net income (loss)	$2,803,000	$2,702,000	$(579,000)

Per share amounts:
Basic	$0.14	N/A	N/A

Diluted	$0.14	N/A	N/A

Weighted-average common shares outstanding:
Basic	20,260,854	N/A	N/A
Diluted	20,397,587	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Total
Balance at January 1, 2001	—	$—	$16,203,000	$2,288,000	$18,491,000
Net loss for 2001				(579,000)	(579,000)
Contribution from First American - Operations			30,383,000		30,383,000
Contribution from First American - Cash			4,780,000		4,780,000

Balance at December 31, 2001	—	$—	$51,366,000	$1,709,000	$53,075,000
Net income for 2002				2,702,000	$2,702,000
Contribution from First American - Operations			84,458,000		84,458,000
Contribution from First American - Cash			5,667,000		5,667,000
Capitalization of entity	1	—	1,000	—	1,000

Balance at December 31, 2002	1	$—	$141,492,000	$4,411,000	$145,903,000
Net income for 2003		—	—	2,803,000	2,803,000
Contribution from First American - Operations		—	10,696,000	—	10,696,000
Contribution from First American - Cash		—	5,269,000	—	5,269,000
Class A Shares issued in connection with US SEARCH.com acquisition	3,974,761	4,000	60,147,000	—	60,151,000
Class B Shares issued to First American in connection with US SEARCH.com acquisition	16,027,285	16,000	—	—	16,000
Class A Shares issued in connection with other acquisitions	864,082	1,000	15,149,000	—	15,150,000
Class A Shares issued in connection with stock option plan and employee stock purchase plan	27,519	—	348,000	—	348,000

Balance at December 31, 2003	20,893,648	$21,000	$233,101,000	$7,214,000	$240,336,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$2,803,000	$2,702,000	$(579,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,428,000	4,096,000	2,491,000
Impairment loss	1,739,000	—	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,851,000)	(390,000)	891,000
Prepaid expenses and other current assets	(5,000)	(82,000)	73,000
Other assets	1,291,000	216,000	560,000
Accounts payable	(7,167,000)	(1,030,000)	(1,282,000)
Accrued liabilities	(7,938,000)	(6,154,000)	(1,445,000)
Due to affiliates	213,000	—	—
Income taxes	(1,798,000)	2,976,000	585,000
Accrued compensation and other liabilities	6,076,000	3,145,000	97,000

Net cash provided by operating activities	1,791,000	5,479,000	1,391,000

Cash flows from investing activities:
Database development costs	(2,156,000)	(2,835,000)	(2,064,000)
Purchases of property and equipment	(1,867,000)	(3,321,000)	(4,154,000)
Cash paid for acquisitions	(10,930,000)	—	—
Net book value of businesses acquired by First American	—	(2,693,000)	(275,000)
Cash balance of companies acquired	1,967,000	4,111,000	507,000

Net cash used in investing activities	(12,986,000)	(4,738,000)	(5,986,000)

Cash flows from financing activities:
Proceeds from long-term debt	9,000,000	—	—
Repayment of long-term debt	(4,299,000)	(1,182,000)	(1,775,000)
Cash contributions from First American	5,269,000	5,668,000	4,780,000
Proceeds from class A shares issued in connection with stock option plan and employee stock purchase plan	348,000	—	—

Net cash provided by financing activities	10,318,000	4,486,000	3,005,000

(Decrease) increase in cash and cash equivalents	(877,000)	5,227,000	(1,590,000)
Cash and cash equivalents at beginning of period	6,514,000	1,287,000	2,877,000

Cash and cash equivalents at end of period	$5,637,000	$6,514,000	$1,287,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$170,000	$116,000	$168,000

Cash paid for income taxes	$62,800	$—	$175,000

Non-cash investing and financing activities:
Operations contributed by First American	$10,696,000	$84,458,000	$30,383,000

Common stock issued in connection with US SEARCH.com acquisition	$60,167,000	$—	$—

Class A shares issued in connection with other acquisitions	$15,150,000	$—	$—

Debt issued in connection with acquisitions	$11,250,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

1.	Organization and Nature of Business

In June 2003, First Advantage Corporation (the “Company”), a newly formed holding company, acquired US SEARCH.com and six operating subsidiaries of The First American Corporation (“First American”) that formerly comprised its First American Screening Technologies (“FAST”) division. The operating subsidiaries included HireCheck, Inc., First American Registry, Inc., Substance Abuse Management, Inc., American Driving Records, Inc., Employee Health Programs, Inc., and SafeRent, Inc. First American owns approximately 77% of the shares of capital stock of the Company as of December 31, 2003. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

The Company provides best-in-class single-source solutions for global risk mitigation and enterprise and consumer screening needs. The Company operates in three primary business segments; Enterprise Screening, Risk Mitigation and Consumer Direct.

The Enterprise Screening segment includes employment background screening, occupational health services and resident screening services.

The Risk Mitigation segment includes motor vehicle records and investigative services.

The Consumer Direct segment provides consumers with a single, comprehensive access point to a broad range of information to assist them in locating people and other public data searches.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company’s operating results for the year ended December 31, 2003, include results for the FAST division from January 2003 and the results for US SEARCH.com from June 2003. The Company’s operating results for the years ended December 31, 2002 and 2001, include results for the FAST division only.

The Company’s operating results for the year ended December 31, 2003, include results of operations for the acquired entities from their respective dates of acquisition. The FAST division’s operating results for the years ended December 31, 2002 and 2001 include the combined results for companies acquired in 2002 and 2001 from their respective acquisition dates.

Certain amounts for the year ended December 31, 2002 and 2001 have been reclassified to conform with the 2003 presentation.

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2003 include the accounts of the Company and all majority owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the statements. Actual results could differ from the estimates and assumptions used.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments at December 31, 2003 and 2002, which includes cash and cash equivalents and accounts receivable, approximates fair value because of the short maturity of those instruments. The Company considers the variable rate debt to be representative of current market rates and, accordingly, estimates that the recorded amounts approximate fair market value. Fair value estimates of the fixed rate debt were determined using discounted cash flow methods with a discount rate of 4.0% and 4.25%, which is the rate that similar instruments could be negotiated at December 31, 2003 and 2002, respectively.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are summarized as follows:

	December 31, 2003		December 31, 2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$5,637,000	$5,637,000	$6,514,000	$6,514,000
Accounts receivable	23,672,000	23,672,000	13,827,000	13,827,000
Long-term debt and capital leases	(20,704,000)	(20,554,000)	(1,191,000)	(1,290,000)

Cash Equivalents

The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less.

Accounts Receivable

Accounts receivable are due from companies in a broad range of industries located throughout the United States. Credit is extended based on an evaluation of the customer’s financial condition, and generally, collateral normally is not required.

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

The allowance for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance for bad debts against amounts due, to reduce the net recognized receivable to the amount it reasonable believes will be collected. This analysis requires making significant estimates, and changes in facts and circumstances could result in material changes in the allowance for uncollectible receivables. Management believes that the allowance at December 31, 2003 and 2002 is reasonably stated.

Property and Equipment

Property and equipment are recorded at cost. Property and equipment includes computer software acquired and developed for internal use. Software development costs are capitalized from the time technological feasibility is established until the software is ready for use.

The Company follows Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires the Company to capitalize interest costs incurred and certain payroll-related costs of employees directly associated with developing software in addition to incremental payments to third parties.

Depreciation on leasehold improvements is computed on the straight-line method over the life of the related lease, ranging from 3 to 10 years. Depreciation on data processing equipment and furniture and equipment is computed using the straight-line method over their estimated useful lives ranging from 3 to 10 years. Capitalized software costs are amortized using the straight-line method over estimated useful lives of 3 to 5 years.

Database Development Costs

Database development costs represent the cost to develop the proprietary databases of information for customer usage. The costs are capitalized from the time technological feasibility is established until the information is ready for use. These costs are amortized using the straight-line method over estimated useful life of 7 years.

Goodwill and Other Intangible Assets

In 2001, goodwill recognized in business combinations consummated prior to June 30, 2001, was amortized over its estimated useful life of 25 years. Other intangibles, which include customer lists and covenants not to compete, are amortized over their estimated useful lives, ranging from 2 to 20 years. The Company regularly evaluates the amortization period assigned to each intangible asset to ensure that there have not been any events or circumstances that warrant revised estimates of useful lives.

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. This statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”. All business combinations in the scope of SFAS 141 are to be accounted for using the purchase method of accounting. The provisions of SFAS 141 apply to all business combinations initiated or closed after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the Company’s financial condition or results of operations.

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for goodwill and other intangible assets. In accordance with the provisions of SFAS 142, goodwill is no longer amortized but is rather tested annually for impairment, unless there is a change in circumstances or conditions that may warrant a periodic assessment of impairment. The Company has selected September 30 as the annual valuation date to test goodwill for impairment. The valuation is performed by a third party.

The following table presents the results of operations on a comparable basis, after adjustment for goodwill amortization for the years ended December 31:

	2003	2002	2001
Net income (loss), as reported	$2,803,000	$2,702,000	$(579,000)
Goodwill amortization	—	—	353,000

Net income (loss), as adjusted	$2,803,000	$2,702,000	$(226,000)

Purchase Accounting

The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangibles assets, in particular is very subjective. The Company generally uses internal cash flow models and in certain instances third party valuations in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense. Amounts allocated to certain assets and liabilities as of December 31, 2003 are based on preliminary estimates of fair value and may be revised in 2004. The Company does not anticipate that revisions to the amounts allocated to acquired assets and liabilities, if any, will be significant to the Company’s financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

Income Taxes

Taxes are based on income for financial reporting purposes and include deferred taxes applicable to temporary differences between the financial statement carrying amount and the tax basis of certain of the Company’s assets and liabilities. The tax provision has been calculated on a separate return basis. The Company’s income tax returns are filed either as a separate company basis or as part of the consolidated income tax returns of First American, depending on when an operating subsidiary was acquired and the rules of the jurisdiction. The Company has a tax sharing arrangement with First American whereby the Company will fund any tax liabilities due related to its operations and First American will repay any refunds received related to the Company’s operations.

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinuance of operations. SFAS 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to Be Disposed of” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The initial adoption of this standard did not have a significant impact on financial position or results of operations of the Company.

With respect to long-lived assets to be held and used, an asset (or group of assets) will be considered impaired when the expected undiscounted cash flows from use and disposition are less than the asset’s carrying value. The amount of any impairment charge will be based on the difference between the carrying and fair value of the asset. The determination of fair values considers quoted market prices, if available, and prices for similar assets and the results of other valuation techniques.

For assets to be sold, an asset (or group of assets) that meets the criteria established by SFAS 144 for classification of assets held for sale will be carried at the lower of carrying amount or fair value less cost to sell.

Revenue Recognition

Revenue is recognized at the time of delivery of the reports, as the Company has no ongoing obligation after delivery. Revenue from investigative services is recognized as services are performed. In accordance with generally accepted accounting principles, the Company includes reimbursed government fees in revenue and in cost of service.

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, governs the financial statement presentation of changes in stockholders’ equity resulting from non-owner sources. Comprehensive income includes all changes in equity except those resulting from investments by owners and distribution to owners. For the years ended December 31, 2003, 2002 and 2001, the Company had no items of comprehensive income (loss) other than net income (loss); therefore, a separate statement of comprehensive income (loss) has not been presented for these periods.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Furthermore, SFAS 148 requires more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted SFAS 148 as of January 1, 2003 with respect to the disclosure requirements. The Company has elected to continue accounting for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. The fair value for each option grant is estimated using the Black-Scholes pricing model assuming a dividend yield of 0%; expected volatility of 34%; a weighted-average risk free interest rate of 3.24% and an expected life of nine years. If the Company had elected or was required to apply the fair value recognition provisions of SFAS 123 to stock-based employee compensation, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table.

Year Ended December 31, 2003
Net income, as reported	$2,803,000
Less: stock based compensation expense, net of tax	1,428,000

Pro forma net income	$1,375,000

Earnings per share:
Basic, as reported	$0.14
Basic, pro forma	$0.07
Diluted, as reported	$0.14
Diluted, pro forma	$0.07

3.	Acquisitions

In June 2003, the Company acquired US SEARCH.com for a total purchase price of approximately $60.2 million. The purchase price was based upon an estimate of the fair value of the net assets of the FAST division contributed by First American to the Company in the mergers and estimated direct costs of the mergers. The allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with SFAS 141. In connection with the acquisition of US SEARCH.com, approximately $2.4 million of severance costs were accrued and included in net assets acquired in the allocation of the purchase price. In 2003,

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

approximately $1.2 million of these severance costs were paid and charged to the accrual. The balance of the severance costs are expected to be paid in 2004. A full determination of the purchase price allocation was made concurrent with the effective acquisition date based on internal cash flow models and third party valuation analysis of tangible and intangible assets.

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

Since August 2003, the Company has acquired nine businesses. The acquisitions have been included in the Company’s Enterprise Screening and Risk Mitigation segments. The preliminary allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with SFAS 141.

The aggregate purchase price of these acquisitions is as follows:

Cash	$10,930,000
Notes	11,250,000
Stock	15,150,000

Purchase price	$37,330,000

The allocation of the aggregate purchase price of the acquisitions in 2003 is as follows:

	US Search	Other	Total
Goodwill	$54,901,000	$27,592,000	$82,493,000
Identifiable intangible assets	3,032,000	6,113,000	9,145,000
Reserve for fair value of operating leases	(1,370,000)	—	(1,370,000)
Technology	5,166,000	—	5,166,000
Net assets acquired	(1,562,000)	3,625,000	2,063,000

	$60,167,000	$37,330,000	$97,497,000

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

Goodwill as a result of acquisitions in 2003 was allocated to the following operating segments based on the relative benefits from the synergies, growth and economic potential anticipated from the respective acquisitions. The allocation was based, in part, on a fair value analysis of each of the reporting units by an independent third party. Other adjustments consist primarily of utilization of acquired net operating losses and the payment by First American of a contingent purchase price.

Operating Segment	Balance at 12/31/02	US Search Acquisition	Other Acquisitions	Other Adjustments	Balance at 12/31/03
Enterprise Screening	$77,120,000	$26,266,000	$13,221,000	$(1,012,000)	$115,595,000
Risk Mitigation	35,498,000	3,059,000	14,371,000	10,611,000	63,539,000
Consumer Direct	—	25,576,000	—	—	25,576,000

Consolidated	$112,618,000	$54,901,000	$27,592,000	$9,599,000	$204,710,000

In October 2002, First American acquired Employee Health Programs, Inc. and in November 2002, acquired SafeRent, Inc. for a total purchase price of approximately $47 million and contributed both of the operations to the Company. In January 2002, First American acquired American Driving Records, Inc. for approximately $40 million and contributed those operations to the Company. In August 2001, First American acquired the stock of Substance Abuse Management, Inc. for approximately $30 million and contributed the operations to the Company.

The allocation of the purchase price of the acquisitions consummated in 2002 and 2001 is as follows:

	2002				2001
	ADR	EHP	SafeRent	Total	Total
Goodwill	$35,498,000	$19,408,000	$20,901,000	$75,807,000	$27,224,000
Identifiable intangible assets	3,300,000	4,000,000	1,200,000	8,500,000	2,501,000
Technology	—	500,000	1,200,000	1,700,000	—
Net assets acquired	1,202,000	(908,000)	699,000	993,000	275,000

Total Purchase Price	$40,000,000	$23,000,000	$24,000,000	$87,000,000	$30,000,000

In applying the purchase method of accounting, management undertook a comprehensive review of the acquired entities to ensure that all identifiable assets and liabilities are properly recorded at their fair value. The acquisition of these companies is based on management’s consideration of past and expected future performance as well as the potential strategic fit with the long-term goals of First Advantage. The expected long-term growth, market position and expected synergies to

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

be generated by inclusion of these companies are the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill.

In determining fair value, the Company utilizes a variety of valuation techniques including discounted cash flow analysis and outside appraisals to the extent necessary given materiality and complexity. All excess purchase price is appropriately recorded as goodwill. The useful lives for all assets recorded in purchase accounting are based on market conditions, contractual terms and other appropriate factors.

Unaudited pro forma results of operations assuming all of the acquisitions were consummated on January 1, 2002 are as follows:

	2003	2002
Total revenue	$203,688,000	$193,344,000

Net income (loss)	$929,000	$(16,369,000)

Earnings per share:
Basic	$0.04	N/A

Diluted	$0.04	N/A

Weighted-average common shares outstanding:
Basic	20,882,450	N/A
Diluted	21,019,263	N/A

4.	Goodwill and Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for goodwill and other intangibles and supercedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 addresses how goodwill and other intangible assets should be accounted for in the financial statements. Pursuant to SFAS 142, the Company’s goodwill and intangible assets that have indefinite lives will not be amortized but rather will be tested at least annually for impairment. SFAS 142 requires that goodwill and other intangible assets be allocated to various reporting units, which are either operating segments or one reporting unit below the operating segment. The Company’s reporting units for purposes of allocating goodwill and testing for impairment are employment background screening and occupational health services, resident screening, risk mitigation services and consumer direct.

The SFAS 142 impairment testing process includes two phases. The first phase (Test 1) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis, market approach valuations and third-party valuation advisors. If the fair value of the reporting unit exceeds its book value, the goodwill is not considered impaired and no additional analysis is required. However, if the book

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

value is greater than the fair value, a second test (Test 2) must be completed to determine if the fair value of the goodwill exceeds the book value of the goodwill. The fair value of the goodwill is determined by discounted cash flow analysis and appraised values. If the fair value is less than the book value, an impairment is considered to exist and, in the initial year of adoption, would be recorded as a cumulative effect of a change in accounting principle.

In accordance with the adoption of SFAS 142, the Company completed the transitional goodwill impairment test for all reporting units and determined that each reporting unit had a fair value in excess of carrying value, therefore, no goodwill impairment was recorded. The annual test for impairment was again performed in 2003, by a third party (using the September 30 valuation date) and the results were the same. Each reporting unit had a fair value in excess of carrying value and no goodwill impairment was recorded.

The Company has $18.5 million of intangible assets at December 31, 2003, with definite lives ranging from 2 to 20 years. These assets, comprised primarily of customer lists and non-compete agreements, are being amortized in a manner consistent with periods prior to adoption of SFAS 142.

Goodwill and other intangible assets for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
Goodwill	$204,710,000	$112,618,000

Intangible assets:
Customer lists	$19,191,000	$10,448,000
Noncompete agreements	1,306,000	875,000

	20,497,000	11,323,000
Less accumulated amortization	(1,969,000)	(717,000)

Intangible assets, net	$18,528,000	$10,606,000

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

Goodwill amortization expense was $0, $0 and $353,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization expense of other intangible assets was $1,310,000, $390,000 and $89,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization expense relating to intangible asset balances as of December 31, 2003 is expected to be as follows over the next five years:

Year ending December 31,
2004	$1,976,000
2005	1,949,000
2006	1,705,000
2007	1,631,000
2008	1,627,000
Thereafter	9,640,000

$18,528,000

The change in the carrying amount of intangible assets is as follows for the year ending December 31, 2003:

Intangible Assets
Balance, at December 31, 2002	$10,606,000
Acquisitions	9,145,000
Amortization	(1,310,000)
Other adjustments	87,000

Balance, at December 31, 2003	$18,528,000

5.	Property and Equipment

As of December 31, 2003 and 2002, property and equipment is as follows:

	2003	2002
Furniture and equipment	$4,737,000	$2,632,000
Data processing equipment	6,639,000	3,936,000
Capitalized software	19,407,000	11,416,000
Leasehold improvements	2,230,000	854,000

	33,013,000	18,838,000
Less accumulated depreciation	(13,294,000)	(6,303,000)

Property and equipment, net	$19,719,000	$12,535,000

Depreciation and amortization expense was $5,767,000, $2,708,000 and $1,305,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

An impairment charge of $1.7 million was recorded in 2003 for capitalized software that is in the process of being replaced by a new operating system for the Enterprise Screening segment. The carrying value of the software was reduced to $524,000, its estimated fair value. There is no

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

active market for this proprietary software. The fair value was determined by management and is based upon estimated replacement cost and the remaining useful life of the software.

The capitalized cost of equipment under capital leases, which is included in data processing equipment in the accompanying consolidated balance sheets, was as follows at December 31:

	2003	2002
Property and equipment	$619,000	$619,000
Less accumulated depreciation	(530,000)	(464,000)

	$89,000	$155,000

6.	Database Development Costs

Database development costs for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
Eviction data	$9,617,000	$7,873,000
Criminal data	1,586,000	1,045,000
Less accumulated amortization	(4,041,000)	(2,692,000)

Database development costs	$7,162,000	$6,226,000

Amortization expense relating to database development costs was $1,351,000, $998,000 and $744,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

7.	Debt

On July 31, 2003, the Company entered into a $15 million loan agreement with a bank (the “Loan Agreement”). The outstanding principal balance under the related Note cannot exceed the lesser of $15 million or 80% of eligible accounts receivable, as defined in the Loan Agreement. The Note bears interest at the 30-day LIBOR rate plus an applicable margin ranging from 1.25% per annum to 2.5% per annum. The Loan Agreement provides that the Company must adhere to certain financial covenants. One of the financial covenants requires the maintenance of a “Funded Debt to EBITDA” ratio not to exceed 2.5 to 1.0. Funded Debt is defined as all outstanding liabilities for borrowed money and other interest bearing liabilities less the non-current portion of subordinated liabilities. EBITDA, as defined in the Loan Agreement, means net income less income or plus losses from discontinued operations and extraordinary items, plus all of the following: income taxes, interest expense, depreciation, amortization, depletion and other non-cash charges. A second financial covenant requires that the Company maintain a “Debt Service Coverage Ratio”, as defined in the Loan Agreement, of at least 1.5 to 1. At December 31, 2003, the Company was in compliance with the financial covenants of the Loan Agreement.

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

On July 31, 2003, the Company entered into a Promissory Note with First American. The loan evidenced by the Promissory Note is a $10 million unsecured revolving loan, with interest payable monthly. The principal balance of the Promissory Note is payable on July 31, 2006. The Promissory Note is subordinated to the $15 million bank debt and bears interest at the rate payable under the $15 million bank debt plus 0.5% per annum. There was no balance outstanding as of December 31, 2003.

Long-term debt consists of the following at December 31:

	2003	2002
Acquisition debt:
Weighted average interest rate of 2.4% with maturities through 2005	$10,031,000	$—
Loan Agreement:
Interest at 30-day LIBOR plus 1.39% (2.51% at December 31, 2003), matures July 2005	9,000,000	—
Promissory Note (related to US SEARCH.com acquisition):
Interest rate of 5%, principal and interest payments monthly of $127,000, matures December 2004	1,430,000	—
Capital leases and other debt:
Various interest rates with maturities through 2005	243,000	1,080,000
Term note with related party:
Interest at prime (4.25% at December 31, 2002) principal payments annually at $750,000, matured April 2003	—	111,000

Total long-term debt and capital leases	20,704,000	1,191,000
Less current portion of long-term debt and capital leases	7,231,000	540,000

Long-term debt and capital leases, net of current portion	$13,473,000	$651,000

Aggregate maturities of long-term borrowings over the next two years are as follows:

Year ending December 31,
2004	$7,231,000
2005	13,473,000

Total	$20,704,000

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

8.	Income Taxes

The provision (benefit) for income taxes are summarized as follows:

	2003	2002	2001
Current:
Federal	$(653,000)	$1,036,000	$(1,070,000)
State	535,000	540,000	11,000

	(118,000)	1,576,000	(1,059,000)

Deferred:
Federal	2,272,000	171,000	955,000
State	(108,000)	(118,000)	45,000

	2,164,000	53,000	1,000,000

Total Current and deferred	$2,046,000	$1,629,000	$(59,000)

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of the difference is as follows:

	2003	2002	2001
Taxes calculated at federal rate	$1,697,000	$1,516,000	$(223,000)
Amortization expense	(12,000)	—	93,000
State taxes, net of federal benefit	278,000	274,000	37,000
Exclusion of certain meals and entertainment expenses	121,000	74,000	30,000
Other items, net	(38,000)	(235,000)	4,000

	$2,046,000	$1,629,000	$(59,000)

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

The primary components of temporary differences that give rise to the Company’s net deferred tax liability is as follows:

	2003	2002
Deferred tax assets:
Federal net operating loss carryforwards	$40,174,000	$5,199,000
State net operating loss carryforwards	6,892,000	387,000
Bad debt reserves	557,000	292,000
Employee benefits	549,000	—
Accrued expenses and loss reserves	1,115,000	811,000
Less: valuation allowance	(38,279,000)	(5,199,000)

	11,008,000	1,490,000

Deferred tax liabilities:
Depreciable and amortizable assets	9,156,000	6,022,000
State tax	1,852,000	—
Other	—	(343,000)

	11,008,000	5,679,000

Net deferred tax liability	$—	$4,189,000

As of December 31, 2003, the Company has federal and state net operating losses of approximately $114.8 million and $86.4 million, respectively. The $114.8 million federal and $71.4 of state net operating losses were generated by various subsidiaries prior to their acquisition by the Company. The use of these acquired net operating losses is subject to limitations imposed by the Internal Revenue Code and state jurisdictions. The net operating losses begin to expire at various times beginning in 2008. Management’s assessment is that the character and nature of the future taxable income may not allow the Company to realize certain tax benefits of net operating losses within the prescribed carryforward periods. Accordingly, an appropriate valuation allowance has been made. To the extent that the acquired net operating losses are used to offset future taxable income, an adjustment to goodwill will be recorded.

9.	Employee Benefits

Employees of the Company are included in the benefit plans of First American. Employees of the Company are eligible to participate in The First American Corporation 401(k) Savings Plan (the Savings Plan), which is available to substantially all employees. The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. The Company makes contributions to the Savings Plan based on profitability, as well as contributions of the participants. The Company’s expense related to the Savings Plan amounted to $1,506,000, $652,000 and $163,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Effective January 1, 2004, the Company created the First Advantage Corporation 401(k) Plan. All employees of the Company who participated in the First American Corporation 401(k)

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

Savings Plan were transferred into the Company’s 401(k) plan. A total of 2.0 million shares of First Advantage Class A common stock is reserved for issuance in connection with the Company’s 401(k) plan.

Certain employees of the Company are also included as part of First American’s pension plan. The Company charged to expense payments to the pension plan of approximately $210,000, $228,000 and $136,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The actuarial present value of accumulated plan benefits and net assets available for benefits to the Company’s employees under this plan is not readily available.

In August 2003, the Company’s board of directors approved the First Advantage Corporation 2003 Employee Stock Purchase Plan. The plan, which is intended to qualify under Section 423 of the Internal Revenue Code, allows eligible employees to purchase First Advantage Class A common stock through payroll deductions for 85% of the fair market value of the First Advantage Class A common stock. Participation in the plan is voluntary. Eligible employees may participate by authorizing payroll deductions of up to 15% of their base pay for each payroll period. At the end of each one-month offering period, each participant will receive an amount of First Advantage Class A common stock equal to the sum of that participant’s payroll deductions during such period divided by 85% of the fair market value of the common stock at the end of the period. No employee may participate in the plan if such employee owns or would own after the purchase of options under the plan, 5% or more of the voting power of all classes of First Advantage stock. Shares of First Advantage Class A common stock issued under the plan must be held for a period of one year. A total of 1.0 million shares of First Advantage Class A common stock is reserved for issuance under the plan. A total of 3,492 shares have been issued in connection with the plan for the year ended December 31, 2003.

10.	Related Parties

First American and certain affiliates provide legal, financial, technology and other administrative services to the Company. The Company recognized other operating expenses of $457,000, $1,565,000 and $1,378,000 in 2003, 2002 and 2001, respectively, relating to these services. Prior to April 1, 2003, the amounts allocated to the Company were based on reasonable assumptions (primarily usage, time incurred and number of employees) as to the proportion of the services used by the Company in relation to the actual costs incurred by the First American and affiliates in providing the services.

On the effective date of the merger with US SEARCH.com, the Company and First American entered into a services agreement pursuant to which First American provides certain financial, administrative and managerial support services to the Company. Human resources systems and payroll systems and support, network services and financial systems will be provided at an annual cost of $150,000, $100,000 and $50,000, respectively. Legal and tax support, human resources support, investor relations and corporate communications support, accounting and financial management support, strategic planning and general management support are provided at an annual cost of $600,000 plus reasonable out of pocket expenses. The Company incurred

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

$675,000 in service fees for the year ended December 31, 2003. In addition, certain other services including pension and 401(k) expenses, corporate and medical insurance, personal property leasing and company car programs are provided at actual cost. The agreement was implemented on April 1, 2003 and continued through December 31, 2003.

An amended and restated services agreement was entered into on January 1, 2004. Under the terms of the new agreement, human resources systems and payroll systems and support, network services and financial systems will be provided at an annual cost of $300,000. In addition, certain other services including pension and 401(k) expenses, corporate and medical insurance, personal property leasing and company car programs will be provided at actual cost. The term of the agreement is for one year.

Effective January 1, 2003, the Company and a subsidiary of First American entered into an agreement whereby the Company will act as an agent in selling renters insurance. The Company receives a commission of 12% of the insurance premiums and 20% of the profits (as defined in the agreement) of the insurance premiums written. Commissions earned in 2003 were $11,000.

The Company performs employment screening services for First American. Total revenue from First American was $353,000, $249,000 and $214,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Prior to June 2003, First American contributed certain operations relating to businesses acquired and has also forgiven certain amounts owed by the Company in connection with the acquisitions and in the funding of operations of the Company. Net assets, in connection with acquisitions, contributed to the Company by First American totaled $10,696,000, $84,458,000 and $30,383,000 in 2003, 2002 and 2001, respectively. These amounts have been treated as additional paid-in capital in the accompanying financial statements.

Amounts contributed to the Company by First American to fund operations are as follows:

	2003	2002	2001
Allocated selling, general & administrative expenses	$457,000	$1,565,000	$1,378,000
Cash advances	809,000	2,776,000	1,085,000
Other, net	5,621,000	1,327,000	2,317,000

	$5,269,000	$5,668,000	$4,780,000

These amounts have been treated as additional paid-in capital in the accompanying financial statements. Historically, First American has not charged any interest to the Company on intercompany balances.

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

The following is a summary of the FAST division’s net equity by operating subsidiary at December 31, 2002:

2002
HireCheck, Inc.	$10,322,000
First American Registry, Inc.	14,882,000
Substance Abuse Management, Inc.	32,088,000
American Driving Records, Inc.	40,387,000
Employee Health Programs, Inc.	23,785,000
SafeRent, Inc.	24,438,000

$145,902,000

11.	Commitments and Contingencies

Operating Leases

The Company leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company will pay insurance and taxes. Rent expense under operating leases was $5,082,000, $2,860,000 and $1,869,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum rental payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003, are as follows:

Year ending December 31,
2004	$5,100,000
2005	3,492,000
2006	2,399,000
2007	1,119,000
2008	334,000
Thereafter	126,000

$12,570,000

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. The Company does not believe that the outcome of any pending or threatened litigation will have a material adverse effect on the Company’s financial position or operating results.

12.	Earnings Per Share

Pursuant to the provisions of SFAS 128 “Earnings Per Share”, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants. Options and warrants totaling 2,140,712 were excluded from the weighted average diluted shares outstanding as they were antidilutive.

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

2003
Net Income - numerator for basic and fully diluted earnings per share	$2,803,000
Denominator:
Weighted-average shares for basic earnings per share	20,260,854
Effect of dilutive securities - employee stock options and warrants	136,733

Denominator for diluted earnings per share	20,397,587

Earnings per share:
Basic	$0.14
Diluted	$0.14

13.	Stock Option Plans

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

Subject to adjustment for certain changes in the Company’s capitalization, a total of 3.0 million shares of First Advantage Class A common stock is available for issuance under the plan. The plan is administered by the compensation committee of the board of directors of the Company.

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

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

acceleration, payment, adjustment or conversion cannot be exercised after, or will terminate as of, a change of control transaction.

At December 31, 2003, stock options to purchase 2,116,500 shares of the Company’s common stock were granted under the First Advantage Corporation 2003 Incentive Compensation Plan, Inc. The Company accounts for these stock options in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, the Company does not recognize compensation cost in connection with these plans, as all options granted under these plans had an exercise price equal to the market value of the Company’s common stock on the date of grant.

Warrants and Options to Purchase Class A Common Stock, Assumed in the Merger

The Company agreed to assume the obligations of US SEARCH.com contained in all warrants to purchase common stock of US SEARCH.com outstanding on the closing date of the merger. Pursuant to the merger agreement and the terms of the warrants, the holders of the warrants are

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

entitled to receive upon exercise thereof 0.04 of a share of First Advantage Class A common stock for each share of US SEARCH.com common stock that such warrant holder would have been entitled to receive pursuant to the warrant prior to the closing of the merger. As of December 31, 2003, the Company had outstanding warrants to purchase up to 347,436 shares of its common stock at exercise prices ranging from $0.25 to $29.50 per share.

All outstanding stock options, stock appreciation rights, limited stock appreciation rights and stock purchase rights of US SEARCH.com were assumed by the Company and converted automatically into options to purchase shares of First Advantage Class A common stock calculated in accordance with the exchange ratio, rounded down to the nearest whole share. The exercise price is equal to the exercise price per share of US SEARCH.com common stock divided by the exchange ratio, rounded down to the nearest whole cent. The outstanding stock options, stock appreciation rights, limited stock appreciation rights and stock purchase rights of US SEARCH.com otherwise continue to be exercisable and vest subject to the terms and conditions applicable to them before the mergers. However, all outstanding stock options issued to US SEARCH.com employees and directors pursuant to the US SEARCH.com Amended and Restated 1998 Stock Incentive Plan and all outstanding stock options issued to US SEARCH.com’s non-employee directors pursuant to the US SEARCH.com 1999 Non-Employee Directors’ Stock Option Plan accelerated and became fully vested upon the occurrence of the mergers. As of December 31, 2003, the Company had outstanding options (previously issued by US SEARCH.com) to purchase up to 677,437 shares of its common stock at exercise prices ranging from $7.00 to $242.25 per share.

A total of 11,716 options were exercised at an average price of $12.08 and 132,250 options were forfeited at an average price of $33.07.

The following table summarizes information about stock options and warrants outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 7.00 - $ 12.50	166,951	2.4	$11.88	158,038	$11.94
$12.51 - $ 25.00	2,393,152	9.0	$19.11	275,281	$22.63
$25.01 - $ 50.00	126,253	4.3	$40.13	123,077	$40.44
$50.01 - $242.25	92,581	2.3	$168.56	92,572	$168.55

	2,778,937			648,968

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price
$ 0.25 - $22.50	128,021	5.05	$14.54
$22.51 - $26.00	216,415	2.52	$26.10
$26.01 - $29.50	3,000	3.15	$29.38

	347,436

14.	Segment Information

The Company operates in three primary business segments: Enterprise Screening, Risk Mitigation and Consumer Direct.

The Enterprise Screening segment includes employment background screening, occupational health services and resident screening services. Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories. Revenue for the Enterprise Screening segment includes $16,000 of sales to the Risk Mitigation segment in 2003.

The Risk Mitigation segment includes motor vehicle records and investigative services. Products and services provided by the Risk Mitigation segment include: driver history reports, vehicle registration, financial responsibility filings, surveillance services, statements and field interviews and due diligence reports. Revenue for the Risk Mitigation segment includes $1,447,000 and $840,000 of sales to the Enterprise Screening segment in 2003 and 2002, respectively.

The Consumer Direct segment provides consumers with a single, comprehensive access point to a broad range of information to assist them in locating people and other public data searches. Revenue for the Consumer Direct segment includes $17,000 of sales to the Enterprise Screening segment in 2003.

The elimination of inter-segment revenue and cost of service revenue is included in Corporate. These transactions are recorded at cost.

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

Selected financial information for the Company’s operations by segment for each of the past three years is as follows:

2003	Revenue	Depreciation and Amortization	Income (loss) before income taxes	Assets
Enterprise Screening	$111,964,000	$6,269,000	$4,818,000	$163,146,000
Risk Mitigation	45,486,000	860,000	5,714,000	79,810,000
Consumer Direct	10,525,000	1,292,000	61,000	39,861,000
Corporate and Eliminations	(1,480,000)	7,000	(5,744,000)	1,083,000

Consolidated	$166,495,000	$8,428,000	$4,849,000	$283,900,000

2002
Enterprise Screening	$66,774,000	$3,497,000	$(667,000)	$117,864,000
Risk Mitigation	34,991,000	599,000	4,998,000	46,143,000
Consumer Direct	—	—	—	—
Corporate and Eliminations	(840,000)	—	—	1,000

Consolidated	$100,925,000	$4,096,000	$4,331,000	$164,008,000

2001
Enterprise Screening	$49,167,000	$2,491,000	$(638,000)	$62,284,000
Risk Mitigation	—	—	—	—
Consumer Direct	—	—	—	—
Corporate and Eliminations	—	—	—	—

Consolidated	$49,167,000	$2,491,000	$(638,000)	$62,284,000

15.	Subsequent Events

Subsequent to December 31, 2003, the Company acquired six businesses for an aggregate purchase price of $23,476,000, comprised of $7,178,000 in cash, $7,600,000 in acquisition debt and $8,698,000 in the Company’s common stock. The cash portion of the purchase price was funded with additional borrowings under existing credit facilities with a bank and First American.

In January 2004, the Company entered into a ten-year facilities lease for operations in the Enterprise Screening segment. Aggregate minimum lease payments are $11.3 million over the term of the lease.

The following table sets forth certain unaudited financial data of First Advantage for the eight quarters in the period ended December 31, 2003. First Advantage’s results of operation for the four quarters in the year ended December 31, 2003 include the results of the FAST division from January 2003, and the results for US SEARCH from June 2003. Businesses acquired subsequent to June 2003 are included in First Advantage’s financial data from date of acquisition. The financial data for the four quarters in the year ended December 31, 2002 are the results of the FAST division only.

This data has been derived from unaudited financial statements of the Company and the FAST division that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the information when read in conjunction with the Company’s audited financial statements and the notes thereto. The operating results for any quarter are not necessarily indicative of the results for any future period.

	For the quarters ended
	3/31/2003	6/30/2003	9/30/2003	12/31/2003
Total revenue	$31,541,000	$37,431,000	$47,634,000	$49,889,000

Gross margin	$17,722,000	$22,613,000	$28,894,000	$27,527,000

Net income (loss)	$330,000	$2,051,000	$1,429,000	$(1,007,000)

Per share amounts:
Basic	N/A	$0.10	$0.07	($0.05)
Diluted	N/A	$0.10	$0.07	($0.05)
Weighted-average common shares outstanding:
Basic	N/A	20,002,126	20,203,955	20,828,429
Diluted	N/A	20,122,023	20,337,947	21,020,537

	For the quarters ended
	3/31/2002	6/30/2002	9/30/2002	12/31/2002
Total revenue	$22,647,000	$24,715,000	$26,914,000	$26,649,000

Gross margin	$12,360,000	$14,424,000	$14,480,000	$14,242,000

Net income (loss)	$778,000	$1,495,000	$976,000	$(547,000)

Per share amounts:
Basic	N/A	N/A	N/A	N/A
Diluted	N/A	N/A	N/A	N/A
Weighted-average common share outstanding:
Basic	N/A	N/A	N/A	N/A
Diluted	N/A	N/A	N/A	N/A

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the fiscal year covered by this report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

The information required by Items 10 through 14 of this report is set forth in the sections entitled “Nominees for Election of Directors,” “Information about our Board of Directors,” “Compensation Committee Interlocks and insider Participation,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” “Executive Officers,” “Compensation of Executive Officers and Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Certain Relationships and Related Transactions,” “Stock Performance Graph” and “Principal Accountant Fees and Services” in the Company’s definitive proxy statement, which sections are incorporated in this report by reference. The definitive proxy statement will be filed no later than 120 days after the close of First Advantage’s fiscal year end of December 31, 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1. The following consolidated financial statements of First Advantage Corporation and its subsidiaries are included in Item 8.

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income (Loss) for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements for the Years Ended December 31, 2003, 2002 and 2001

2.	Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts

3.	Exhibits

Exhibit	Description

2	Agreement and Plan of Merger, dated December 13, 2002, by and among the Company, The First American Corporation, US SEARCH.com Inc. and Stockholm Seven Merger Corp. (incorporated by reference to Annex A to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

3.1	First Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

3.2	Bylaws of First Advantage Corporation (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

4.1	Form of certificate representing shares of the Registrant’s Class A common stock (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

4.2	Form of certificate representing shares of the Registrant’s Class B common stock (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.1	First Advantage Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 4.19 to the amendment to the registration statement on Form S-4 filed by the Company on April 4, 2003 (No. 333-102565))*

10.2	First Advantage Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.20 to the amendment to the registration statement on Form S-4 filed by the Company on April 24, 2003 (No. 333-102565))*

10.3	Stockholders Agreement, dated as of December 13, 2002, by and among the Company, The First American Corporation and Pequot Private Equity Fund II, L.P. (incorporated by reference to Annex D to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.4	Form of Standstill Agreement by and between the Company and The First American Corporation (incorporated by reference to Annex E to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.5	Form of Services Agreement between the Company and The First American Corporation (incorporated by reference to Annex F to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.6	Amended and Restated Services Agreement, dated January 1, 2004, between the Company and The First American Corporation

10.7	Promissory Note, made July 31, 2003, by First Advantage Corporation to the order of The First American Corporation (incorporated by reference to Exhibit 99.5 to the quarterly report on Form 10-Q filed by the Company on August 13, 2002 (No. 001-31666))

10.8	Employment Agreement, dated August 4, 2003, between First Advantage Corporation and David Wachtel (incorporated by reference to Exhibit 10 to the quarterly report on Form 10-Q filed by the Company on August 13, 2003 (No. 001-31666))*

10.9	Service Agreement for End-User, effective December 31, 2003, by and between First Advantage Enterprise Screening Corporation and The First American Corporation

10.10	Agency/Company Agreement, effective January 1, 2003, between First American Property & Casualty Insurance Company and Multifamily Community Insurance Agency, Inc.

10.11	Profit Share Program letter, dated January 1, 2003, from First American Property & Casualty Insurance Company to Multifamily Community Insurance Agency, Inc.

21	Subsidiaries of the Company

23	Consent of Independent Accountants

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement.

Copies of the Company’s Form 10-K that are furnished to stockholders of the Company do not include the exhibits listed above. Any stockholder desiring copies of one or more of such exhibits should write to the Secretary of the Company specifying the exhibit or exhibits required.

(b)	Reports on Form 8-K

The Company furnished to the Securities and Exchange Commission a report on Form 8-K on October 22, 2003, with respect to the Company’s financial results for the quarter ended and the nine months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March, 2004.

FIRST ADVANTAGE CORPORATION

By:	/s/ John Long

John Long Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 11, 2004	By:	/s/ John Long

John Long Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2004	By:	/s/ John Lamson

John Lamson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 11, 2004	By:	/s/ Parker S. Kennedy

Parker S. Kennedy, Chairman

Date: March 11, 2004	By:	/s/ John Long

John Long, Director

Date: March 11, 2004	By:	/s/ J. David Chatham

J. David Chatham, Director

Date: March 11, 2004	By:	/s/ Barry Connelly

Barry Connelly, Director

Date: March 11, 2004	By:	/s/ Lawrence D. Lenihan, Jr.

Lawrence D. Lenihan, Jr., Director

Date: March 11, 2004	By:	/s/ Donald Nickelson

Donald Nickelson, Director

Date: March 11, 2004	By:	/s/ Donald Robert

Donald Robert, Director

Date: March 11, 2004	By:	/s/ Adelaide A. Sink

Adelaide A. Sink, Director

Date: March 11, 2004	By:	/s/ David Walker

David Walker, Director

EXHIBIT INDEX

Exhibit	Description

2	Agreement and Plan of Merger, dated December 13, 2002, by and among the Company, The First American Corporation, US SEARCH.com Inc. and Stockholm Seven Merger Corp. (incorporated by reference to Annex A to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

3.1	First Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

3.2	Bylaws of First Advantage Corporation (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

4.1	Form of certificate representing shares of the Registrant’s Class A common stock (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

4.2	Form of certificate representing shares of the Registrant’s Class B common stock (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.1	First Advantage Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 4.19 to the amendment to the registration statement on Form S-4 filed by the Company on April 4, 2003 (No. 333-102565))*

10.2	First Advantage Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.20 to the amendment to the registration statement on Form S-4 filed by the Company on April 24, 2003 (No. 333-102565))*

10.3	Stockholders Agreement, dated as of December 13, 2002, by and among the Company, The First American Corporation and Pequot Private Equity Fund II, L.P. (incorporated by reference to Annex D to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.4	Form of Standstill Agreement by and between the Company and The First American Corporation (incorporated by reference to Annex E to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.5	Form of Services Agreement between the Company and The First American Corporation (incorporated by reference to Annex F to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.6	Amended and Restated Services Agreement, dated January 1, 2004, between the Company and The First American Corporation

10.7	Promissory Note, made July 31, 2003, by First Advantage Corporation to the order of The First American Corporation (incorporated by reference to Exhibit 99.5 to the quarterly report on Form 10-Q filed by the Company on August 13, 2002 (No. 001-31666))

10.8	Employment Agreement, dated August 4, 2003, between First Advantage Corporation and David Wachtel (incorporated by reference to Exhibit 10 to the quarterly report on Form 10-Q filed by the Company on August 13, 2003 (No. 001-31666))*

10.9	Service Agreement for End-User, effective December 31, 2003, by and between First Advantage Enterprise Screening Corporation and The First American Corporation

10.10	Agency/Company Agreement, effective January 1, 2003, between First American Property & Casualty Insurance Company and Multifamily Community Insurance Agency, Inc.

10.11	Profit Share Program letter, dated January 1, 2003, from First American Property & Casualty Insurance Company to Multifamily Community Insurance Agency, Inc.

21	Subsidiaries of the Company

23	Consent of Independent Accountants

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions	Balance at End of Period
Year ended December 31, 2003	$788,000	317,000	559,000	(337,000)	$1,327,000
Year ended December 31, 2002	$717,000	266,000	164,000	(359,000)	$788,000
Year ended December 31, 2001	$461,000	281,000	200,000	(225,000)	$717,000

(1) Allowances established as a result of acquisitions