Form 10-Q
period 2004-03-31
FIRST ADVANTAGE CORP
filed 2004-05-10
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number: 000-50285

FIRST ADVANTAGE CORPORATION

(Exact name of registrant as specified in its charter)

Incorporated in Delaware	61-1437565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Progress Plaza, Suite 2400

St. Petersburg, Florida 33701

(Address of principal executive offices, including zip code)

(727) 214-3411

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 5,420,250 shares of outstanding Class A Common Stock of the registrant as of May 5, 2004.

There were 16,027,286 shares of outstanding Class B Common Stock of the registrant as of May 5, 2004.

INDEX

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003

Consolidated Statements of Income for the Three Months Ended March 31, 2004 and March 31, 2003

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2004

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and March 31, 2003

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Item 1.	Financial Statements

First Advantage Corporation

Consolidated Balance Sheets (Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$7,480,000	$5,637,000
Accounts receivable (less allowance for doubtful accounts of $1,559,000 and $1,327,000 in 2004 and 2003, respectively)	31,306,000	23,672,000
Income taxes receivable	1,310,000	1,282,000
Due from affiliates	380,000	—
Prepaid expenses and other current assets	2,106,000	2,512,000

Total current assets	42,582,000	33,103,000
Property and equipment, net	19,376,000	19,719,000
Goodwill	223,797,000	204,710,000
Intangible assets, net	22,254,000	18,528,000
Database development costs, net	7,321,000	7,162,000
Other assets	1,292,000	678,000

Total assets	$316,622,000	$283,900,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,120,000	$4,211,000
Accrued compensation	9,055,000	9,373,000
Accrued liabilities	11,390,000	6,327,000
Due to affiliates	—	992,000
Current portion of long-term debt and capital leases	9,295,000	7,231,000

Total current liabilities	35,860,000	28,134,000
Long-term debt and capital leases, net of current portion	26,548,000	13,473,000
Deferred income taxes	1,582,000	—
Other liabilities	1,863,000	1,957,000

Total liabilities	65,853,000	43,564,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 75,000,000 shares authorized; 5,392,757 and 4,866,362 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	5,000	5,000
Class B common stock, $.001 par value; 25,000,000 shares authorized; 16,027,286 shares issued and outstanding as of March 31, 2004 and December 31, 2003	16,000	16,000
Additional paid-in capital	242,895,000	233,101,000
Retained earnings	7,853,000	7,214,000

Total stockholders’ equity	250,769,000	240,336,000

Total liabilities and stockholders’ equity	$316,622,000	$283,900,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income

For the Three Months Ended March 31, 2004 and 2003 (Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Service revenue	$45,959,000	$24,184,000
Reimbursed government fee revenue	11,474,000	7,357,000

Total revenue	57,433,000	31,541,000

Cost of service revenue	13,981,000	6,462,000
Government fees paid	11,474,000	7,357,000

Total cost of service	25,455,000	13,819,000

Gross margin	31,978,000	17,722,000

Salaries and benefits	17,712,000	10,525,000
Other operating expenses	10,304,000	4,716,000
Depreciation and amortization	2,640,000	1,779,000

Total operating expenses	30,656,000	17,020,000

Income from operations	1,322,000	702,000

Other (expense) income:
Interest expense	(231,000)	(19,000)
Interest income	11,000	11,000

Total other (expense), net	(220,000)	(8,000)

Income before income taxes	1,102,000	694,000
Provision for income taxes	463,000	364,000

Net income	$639,000	$330,000

Per share amounts:
Basic	$0.03	N/A

Diluted	$0.03	N/A

Weighted-average common shares outstanding:
Basic	21,155,223	N/A
Diluted	21,346,133	N/A

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2004 (Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2003	20,893,648	$21,000	$233,101,000	$7,214,000	$240,336,000
Net income		—	—	639,000	639,000
Class A Shares issued in connection with acquisitions	522,825	—	9,704,000	—	9,704,000
Class A Shares issued in connection with stock option plan and employee stock purchase plan	3,570	—	90,000	—	90,000

Balance at March 31, 2004	21,420,043	$21,000	$242,895,000	$7,853,000	$250,769,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2003 (Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$639,000	$330,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,640,000	1,779,000
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,978,000)	(2,145,000)
Prepaid expenses and other current assets	428,000	78,000
Other assets	(1,140,000)	178,000
Accounts payable	1,344,000	(640,000)
Accrued liabilities	4,361,000	759,000
Due to (from) affiliates	(1,372,000)	—
Income taxes	273,000	364,000
Accrued compensation and other liabilities	(480,000)	90,000

Net cash provided by operating activities	1,715,000	793,000

Cash flows from investing activities:
Database development costs	(543,000)	(590,000)
Purchases of property and equipment	(1,083,000)	(632,000)
Cash paid for acquisitions	(7,028,000)	—
Cash balance of companies acquired	346,000	—

Net cash used in investing activities	(8,308,000)	(1,222,000)

Cash flows from financing activities:
Proceeds from long-term debt	10,500,000	—
Repayment of long-term debt	(2,154,000)	(227,000)
Cash contributions from First American	—	823,000
Proceeds from class A shares issued in connection with stock option plan and employee stock purchase plan	90,000	—

Net cash provided by financing activities	8,436,000	596,000

Increase in cash and cash equivalents	1,843,000	167,000
Cash and cash equivalents at beginning of period	5,637,000	6,514,000

Cash and cash equivalents at end of period	$7,480,000	$6,681,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$229,000	$19,000

Non-cash investing and financing activities:
Class A shares issued in connection with acquisitions	$9,704,000	$—

Debt issued in connection with acquisitions	$6,500,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2004 and 2003 (Unaudited)

1.	Organization and Nature of Business

In June 2003, First Advantage Corporation (the “Company”), a holding company, acquired US SEARCH.com and six operating subsidiaries of The First American Corporation (“First American”) that formerly comprised its First American Screening Technologies (“FAST”) division. The operating subsidiaries included HireCheck, Inc., First American Registry, Inc., Substance Abuse Management, Inc., American Driving Records, Inc., Employee Health Programs, Inc., and SafeRent, Inc. First American owns approximately 75% of the shares of capital stock of the Company as of March 31, 2004. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial information included in this report has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments are of a normal recurring nature and are considered necessary for a fair presentation of the results for the interim period. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. The accompanying consolidated financial information includes the combined financial information of the FAST division, prepared on the historical cost basis of accounting, as if the merger with the Company was consummated on January 1, 2003.

First Advantage completed six acquisitions during the first quarter of 2004. The Company’s operating results for the three months ended March 31, 2004 include results for the acquired entities from their respective dates of acquisition. The Company’s operating results for the three months ended March 31, 2003 include results for the FAST division only.

Operating results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Impairment of Intangible and Long-Lived Assets

First Advantage carries intangible and long-lived assets at cost less accumulated amortization. Accounting standards require that assets be written down if they become impaired. Intangible

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2004 and 2003 (Unaudited)

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

3.	Acquisitions

In the first quarter of 2004, the Company acquired Quantitative Risk Solutions LLC, Proudfoot Reports Incorporated, MVR’s, Inc., Background Information Systems, Inc., Infocheck Ltd. and Landlord Protect, Inc. The acquisitions have been included in the Company’s Enterprise Screening and Risk Mitigation segments. The preliminary allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141. The allocations may be revised in 2004. The acquisition of these companies is based on management’s consideration of past and expected future performance as well as the potential strategic fit with the long-term goals of First Advantage. The expected long-term growth, market position and expected synergies to be generated by inclusion of these companies are the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill.

The aggregate purchase price of these acquisitions is as follows:

Cash	$7,028,000
Notes	6,500,000
Stock	9,704,000

Purchase price	$23,232,000

The preliminary allocation of the aggregate purchase price of these acquisitions is as follows:

Goodwill	$18,656,000
Identifiable intangible assets	4,273,000
Net assets acquired	303,000

$23,232,000

Unaudited pro forma results of operations assuming the acquisitions of Quantitative Risk Solutions LLC, Proudfoot Reports Incorporated, MVR’s, Inc.,

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2004 and 2003 (Unaudited)

Background Information Systems, Inc., Infocheck Ltd. and Landlord Protect, Inc. were consummated on January 1, 2003 are as follows:

	For the Three Months Ended March 31,
	2004	2003
Total revenue	$58,561,000	$54,125,000

Net income (loss)	$638,000	$(1,050,000)

Earnings per share:
Basic	$0.03	N/A

Diluted	$0.03	N/A

Weighted-average common shares outstanding:
Basic	21,418,943	N/A
Diluted	21,609,853	N/A

The changes in the carrying amount of goodwill and intangible assets are as follows for the three months ended March 31, 2004:

	Goodwill	Intangible Assets
Balance, at December 31, 2003	$204,710,000	$18,528,000
Acquisitions	18,656,000	4,273,000
Amortization	—	(547,000)
Adjustments to net assets acquired	431,000	—

Balance, at March 31, 2004	$223,797,000	$22,254,000

4.	Debt

On March 18, 2004, the Company entered into a three year $25 million unsecured revolving line of credit with a bank (the “Line of Credit”). The Line of Credit is guaranteed by First American. The Line of Credit bears interest at a rate equal to the 30-day LIBOR Rate plus an applicable margin ranging from 1.29% per annum to 2.29% per annum. Accrued interest is payable monthly. There was no balance outstanding as of March 31, 2004.

At March 31, 2004, the Company was in compliance with the financial covenants of its loan agreement.

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2004 and 2003 (Unaudited)

Long-term debt consists of the following at March 31, 2004:

Acquisition debt:
Weighted average interest rate of 3.1% with maturities through 2007	$14,726,000

Bank Loan Agreement:
Interest at 30-day LIBOR plus 1.25% (2.34% at March 31, 2004), matures July 2005	14,000,000

Term note with First American:
Interest at 30-day LIBOR plus 1.75% (2.84% at March 31, 2004), matures July 2006	5,500,000

Promissory Note (related to US SEARCH.com acquisition):
Interest rate of 5%, principal and interest payments monthly of $127,000, matures December 2004	1,119,000

Capital leases and other debt:
Various interest rates with maturities through 2005	498,000

Total long-term debt and capital leases	35,843,000

Less current portion of long-term debt and capital leases	9,295,000

Long-term debt and capital leases, net of current portion	$26,548,000

5.	Earnings Per Share

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

Three Months Ended March 31, 2004
Net Income - numerator for basic and fully diluted earnings per share	$639,000
Denominator:
Weighted-average shares for basic earnings per share	21,155,223
Effect of dilutive securities - employee stock options and warrants	190,910

Denominator for diluted earnings per share	21,346,133

Earnings per share:
Basic	$0.03
Diluted	$0.03

6.	Related Parties

In 2003, First American and certain affiliates provided legal, financial, technology and other administrative services to the Company. The Company recognized other operating expenses of $457,000 for the three months ended March 31, 2003, relating to these services. The amounts allocated to the Company were based on reasonable assumptions (primarily usage, time incurred and number of employees) as to the proportion of the services used by the Company in relation to the actual costs incurred by the First American and affiliates in providing the services.

An amended and restated services agreement was entered into on January 1, 2004. Under the terms of the new agreement, human resources systems and payroll systems and support, network services and financial systems will be provided at an annual cost of $300,000. In addition, certain other services including pension and 401(k) expenses, corporate and medical insurance, personal property leasing and company car programs will be provided at actual cost. The term of the agreement is for one year. The Company incurred $75,000 in service fees for the three months ended March 31, 2004.

Effective January 1, 2003, the Company and a subsidiary of First American entered into an agreement whereby the Company will act as an agent in selling renters insurance. The Company receives a commission of 12% of the insurance premiums and 20% of the profits (as defined in the agreement) of the insurance premiums written. Commissions earned for the three months ended March 31, 2004 and 2003 were $7,000 and $3,000, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2004 and 2003 (Unaudited)

The Company performs employment screening services for First American. Total revenue from First American was $54,000 and $51,000 for the three months ended March 31, 2004 and 2003, respectively.

A subsidiary of the Company pays license fees to a subsidiary of First American for the retrieval of various real estate reports from a database maintained by the First American subsidiary. License fees paid by the Company vary depending on the type of report generated. License fees paid for the three months ended March 31, 2004 were $18,000.

7.	Stock Option Plans

Incentive Compensation Plan

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

Three Months Ended March 31, 2004
Net income, as reported	$639,000
Less: stock based compensation expense, net of tax	927,000

Pro forma net income	$(288,000)

Earnings per share:
Basic, as reported	$0.03
Basic, pro forma	($0.01)
Diluted, as reported	$0.03
Diluted, pro forma	($0.01)

8.	Segment Information

The Company operates in three primary business segments: Enterprise Screening, Risk Mitigation and Consumer Direct.

The Enterprise Screening segment includes employment background screening, occupational health services and resident screening services. Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories. Revenue for the Enterprise Screening segment includes $12,000 of sales to the Consumer Direct segment for the three months ended March 31, 2004.

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2004 and 2003 (Unaudited)

The Risk Mitigation segment includes motor vehicle records and investigative services. Products and services provided by the Risk Mitigation segment include: driver history reports, vehicle registration, financial responsibility filings, surveillance services, statements and field interviews and due diligence reports. Revenue for the Risk Mitigation segment includes $482,000 and $323,000 of sales to the Enterprise Screening segment for the three months ended March 31, 2004 and 2003, respectively.

The Consumer Direct segment provides consumers with a single, comprehensive access point to a broad range of information to assist them in locating people and other public data searches. Revenue for the Consumer Direct segment includes $64,000 of sales to the Enterprise Screening segment for the three months ended March 31, 2004.

The elimination of inter-segment revenue and cost of service revenue is included in Corporate. These transactions are recorded at cost.

The following table sets forth segment information for the three months ended March 31, 2004 and 2003.

March 31, 2004	Revenue	Depreciation and Amortization	Income (loss) before income taxes	Assets
Enterprise Screening	$36,019,000	$1,687,000	$1,883,000	$188,529,000
Risk Mitigation	17,739,000	376,000	1,123,000	87,417,000
Consumer Direct	4,232,000	568,000	(15,000)	34,652,000
Corporate and Eliminations	(557,000)	9,000	(1,889,000)	6,024,000

Consolidated	$57,433,000	$2,640,000	$1,102,000	$316,622,000

March 31, 2003
Enterprise Screening	$22,462,000	$1,621,000	$452,000	$118,348,000
Risk Mitigation	9,402,000	158,000	1,400,000	46,965,000
Consumer Direct	—	—	—	—
Corporate and Eliminations	(323,000)	—	(1,158,000)	25,000

Consolidated	$31,541,000	$1,779,000	$694,000	$165,338,000

9.	Subsequent Events

Subsequent to March 31, 2004, the Company acquired four businesses for an aggregate purchase price of $51,055,000, comprised of $37,167,000 in cash, $5,167,000 in acquisition debt and $8,721,000 in convertible debt. The cash portion of the purchase price was funded with additional borrowings under the Line of Credit and Promissory Note.

In connection with an acquisition subsequent to March 31, 2004, up to $14 million of additional purchase price is contingent upon the renewal by the United States government of the Work

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2004 and 2003 (Unaudited)

Opportunity Tax Credit program or a similar program. The contingent consideration placed in escrow is comprised of an $11 million subordinated note and a $3 million convertible note (“escrowed assets”). The final amount of the escrowed assets may be reduced based upon the timing, similarity and retroactive application of a new program. If no renewal event, as defined in the acquisition agreement, has occurred prior to December 31, 2005, the entire amount of the escrowed assets will be forfeited by the seller and returned to the Company.

Convertible subordinated promissory notes have been issued in connection with these acquisitions. Certain of these notes convert automatically into shares of the Company’s Class A common stock while others convert at the option of the Company or the holder. The conversion price per share is equal to the average of the closing price of the common stock for the ten consecutive trading days ending on the third trading day prior to the conversion date. Conversion may occur at such time as the Securities and Exchange Commission (“SEC”) declares effective a registration statement of the Company on Form S-3. The Company expects to be eligible to use Form S-3 effective May 15, 2004.

Unaudited pro forma results of operations assuming the acquisitions were consummated on January 1, 2003 are as follows:

	For the Three Months Ended March 31,
	2004	2003
Total revenue	$65,940,000	$60,091,000

Net income (loss)	$660,000	$(1,973,000)

Earnings per share:
Basic	$0.03	N/A

Diluted	$0.03	N/A

Weighted-average common shares outstanding:
Basic	21,931,943	N/A
Diluted	22,122,853	N/A

On April 27, 2004, the Company entered into a Promissory Note with First American. The loan evidenced by the Promissory Note is a $20 million unsecured revolving loan, with interest payable monthly. The principal balance of the Promissory Note is due on July 31, 2006. The Promissory Note is subordinated to the bank Loan Agreement and Line of Credit and bears interest at the rate payable under the $15 million bank Loan Agreement plus 0.5% per annum.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note of Caution Regarding Forward Looking Statements

Certain statements in this quarterly report on Form 10-Q relate to future results of the Company and are considered “forward-looking statements”. These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to among other things, sufficiency of cash flows and other sources of liquidity, current levels of operations and anticipated growth. These forward-looking statements, and other forward-looking statements contained in other public disclosures of the Company are based on assumptions that involve risks and uncertainties, and that are subject to change based on various important factors (some of which are beyond the Company’s control). Risks and uncertainties exist that may cause results to differ materially from those set forth in these forward-looking statements. Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: general volatility of the capital markets and the market price of the Company’s Class A common stock; the Company’s ability to successfully raise capital; the Company’s ability to identify and complete acquisitions and to successfully integrate businesses it acquires; changes in applicable government regulations; the degree and nature of the Company’s competition; increases in the Company’s expenses; continued consolidation among the Company’s competitors and customers; unanticipated technological changes and requirements; the Company’s ability to identify suppliers of quality and cost-effective data; and other factors described in this quarterly report on Form 10-Q. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties. The forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Overview

First Advantage Corporation (Nasdaq: FADV) (“First Advantage” or the “Company”) was created by the June 5, 2003 merger of The First American Corporation’s Screening Technologies (“FAST”) division with US SEARCH.com Inc. (“US SEARCH”). First Advantage provides global risk management screening services to enterprise and consumer customers. The Company operates in three primary business segments: Enterprise Screening, Risk Mitigation and Consumer Direct. First Advantage is headquartered in St. Petersburg, Florida, and has more than 1,700 employees in offices throughout the United States and abroad. Since its formation, First Advantage has acquired 15 companies as of March 31, 2004 and completed six of those acquisitions in the first quarter of 2004.

Operating results for the three months ended March 31, 2004 included total revenue of $57.4 million, representing an increase of 82% over the same period in 2003, with 10.1% of that growth being organic growth. Net Income for the three months ended March 31, 2004 was $.6 million, an increase of $.3 million compared to net income of $.3 million in the same period of 2003.

Critical Accounting Policies

Critical accounting policies are those policies used in the preparation of the company’s financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for year ended December 31, 2003.

The following is a summary of the operating results by the Company’s business segments for the three months ended March 31, 2004 and March 31, 2003.

Three Months Ended March 31, 2004	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$33,704,000	$8,580,000	$4,232,000	$(557,000)	$45,959,000
Reimbursed government fee revenue	2,315,000	9,159,000	—	—	11,474,000

Total revenue	36,019,000	17,739,000	4,232,000	(557,000)	57,433,000

Cost of service revenue	10,682,000	3,563,000	293,000	(557,000)	13,981,000
Government fees paid	2,315,000	9,159,000	—	—	11,474,000

Total cost of service	12,997,000	12,722,000	293,000	(557,000)	25,455,000

Gross margin	23,022,000	5,017,000	3,939,000	—	31,978,000

Salaries and benefits	12,647,000	2,448,000	865,000	1,752,000	17,712,000
Other operating expenses	6,788,000	1,073,000	2,523,000	(80,000)	10,304,000
Depreciation and amortization	1,687,000	376,000	568,000	9,000	2,640,000

Income (loss) from operations	1,900,000	1,120,000	(17,000)	(1,681,000)	1,322,000

Gross margin percentage of service revenue	68.3%	58.5%	93.1%	N/A	69.6%
Three Months Ended March 31, 2003	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$21,610,000	$2,897,000	$—	$(323,000)	$24,184,000
Reimbursed government fee revenue	852,000	6,505,000	—	—	7,357,000

Total revenue	22,462,000	9,402,000	—	(323,000)	31,541,000

Cost of service revenue	6,617,000	168,000	—	(323,000)	6,462,000
Government fees paid	852,000	6,505,000	—	—	7,357,000

Total cost of service	7,469,000	6,673,000	—	(323,000)	13,819,000

Gross margin	14,993,000	2,729,000	—	—	17,722,000

Salaries and benefits	8,981,000	858,000	—	686,000	10,525,000
Other operating expenses	3,925,000	319,000	—	472,000	4,716,000
Depreciation and amortization	1,621,000	158,000	—	—	1,779,000

Income (loss) from operations	466,000	1,394,000	—	(1,158,000)	702,000

Gross margin percentage of service revenue	69.4%	94.2%	N/A	N/A	73.3%

Enterprise Screening Segment

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total service revenue was $33.7 million as of March 31, 2004, an increase of $12.1 million compared to service revenue of $21.6 million in the same period of 2003. Acquisitions accounted for approximately $10.4 million of the revenue increase. There were eight businesses acquired in the third and fourth quarter of 2003 and four businesses acquired in the first quarter of 2004. Revenue increased by $1.7 million, or 7.6%, at businesses owned in the first quarter of 2003. The growth rate of 7.6%, excluding acquisitions, is due to expanded market share and an increase in products and services.

The gross margin percentage of service revenue decreased from 69.4% to 68.3% due to a generally lower gross margin on drug screening revenue and generally higher gross margin on resident screening.

Salaries and benefits increased by $3.7 million. Salaries and benefits were 37.5% of service revenue for the first quarter of 2004 compared to 41.6% of service revenue in the same period of 2003. This decrease reflected economies achieved in 2004 by consolidating certain operations and leveraging databases.

Other operating expenses increased by $2.9 million and were 20.1% of service revenue in the first quarter of 2004 compared to 18.2% in the same period of 2003. This increase, as a percent of revenue, was the primarily due to the increase in facilities expense related to the acquisition of twelve new business units and facility relocations for four existing business units.

Depreciation and amortization increased by $66 thousand. Depreciation and amortization was 5.0% of service revenue in the first quarter of 2004 compared to 7.5% in the same period of 2003. This decrease, as a percent of service revenue, is primarily due to several assets being fully depreciated offset by an increase in intangible assets as results of acquisitions.

Income from operations was $1.9 million in the first quarter of 2004 compared to income from operations of $.5 million in the same period of 2003. The increase in income from operations was the result of increased revenue, primarily from acquisitions. Operating costs as a percent of revenue declined due to consolidation of businesses and leveraging of databases.

Risk Mitigation Segment

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total service revenue was $8.6 million as of March 31, 2004, an increase of $5.7 million compared to service revenue of $2.9 million in the same period of 2003. In September 2003, the Company acquired an investigative service business, which accounts for substantially all of the increase in service revenue.

The gross margin percentage of service revenue decreased from 94.2% to 58.5% primarily due to the acquisition of the investigative service business, which generate margin levels lower as a percentage of service revenue, than the motor vehicle records operations of this segment.

Salaries and benefits increased by $1.6 million. Salaries and benefits were 28.5% of service revenue in the first quarter of 2004 compared to 29.6% in the same period of 2003. The percentage decrease is primarily due to the acquisition of the investigative service business.

Other operating expenses increased by $.8 million. Other operating expenses were 12.5% of service revenue in the first quarter of 2004 compared to 11.0% in the same period of 2003. The change is primarily due to the acquisition of the investigative service business.

Depreciation and amortization increased by $.2 million due to an increase in amortization of intangible assets as a result of the acquisition.

Income from operations was $1.1 million for the first quarter of 2004 compared to $1.4 million in the first quarter of 2003. Operating income from existing businesses increased by $.1 million.

Consumer Direct

This segment was formed in connection with the acquisition in June 2003 of US SEARCH. Total service revenue for the first quarter of 2004 was $4.2 million. Salaries and benefits were $.9 million, or 20.4% of service revenue. Other operating expenses totaled $2.5 million, or 59.6% of service revenue. Depreciation and amortization was $.6 million, or 13.4% of service revenue. Loss from operations was $17 thousand.

Corporate

Corporate expenses for the three months ended March 31, 2003 were for the FAST division only. The increase of corporate costs and expenses primarily represent the addition of compensation and benefits for senior management, administrative staff, IT staff and related general and administrative expenses including an administrative fee paid to First American.

Consolidated Results

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Consolidated service revenue for the three months ended March 31, 2004 was $46.0 million, an increase of $21.8 million compared service revenue of $24.2 in the same period in 2003. Acquisitions accounted for $20.5 million of the increase.

The consolidated gross margin of service revenue was 69.6% for the three months ended March 31, 2004 compared to 73.3% for the same period in 2003. The decrease is due to the change in the mix of margins related to the acquired businesses.

Salaries and benefits were 38.5% of service revenue for the three months ended March 31, 2004 and 43.5% compared to the same period in 2003. The decrease was primarily due to reductions in salaries and benefits as a percentage of revenue in the Enterprise Screening segment offset by an increase in corporate salary and benefits incurred since the creation of First Advantage in June 2003.

Other operating expenses were 22.4% of service revenue for the three months ended March 31, 2004 and 19.5% compared to the same period for 2003. The increase was due to acquisitions in 2003 in the Consumer Direct and Risk Mitigation segments and corporate expenses incurred in 2004. The increase was offset in part by operating efficiencies in the Enterprise Screening segment.

Depreciation and amortization increased by $.9 million due to an increase in amortization of intangible assets as a result of acquisitions.

Income from operations was $1.3 million for the three months ended March 31, 2004 compared to $.7 million for the same period in 2003. The increase of $.6 million is comprised of an increase in operating income of $1.4 million in the Enterprise Screening segment, a decrease in operating income of $.3 million in the Risk Mitigation segment, a decrease in operating income of $17 thousand in the Consumer Direct segment and an increase of corporate expenses of $.5 million.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank and with First American. Prior to the June 5, 2003 merger with US SEARCH, contributions from First American were also a primary source of liquidity. As of March 31, 2004, cash and cash equivalents were $7.5 million.

Cash provided by operating activities was $1.7 million and $.8 million for the three months ended March 31, 2004 and 2003, respectively.

Cash provided from operating activities increased by $.9 million from the first quarter of 2003 to the first quarter of 2004 while net income was $.6 million in the first quarter of 2004 and $.3 million for the same period in 2003. The increase in cash provided from operating activities was primarily due to increased earnings and an increase in depreciation and amortization expense.

Cash used in investing activities was $8.3 million and $1.2 million for the three months ended March 31, 2004 and 2003, respectively. In the first quarter of 2004, net cash in the amount of $6.7 million was used for acquisitions. Purchases of property and equipment were $1.1 million in the first quarter of 2004 compared to $.6 million in the same period of 2003.

Cash provided by financing activities was $8.4 million and $.6 million for the three months ended March 31, 2004 and 2003, respectively. In the first quarter of 2004, proceeds from existing credit facilities with a bank and First American were $10.5 million. Repayment of debt was $2.2 million in the first quarter of 2004 and $.2 million in the same period of 2003.

On March 18, 2004, the Company entered into a three year $25 million unsecured revolving line of credit with a bank (the “Line of Credit”). First American guarantees the Line of Credit. Interest shall accrue on the outstanding principal of the Line of Credit at a rate equal to the 30-day LIBOR Rate plus an applicable margin ranging from 1.29% per annum to 2.29% per annum. Accrued interest is payable monthly. There was no balance outstanding as of March 31, 2004. Subsequent to March 31, 2004, the Company borrowed $23 million on its Line of Credit to fund acquisitions.

On April 27, 2004, the Company entered into a Promissory Note with First American. The loan evidenced by the Promissory Note is a $20 million unsecured revolving loan, with interest payable monthly. The principal balance of the Promissory Note is due on July 31, 2006. The Promissory Note is subordinated to the bank Loan Agreement and Line of Credit and bears interest at the rate payable under the $15 million bank Loan Agreement plus 0.5% per annum. Subsequent to March 31, 2004, the Company borrowed $14 million to fund acquisitions.

In January 2004, the Company entered into a ten-year facilities lease. Aggregate minimum lease payments are $11.2 million over the term of the lease as of March 31, 2004.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 4,000,000 shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on July 14, 2003. A total of 1,386,907 of the 4,000,000 shares were issued for acquisitions as of March 31, 2004.

In 2004, First Advantage seeks to acquire other businesses as part of its growth strategy. The Company will continue to evaluate acquisitions in order to achieve economies of scale, expand market share and enter new markets. The extent of future acquisitions, however, is dependent upon the availability of capital and liquidity to fund such acquisitions.

While uncertainties within the Company’s industry exist, management is not aware of any trends or events likely to have a material adverse effect on liquidity or the accompanying financial statements. The Company believes that, based on current levels of operations and anticipated growth, the Company’s cash flow from operations, together with available sources of liquidity, will be sufficient to fund operations, anticipated capital expenditures, make required payments of principal and interest on debt, and satisfy other long-term contractual commitments for the following year. However, any material adverse change in our operating results from our business plan, or acceleration of existing debt obligations or in the amount of investment in acquisitions, technology or products could require the Company to seek other funding alternatives including raising additional capital.

The following is a schedule of long-term contractual commitments (as of March 31, 2004) over the periods in which they are expected to be paid.

	2004	2005	2006	2007	2008	Thereafter	Total
Advertising commitments	$325,000	$50,000	$17,000	$—	$—	$—	$392,000
Minimum contract purchase commitments	393,000	240,000	9,000	1,000	—	—	$643,000
Operating leases	4,867,000	4,653,000	3,666,000	2,313,000	1,652,000	7,354,000	$24,505,000
Long-term debt	7,266,000	15,624,000	7,749,000	5,118,000	—	—	$35,757,000
Capital leases	74,000	12,000	—	—	—	—	$86,000

Total	$12,925,000	$20,579,000	$11,441,000	$7,432,000	$1,652,000	$7,354,000	$61,383,000

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s risk since filing its Form 10-K for the year ended December 31, 2003.

Item 4.	Controls and Procedures

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

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	First Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

3.2	Bylaws of First Advantage Corporation (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.1	Loan Agreement, dated March 18, 2004, between First Advantage Corporation and Bank of America, N.A.

10.2	Linking License Agreement, between First American Real Estate Solutions L.P., and US SEARCH.com Inc.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Promissory Note, made April 27, 2004, by First Advantage Corporation to the order of The First American Corporation

(b)	Reports on Form 8-K

During the three months ended March 31, 2004, the Company filed the following report on Form 8-K:

(i)	Form 8-K, filed on February 11, 2004, with respect to the Company’s financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ADVANTAGE CORPORATION

(Registrant)

Date: May 10, 2004	By:	/s/ JOHN LONG
John Long Chief Executive Officer

Date: May 10, 2004	By:	/s/ JOHN LAMSON
John Lamson Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	First Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

3.2	Bylaws of First Advantage Corporation (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.1	Loan Agreement, dated March 18, 2004, between First Advantage Corporation and Bank of America, N.A.

10.2	Linking License Agreement, between First American Real Estate Solutions L.P., and US SEARCH.com Inc.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Promissory Note, made April 27, 2004, by First Advantage Corporation to the order of The First American Corporation