Form 10-K/A
period 2003-12-31
FIRST ADVANTAGE CORP
filed 2004-07-19
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement related to the 2004 annual meeting of stockholders are incorporated by reference in Part III of the report. The definitive proxy statement was filed no later than 120 days after the close of the registrant’s fiscal year.

Explanatory Note: The undersigned registrant hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 2003 solely to add to “Schedule II-Valuation and Qualifying Accounts” the report of the registrant’s independent registered certified public accounting firm on financial statement schedule, which schedule and report are included in their entirety at the end of this amendment. This amendment also includes updated Exhibits 31.1 and 31.2 and a currently dated consent of the registrant’s independent registered certified public accounting firm as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934. In all other respects, the Form 10-K filed as of March 11, 2004 remains unchanged.

Index to Exhibits

Filed with Amendment No. 1 to Annual Report on Form 10-K/A

for the Year Ended December 31, 2003

Exhibit	Description
23	Consent of Independent Registered Certified Public Accounting Firm.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to annual report on From 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of July 2004.

FIRST ADVANTAGE CORPORATION

By:	/s/ John Long
John Long
Chief Executive Officer

Index to Exhibits

Filed with Amendment No. 1 to Annual Report on Form 10-K/A

for the Year Ended December 31, 2003

Exhibit	Description

23	Consent of Independent Registered Certified Public Accounting Firm.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions	Balance at End of Period
Year ended December 31, 2003	$788,000	317,000	559,000	(337,000)	$1,327,000
Year ended December 31, 2002	$717,000	266,000	164,000	(359,000)	$788,000
Year ended December 31, 2001	$461,000	281,000	200,000	(225,000)	$717,000

(1)	Allowances established as a result of acquisitions

Report of Independent Registered Certified Public Accounting Firm on Financial Statement Schedule

To the Board of Directors

of First Advantage Corporation

Our audits of the consolidated financial statements referred to in our report dated March 8, 2004 appearing in the Annual Report on Form 10-K of First Advantage Corporation for the year ended December 31, 2003 (which report and consolidated financial statements are incorporated by reference into this Annual Report on Form 10-K/A) also included an audit of the financial statement schedule listed in Item 15(a)(2) of such Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Tampa,Florida
March 8, 2004