Form 10-Q
period 2004-06-30
FIRST ADVANTAGE CORP
filed 2004-08-06
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

There were 5,614,497 shares of outstanding Class A Common Stock of the registrant as of August 2, 2004.

There were 16,027,286 shares of outstanding Class B Common Stock of the registrant as of August 2, 2004.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

First Advantage Corporation

Consolidated Balance Sheets (Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$6,065,000	$5,637,000
Accounts receivable (less allowance for doubtful accounts of $1,914,000 and $1,327,000 in 2004 and 2003, respectively)	43,055,000	23,672,000
Income taxes receivable	503,000	1,282,000
Due from affiliates	637,000	—
Prepaid expenses and other current assets	2,635,000	2,512,000

Total current assets	52,895,000	33,103,000
Property and equipment, net	20,615,000	19,719,000
Goodwill	263,553,000	204,710,000
Intangible assets, net	31,066,000	18,528,000
Database development costs, net	7,797,000	7,162,000
Other assets	1,575,000	678,000

Total assets	$377,501,000	$283,900,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,746,000	$4,211,000
Accrued compensation	10,526,000	9,373,000
Accrued liabilities	14,745,000	6,327,000
Due to affiliates	—	992,000
Current portion of long-term debt and capital leases	9,046,000	7,231,000

Total current liabilities	41,063,000	28,134,000
Long-term debt and capital leases, net of current portion	64,335,000	13,473,000
Convertible notes	8,722,000	—
Deferred income taxes	4,061,000	—
Other liabilities	1,990,000	1,957,000

Total liabilities	120,171,000	43,564,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 75,000,000 shares authorized; 5,612,962 and 4,866,362 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	6,000	5,000
Class B common stock, $.001 par value; 25,000,000 shares authorized; 16,027,286 shares issued and outstanding as of June 30, 2004 and December 31, 2003	16,000	16,000
Additional paid-in capital	246,236,000	233,101,000
Retained earnings	11,061,000	7,214,000
Accumulated other comprehensive income	11,000	—

Total stockholders’ equity	257,330,000	240,336,000

Total liabilities and stockholders’ equity	$377,501,000	$283,900,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Service revenue	$58,032,000	$30,144,000	$103,991,000	$54,328,000
Reimbursed government fee revenue	10,887,000	7,287,000	22,361,000	14,644,000

Total revenue	68,919,000	37,431,000	126,352,000	68,972,000

Cost of service revenue	16,558,000	7,531,000	30,539,000	13,993,000
Government fees paid	10,887,000	7,287,000	22,361,000	14,644,000

Total cost of service	27,445,000	14,818,000	52,900,000	28,637,000

Gross margin	41,474,000	22,613,000	73,452,000	40,335,000

Salaries and benefits	21,006,000	11,312,000	38,718,000	21,837,000
Other operating expenses	11,292,000	6,101,000	21,596,000	10,816,000
Depreciation and amortization	3,145,000	1,791,000	5,785,000	3,570,000

Total operating expenses	35,443,000	19,204,000	66,099,000	36,223,000

Income from operations	6,031,000	3,409,000	7,353,000	4,112,000

Other (expense) income:
Interest expense	(498,000)	(36,000)	(729,000)	(55,000)
Interest income	4,000	10,000	15,000	21,000

Total other (expense), net	(494,000)	(26,000)	(714,000)	(34,000)

Income before income taxes	5,537,000	3,383,000	6,639,000	4,078,000
Provision for income taxes	2,329,000	1,332,000	2,792,000	1,697,000

Net income	$3,208,000	$2,051,000	$3,847,000	$2,381,000

Per share amounts:
Basic	$0.15	$0.10	$0.18	$0.12

Diluted	$0.15	$0.10	$0.18	$0.12

Weighted-average common shares outstanding:
Basic	21,502,035	20,002,126	21,328,629	20,002,126
Diluted	22,104,455	20,122,023	21,625,147	20,122,023

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2004 (Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2003	20,893,648	$21,000	$233,101,000	$7,214,000	$—	$240,336,000
Net income		—	—	3,847,000	—	3,847,000
Class A Shares issued in connection with acquisitions	522,825	1,000	9,704,000	—	—	9,705,000
Class A Shares issued in connection with stock option plan and employee stock purchase plan	223,775	—	3,431,000	—	—	3,431,000
Other comprehensive income		—	—	—	11,000	11,000

Balance at June 30, 2004	21,640,248	$22,000	$246,236,000	$11,061,000	$11,000	$257,330,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003 (Unaudited)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,847,000	$2,381,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,785,000	3,570,000
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,070,000)	(3,675,000)
Prepaid expenses and other current assets	59,000	134,000
Other assets	(3,172,000)	178,000
Accounts payable	1,068,000	(2,081,000)
Accrued liabilities	4,173,000	1,433,000
Due (from) to affiliates	(1,673,000)	747,000
Income taxes	3,552,000	(988,000)
Accrued compensation and other liabilities	291,000	1,409,000

Net cash provided by operating activities	2,860,000	3,108,000

Cash flows from investing activities:
Database development costs	(1,435,000)	(1,133,000)
Purchases of property and equipment	(2,416,000)	(1,253,000)
Cash paid for acquisitions	(44,195,000)	—
Cash balance of companies acquired	1,820,000	1,004,000

Net cash used in investing activities	(46,226,000)	(1,382,000)

Cash flows from financing activities:
Proceeds from long-term debt	53,000,000	—
Repayment of long-term debt	(12,637,000)	(1,316,000)
Cash contributions from First American	—	5,269,000
Proceeds from class A shares issued in connection with stock option plan and employee stock purchase plan	3,431,000	1,000

Net cash provided by financing activities	43,794,000	3,954,000

Increase in cash and cash equivalents	428,000	5,680,000
Cash and cash equivalents at beginning of period	5,637,000	6,514,000

Cash and cash equivalents at end of period	$6,065,000	$12,194,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$521,000	$48,000

Non-cash investing and financing activities:
Class A shares issued in connection with acquisitions	$9,705,000	—

Cash paid for income taxes	$124,000	—

Notes issued in connection with acquisitions	$20,389,000	—

Operations contributed by First American	$—	$10,696,000

Shares issued in connection with US SEARCH.com acquisition	$—	$60,167,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2004 and 2003 (Unaudited)

1.	Organization and Nature of Business

In June 2003, First Advantage Corporation (the “Company”), a holding company, acquired US SEARCH.com and six operating subsidiaries of The First American Corporation (“First American”) that formerly comprised its First American Screening Technologies (“FAST”) division. The operating subsidiaries included HireCheck, Inc., First American Registry, Inc., Substance Abuse Management, Inc., American Driving Records, Inc., Employee Health Programs, Inc., and SafeRent, Inc. First American owns approximately 74% of the shares of capital stock of the Company as of June 30, 2004. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial information included in this report has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments are of a normal recurring nature and are considered necessary for a fair statement of the results for the interim period. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

First Advantage completed four acquisitions during the second quarter of 2004. The Company’s operating results for the three and six months ended June 30, 2004 include results for the acquired entities from their respective dates of acquisition. The Company’s operating results for the three and six months ended June 30, 2003 include results for the FAST division from January 1, 2003 and the results for US SEARCH.com from June 1, 2003.

Operating results for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2004 and 2003 (Unaudited)

Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income	$3,208,000	$2,051,000	$3,847,000	$2,381,000
Other comprehensive income:
Foreign currency translation adjustments	11,000	—	11,000	—

Comprehensive Income	$3,219,000	$2,051,000	$3,858,000	$2,381,000

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

Stock Based Compensation Plan

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$3,208,000	$2,051,000	$3,847,000	$2,381,000
Less: stock based compensation expense, net of tax	756,000	200,000	1,683,000	200,000

Pro forma net income	$2,452,000	$1,851,000	$2,164,000	$2,181,000

Earnings per share:
Basic, as reported	$0.15	$0.10	$0.18	$0.12
Basic, pro forma	$0.11	$0.09	$0.10	$0.11
Diluted, as reported	$0.15	$0.10	$0.18	$0.12
Diluted, pro forma	$0.11	$0.09	$0.10	$0.11

3.	Acquisitions

During the first quarter of 2004, the Company acquired Quantitative Risk Solutions LLC, Proudfoot Reports Incorporated, MVR’s, Inc., Background Information Systems, Inc., Infocheck Ltd. and Landlord Protect, Inc. During the second quarter of 2004, the Company acquired U.D. Registry, Inc., CoreFacts, LLC, Realeum, Inc. and created a new subsidiary, CIC Enterprises, LLC, that acquired substantially all of the assets of CIC Enterprises, Inc., STEPS, Inc., and Horton, Inc. These acquisitions have been included in the Company’s Enterprise Screening and Risk Mitigation segments. The preliminary allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141. The allocations may be revised in 2004. The acquisition of these companies is based on management’s consideration of past and expected future performance as well as the potential strategic fit with the long-term goals of First Advantage. The expected long-term growth, market position and expected synergies to be generated by inclusion of these companies are the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill.

In connection with the acquisition of CIC Enterprises, LLC, up to $14 million of additional purchase price is contingent upon the renewal by the United States government of the Work Opportunity Tax Credit program or a similar program. The contingent consideration placed in escrow is comprised of an $11 million subordinated note and a $3 million convertible note (“escrowed assets”). The final

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2004 and 2003 (Unaudited)

amount of the escrowed assets may be reduced based upon the timing, similarity and retroactive application of a new program. The contingent consideration will be included in the purchase price when the contingency is resolved and the additional consideration is issued. If no renewal event, as defined in the acquisition agreement, has occurred prior to December 31, 2005, the entire amount of the escrowed assets will be forfeited by the seller and returned to the Company.

Convertible promissory notes totaling $8,722,000, excluding escrowed assets, have been issued in connection with the acquisitions of CoreFacts, LLC, Realeum, Inc. and CIC Enterprises, LLC. Certain of these notes convert automatically into shares of the Company’s Class A common stock while others convert at the option of the Company or the holder. The conversion price per share is equal to the average of the closing price of the common stock for the ten consecutive trading days ending on the third trading day prior to the conversion date. One method for conversion of the notes is at such time as the Securities and Exchange Commission (“SEC”) declares effective registration statements of the Company on Form S-3. The Company filed the registration statements on Form S-3 in July 2004, for all of the issued convertible promissory notes.

The aggregate purchase price of acquisitions completed during 2004 is as follows:

Cash	$44,195,000
Notes	11,667,000
Convertible Notes	8,722,000
Stock	9,705,000

Purchase price	$74,289,000

The preliminary allocation of the aggregate purchase price of these acquisitions is as follows:

Goodwill	$57,569,000
Identifiable intangible assets	13,953,000
Net assets acquired	2,767,000

$74,289,000

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2004 and 2003 (Unaudited)

Unaudited pro forma results of operations assuming all acquisitions were consummated on January 1, 2003 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Total revenue	$70,839,000	$66,459,000	$137,623,000	$127,617,000

Net income (loss)	$3,097,000	$961,000	$3,960,000	$(766,000)

Earnings per share:
Basic	$0.14	$0.04	$0.18	$(0.04)

Diluted	$0.14	$0.04	$0.18	$(0.04)

Weighted-average common shares outstanding:
Basic	21,502,035	21,628,339	21,460,489	21,628,339
Diluted	22,240,781	21,748,236	21,910,936	21,748,236

The changes in the carrying amount of goodwill, by operating segment, are as follows for the six months ended June 30, 2004:

	Enterprise Screening	Risk Mitigation	Consumer Direct	Consolidated
Balance, at December 31, 2003	$115,595,000	$63,539,000	$25,576,000	$204,710,000
Acquisitions	42,343,000	15,226,000	—	57,569,000
Adjustments to net assets acquired	473,000	774,000	27,000	1,274,000

Balance, at June 30, 2004	$158,411,000	$79,539,000	$25,603,000	$263,553,000

Adjustments to net assets acquired relate primarily to pre-acquisition expenses that were realized after the acquisitions were completed.

The changes in the carrying amount of intangible assets are as follows for the six months ended June 30, 2004:

Intangible Assets
Balance, at December 31, 2003	$18,528,000
Acquisitions	13,953,000
Amortization	(1,415,000)

Balance, at June 30, 2004	$31,066,000

Amortization expense totaled $1,415,000 and $509,000 for the six months ended June 30, 2004 and 2003, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2004 and 2003 (Unaudited)

4.	Debt

Long-term debt consists of the following at June 30, 2004:

Acquisition notes:
Weighted average interest rate of 3.4% with maturities through 2007	$18,334,000
Bank notes:
$15 million Loan Agreement, interest at 30-day LIBOR plus 1.25% (2.62% at June 30, 2004), matures July 2005	12,500,000
$25 million Line of Credit, interest at 30-day LIBOR plus 1.39% (2.76% at June 30, 2004), matures March 2007	21,000,000
Promissory Notes with First American:
$10 million revolving loan, interest at 30-day LIBOR plus 1.75% (3.12% at June 30, 2004), matures July 2006	6,500,000
$20 million revolving loan, interest at 30-day LIBOR plus 1.75% (3.12% at June 30, 2004), matures July 2006	14,000,000
Promissory Note (related to US SEARCH.com acquisition):
Interest rate of 5%, principal and interest payments monthly of $127,000, matures December 2004	749,000
Capital leases and other debt:
Various interest rates with maturities through 2006	298,000

Total long-term debt and capital leases	73,381,000
Less current portion of long-term debt and capital leases	9,046,000

Long-term debt and capital leases, net of current portion	$64,335,000

Convertible notes:
Weighted average interest rate of 4.4% with maturities through 2007	$8,722,000

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

At June 30, 2004, the Company was in compliance with the financial covenants of its Loan Agreement.

In July 2004, the maturity date of the $15 million bank Loan Agreement was extended to July 31, 2006.

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2004 and 2003 (Unaudited)

5.	Earnings Per Share

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income	$3,208,000	$2,051,000	$3,847,000	$2,381,000
Interest on convertible notes, net of tax	40,000	—	40,000	—

Net Income - numerator for basic and fully diluted earnings per share	$3,248,000	$2,051,000	$3,887,000	$2,381,000

Denominator:
Weighted-average shares for basic earnings per share	21,502,035	20,002,126	21,328,629	20,002,126
Effect of dilutive securities
Employee stock options and warrants	256,168	119,897	211,141	119,897
Convertible notes	346,252	—	85,377	—

Denominator for diluted earnings per share	22,104,455	20,122,023	21,625,147	20,122,023

Earnings per share:
Basic	$0.15	$0.10	$0.18	$0.12
Diluted	$0.15	$0.10	$0.18	$0.12

For the three months ended June 30, 2004 and 2003 options and warrants totaling 1,420,843 and 1,022,423, respectively, were excluded from the weighted average diluted shares outstanding as they were antidilutive. For the six months ended June 30, 2004 and 2003 options and warrants totaling 1,410,415 and 962,535, respectively, were excluded as they were antidilutive.

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2004 and 2003 (Unaudited)

6.	Segment Information

The Company operates in three primary business segments: Enterprise Screening, Risk Mitigation and Consumer Direct.

The Enterprise Screening segment includes employment background screening, occupational health services and resident screening services. Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories. Revenue for the Enterprise Screening segment includes $12,000 and $24,000 of sales to the Consumer Direct segment for the three and six months ended June 30, 2004, respectively.

The Risk Mitigation segment includes motor vehicle records and investigative services. Products and services provided by the Risk Mitigation segment include: driver history reports, vehicle registration, financial responsibility filings, surveillance services, statements and field interviews and due diligence reports. Revenue for the Risk Mitigation segment includes $575,000 and $312,000 of sales to the Enterprise Screening segment for the three months ended June 30, 2004 and 2003, respectively, and $1,057,000 and $635,000 of sales for the six months ended June 30, 2004 and 2003, respectively.

The Consumer Direct segment provides consumers with a single, comprehensive access point to a broad range of information to assist them in locating people and other public data searches. Revenue for the Consumer Direct segment includes $18,000 and $82,000 of sales to the Enterprise Screening segment for the three and six months ended June 30, 2004, respectively.

The elimination of inter-segment revenue and cost of service revenue is included in Corporate. These transactions are recorded at cost.

The following table sets forth segment information for the three and six months ended June 30, 2004 and 2003.

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2004 and 2003 (Unaudited)

	Revenue	Depreciation and Amortization	Income (Loss) Before Income Taxes	Assets
Three Months Ended June 30, 2004
Enterprise Screening	$47,464,000	$2,078,000	$6,587,000	235,757,000
Risk Mitigation	19,031,000	484,000	2,048,000	102,341,000
Consumer Direct	2,964,000	563,000	(126,000)	34,232,000
Corporate and Eliminations	(540,000)	20,000	(2,972,000)	5,171,000

Consolidated	$68,919,000	$3,145,000	$5,537,000	377,501,000

Three Months Ended June 30, 2003
Enterprise Screening	$27,040,000	$1,402,000	$3,054,000	152,532,000
Risk Mitigation	9,124,000	156,000	1,358,000	59,235,000
Consumer Direct	1,579,000	233,000	18,000	38,250,000
Corporate and Eliminations	(312,000)	—	(1,047,000)	3,384,0000

Consolidated	$37,431,000	$1,791,000	$3,383,000	253,401,000

Six Months Ended June 30, 2004
Enterprise Screening	$83,483,000	$3,765,000	$8,470,000	235,757,000
Risk Mitigation	36,770,000	860,000	3,171,000	102,341,000
Consumer Direct	7,196,000	1,131,000	(141,000)	34,232,000
Corporate and Eliminations	(1,097,000)	29,000	(4,861,000)	5,171,000

Consolidated	$126,352,000	$5,785,000	$6,639,000	377,501,000

Six Months Ended June 30, 2003
Enterprise Screening	$49,502,000	$3,023,000	$3,507,000	152,532,000
Risk Mitigation	18,526,000	314,000	2,758,000	59,235,000
Consumer Direct	1,579,000	233,000	18,000	38,250,000
Corporate and Eliminations	(635,000)	—	(2,205,000)	3,384,000

Consolidated	$68,972,000	$3,570,000	$4,078,000	253,401,000

7.	Subsequent Events

On July 28, 2004, the Company amended its $15 million Loan Agreement with a bank by extending the maturity date to July 31, 2006. Prior to this amendment, the maturity date of the Loan Agreement was July 31, 2005. All other material terms of the related Note remain the same, including the interest rate, and adherence to certain financial covenants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note of Caution Regarding Forward Looking Statements

Certain statements in this quarterly report on Form 10-Q relate to future results of the Company and are considered “forward-looking statements”. These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to among other things, sufficiency and availability of cash flows and other sources of liquidity, current levels of operations, anticipated growth, future market positions, synergies from integration, ability to execute its growth strategy, levels of capital expenditures and the ability to satisfy current debt. These forward-looking statements, and others forward-looking statements contained in other public disclosures of the Company are based on assumptions that involve risks and uncertainties, and that are subject to change based on various important factors (some of which are beyond the Company’s control). Risks and uncertainties exist that may cause results to differ materially from those set forth in these forward-looking statements. Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: general volatility of the capital markets and the market price of the Company’s Class A common stock; the Company’s ability to successfully raise capital; the Company’s ability to identify and complete acquisitions and to successfully integrate businesses it acquires; changes in applicable government regulations; the degree and nature of the Company’s competition; increases in the Company’s expenses; continued consolidation among the Company’s competitors and customers; unanticipated technological changes and requirements; the Company’s ability to identify suppliers of quality and cost-effective data; and other factors described in this quarterly report on Form 10-Q. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties. The forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Overview

First Advantage Corporation (Nasdaq: FADV) (“First Advantage” or the “Company”) was created by the June 5, 2003 merger of The First American Corporation’s Screening Technologies (“FAST”) division with US SEARCH.com Inc. (“US SEARCH”). First Advantage provides global risk management screening services to enterprise and consumer customers. The Company operates in three primary business segments: Enterprise Screening, Risk Mitigation and Consumer Direct. First Advantage is headquartered in St. Petersburg, Florida, and has more than 1,700 employees in offices throughout the United States and abroad. Since its formation, First Advantage has acquired 19 companies as of June 30, 2004 and completed four of those acquisitions in the second quarter of 2004.

Operating results for the three and six months ended June 30, 2004 included total revenue of $68.9 million and $126.4 million, respectively, representing an increase of 84% and 83% over the same periods in 2003, with 13.8% and 10.1% of that growth being organic growth. Net income for the three and six months ended June 30, 2004 was $3.2 million and $3.8 million, respectively. Net income increased $1.2 million and $1.5 million for the three and six months ended June 30, 2004 in comparison to the same periods in 2003.

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

The following is a summary of the operating results by the Company’s business segments for the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003.

Three Months Ended June 30, 2004	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$44,744,000	$10,864,000	$2,964,000	$(540,000)	$58,032,000
Reimbursed government fee revenue	2,720,000	8,167,000	—	—	10,887,000

Total revenue	47,464,000	19,031,000	2,964,000	(540,000)	68,919,000
Cost of service revenue	12,516,000	4,321,000	261,000	(540,000)	16,558,000
Government fees paid	2,720,000	8,167,000	—	—	10,887,000

Total cost of service	15,236,000	12,488,000	261,000	(540,000)	27,445,000
Gross margin	32,228,000	6,543,000	2,703,000	—	41,474,000
Salaries and benefits	15,484,000	2,732,000	638,000	2,152,000	21,006,000
Other operating expenses	8,066,000	1,271,000	1,628,000	327,000	11,292,000
Depreciation and amortization	2,078,000	484,000	563,000	20,000	3,145,000

Income (loss) from operations	6,600,000	2,056,000	(126,000)	(2,499,000)	6,031,000

Gross margin percentage of service revenue	72.0%	60.2%	91.2%	N/A	71.5%

Three Months Ended June 30, 2003	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$26,131,000	$2,746,000	$1,579,000	$(312,000)	$30,144,000
Reimbursed government fee revenue	909,000	6,378,000	—	—	7,287,000

Total revenue	27,040,000	9,124,000	1,579,000	(312,000)	37,431,000
Cost of service revenue	7,608,000	73,000	162,000	(312,000)	7,531,000
Government fees paid	909,000	6,378,000	—	—	7,287,000

Total cost of service	8,517,000	6,451,000	162,000	(312,000)	14,818,000
Gross margin	18,523,000	2,673,000	1,417,000	—	22,613,000
Salaries and benefits	9,467,000	844,000	470,000	531,000	11,312,000
Other operating expenses	4,573,000	321,000	691,000	516,000	6,101,000
Depreciation and amortization	1,402,000	156,000	233,000	—	1,791,000

Income (loss) from operations	3,081,000	1,352,000	23,000	(1,047,000)	3,409,000

Gross margin percentage of service revenue	70.9%	97.3%	89.7%	N/A	75.0%

Six Months Ended June 30, 2004	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$78,448,000	$19,444,000	$7,196,000	$(1,097,000)	$103,991,000
Reimbursed government fee revenue	5,035,000	17,326,000	—	—	22,361,000

Total revenue	83,483,000	36,770,000	7,196,000	(1,097,000)	126,352,000
Cost of service revenue	23,198,000	7,884,000	554,000	(1,097,000)	30,539,000
Government fees paid	5,035,000	17,326,000	—	—	22,361,000

Total cost of service	28,233,000	25,210,000	554,000	(1,097,000)	52,900,000
Gross margin	55,250,000	11,560,000	6,642,000	—	73,452,000
Salaries and benefits	28,131,000	5,180,000	1,503,000	3,904,000	38,718,000
Other operating expenses	14,854,000	2,344,000	4,151,000	247,000	21,596,000
Depreciation and amortization	3,765,000	860,000	1,131,000	29,000	5,785,000

Income (loss) from operations	8,500,000	3,176,000	(143,000)	(4,180,000)	7,353,000

Gross margin percentage of service revenue	70.4%	59.5%	92.3%	N/A	70.6%

Six Months Ended June 30, 2003	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$47,741,000	$5,643,000	$1,579,000	$(635,000)	$54,328,000
Reimbursed government fee revenue	1,761,000	12,883,000	—	—	14,644,000

Total revenue	49,502,000	18,526,000	1,579,000	(635,000)	68,972,000
Cost of service revenue	14,225,000	241,000	162,000	(635,000)	13,993,000
Government fees paid	1,761,000	12,883,000	—	—	14,644,000

Total cost of service	15,986,000	13,124,000	162,000	(635,000)	28,637,000
Gross margin	33,516,000	5,402,000	1,417,000	—	40,335,000
Salaries and benefits	18,448,000	1,702,000	470,000	1,217,000	21,837,000
Other operating expenses	8,497,000	640,000	691,000	988,000	10,816,000
Depreciation and amortization	3,023,000	314,000	233,000	—	3,570,000

Income (loss) from operations	3,548,000	2,746,000	23,000	(2,205,000)	4,112,000

Gross margin percentage of service revenue	70.2%	95.7%	89.7%	N/A	74.2%

Enterprise Screening Segment

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Total service revenue was $44.7 million as of June 30, 2004, an increase of $18.6 million compared to service revenue of $26.1 million in the same period of 2003. Acquisitions accounted for approximately $16.5 million of the revenue increase. There were fourteen businesses acquired since the second quarter of 2003. Revenue increased by $2.1 million, or 8.2%, at businesses owned in the second quarter of 2003. The growth rate of 15.7%, excluding acquisitions, is due to expanded market share and an increase in products and services.

The gross margin percentage of service revenue increased from 70.9% to 72.0% primarily as a result of an increase in resident screening revenue, which has generally higher gross margins and more favorable vendor pricing.

Salaries and benefits increased by $6.0 million. Salaries and benefits were 34.6% of service revenue for the second quarter of 2004 compared to 36.2% of service revenue in the same period of 2003. This decrease reflected economies achieved in 2004 by consolidating certain operations and leveraging databases.

Other operating expenses increased by $3.5 million and were 18.0% of service revenue in the second quarter of 2004 compared to 17.5% in the same period of 2003. This increase, as a percent of revenue, was the primarily due to the increase in facilities expense related to the acquisition of fourteen new business units.

Depreciation and amortization increased by $.7 million. Depreciation and amortization was 4.6% of service revenue in the second quarter of 2004 compared to 5.4% in the same period of 2003. This decrease, as a percent of service revenue, is primarily due to several assets being fully depreciated offset by an increase in the amortization of intangible assets as a result of acquisitions.

Income from operations was $6.6 million in the second quarter of 2004 compared to income from operations of $3.1 million in the same period of 2003. The increase in income from operations was the result of increased revenue, primarily from acquisitions. Operating costs as a percent of revenue declined due to consolidation of businesses and leveraging of databases.

Risk Mitigation Segment

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Total service revenue was $10.9 million as of June 30, 2004, an increase of $8.1 million compared to service revenue of $2.8 million in the same period of 2003. The acquisition of two investigative service businesses account for a substantial part of the increase in service revenue.

The gross margin percentage of service revenue decreased from 97.3% to 60.2% primarily due to the acquisition of the investigative service businesses, which generate margin levels that are lower as a percentage of service revenue, than the motor vehicle records operations of this segment.

Salaries and benefits increased by $1.9 million. Salaries and benefits were 25.1% of service revenue in the second quarter of 2004 compared to 30.7% in the same period of 2003. The percentage decrease is primarily due to the acquisition of the investigative service businesses.

Other operating expenses increased by $1.0 million. Other operating expenses were 11.7% of service revenue in the second quarter of 2004 and 11.3% in the second quarter of 2003. The increase is primarily due to the acquisition of the investigative service businesses.

Depreciation and amortization increased by $.3 million due to an increase in amortization of intangible assets as a result of the acquisitions.

Income from operations was $2.1 million for the second quarter of 2004 compared to $1.4 million in the second quarter of 2003.

Consumer Direct

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Total service revenue was $3.0 million as of June 30, 2004, an increase of $1.4 million compared to service revenue of $1.6 million in the same period of 2003. This segment was formed in connection with the acquisition in June 2003 of US SEARCH and represents only one month of results for the second quarter of 2003.

The gross margin percentage of service revenue increased from 89.7% to 91.2% primarily due to vendor negotiations to reduce fulfillment costs.

Salaries and benefits increased by $.2 million. Salaries and benefits were 21.5% of service revenue in the second quarter of 2004 compared to 29.8% in the same period of 2003. The percentage decrease is primarily due to the centralization of some of the key functions of accounting, human resource and IT to the corporate office.

Other operating expenses increased by $1.0 million. Other operating expenses were 54.9% of service revenue in the second quarter of 2004 and 43.8% for the same period of 2003. The increased percentage is due to revising the process for allocating shared costs in 2004.

Depreciation and amortization increased by $.3 million due to an increase in amortization of intangible assets as a result of the acquisitions.

Loss from operations was $126 thousand for the second quarter of 2004 compared to income from operations of $23 thousand in June 2003.

Corporate

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Corporate expenses for the three months ended June 30, 2003 were primarily for the FAST division only. The increase of corporate costs and expenses primarily represents the addition of compensation and benefits for senior management, administrative staff, IT staff and related general and administrative expenses including an administrative fee paid to First American.

Consolidated Results

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Consolidated service revenue for the three months ended June 30, 2004 was $58.0 million, an increase of $27.9 million compared to service revenue of $30.1 in the same period in 2003. Acquisitions accounted for $25.5 million of the increase.

The consolidated gross margin of service revenue was 71.5% for the three months ended June 30, 2004 compared to 75.0% for the same period in 2003. The decrease is due to the change in the mix of margins related to the acquired businesses.

Salaries and benefits were 36.2% of service revenue for the three months ended June 30, 2004 and 37.5% compared to the same period in 2003. The decrease was primarily due to reductions in salaries and benefits as a percentage of revenue in the Enterprise Screening and Consumer Direct segments offset by an increase in corporate salary and benefits incurred since the creation of First Advantage in June 2003.

Other operating expenses were 19.5% of service revenue for the three months ended June 30, 2004 and 20.2% compared to the same period for 2003.

Depreciation and amortization increased by $1.4 million due to an increase in amortization of intangible assets as a result of acquisitions.

Income from operations was $6.0 million for the three months ended June 30, 2004 compared to $3.4 million for the same period in 2003. The increase of $2.6 million is comprised of an increase in operating income of $3.5 million in the Enterprise Screening segment, an increase in operating income of $.7 million in the Risk Mitigation segment, a decrease in operating income of $149 thousand in the Consumer Direct segment and an increase of corporate expenses of $1.5 million.

Enterprise Screening Segment

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Total service revenue was $78.4 million as of June 30, 2004, an increase of $30.7 million compared to service revenue of $47.7 million in the same period of 2003. Acquisitions accounted for approximately $27.0 million of the revenue increase. There were fourteen businesses acquired since June 2003. Revenue increased by $3.7 million, or 7.8%, at businesses owned at June 2003. The growth rate of 7.8%, excluding acquisitions, is due to expanded market share and an increase in products and services.

The gross margin percentage of service revenue increased from 70.2% to 70.4% was primarily due to an increase in resident screening revenue, which has generally higher gross margins and more favorable vendor pricing.

Salaries and benefits increased by $9.7 million. Salaries and benefits were 35.9% of service revenue for the six months ended June 2004 compared to 38.6% of service revenue in the same period of 2003. This decrease reflected economies achieved in 2004 by consolidating certain operations and leveraging databases.

Other operating expenses increased by $6.4 million and were 18.9% of service revenue for the six months ended June 2004 compared to 17.5% in the same period of 2003. This increase, as a percent of revenue, was the primarily due to the increase in facilities expense related to the acquisition of fourteen new business units.

Depreciation and amortization increased by $.7 million. Depreciation and amortization was 4.8% of service revenue for the six months ended June 2004 compared to 6.3% in the same period of 2003. This decrease, as a percent of service revenue, is primarily due to several assets being fully depreciated offset by an increase in the amortization of intangible assets as a result of acquisitions.

Income from operations was $8.5 million for the six months ended June 2004 compared to income from operations of $3.5 million in the same period of 2003. The increase in income from operations was the result of increased revenue, primarily from acquisitions. Operating costs as a percent of revenue declined due to consolidation of businesses and leveraging of databases.

Risk Mitigation Segment

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Total service revenue was $19.4 million as of June 30, 2004, an increase of $13.8 million compared to service revenue of $5.6 million in the same period of 2003. The Company acquired two investigative service businesses, which account for a substantial part of the increase in service revenue.

The gross margin percentage of service revenue decreased from 95.7% to 59.5% primarily due to the acquisition of the investigative service businesses, which generate margin levels lower than the motor vehicle records operations of this segment.

Salaries and benefits increased by $3.5 million. Salaries and benefits were 26.6% of service revenue year to date June 2004 compared to 30.2% in the same period of 2003. The percentage decrease is primarily due to the acquisition of the investigative service businesses.

Other operating expenses increased by $1.7 million. Other operating expenses were 12.1% of service revenue for the six months ended June 2004 compared to 11.3% in the same period of 2003. The change is primarily due to the acquisition of the investigative service businesses.

Depreciation and amortization increased by $.5 million due to an increase in amortization of intangible assets as a result of acquisitions.

Income from operations was $3.2 million for the six months ended June 2004 compared to $2.7 million in the same period of 2003. Operating income from existing businesses increased by $.2 million.

Consumer Direct

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Total service revenue was $7.2 million as of June 30, 2004, an increase of $5.6 million compared to service revenue of $1.6 million in the same period of 2003. This segment was formed in connection with the acquisition in June 2003 of US SEARCH and represents only one month of results for year-to-date June 2003.

The gross margin percentage of service revenue increased from 89.7% to 92.3% primarily due to vendor negotiations to reduce fulfillment costs.

Salaries and benefits increased by $1.0 million. Salaries and benefits were 20.9% of service revenue for the six months ended June 2004 compared to 29.8% in the same period of 2003. The percentage decrease is primarily due to the centralization of some of the key functions of accounting, human resource and IT to the corporate office.

Other operating expenses increased by $3.5 million. Other operating expenses were 57.7% of service revenue for the six months ended June 2004 and 43.8% for the same period of 2003. The increase is due to acquisitions and to revising the process for the allocation of shared costs in 2004.

Depreciation and amortization increased by $.9 million due to an increase in amortization of intangible assets as a result of the acquisitions.

Loss from operations was $143 thousand for the six months ended June 2004 compared to income from operations of $23 thousand in June 2003.

Corporate

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Corporate expenses for the six months ended June 30, 2003 were primarily for the FAST division only. The increase of corporate costs and expenses primarily represent the addition of compensation and benefits for senior management, administrative staff, IT staff and related general and administrative expenses including an administrative fee paid to First American.

Consolidated Results

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Consolidated service revenue for the six months ended June 30, 2004 was $104.0 million, an increase of $49.7 million compared to service revenue of $54.3 in the same period in 2003. Acquisitions accounted for $46.0 million of the increase.

The consolidated gross margin of service revenue was 70.6% for the six months ended June 30, 2004 compared to 74.2% for the same period in 2003. The decrease is due to the change in the mix of margins related to the acquired businesses.

Salaries and benefits were 37.2% of service revenue for the six months ended June 30, 2004 and 40.2% compared to the same period in 2003. The decrease was primarily due to reductions in salaries and benefits as a percentage of revenue in all the segments offset by an increase in corporate salary and benefits incurred since the creation of First Advantage in June 2003.

Other operating expenses were 20.8% of service revenue for the six months ended June 30, 2004 and 19.9% compared to the same period for 2003. The increase was primarily related to the acquisitions since June 2003 and corporate expenses incurred in 2004.

Depreciation and amortization increased by $2.2 million due to an increase in amortization of intangible assets as a result of acquisitions.

Income from operations was $7.4 million for the six months ended June 30, 2004 compared to $4.1 million for the same period in 2003. The increase of $3.3 million is comprised of an increase in operating income of $5.0 million in the Enterprise Screening segment, an increase in operating income of $.5 million in the Risk Mitigation segment, a decrease in operating income of $.2 million in the Consumer Direct segment and an increase of corporate expenses of $2.0 million.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank and with First American. Prior to the June 5, 2003 merger with US SEARCH, contributions from First American were also a primary source of liquidity. As of June 30, 2004, cash and cash equivalents were $6.1 million.

Cash provided by operating activities was $2.9 million and $3.1 million for the six months ended June 30, 2004 and 2003, respectively.

Cash provided from operating activities decreased $.2 million from the six months ended June 30, 2004 compared to the same period in 2003, while net income was $3.8 million for the six months ended June 30, 2004 and $2.4 million for the same period in 2003. The decrease in cash provided from operating activities was primarily due to an increase in accounts receivable offset by an increase in earnings and depreciation and amortization expense.

Cash used in investing activities was $46.2 million and $1.4 million for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, net cash in the amount of $44.2 million was used for acquisitions. Purchases of property and equipment were $2.4 million for the six months ended June 30, 2004 compared to $1.3 million in the same period of 2003.

Cash provided by financing activities was $43.8 million and $4.0 million for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, proceeds from existing credit facilities with a bank and First American were $53.0 million. Repayment of debt was $12.6 million for the six months ended June 30, 2004 and $1.3 million in the same period of 2003.

On April 27, 2004, the Company entered into a Promissory Note with First American. The loan evidenced by the Promissory Note is a $20 million unsecured revolving loan, with interest payable monthly. The principal balance of the Promissory Note is due on July 31, 2006. The Promissory Note is subordinated to the bank Loan Agreement and Line of Credit and bears interest at the rate payable under the $15 million bank Loan Agreement plus 0.5% per annum. The balance outstanding as of June 30, 2004 was $14 million.

At June 30, 2004 the Company had unused lines of credit of $16 million

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 4,000,000 shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on July 14, 2003. A total of 1,386,907 of the 4,000,000 shares were issued for acquisitions as of June 30, 2004.

Convertible promissory notes totaling $8,722,000, excluding escrowed assets, were issued in connection with acquisitions completed during the second quarter of 2004. Certain of these notes convert automatically into shares of the Company’s Class A common stock while others convert at the option of the Company or the holder. The conversion price per share is equal to the average of the closing price of the common stock for the ten consecutive trading days ending on the third trading day prior to the conversion date. One method for conversion of the notes is at such time as the Securities and Exchange Commission (“SEC”) declares effective registration statements of the Company on Form S-3. The Company filed the registration statements on Form S-3 in July 2004, for all of the issued convertible promissory notes.

In the future, First Advantage will seek to acquire other businesses as part of its growth strategy. The Company will continue to evaluate acquisitions in order to achieve economies of scale, expand market share and enter new markets. The extent of future acquisitions, however, is dependent upon the availability of capital and liquidity to fund such acquisitions.

While uncertainties within the Company’s industry exist, management is not aware of any trends or events likely to have a material adverse effect on liquidity or the accompanying financial statements. The Company believes that, based on current levels of operations and anticipated growth, the Company’s cash flow from operations, together with available sources of liquidity, will be sufficient to fund operations, anticipated capital expenditures, make required payments of principal and interest on debt, and satisfy other long-term contractual commitments for the following year. However, any material adverse change in our operating results from our business plan, or acceleration of existing debt obligations or in the amount of investment in acquisitions, technology or products could require the Company to seek other funding alternatives.

The following is a schedule of long-term contractual commitments (as of June 30, 2004) over the periods in which they are expected to be paid.

	2004	2005	2006	2007	2008	Thereafter	Total
Minimum contract purchase commitments	330,000	320,000	99,000	91,000	90,000	—	$930,000
Operating leases	4,219,000	5,988,000	4,712,000	3,013,000	2,198,000	7,371,000	$27,501,000
Long-term debt and capital leases	5,132,000	15,646,000	8,819,000	52,506,000	—	—	$82,103,000

Total	$9,681,000	$21,954,000	$13,630,000	$55,610,000	$2,288,000	$7,371,000	$110,534,000

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s risk since filing its Form 10-K for the year ended December 31, 2003.

Item 4.	Controls and Procedures

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

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the shareholders (the “Meeting”) of First Advantage Corporation (the “Company”) was held on May 20, 2004.

(b) The names of the persons who were nominated to serve as directors of the Company for the ensuing year are listed below, together with a tabulation of the results of the voting with respect to each nominee. Each of the persons named was recommended by the Board of Directors and Nominating Committee of the Company and all such nominees were elected.

Name of Nominee	Votes For	Votes Withheld
Parker Kennedy	164,608,600	247,058
John Long	164,608,584	247,074
J. David Chatham	164,608,612	247,046
Barry Connelly	164,852,815	2,843
Lawrence Lenihan	164,852,855	2,803
Donald Nickelson	164,852,747	2,911
Donald Robert	164,515,098	340,560
Adelaide Sink	164,852,843	2,815
David Walker	164,852,827	2,831

(c) No other matters were voted upon at the meeting.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amendment to Security Agreement, dated July 28, 2004, between First Advantage Corporation and Bank of America, N.A.

99.2	Amendment to Security Agreement, dated July 28, 2004, between Safe Rent, Inc., Employee Health Programs, Inc., Substance Abuse Management, Inc., Hirecheck, Inc., American Driving Records, Inc., First American Registry, Inc., US SEARCH.com Inc. and Bank of America, N.A.

99.3	Amendment to Security Agreement, dated July 28, 2004, between Omega Insurance Services, Inc., Proudfoot Reports, Inc. and Bank of America, N.A.

99.4	Renewal Promissory Note, made July 28, 2004, by First Advantage Corporation to the order of Bank of America, N.A.

99.5	Amendment to Loan Agreement, dated July 28, 2004, between First Advantage Corporation and Bank of America, N.A.

(b)	Reports on Form 8-K

During the three months ended June 30, 2004, the Company:

(i)	furnished Form 8-K, dated April 20, 2004 (announcing the results of operations and financial results for the first quarter ended March 31, 2004);

(ii)	filed Form 8-K, dated May 3, 2004 (announcing the acquisition of Realeum, Inc.);

(iii)	filed Form 8-K/A, dated May 3, 2004 (amendment to the Form 8-K filed May 3, 2004, providing the financial statements and pro forma financial information for Realeum, Inc.);

(iv)	filed Form 8-K, dated May 5, 2004 (announcing the acquisition of CoreFacts, LLC);

(v)	filed Form 8-K/A, dated May 5, 2004 (amendment to the Form 8-K filed May 5, 2004, providing the financial statements and pro forma financial information for CoreFacts, LLC);

(vi)	filed Form 8-K, dated May 5, 2004 (announcing the acquisition of CIC Enterprises, LLC); and

(vii)	filed Form 8-K/A, dated May 5, 2004 (amendment to the Form 8-K filed May 5, 2005, providing the financial statements and pro forma financial information for CIC Enterprises, LLC).

Subsequent to the quarterly period covered by this report, the Company furnished Form 8-K, dated July 20, 2004 (announcing the results of operations and financial results for the second quarter ended June 30, 2004).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ADVANTAGE CORPORATION

(Registrant)

Date: August 6, 2004	By:	/s/ JOHN LONG
John Long Chief Executive Officer

Date: August 6, 2004	By:	/s/ JOHN LAMSON
John Lamson Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amendment to Security Agreement, dated July 28, 2004, between First Advantage Corporation and Bank of America, N.A.

99.2	Amendment to Security Agreement, dated July 28, 2004, between SafeRent, Inc., Employee Health Programs, Inc., Substance Abuse Management, Inc., Hirecheck, Inc., American Driving Records, Inc., First American Registry, Inc., US SEARCH.com Inc. and Bank of America, N.A.

99.3	Amendment to Security Agreement, dated July 28, 2004, between Omega Insurance Services, Inc., Proudfoot Reports, Inc. and Bank of America, N.A.

99.4	Renewal Promissory Note, made July 28, 2004, by First Advantage Corporation to the order of Bank of America, N.A.

99.5	Amendment to Loan Agreement, dated July 28, 2004, between First Advantage Corporation and Bank of America, N.A.