Form 10-Q
period 2004-09-30
FIRST ADVANTAGE CORP
filed 2004-11-05
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

There were 7,214,837 shares of outstanding Class A Common Stock of the registrant as of November 4, 2004.

There were 16,027,086 shares of outstanding Class B Common Stock of the registrant as of November 4, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements -

First Advantage Corporation

Consolidated Balance Sheets (Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$5,803,000	$5,637,000
Accounts receivable (less allowance for doubtful accounts of $1,737,000 and $1,327,000 in 2004 and 2003, respectively)	47,350,000	23,672,000
Income taxes receivable	—	1,282,000
Prepaid expenses and other current assets	2,806,000	2,512,000

Total current assets	55,959,000	33,103,000

Property and equipment, net	20,257,000	19,719,000
Goodwill	286,563,000	204,710,000
Intangible assets, net	32,362,000	18,528,000
Database development costs, net	8,041,000	7,162,000
Other assets	1,434,000	678,000

Total assets	$404,616,000	$283,900,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,115,000	$4,211,000
Accrued compensation	11,193,000	9,373,000
Accrued liabilities	13,694,000	6,327,000
Due to affiliates	839,000	992,000
Income taxes payable	2,473,000	—
Current portion of long-term debt and capital leases	12,717,000	7,231,000

Total current liabilities	47,031,000	28,134,000

Long-term debt and capital leases, net of current portion	70,763,000	13,473,000
Deferred income taxes	4,061,000	—
Other liabilities	2,636,000	1,957,000

Total liabilities	124,491,000	43,564,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 75,000,000 shares authorized; 6,771,308 and 4,866,362 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	7,000	5,000
Class B common stock, $.001 par value; 25,000,000 shares authorized; 16,027,286 shares issued and outstanding as of September 30, 2004 and December 31, 2003	16,000	16,000
Additional paid-in capital	264,749,000	233,101,000
Retained earnings	15,212,000	7,214,000
Accumulated other comprehensive income	141,000	—

Total stockholders’ equity	280,125,000	240,336,000

Total liabilities and stockholders’ equity	$404,616,000	$283,900,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Service revenue	$60,722,000	$39,555,000	$164,713,000	$93,883,000
Reimbursed government fee revenue	11,208,000	8,079,000	33,569,000	22,723,000

Total revenue	71,930,000	47,634,000	198,282,000	116,606,000

Cost of service revenue	16,668,000	10,661,000	47,207,000	24,654,000
Government fees paid	11,208,000	8,079,000	33,569,000	22,723,000

Total cost of service	27,876,000	18,740,000	80,776,000	47,377,000

Gross margin	44,054,000	28,894,000	117,506,000	69,229,000

Salaries and benefits	21,842,000	14,261,000	60,560,000	36,098,000
Other operating expenses	11,157,000	9,709,000	32,753,000	20,526,000
Depreciation and amortization	3,283,000	2,396,000	9,068,000	5,966,000

Total operating expenses	36,282,000	26,366,000	102,381,000	62,590,000

Income from operations	7,772,000	2,528,000	15,125,000	6,639,000

Other (expense) income:
Interest expense	(601,000)	(12,000)	(1,322,000)	(67,000)
Interest income	6,000	9,000	13,000	30,000

Total other (expense), net	(595,000)	(3,000)	(1,309,000)	(37,000)

Income before income taxes	7,177,000	2,525,000	13,816,000	6,602,000
Provision for income taxes	3,026,000	1,096,000	5,818,000	2,792,000

Net income	$4,151,000	$1,429,000	$7,998,000	$3,810,000

Per share amounts:
Basic and diluted	$0.19	$0.07	$0.37	$0.19

Weighted-average common shares outstanding:
Basic	21,878,468	20,203,955	21,513,246	20,069,893
Diluted	22,323,884	20,337,947	21,841,787	20,185,345

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2004 (Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2003	20,893,648	$21,000	$233,101,000	$7,214,000	$—	$240,336,000

Net income		—	—	7,998,000	—	7,998,000
Class A Shares issued in connection with acquisitions	1,112,432	1,000	19,179,000	—	—	19,180,000
Class A Shares issued in connection with stock option plan and employee stock purchase plan	229,257	—	3,509,000	—	—	3,509,000
Class A Shares issued in connection with convertible notes	563,257	1,000	8,960,000	—	—	8,961,000
Other comprehensive income		—	—	—	141,000	141,000

Balance at September 30, 2004	22,798,594	$23,000	$264,749,000	$15,212,000	$141,000	$280,125,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003 (Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$7,998,000	$3,810,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,068,000	5,966,000
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,742,000)	(4,520,000)
Prepaid expenses and other current assets	(9,000)	24,000
Other assets	(581,000)	378,000
Accounts payable	256,000	(4,940,000)
Accrued liabilities	2,531,000	372,000
Due (from) to affiliates	(238,000)	563,000
Income taxes	4,845,000	88,000
Accrued compensation and other liabilities	226,000	1,398,000

Net cash provided by operating activities	9,354,000	3,139,000

Cash flows from investing activities:
Database development costs	(2,123,000)	(1,649,000)
Purchases of property and equipment	(3,848,000)	(2,450,000)
Cash paid for acquisitions	(49,970,000)	(8,524,000)
Cash balance of companies acquired	3,212,000	1,429,000

Net cash used in investing activities	(52,729,000)	(11,194,000)

Cash flows from financing activities:
Proceeds from long-term debt	57,000,000	6,500,000
Repayment of long-term debt	(16,968,000)	(2,836,000)
Cash contributions from First American	—	5,269,000
Proceeds from class A shares issued in connection with stock option plan and employee stock purchase plan	3,509,000	15,000

Net cash provided by financing activities	43,541,000	8,948,000

Increase in cash and cash equivalents	166,000	893,000
Cash and cash equivalents at beginning of period	5,637,000	6,514,000

Cash and cash equivalents at end of period	$5,803,000	$7,407,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,203,000	$51,000

Cash paid for income taxes	$176,000	$—

Non-cash investing and financing activities:
Class A shares issued in connection with acquisitions	$19,180,000	$13,030,000

Class A shares issued in connection with convertible notes	$8,961,000	$—

Notes issued in connection with acquisitions	$30,819,000	$9,200,000

Operations contributed by First American	$—	$10,697,000

Shares issued in connection with US SEARCH.com acquisition	$—	$60,167,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2004 and 2003 (Unaudited)

1.	Organization and Nature of Business

In June 2003, First Advantage Corporation (the “Company”), a holding company, acquired US SEARCH.com and six operating subsidiaries of The First American Corporation (“First American”) that formerly comprised its First American Screening Technologies (“FAST”) division. The operating subsidiaries included HireCheck, Inc., First American Registry, Inc., Substance Abuse Management, Inc., American Driving Records, Inc., Employee Health Programs, Inc., and SafeRent, Inc. First American owns approximately 70% of the shares of capital stock of the Company as of September 30, 2004. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

The Company operates in three primary business segments: Enterprise Screening, Risk Mitigation and Consumer Direct. The Enterprise Screening segment includes employment background screening, occupational health services, resident screening services and tax incentives. The Risk Mitigation segment includes motor vehicle records and investigative services. The Consumer Direct segment provides consumers with a single, comprehensive access point to a broad range of information to assist them in locating people and other public data searches.

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

First Advantage completed two acquisitions during the third quarter of 2004. The Company’s operating results for the three and nine months ended September 30, 2004 include results for the acquired entities from their respective dates of acquisition. The Company’s operating results for the three and nine months ended September 30, 2003 include results for the FAST division from January 1, 2003 and the results for US SEARCH.com from June 1, 2003.

Operating results for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Reclassifications

Certain amounts in our prior period condensed consolidated financial statements have been reclassified from salaries and benefits, and other operating expenses to cost of sales in order to conform with the current period’s presentation.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2004 and 2003 (Unaudited)

Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income	$4,151,000	$1,429,000	$7,998,000	$3,810,000
Other comprehensive income:
Foreign currency translation adjustments	130,000	—	141,000	—

Comprehensive Income	$4,281,000	$1,429,000	$8,139,000	$3,810,000

Impairment of Intangible and Long-Lived Assets

First Advantage carries intangible and long-lived ssets at cost less accumulated amortization. Accounting standards require that assets be written down if they become impaired. Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At such time that an impairment in value of an intangible or long-lived asset is identified, the impairment will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$4,151,000	$1,429,000	$7,998,000	$3,810,000
Less: stock based compensation expense, net of tax	820,000	580,000	2,502,000	712,000

Pro forma net income	$3,331,000	$849,000	$5,496,000	$3,098,000

Earnings per share:
Basic, as reported	$0.19	$0.07	$0.37	$0.19
Basic, pro forma	$0.15	$0.04	$0.26	$0.15
Diluted, as reported	$0.19	$0.07	$0.37	$0.19
Diluted, pro forma	$0.15	$0.04	$0.25	$0.15

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2004 and 2003 (Unaudited)

3.	Acquisitions

During the first quarter of 2004, the Company acquired Quantitative Risk Solutions LLC, Proudfoot Reports Incorporated, MVR’s, Inc., Background Information Systems, Inc., Infocheck Ltd. and Landlord Protect, Inc. During the second quarter of 2004, the Company acquired U.D. Registry, Inc., CoreFacts, LLC, Realeum, Inc. and created a new subsidiary, CIC Enterprises, LLC, which acquired substantially all of the assets of CIC Enterprises, Inc., STEPS, Inc., and Horton, Inc. During the third quarter 2004, the Company acquired BackTrack Reports, Inc. and National Background Data, LLC. These acquisitions have been included in the Company’s Enterprise Screening and Risk Mitigation segments. The preliminary allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141. The allocations may be revised in 2004. The acquisition of these companies is based on management’s consideration of past and expected future performance as well as the potential strategic fit with the long-term goals of the Company. The expected long-term growth, market position and expected synergies to be generated by inclusion of these companies are the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill.

In connection with the acquisition of CIC Enterprises, LLC, up to $14 million of additional purchase price was contingent upon the renewal by the United States government of the Work Opportunity Tax Credit (WOTC) program or a similar program. The Working Families Tax Relief Act of 2004 became law on October 4, 2004. The Act extended the WOTC program through 2005. The additional consideration that is comprised of $11 million of subordinated debt and $3 million of stock was released from escrow on November 2, 2004.

Convertible promissory notes totaling $8,722,000 had been issued in connection with the acquisitions of CoreFacts, LLC, Realeum, Inc. and CIC Enterprises, LLC. In September 2004, the debt was converted into 563,257 shares of Class A common stock.

The aggregate purchase price of acquisitions completed during 2004 is as follows:

Cash	$49,970,000
Notes	30,819,000
Stock	19,180,000

Purchase price	$99,969,000

The preliminary allocation of the aggregate purchase price of these acquisitions is as follows:

Goodwill	$81,608,000
Identifiable intangible assets	16,183,000
Net assets acquired	2,178,000

$99,969,000

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2004 and 2003 (Unaudited)

Unaudited pro forma results of operations assuming all acquisitions were consummated on January 1, 2003 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Total revenue	$74,038,000	$71,022,000	$216,282,000	$201,074,000

Net income	$4,186,000	$1,312,000	$8,788,000	$246,000

Earnings per share:
Basic and diluted	$0.18	$0.06	$0.39	$0.01

Weighted-average common shares outstanding:
Basic	22,795,943	22,542,363	22,674,707	22,542,363
Diluted	22,869,760	22,676,355	22,835,574	22,657,505

The changes in the carrying amount of goodwill, by operating segment, are as follows for the nine months ended September 30, 2004:

	Enterprise Screening	Risk Mitigation	Consumer Direct	Consolidated
Balance, at December 31, 2003	$115,595,000	$63,539,000	$25,576,000	$204,710,000
Acquisitions	57,871,000	23,737,000	—	81,608,000
Adjustments to net assets acquired	(71,000)	289,000	27,000	245,000

Balance, at September 30, 2004	$173,395,000	$87,565,000	$25,603,000	$286,563,000

The changes in the carrying amount of intangible assets are as follows for the nine months ended September 30, 2004:

Intangible Assets
Balance, at December 31, 2003	$18,528,000
Acquisitions	16,183,000
Amortization	(2,349,000)

Balance, at September 30, 2004	$32,362,000

Amortization expense totaled $2,349,000 and $831,000 for the nine months ended September 30, 2004 and 2003, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2004 and 2003 (Unaudited)

4.	Debt

Long-term debt consists of the following at September 30, 2004:

Acquisition notes:
Weighted average interest rate of 3.9% with maturities through 2007	$25,859,000

Bank notes:
$20 million Loan Agreement, interest at 30-day LIBOR plus 1.25% (3.08% at September 30, 2004), matures July 2006	11,500,000

$25 million Line of Credit, interest at 30-day LIBOR plus 1.39% (3.22% at September 30, 2004), matures March 2007	25,000,000

Promissory Notes with First American:
$10 million revolving loan, interest at 30-day LIBOR plus 1.75% (3.58% at September 30, 2004), matures July 2006	6,500,000

$20 million revolving loan, interest at 30-day LIBOR plus 1.75% (3.58% at September 30, 2004), matures July 2006	14,000,000

Promissory Note (related to US SEARCH.com acquisition):
Interest rate of 5%, principal and interest payments monthly of $127,000, matures December 2004	377,000

Capital leases and other debt:
Various interest rates with maturities through 2006	244,000

Total long-term debt and capital leases	83,480,000
Less current portion of long-term debt and capital leases	12,717,000

Long-term debt and capital leases, net of current portion	$70,763,000

On March 18, 2004, the Company entered into a three year $25 million unsecured revolving line of credit with a bank (the “Line of Credit”). The Line of Credit is guaranteed by First American. The Line of Credit bears interest at a rate equal to the 30-day LIBOR Rate plus an applicable margin ranging from 1.29% per annum to 2.29% per annum. Accrued interest is payable monthly.

On April 27, 2004, the Company entered into a Promissory Note with First American. The loan evidenced by the Promissory Note is a $20 million unsecured revolving loan, with interest payable monthly. The principal balance of the Promissory Note is due on July 31, 2006. The Promissory Note is subordinated to the bank Loan Agreement and Line of Credit and bears interest at the rate payable under the $20 million bank Loan Agreement plus 0.5% per annum. At September 30, 2004, the Company was in compliance with the financial covenants of its Loan Agreement.

On September 7, 2004 the Company amended its Loan Agreement (“Amended Loan Agreement”). As part of the amendment, the Company’s available borrowings thereunder were increased from $15 million to $20 million with a two year maturity date of July 31, 2006. The Amended Loan Agreement is secured by a security interest in the Company’s accounts receivable, as well as the accounts receivable of certain subsidiaries.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2004 and 2003 (Unaudited)

5.	Earnings Per Share

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income - numerator for basic earnings per share	$4,151,000	$1,429,000	$7,998,000	$3,810,000
Interest on convertible notes, net of tax	40,000	—	81,000	—

Net Income - numerator for fully diluted earnings per share	$4,191,000	$1,429,000	$8,079,000	$3,810,000

Denominator:
Weighted-average shares for basic earnings per share	21,878,468	20,203,955	21,513,246	20,069,893

Effect of dilutive securities
Employee stock options and warrants	73,816	133,992	160,868	115,452
Convertible notes	371,600	—	167,673	—

Denominator for diluted earnings per share	22,323,884	20,337,947	21,841,787	20,185,345

Earnings per share:
Basic	$0.19	$0.07	$0.37	$0.19
Diluted	$0.19	$0.07	$0.37	$0.19

For the three months ended September 30, 2004 and 2003 options and warrants totaling 2,163,305 and 1,729,732, respectively, were excluded from the weighted average diluted shares outstanding as they were antidilutive. For the nine months ended September 30, 2004 and 2003 options and warrants totaling 1,853,676 and 1,221,052, respectively, were excluded, as they were antidilutive.

6.	Segment Information

The Company operates in three primary business segments: Enterprise Screening, Risk Mitigation and Consumer Direct.

The Enterprise Screening segment includes employment background screening, occupational health services, resident screening services and tax incentives. Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories. Tax incentives specialize in the identification and processing of tax and incentive credits, sales and use-tax services, transportation tax services and tax consulting services. Revenue for the Enterprise Screening segment includes $8,000 and $32,000 of sales to the Consumer Direct segment for the three and nine months ended September 30, 2004, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2004 and 2003 (Unaudited)

The Risk Mitigation segment includes motor vehicle records and investigative services. Products and services provided by the Risk Mitigation segment include: driver history reports, vehicle registration, financial responsibility filings, surveillance services, statements and field interviews and due diligence reports. Revenue for the Risk Mitigation segment includes $226,000 and $427,000 of sales to the Enterprise Screening segment for the three months ended September 30, 2004 and 2003, respectively, and $1,283,000 and $1,062,000 of sales for the nine months ended September 30, 2004 and 2003, respectively.

The Consumer Direct segment provides consumers with a single, comprehensive access point to a broad range of information to assist them in locating people and other public data searches. Revenue for the Consumer Direct segment includes $4,000 and $93,000 of sales to the Enterprise Screening segment for the three months ended September 30, 2004 and 2003, respectively, and $86,000 and $124,000 of sales for the nine months ended September 30, 2004 and 2003, respectively.

The elimination of inter-segment revenue and cost of service revenue is included in Corporate. These transactions are recorded at cost.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2004 and 2003 (Unaudited)

The following table sets forth segment information for the three and nine months ended September 30, 2004 and 2003.

	Revenue	Depreciation and Amortization	Income (Loss) Before Income Taxes	Assets
Three Months Ended September 30, 2004
Enterprise Screening	$50,310,000	$2,144,000	$8,317,000	$253,717,000
Risk Mitigation	19,142,000	553,000	2,089,000	112,274,000
Consumer Direct	2,815,000	563,000	137,000	30,663,000
Corporate and Eliminations	(337,000)	23,000	(3,366,000)	7,962,000

Consolidated	$71,930,000	$3,283,000	$7,177,000	$404,616,000

Three Months Ended September 30, 2003
Enterprise Screening	$31,715,000	$1,541,000	$2,622,000	$155,088,000
Risk Mitigation	11,404,000	188,000	1,521,000	74,381,000
Consumer Direct	4,955,000	667,000	117,000	53,927,000
Corporate and Eliminations	(440,000)	—	(1,735,000)	2,703,000

Consolidated	$47,634,000	$2,396,000	$2,525,000	$286,099,000

Nine Months Ended September 30, 2004
Enterprise Screening	$133,793,000	$5,909,000	$16,787,000	$253,717,000
Risk Mitigation	55,912,000	1,413,000	5,260,000	112,274,000
Consumer Direct	10,011,000	1,694,000	(4,000)	30,663,000
Corporate and Eliminations	(1,434,000)	52,000	(8,227,000)	7,962,000

Consolidated	$198,282,000	$9,068,000	$13,816,000	$404,616,000

Nine Months Ended September 30, 2003
Enterprise Screening	$81,217,000	$4,564,000	$6,128,000	$155,088,000
Risk Mitigation	29,930,000	502,000	4,279,000	74,381,000
Consumer Direct	6,534,000	900,000	135,000	53,927,000
Corporate and Eliminations	(1,075,000)	—	(3,940,000)	2,703,000

Consolidated	$116,606,000	$5,966,000	$6,602,000	$286,099,000

7.	Subsequent Events

On October 11, 2004, the Company acquired substantially all of the assets of the Business Tax Credit Corporation d/b/a The Alameda Company, under the terms of an asset purchase agreement. In consideration for the purchase of the assets, the Company paid the sellers an aggregate purchase price of $7.6 million comprised of $2.5 million in cash and $5.1 million of subordinated notes.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2004 and 2003 (Unaudited)

On November 3, 2004, the Company acquired CompuNet Credit Services, Inc, under the terms of the purchase agreement. In consideration for the purchase of the assets, the Company paid the sellers an aggregate purchase price of $18 million comprised of $5 million in cash, $9 million in subordinated notes, and $4 million of the Company’s Class A common stock.

Unaudited pro forma results of operations assuming all acquisitions to date were consummated on January 1, 2003 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Total revenue	$75,823,000	$73,364,000	$222,554,000	$207,067,000

Net income	$4,266,000	$1,740,000	$9,545,000	$908,000

Earnings per share:
Basic	$0.19	$0.08	$0.42	$0.04

Diluted	$0.19	$0.08	$0.42	$0.04

Weighted-average common shares outstanding:
Basic	23,045,133	22,791,553	22,923,897	22,791,553
Diluted	23,118,950	22,925,545	23,084,764	22,906,695

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note of Caution Regarding Forward Looking Statements

Certain statements in this quarterly report on Form 10-Q relate to future results of the Company and are considered “forward-looking statements”. These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to among other things, sufficiency and availability of cash flows and other sources of liquidity, current levels of operations, anticipated growth, future market positions, synergies from integration, ability to execute its growth strategy, levels of capital expenditures and ability to satisfy current debt. These forward-looking statements, and others forward-looking statements contained in other public disclosures of the Company are based on assumptions that involve risks and uncertainties, and that are subject to change based on various important factors (some of which are beyond the Company’s control). Risks and uncertainties exist that may cause results to differ materially from those set forth in these forward-looking statements. Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: general volatility of the capital markets and the market price of the Company’s Class A common stock; the Company’s ability to successfully raise capital; the Company’s ability to identify and complete acquisitions and to successfully integrate businesses it acquires; changes in applicable government regulations; the degree and nature of the Company’s competition; increases in the Company’s expenses; continued consolidation among the Company’s competitors and customers; unanticipated technological changes and requirements; the Company’s ability to identify suppliers of quality and cost-effective data; and other factors described in this quarterly report on Form 10-Q. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties. The forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

First Advantage Corporation (Nasdaq: FADV) (“First Advantage” or the “Company”) was created by the June 5, 2003 merger of The First American Corporation’s Screening Technologies (“FAST”) division with US SEARCH.com Inc. (“US SEARCH”). First Advantage provides global risk management screening services to enterprise and consumer customers. The Company operates in three primary business segments: Enterprise Screening, Risk Mitigation and Consumer Direct. First Advantage is headquartered in St. Petersburg, Florida, and has more than 1,700 employees in offices throughout the United States and abroad. Since its formation, First Advantage has acquired 22 companies as of September 30, 2004 and completed two of those acquisitions in the third quarter of 2004.

Operating results for the three and nine months ended September 30, 2004 included total revenue of $71.9 million and $198.3 million, respectively, representing an increase of 51% and 70% over the same periods in 2003. Net income for the three and nine months ended September 30, 2004 was $4.2 million and $8.0 million, respectively. Net income increased $2.7 million and $4.2 million for the three and nine months ended September 30, 2004 in comparison to the same periods in 2003.

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

The following is a summary of the operating results by the Company’s business segments for the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003.

Three Months Ended September 30, 2004	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$47,529,000	$10,715,000	$2,815,000	$(337,000)	$60,722,000
Reimbursed government fee revenue	2,781,000	8,427,000	—	—	11,208,000

Total revenue	50,310,000	19,142,000	2,815,000	(337,000)	71,930,000

Cost of service revenue	12,886,000	3,895,000	224,000	(337,000)	16,668,000
Government fees paid	2,781,000	8,427,000	—	—	11,208,000

Total cost of service	15,667,000	12,322,000	224,000	(337,000)	27,876,000

Gross margin	34,643,000	6,820,000	2,591,000	—	44,054,000

Salaries and benefits	16,197,000	2,908,000	549,000	2,188,000	21,842,000
Other operating expenses	7,982,000	1,270,000	1,342,000	563,000	11,157,000
Depreciation and amortization	2,144,000	553,000	563,000	23,000	3,283,000

Income (loss) from operations	8,320,000	2,089,000	137,000	(2,774,000)	7,772,000

Gross margin percentage of service revenue	72.9%	63.6%	92.0%	N/A	72.6%

Three Months Ended September 30, 2003	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$30,455,000	$4,585,000	$4,955,000	$(440,000)	$39,555,000
Reimbursed government fee revenue	1,260,000	6,819,000	—	—	8,079,000

Total revenue	31,715,000	11,404,000	4,955,000	(440,000)	47,634,000

Cost of service revenue	9,388,000	1,191,000	522,000	(440,000)	10,661,000
Government fees paid	1,260,000	6,819,000	—	—	8,079,000

Total cost of service	10,648,000	8,010,000	522,000	(440,000)	18,740,000

Gross margin	21,067,000	3,394,000	4,433,000	—	28,894,000

Salaries and benefits	10,959,000	1,144,000	1,273,000	885,000	14,261,000
Other operating expenses	5,945,000	538,000	2,376,000	850,000	9,709,000
Depreciation and amortization	1,541,000	188,000	667,000	—	2,396,000

Income (loss) from operations	2,622,000	1,524,000	117,000	(1,735,000)	2,528,000

Gross margin percentage of service revenue	69.2%	74.0%	89.5%	N/A	73.0%

Nine Months Ended September 30, 2004	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$125,977,000	$30,159,000	$10,011,000	$(1,434,000)	$164,713,000
Reimbursed government fee revenue	7,816,000	25,753,000	—	—	33,569,000

Total revenue	133,793,000	55,912,000	10,011,000	(1,434,000)	198,282,000

Cost of service revenue	36,084,000	11,779,000	778,000	(1,434,000)	47,207,000
Government fees paid	7,816,000	25,753,000	—	—	33,569,000

Total cost of service	43,900,000	37,532,000	778,000	(1,434,000)	80,776,000

Gross margin	89,893,000	18,380,000	9,233,000	—	117,506,000

Salaries and benefits	44,328,000	8,088,000	2,052,000	6,092,000	60,560,000
Other operating expenses	22,836,000	3,614,000	5,493,000	810,000	32,753,000
Depreciation and amortization	5,909,000	1,413,000	1,694,000	52,000	9,068,000

Income (loss) from operations	16,820,000	5,265,000	(6,000)	(6,954,000)	15,125,000

Gross margin percentage of service revenue	71.4%	60.9%	92.2%	N/A	71.3%

Nine Months Ended September 30, 2003	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$78,196,000	$10,228,000	$6,534,000	$(1,075,000)	$93,883,000
Reimbursed government fee revenue	3,021,000	19,702,000	—	—	22,723,000

Total revenue	81,217,000	29,930,000	6,534,000	(1,075,000)	116,606,000

Cost of service revenue	23,613,000	1,432,000	684,000	(1,075,000)	24,654,000
Government fees paid	3,021,000	19,702,000	—	—	22,723,000

Total cost of service	26,634,000	21,134,000	684,000	(1,075,000)	47,377,000

Gross margin	54,583,000	8,796,000	5,850,000	—	69,229,000

Salaries and benefits	29,407,000	2,846,000	1,743,000	2,102,000	36,098,000
Other operating expenses	14,443,000	1,174,000	3,071,000	1,838,000	20,526,000
Depreciation and amortization	4,564,000	502,000	900,000	—	5,966,000

Income (loss) from operations	6,169,000	4,274,000	136,000	(3,940,000)	6,639,000

Gross margin percentage of service revenue	69.8%	86.0%	89.5%	N/A	73.7%

Enterprise Screening Segment

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Total service revenue was $47.5 million as of September 30, 2004, an increase of $17.0 million compared to service revenue of $30.5 million in the same period of 2003. Acquisitions accounted for approximately $15.1 million of the revenue increase. There were sixteen businesses acquired since the third quarter of 2003. Revenue increased by $1.9 million, or 6.4%, at businesses owned in the third quarter of 2003 due to expanded market share and an increase in products and services.

The gross margin percentage of service revenue increased from 69.2% to 72.9% primarily as a result of an increase in resident screening revenue and the contribution of the tax incentive revenue, which have generally higher gross margins.

Salaries and benefits increased by $5.2 million. Salaries and benefits were 34.1% of service revenue for the third quarter of 2004 compared to 36.0% of service revenue in the same period of 2003. This decrease reflected economies achieved in 2004 by consolidating certain operations and leveraging databases.

Other operating expenses increased by $2.0 million and were 16.8% of service revenue in the third quarter of 2004 compared to 19.5% in the same period of 2003. This decrease in other operating expenses, as a percentage of revenue, is due to operating efficiencies in connection with the consolidation of the businesses.

Depreciation and amortization increased by $0.6 million. Depreciation and amortization were 4.5% of service revenue in the third quarter of 2004 compared to 5.1% in the same period of 2003. This decrease, as a percent of service revenue, is primarily due to several assets being fully depreciated offset by an increase in the amortization of intangible assets as a result of acquisitions.

Income from operations was $8.3 million in the third quarter of 2004 compared to income from operations of $2.6 million in the same period of 2003. The increase in income from operations was the result of increased revenue, primarily from acquisitions. Operating costs as a percent of revenue declined due to consolidation of businesses and leveraging of databases.

Risk Mitigation Segment

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Total service revenue was $10.7 million as of September 30, 2004, an increase of $6.1 million compared to service revenue of $4.6 million in the same period of 2003. The acquisition of two investigative service businesses account for a substantial part of the increase in service revenue.

The gross margin percentage of service revenue decreased from 74.0% to 63.6% primarily due to the acquisition of the investigative service businesses, which generate margin levels that are lower as a percentage of service revenue, than the motor vehicle records operations of this segment.

Salaries and benefits increased by $1.8 million. Salaries and benefits were 27.1% of service revenue in the third quarter of 2004 compared to 25.0% in the same period of 2003. The percentage increase is primarily due to the acquisition of the investigative service businesses.

Other operating expenses increased by $0.7 million. Other operating expenses were 11.9% of service revenue in the third quarter of 2004 and 11.7% in the third quarter of 2003. The increase is primarily due to the acquisition of the investigative service businesses.

Depreciation and amortization increased by $0.4 million due to an increase in amortization of intangible assets as a result of the acquisitions.

Income from operations was $2.1 million for the third quarter of 2004 compared to $1.5 million in the third quarter of 2003.

Consumer Direct

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Total service revenue was $2.8 million as of September 30, 2004, a decrease of $2.2 million compared to service revenue of $5.0 million in the same period of 2003. The decrease is due to the reduction in the number of distribution channels in May 2004.

The gross margin percentage of service revenue increased from 89.5% to 92.0% primarily due to vendor negotiations to reduce fulfillment costs.

Salaries and benefits decreased by $0.7 million. Salaries and benefits were 19.5% of service revenue in the third quarter of 2004 compared to 25.7% in the same period of 2003. The percentage decrease is primarily due to the centralization of some of the key functions of accounting, human resource and technology to the corporate office.

Other operating expenses decreased by $1.0 million. Other operating expenses were 47.7% of service revenue in the third quarter of 2004 and 48.0% for the same period of 2003. The decrease is primarily due to reduced advertising expenditures.

Depreciation and amortization decreased by $0.1 million.

Income from operations was $137 thousand for the third quarter of 2004 compared to income from operations of $117 thousand in September 2003.

Corporate

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Salary and benefits increased primarily due to an increase in the number of senior management, administrative and technology personnel. Other operating expenses increased due to additional regulatory and professional fees.

Consolidated Results

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Consolidated service revenue for the three months ended September 30, 2004 was $60.7 million, an increase of $21.1 million compared to service revenue of $39.6 in the same period in 2003. Acquisitions accounted for $20.8 million of the increase.

The consolidated gross margin of service revenue was 72.6% for the three months ended September 30, 2004 compared to 73.0% for the same period in 2003. The decrease is due to the change in the mix of margins related to the acquired businesses.

Salaries and benefits were 36.0% of service revenue for the three months ended September 30, 2004 and 36.1% compared to the same period in 2003.

Other operating expenses were 18.4% of service revenue for the three months ended September 30, 2004 and 24.5 % compared to the same period for 2003. The decrease is due to the consolidation of acquired businesses in the Enterprise Screening segment and reduced advertising expenditures in the Consumer Direct segment.

Depreciation and amortization increased by $0.9 million due to an increase in amortization of intangible assets as a result of acquisitions.

Income from operations was $7.8 million for the three months ended September 30, 2004 compared to $2.5 million for the same period in 2003. The increase of $5.3 million is comprised of an increase in operating income of $5.7 million in the Enterprise Screening segment, an increase in operating income of $0.6 million in the Risk Mitigation segment and an increase of corporate expenses of $1.0 million.

Enterprise Screening Segment

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Total service revenue was $126.0 million as of September 30, 2004, an increase of $47.8 million compared to service revenue of $78.2 million in the same period of 2003. Acquisitions accounted for approximately $41.7 million of the revenue increase. There were sixteen businesses acquired since September 2003. Revenue increased by $6.1 million, or 7.8%, at businesses owned at September 2003 due to expanded market share and an increase in products and services.

The gross margin percentage of service revenue increased from 69.8% to 71.4% and was primarily due to an increase in resident screening revenue and the contribution of the tax incentive revenue, which have generally higher gross margins.

Salaries and benefits increased by $14.9 million. Salaries and benefits were 35.2% of service revenue for the nine months ended September 2004 compared to 37.6% of service revenue in the same period of 2003. This decrease reflected economies achieved in 2004 by consolidating certain operations and leveraging databases.

Other operating expenses increased by $8.4 million and were 18.1% of service revenue for the nine months ended September 2004 compared to 18.5% in the same period of 2003. This increase in other operating expenses was primarily due to the addition of the tax incentive group to the segment.

Depreciation and amortization increased by $1.3 million. Depreciation and amortization was 4.7% of service revenue for the nine months ended September 30, 2004 compared to 5.8% in the same period of 2003. This decrease, as a percent of service revenue, is primarily due to several assets being fully depreciated offset by an increase in the amortization of intangible assets as a result of acquisitions.

Income from operations was $16.8 million for the nine months ended September 2004 compared to income from operations of $6.2 million in the same period of 2003. The increase in income from operations was the result of increased revenue, from acquisitions and organic growth. Operating costs as a percent of revenue declined due to consolidation of businesses and leveraging of databases.

Risk Mitigation Segment

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Total service revenue was $30.2 million as of September 30, 2004, an increase of $20.0 million compared to service revenue of $10.2 million in the same period of 2003. The Company acquired two investigative service businesses, which account for a substantial part of the increase in service revenue.

The gross margin percentage of service revenue decreased from 86.0% to 60.9% primarily due to the acquisition of the investigative service businesses, which generate margin levels lower than the motor vehicle records operations of this segment.

Salaries and benefits increased by $5.2 million. Salaries and benefits were 26.8% of service revenue year to date September 2004 compared to 27.8% in the same period of 2003. The percentage decrease is primarily due to the acquisition of the investigative service businesses.

Other operating expenses increased by $2.4 million. Other operating expenses were 12.0% of service revenue for the nine months ended September 2004 compared to 11.5% in the same period of 2003. The change is primarily due to the acquisition of the investigative service businesses.

Depreciation and amortization increased by $0.9 million due to an increase in amortization of intangible assets as a result acquisitions.

Income from operations was $5.3 million for the nine months ended September 2004 compared to $4.3 million in the same period of 2003.

Consumer Direct

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Total service revenue was $10.0 million as of September 30, 2004, an increase of $3.5 million compared to service revenue of $6.5 million in the same period of 2003. This segment was formed in connection with the acquisition in June 2003 of US SEARCH and represents only four months of operating results for year-to-date September 2003. On a per month basis, revenue decreased due to a reduction in the number of distribution channels in May 2004.

The gross margin percentage of service revenue increased from 89.5% to 92.2% primarily due to vendor negotiations to reduce fulfillment costs.

Salaries and benefits increased by $0.3 million. Salaries and benefits were 20.5% of service revenue for the nine months ended September 2004 compared to 26.7% in the same period of 2003. The percentage decrease is primarily due to the centralization of some of the key functions of accounting, human resource and technology to the corporate office.

Other operating expenses increased by $2.4 million. Other operating expenses were 54.9% of service revenue for the nine months ended September 2004 and 47.0% for the same period of 2003. The increase in other operating expenses, as a percent of revenue is due to the reduction in the number of distribution channels in May 2004.

Depreciation and amortization increased by $0.8 million due to an increase in amortization of intangible assets as a result of the acquisitions.

Loss from operations was $6 thousand for the nine months ended September 2004 compared to income from operations of $136 thousand in September 2003.

Corporate

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Prior to June 2003, corporate expenses were for the FAST division only. Salary and benefits increased primarily due to an increase in the number of senior management, administrative and technology personnel. Other operating expenses increased due to additional regulatory and professional fees.

Consolidated Results

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Consolidated service revenue for the nine months ended September 30, 2004 was $164.7 million, an increase of $70.8 million compared to service revenue of $93.9 in the same period in 2003. Acquisitions accounted for $64.2 million of the increase.

The consolidated gross margin of service revenue was 71.3% for the nine months ended September 30, 2004 compared to 73.7% for the same period in 2003. The decrease is due to the change in the mix of margins related to the acquired businesses.

Salaries and benefits were 36.8% of service revenue for the nine months ended September 30, 2004 and 38.4% compared to the same period in 2003. The decrease was primarily due to reductions in salaries and benefits as a percentage of revenue in all the segments offset by an increase in corporate salary and benefits incurred since the creation of First Advantage in June 2003.

Other operating expenses were 19.9% of service revenue for the nine months ended September 30, 2004 and 21.9% compared to the same period for 2003. The decrease was primarily related to the efficiencies realized from consolidating and integrating the acquisitions.

Depreciation and amortization increased by $3.1 million due to an increase in amortization of intangible assets as a result of acquisitions.

Income from operations was $15.1 million for the nine months ended September 30, 2004 compared to $6.6 million for the same period in 2003. The increase of $8.5 million is comprised of an increase in operating income of $10.7 million in the Enterprise Screening segment, an increase in operating income of $0.9 million in the Risk Mitigation segment, a decrease in operating income of $0.1 million in the Consumer Direct segment and an increase of corporate expenses of $3.0 million.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank and with First American. Prior to the June 5, 2003 merger with US SEARCH, contributions from First American were also a primary source of liquidity. As of September 30, 2004, cash and cash equivalents were $5.8 million.

Cash provided by operating activities was $9.4 million and $3.1 million for the nine months ended September 30, 2004 and 2003, respectively.

Cash provided from operating activities increased $6.3 million from the nine months ended September 30, 2004 compared to the same period in 2003, while net income was $8.0 million for the nine months ended September 30, 2004 and $3.8 million for the same period in 2003. The increase in cash provided from operating activities was primarily due to an increase in earnings and depreciation and amortization expense offset by an increase in accounts receivable.

Cash used in investing activities was $52.7 million and $11.2 million for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, net cash in the amount of $50.0 million was used for acquisitions. Cash used for the purchase of property, equipment and database development was $6.0 million for the nine months ended September 30, 2004 compared to $4.1 million in the same period of 2003.

Cash provided by financing activities was $43.5 million and $8.9 million for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, proceeds from existing credit facilities with a bank and First American were $57.0 million. Repayment of debt was $17.0 million for the nine months ended September 30, 2004.

On April 27, 2004, the Company entered into a Promissory Note with First American. The loan evidenced by the Promissory Note is a $20 million unsecured revolving loan, with interest payable monthly. The principal balance of the Promissory Note is due on July 31, 2006. The Promissory Note is subordinated to the bank Loan Agreement and Line of Credit and bears interest at the rate payable under the $20 million bank Loan Agreement plus 0.5% per annum. The balance outstanding as of September 30, 2004 was $14 million.

On September 7, 2004 the Company amended its Loan Agreement (“Amended Loan Agreement”). As part of the amendment, the Company’s available borrowings thereunder were increased from $15 million to $20 million with a two year maturity date of July 31, 2006. The Amended Loan Agreement is secured by a security interest in the Company’s accounts receivable, as well as the accounts receivable of certain subsidiaries.

At September 30, 2004 the Company had unused lines of credit of $17.6 million.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 4,000,000 shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on July 14, 2003. A total of 1,976,514 of the 4,000,000 shares were issued for acquisitions as of September 30, 2004.

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

The following is a schedule of long-term contractual commitments (as of September 30, 2004) over the periods in which they are expected to be paid.

	2004	2005	2006	2007	2008	Thereafter	Total
Minimum contract purchase commitments	185,000	320,000	99,000	91,000	90,000	—	$785,000
Operating leases	2,346,000	5,974,000	4,733,000	3,008,000	2,163,000	7,371,000	$25,595,000
Long-term debt and capital leases	3,379,000	11,225,000	23,338,000	44,576,000	962,000	—	$83,480,000

Total	$5,910,000	$17,519,000	$28,170,000	$47,675,000	$3,215,000	$7,371,000	$109,860,000

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

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Amendment to Loan Agreement, dated Sept 7, 2004, between First Advantage Corporation and Bank of America, N.A.

10.2	Amendment to Security Agreement, dated Sept 7, 2004 between First Advantage Corporation and Bank of America, N.A.

10.3	Renewal Promissory Note, dated Sept 7, 2004 between First Advantage Corporation and Bank of America, N.A.

10.4	Amended and Restated Security Agreement, dated Sept 7, 2004 between First Advantage Corporation and Bank of America, N.A.

10.5	Guaranty of Payment, dated Sept 7, 2004 between American Driving Records, Inc., Background information Systems, Inc., CIC Enterprises, LLC, Corefacts, LLC, Employee Health Programs, Inc., Hirecheck, Inc., Infocheck, LTD, Landlord Protect, Inc., MVRS, Inc., Omega Insurance Services, Proudfoot Reports, Inc., Realcum, Inc., Saferent, Inc., Seconda, LLC, UD Registry, Inc., and US Search.com, Inc.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the three months ended September 30, 2004, the Company:

(i)	furnished Form 8-K, dated July 20, 2004 (announcing the results of operations and financial results for the second quarter ended June 30, 2004);

(ii)	filed Form 8-K, dated September 7, 2004 (announcing the amendment of the bank Loan Agreement);

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 FIRST ADVANTAGE CORPORATION

                                                 (Registrant)

Date: November 5, 2004	By:	/s/ JOHN LONG
John Long
Chief Executive Officer

Date: November 5, 2004	By:	/s/ JOHN LAMSON
John Lamson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment to Loan Agreement, dated Sept 7, 2004, between First Advantage Corporation and Bank of America, N.A.

10.2	Amendment to Security Agreement, dated Sept 7, 2004 between First Advantage Corporation and Bank of America, N.A.

10.3	Renewal Promissory Note, dated Sept 7, 2004 between First Advantage Corporation and Bank of America, N.A.

10.4	Amended and Restated Security Agreement, dated Sept 7, 2004 between First Advantage Corporation and Bank of America, N.A.

10.5	Guaranty of Payment, dated Sept 7, 2004 between American Driving Records, Inc., Background information Systems, Inc., CIC Enterprises, LLC, Corefacts, LLC, Employee Health Programs, Inc., Hirecheck, Inc., Infocheck, LTD, Landlord Protect, Inc., MVRS, Inc., Omega Insurance Services, Proudfoot Reports, Inc., Realcum, Inc., Saferent, Inc., Seconda, LLC, UD Registry, Inc., and US Search.com, Inc.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002