Form 10-K
period 2004-12-31
FIRST ADVANTAGE CORP
filed 2005-03-10
CIK 1210677

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of stock held by non-affiliates was $65,296,608 as of June 30, 2004.

There were 7,281,765 shares of outstanding Class A Common Stock of the registrant as of March 7, 2005.

There were 16,027,286 shares of outstanding Class B Common Stock of the registrant as of March 7, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement related to the 2005 annual meeting of stockholders are incorporated by reference in Part III of this report. The definitive proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year.

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

PART I

Item 1. Business

Our Company

First Advantage Corporation is a growing, national provider of risk mitigation solutions. Our Company was formed in the June 5, 2003 merger with The First American Corporation’s screening technology division and US SEARCH.com Inc. On June 6, 2003, First Advantage’s Class A common stock commenced trading on the Nasdaq National Market under the symbol “FADV”.

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

Pursuant to the Merger Agreement, on June 5, 2003, First American received First Advantage Class B common stock representing approximately 80% of the economic interest and 98% of the voting interest of First Advantage. The former shareholders of US SEARCH exchanged their outstanding shares of US SEARCH common stock for First Advantage Class A common stock representing, in the aggregate, approximately 20% of the economic interest and 2% of the voting interest in First Advantage. As of December 31, 2004, First American owned approximately 69% of the economic interest and 95% of the voting interest of First Advantage.

Business of First Advantage

Our operations are organized into three business segments: Enterprise Screening, Risk Mitigation and Consumer Direct.

A summary of our revenue, net income (loss) before income taxes and assets for our segments is found in Note 14 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Enterprise Screening

First Advantage’s Enterprise Screening segment helps thousands of companies in the United States manage risk with our employment screening, occupational health, resident screening and tax incentive services. Our Enterprise Screening segment accounted for approximately 68% of our consolidated revenue in 2004.

Our employment screening services generate reports about a prospective employee’s criminal record, motor vehicle violations, credit standing and involvement in civil litigation. We also make inquiries of provided references and former employers, verify educational credentials and licenses, verify social security numbers and check industry specific records. A customer can order any of these and other related services individually, as a package with our other employment screening products or with other products we offer. Depending on a customer’s preference, orders may be placed and fulfilled directly from the Company, through a secure Internet connection, software, facsimile or through third party vendors.

Our occupational health products generally involve the design and management of drug free workplace programs, including provision for the collection and testing of specimens and interpretation of the results. We also provide physical examination services to employers. Reports of our findings are generally delivered through a secure Internet connection or through other direct means. We also develop and manage employee assistance programs, which provide our customers’ employees with access to confidential counseling services and other resources to assist with personal issues that may affect workplace productivity. These programs cover a wide range of personal and workplace issues, including alcohol and drug abuse, marital problems, family matters, bereavement management, depression, stress, retirement and downsizing. First Advantage’s employee assistance programs also provide employers with a number of corporate-focused services, including management counseling, critical incident stress management programs, organizational change consulting and intensive specialty training on issues such as violence in the workplace.

Our resident screening offerings generate reports containing information about a prospective renter’s eviction record, lease and payment performance history, credit standing, references and criminal records to residential property managers and owners operating in the United States. Depending on a customer’s needs, our reports may contain one or any combination of these pieces of information. In serving our customers, we may draw on our database of landlord-tenant records, which is the largest of its kind in the United States, and our database of criminal conviction information, which is one of the largest for use in resident screening in the United States. We also offer a scoring product, which assesses risk of default by a prospective renter based on a statistical scoring model developed exclusively for the multifamily housing industry. Customers generally order and receive the segment’s resident screening products through a secure Internet connection or through proprietary software.

Our tax incentive services specialize in identifying primarily employment-related tax incentive programs available under both federal and state legislation, and processing the paperwork required to capture such tax incentives and credits. We also offer comprehensive sales and use tax-consulting services to assist clients with compliance with changing laws and regulations affecting sales and use taxes. Additionally, we offer transportation consulting services that are designed to address and resolve asset management and compliance problems for owners and operators of truck fleets.

Our employment screening and occupational health services generally experience seasonality near year-end, which is attributed to decreases in hiring. Our resident screening products experience seasonality during the winter months from November to March.

Our tax incentive services group’s ability to obtain certain tax credits, such as the Work Opportunity Tax Credit program or a similar program, is dependent upon the passage of federal legislation that generally must be renewed every two years.

Risk Mitigation

First Advantage’s Risk Mitigation segment offers motor vehicle records, transportation industry credit reporting and investigative services. Products and services provided by the Risk Mitigation segment include: driver history reports, vehicle registration, financial responsibility filings, credit reporting, surveillance services, statements and field interviews and due diligence reports. Our Risk Mitigation segment accounted for approximately 28% of our consolidated revenue in 2004.

Our motor vehicle record services provide customers with automated access to motor vehicle records from all 50 states and the District of Columbia. Independent insurance agents operating in the United States represent the core of the customer base for this product, which they use for underwriting purposes. Employers also utilize the product to manage risk associated with employees that require the use of a vehicle in the performance of their duties. For most customers, we receive and fulfill orders through our proprietary Comprise/ZapApp® software, which allows the customer to integrate the process of obtaining motor vehicles reports with other processes utilized by the customer.

As part of the offerings of this segment, we also provide trucking companies with access to a database of payment practice records on more than 60,000 transportation brokers and shippers in North America, which is comprised of client-contributed accounts receivables and public records data. Subscribing clients utilize the Company’s services to evaluate the nonpayment (or slow payment) risk of shippers and brokers before agreeing to transport cargo on credit.

Our investigative services help customers with investigative services designed to detect and expose worker’s compensation, disability and liability insurance fraud. Purchased mostly by insurance carriers, third party administrators and self-insuring companies, these services generally involve field surveillance and interviews conducted by more than 180 full-time licensed staff investigators. This segment receives orders in a variety of ways, including telephonic or other direct contact with the client, facsimile, e-mail or through the Internet. In most cases, investigation reports, including accompanying video, are sent via mail or courier to the client.

Within this segment we also provide services that assist our customers in business, legal and financial matters, including investigations and litigation arising from trade secret theft, software infringement, financial fraud, employee malfeasance and unfair competition. The segment employs computer forensic and electronic discovery experts and consultants in its bi-coastal state-of-the-art laboratories. We also offer due diligence services for a variety of purposes and have a specialized database of hedge fund managers. Unprecedented emphasis on corporate integrity and compliance, following the wave of corporate scandals and the resulting litigation, has driven growth in the segment’s business.

Demand for our motor vehicle records products usually decreases in November and December as a result of reductions in the insurance and employment markets. Our investigative services experience seasonality December through February as a result of the number of holidays that occur during this period and frequent year-end reorganizations of our insurance clients.

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

Our Consumer Direct segment accounted for approximately 5% of our consolidated revenue in 2004.

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

During the first quarter of 2004, the Company acquired Quantitative Risk Solutions LLC, Proudfoot Reports Incorporated, MVR’s, Inc., Background Information Systems, Inc., Infocheck Ltd. and Landlord Protect, Inc. During the second quarter of 2004, the Company acquired U.D. Registry, Inc., CoreFacts, LLC, Realeum, Inc., and CIC Enterprises, Inc. During the third quarter 2004, the Company acquired BackTrack Reports, Inc. and National Background Data, LLC. During the fourth quarter 2004, the Company acquired Business Tax Credit Corporation d/b/a The Alameda Company and Compunet Credit Services, Inc. These acquisitions have been included in the Company’s Enterprise Screening and Risk Mitigation segments.

Customers

First Advantage, through its subsidiaries, serves a wide variety of clients throughout the United States, including nearly a quarter of those businesses comprising the Fortune 1000, many major real estate investment trusts and property management companies, many of the top providers of transportation services, insurance agents, the leading national law firms and non-profit organizations. Dominant categories of customers vary depending on the type of service or product. Insurance carriers, agents and claims adjusters, for example, purchase a substantial proportion of our Risk Mitigation segment’s products and services. Transportation companies are major consumers of our occupational health and transportation credit services. Multifamily housing property management companies and landlords of all sizes are represented in the resident screening business’ customer base. Larger employers represent the predominant share of the employee background screening and tax incentive services clients. Individual consumers dominate the customer base for our Consumer Direct segment. We derive a nominal amount of revenue from customers in Canada and Puerto Rico.

Excluding our Consumer Direct segment, which has a fluid customer base, we have in excess of 45,000 customers. No single customer is responsible for 2 percent or more of our revenue.

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

Governmental Regulation

Although generally our products or services do not require governmental approvals, our businesses are subject to various federal and state regulations that may impact our products and services. For example, the Federal Fair Credit Reporting Act, Fair and Accurate Credit Transactions Act, the Drivers Privacy Protection Act and various state laws regulate products and services that include disclosure of personal information.

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

Competition

A number of companies compete with our service offerings. First Advantage’s most significant national competitors in employment background verifications include ChoicePoint, Kroll, U.S. Investigative Services and ADP, although hundreds of local and regional competitors also exist. In occupational health services, we believe that we have only one significant nationwide competitor, ChoicePoint; however, there are a number of local and regional companies in the industry, as well. First Advantage’s most significant national competitors in our tax incentive services include ADP, Itax, Mintax and the Big 4 accounting firms, and other small regional companies operating in that market. The resident screening industry is fragmented, with only approximately eight other companies providing significant competition to First Advantage’s business on a national level. In motor vehicle record services, there are approximately ten major competitors to First Advantage, the most predominant of which is ChoicePoint. Our new transportation credit services business competes with three significant vendors. First Advantage’s insurance fraud investigative services also competes with three other companies on a national basis, with a broad spectrum of regional and local competitors. First Advantage’s due diligence services compete with a handful of small boutiques, Kroll and two or three regional firms across the country. Our computer forensics services mainly compete against the large litigation consulting practices, the Big 4 consulting firms, and Kroll. There is also some competition from small regional companies and sole practitioners. In virtually all of these markets, First Advantage competes foremost on the basis of customer service and secondarily on product and price differentiation.

The primary competitors to our Consumer Direct segment include telephone companies and other third parties who publish free printed or electronic directories, private investigation firms and web-based companies, such as KnowX.com.

Intellectual Property

First Advantage owns a number of items of intellectual property, including trademarks, tradenames, copyrights, patents, domain names and unregistered trade secrets. First Advantage also owns the US SEARCH DARWIN™ software platform, which uses advanced technology to access, assimilate, compile, distribute and present data from public and private databases. The patent application for this technology was published on December 19, 2002 and was issued by the Patent and Trademark Office on January 25, 2005. First Advantage is not dependent upon any single item of intellectual property.

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

Pursue Strategic Acquisitions. We intend to continue pursuing acquisitions of companies that would enable us to enter new markets as well as increase our share of those markets in which we are already operating. We will pursue companies with assets that will enhance our ability to fulfill orders, including companies with proprietary databases containing information for use in our products or technology that would make order placement or product delivery more efficient. We also expect to pursue acquisition opportunities which would enable us to enter into related product fields. Our recent acquisitions of CIC Enterprises, LLC and The Alameda Company, LLC, both tax incentive services companies, are examples of our efforts to enter into related product fields. Typically, tax incentive services are coordinated with human resource or finance departments within business organizations as are many of our existing services within the Enterprise Screening segment. Additionally, our recent acquisition of Compunet Credit Services, Inc. permitted us to enter in the related product field of transportation. Finally, our recent acquisitions of Corefacts, LLC and Backtrack Reports Inc., allowed us to expand the breath of our product field by introducing high-end investigative services, such due diligence and computer forensics, into our Risk Mitigation segment.

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

Employees

We employ over 1,700 people, most of which are located in the United States. Of this number, approximately 60 are employed in Bangalore, India.

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

As of December 31, 2004, we have approximately $306 million of goodwill. We have implemented the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that existing goodwill not be amortized, but instead be assessed annually for impairment or sooner if circumstances indicate a possible impairment. We will monitor for impairment of goodwill on past and future acquisitions. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. There can be no assurances that future impairment of goodwill under SFAS No. 142 will not have a material adverse effect on our results of operations. The goodwill valuation is performed by an independent third party.

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

Our results of operations may be affected by the seasonality of our business.

Historically, we have seen a decrease in our volumes in certain segments of our business, in particular our enterprise screening segment, due to the holiday season and inclement weather that results in declines in hiring and apartment rental activity. Accordingly, there may be a decrease in earnings in the first and fourth quarter as compared to the second and third quarter.

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

Although as of December 31, 2004 there were approximately 23 million total shares of First Advantage common stock outstanding, approximately 69% are owned by First American and approximately 9% are held of record by Pequot Private Equity Fund II, L.P. Currently only approximately 22% of our issued and outstanding shares are freely transferable without restriction under the Securities Act. Accordingly, only a small number of shares of First Advantage actually trade – between January 1, 2004 and December 31, 2004 the average daily trading volume of our Class A common stock was approximately 24,000 shares per day. Consequently, our stockholders may have difficulty selling shares of our Class A common stock.

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

We cannot assure that our stock price will not fall.

The market price of our Class A common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	general market conditions;

•	domestic and international economic factors unrelated to our performance; and

•	changes in internal controls over financial reporting.

Our capital raising efforts may dilute stockholders interests.

If we raise additional capital by issuing equity securities, the issuance will result in ownership dilution to our existing shareholders. The extent of the dilution will vary based upon the amount of capital raised.

Conflict of interest may arise because certain of our directors and officers are also directors and officers of First American.

Certain persons associated with the Company have a continuing relationship with First American. Parker Kennedy, Chairman of the Board of First Advantage, also serves as Chief Executive Officer and a Director of

First American. David Chatham, Director of First Advantage, also serves as a Director of First American. As such, they may have great influence on our business decisions. These persons, currently associated with First American, were asked to serve as directors and/or officers of First Advantage because of their knowledge of and experience with our business and its operations. Both individuals own stock and options to acquire stock of First American.

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

We may become subject to significant legal proceedings or other adverse claims.

We are subject from time to time to litigation and claims, both asserted and unasserted, incidental to our businesses, some of which may be substantial. For example, those claims may include, but are not limited to, damages asserted by consumers who are screened as part of our business, regulatory agencies, customers, third parties, and various other matters that may arise in the normal course of our business. Final resolution of these matters in the future may impact our results of operations or cash flows.

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

Item 2. Properties

Our principal executive offices are located in approximately 21,000 square feet of leased office space in St. Petersburg, Florida. The lease expires on November 30, 2006. Current monthly rent is approximately $37,000. First Advantage, through its subsidiaries, maintains 42 other offices in North America and an office in Bangalore, India. These offices, all of which are leased, comprise a total of approximately 298,000 square feet of space.

On January 17, 2005, the Company entered into a lease agreement with 100 Carillon, LLC for approximately 74,000 square feet of office space in St. Petersburg, Florida. This office space will serve as the Company’s new corporate headquarters. The Company’s Florida based employment background screening group and investigative services group will also reside in this new office space. The lease commences in April 2005 and terminates One Hundred Fifty-Six (156) months from the commencement date.

Item 3. Legal Proceedings

First Advantage’s subsidiaries are involved in litigation from time to time in the ordinary course of their businesses. We do not believe that the outcome of any pending or threatened litigation involving these entities will have a material adverse effect on our financial position or operating results.

A subsidiary of the Company is a defendant in a class action lawsuit that is pending in federal court in New York. The plaintiffs allege that our subsidiary, directly and through its agents, violated the Fair Credit Reporting Act, New York’s Fair Credit Reporting Act and New York’s Deceptive Practices Act by failing to use reasonable procedures to ensure the maximum possible accuracy when issuing tenant reports. The action seeks injunctive and declaratory relief, compensatory, punitive and statutory damages, plus attorneys’ fees and costs. The Company does not believe that the ultimate resolution of this action will have a material adverse affect on its financial condition or results of operations.

Two subsidiaries are defendants in separate class action lawsuits that are pending in state court in California. The plaintiffs in both cases allege that our subsidiaries, directly and through their agents, violated the California Consumer Credit Reporting Agencies Act and California Business and Professions Code by failing to use reasonable procedures to ensure the maximum possible accuracy when issuing tenant reports. The actions seek injunctive relief, an accounting, restitution, statutory damages, interest, punitive damages and attorneys’ fees and costs. The Company does not believe that the ultimate resolution of these actions will have a material adverse affect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

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

	2004		2003
	High	Low	High	Low
Quarter ended March 30,	$19.90	$13.85	N/A	N/A
Quarter ended June 30,	$22.25	$16.47	$40.00	$16.39
Quarter ended September 30,	$18.97	$14.99	$19.50	$14.06
Quarter ended December 31,	$20.90	$15.50	$20.65	$14.71

The approximate number of record holders of Class A common stock on January 31, 2005 was 50.

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

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plan approved by security holders (1)	2,163,639	$18.69	829,437
Equity compensation plan not approved by security holders (2)	295,893	$28.33
Warrants not approved by security holders (2)	316,339	$22.83

(1)	Consists of the 2003 First Advantage Incentive Compensation Plan. See Note 13 to the Company’s Notes to Consolidated Financial Statements for additional information.
(2)	Consists of shares relating to all outstanding options and warrants assumed by the Company in connection with the merger with US SEARCH.com Inc. See Note 13 to the Company’s Notes to Consolidated Financial Statements for additional information.

Recent Sales of Unregistered Securities

In connection with the June 5, 2003 merger of the Company with the Screening Technologies division of The First American Corporation and with US SEARCH.com Inc. we issued 16,027,285 shares of our Class B common stock to First American. We issued these shares to First American in exchange for all of the equity of the companies comprising the Screening Technologies division of First American and certain other covenants of First American.

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

There were no shares purchased, since inception of the Company, as part of a repurchase plan or program.

Item 6. Selected Financial Data

The Company’s operating results for the years ended December 31, 2004 and 2003 include results of operations for the acquired entities from their respective dates of acquisition. The FAST division’s operating results for the years ended December 31, 2002, 2001, and 2000 include the combined results for companies acquired in those years from their respective acquisition dates.

The Company’s operating results for the year ended December 31, 2003, include results for the FAST division from January 2003 and the results for US SEARCH.com from June 2003. The Company’s operating results for the years ended December 31, 2002, 2001 and 2000 include results for the FAST division only.

Certain amounts for the years ended December 31, 2003, 2002, 2001 and 2000 have been reclassified to conform with the 2004 presentation.

This selected financial data has been derived from the audited consolidated financial statements of the Company for the years ended December 31, 2004 and 2003, and the combined financial statements of the FAST division for the three years ended December 31, 2002. The combined financial statements for the FAST division for the years ended December 31, 2001 and 2000 are not included in this document. This information is only a summary and should be read in conjunction with the audited financial statements and accompanying notes included in Item 8 “Financial Statements and Supplementary Data”.

	For the year ended December 31,
	2004	2003	2002	2001	2000
Income Statement Data:
Service revenue	221,938,000	134,910,000	73,040,000	45,832,000	35,230,000
Reimbursed government fee revenue	44,599,000	31,585,000	27,885,000	3,335,000	3,352,000

Total revenue	266,537,000	166,495,000	100,925,000	49,167,000	38,582,000

Cost of service revenue	60,884,000	38,154,000	17,534,000	11,280,000	7,776,000
Government fees paid	44,599,000	31,585,000	27,885,000	3,335,000	3,352,000

Total cost of service	105,483,000	69,739,000	45,419,000	14,615,000	11,128,000

Gross margin	161,054,000	96,756,000	55,506,000	34,552,000	27,454,000

Operating expenses	140,374,000	90,055,000	51,005,000	35,008,000	26,856,000
Impairment loss	—	1,739,000	—	—	—

Income (loss) from operations	20,680,000	4,962,000	4,501,000	(456,000)	598,000

Other (expense) income:
Interest expense	(2,267,000)	(154,000)	(229,000)	(241,000)	(313,000)
Interest income	30,000	41,000	59,000	59,000	32,000

Total other (expense), net	(2,237,000)	(113,000)	(170,000)	(182,000)	(281,000)

Income (loss) before income taxes	18,443,000	4,849,000	4,331,000	(638,000)	317,000
Provision (benefit) for income taxes	7,762,000	2,046,000	1,629,000	(59,000)	266,000

Net income (loss)	$10,681,000	$2,803,000	$2,702,000	$(579,000)	$51,000

Balance Sheet Data:
Total assets	$431,353,000	$283,900,000	$164,008,000	$62,284,000	$26,628,000
Long-term debt	$85,910,000	$13,473,000	$651,000	$1,159,000	$2,261,000
Stockholders’ equity	$290,171,000	$240,336,000	$145,903,000	$53,075,000	$18,491,000
Per Share Information:
Net income
Basic	$0.49	$0.14	N/A	N/A	N/A
Diluted	$0.48	$0.14	N/A	N/A	N/A
Weighted average shares outstanding
Basic	21,906,507	20,260,854	N/A	N/A	N/A
Diluted	22,230,642	20,397,587	N/A	N/A	N/A
Stockholders’ Equity	$12.48	$11.50	N/A	N/A	N/A
Total shares outstanding at December 31,	23,254,087	20,893,648	N/A	N/A	N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

First Advantage Corporation (NASDAQ: FADV) (“First Advantage” or the “Company”) was created by the June 5, 2003 merger of The First American Corporation’s Screening Technologies (“FAST”) division with US SEARCH.com Inc. (“US SEARCH”). First Advantage provides global risk mitigation and screening services to enterprise and consumer customers. The Company operates in three primary business segments: Enterprise Screening, Risk Mitigation and Consumer Direct. First Advantage is headquartered in St. Petersburg, Florida, and has more than 1,700 employees in offices throughout North America and in Bangalore, India.

The Enterprise Screening segment includes employment background screening, occupational health services, resident screening services and tax incentive services. The Enterprise Screening segment serves over 35,000 customers, including six of the ten largest multifamily property management companies in the United States and approximately a quarter of the Fortune 1000 companies. Products and services relating to employment background screening include criminal records searches, employment verification, education verification, social security number verification and credit reporting. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs, sales and use tax programs and fleet asset management programs. Resident screening services include criminal background and eviction records, credit reporting, employment verification and lease performance and payment histories. Other products and services offered by this division include renters’ insurance, property performance analytics and property management software. The Company has a proprietary database of 34 million landlord-tenant records that include eviction court records, rental histories, payment trends and landlord contributed data.

The Risk Mitigation segment includes motor vehicle records, transportation credit services and investigations. Products and services offered by the Risk Mitigation segment include driver history reports, vehicle registration, credit reports on cargo shippers and brokers, surveillance services, field interviews, computer forensics, electronic discovery, due diligence reports and other high level investigations. These services are provided to approximately 11,000 enterprise customers nationwide, including insurance agents, carriers, claims adjusters and risk managers, trucking companies, law firms and financial institutions.

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

First Advantage generates revenue in the form of fees from reports created from searches performed and services provided. First Advantage generally enters into agreements with customers that provide for a fixed fee per report or for services provided. For purposes of analyzing operating results, gross margin and operating costs are compared to service revenues, excluding reimbursed government fee revenue. Elimination of inter-segment revenue is included in corporate.

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

Critical Accounting Policies and Estimates

First Advantage’s discussion and analysis of financial condition and results of operations is based upon its audited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The Company’s operating results for the year ended December 31, 2004, 2003 and 2002 include results for the acquired entities from their respective dates of acquisition. The Company’s operating results for the year ended December 31, 2003, include results for the FAST division from January 2003 and the results for US SEARCH.com from June 2003. The Company’s operating results for the year ended December 31, 2002 include results for the FAST division only.

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

Capitalized Software Development Costs

First Advantage capitalizes costs associated with developing software for internal use, which costs primarily include salaries of developers. Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project and completion and use of the software for its intended purpose are probable. First Advantage ceases capitalization of development costs once the software has been substantially completed at date of conversion and is ready for its intended use.

Database Development Costs

Database development costs represent expenditures associated with First Advantage’s databases of information for customer usage. The costs are capitalized from the time technological feasibility is established until the information is ready for use.

Impairment of Intangible and Long-Lived Assets

First Advantage carries intangible and long-lived assets at cost less accumulated amortization (where applicable). Accounting standards require that assets be written down if they become impaired. Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At such time that an impairment in value of an intangible or long-lived asset is identified; the impairment will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed a goodwill impairment test, for the year ending December 31, 2004, for all reporting units. A valuation date of September 30, 2004 was used for this impairment test and was performed by a third party. The test determined that each reporting unit had a fair value in excess of carrying value, therefore, no goodwill impairment was recorded.

Purchase Accounting

First Advantage completed nine acquisitions in 2003. The Company has acquired 14 additional businesses in 2004. The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances, there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangibles assets, in particular, is very subjective. First Advantage generally uses internal cash flow models and, in certain instances, third party valuations in estimating fair values. The use of different valuation techniques and assumptions can change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense. Amounts allocated to certain assets and liabilities as of December 31, 2004 are based on preliminary estimates of fair value and may be revised in 2005. The Company does not anticipate that revisions to the amounts allocated to acquired assets and liabilities, if any, will be significant to the Company’s financial statements.

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of FASB Statement 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt the standard in the third quarter of fiscal year 2005. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

The following is a summary of the operating results by the Company’s business segments for the three years ended December 31, 2004.

	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
2004
Service revenue	$170,095,000	$41,419,000	$12,874,000	$(2,450,000)	$221,938,000
Reimbursed government fee revenue	10,147,000	34,452,000	—	—	44,599,000

Total revenue	180,242,000	75,871,000	12,874,000	(2,450,000)	266,537,000
Cost of service revenue	47,071,000	15,318,000	945,000	(2,450,000)	60,884,000
Government fees paid	10,146,000	34,453,000	—	—	44,599,000

Total cost of service	57,217,000	49,771,000	945,000	(2,450,000)	105,483,000
Gross margin	123,025,000	26,100,000	11,929,000	—	161,054,000
Salaries and benefits	59,826,000	11,476,000	2,477,000	8,125,000	81,904,000
Other operating expenses	31,762,000	5,019,000	7,403,000	1,744,000	45,928,000
Depreciation and amortization	8,109,000	2,166,000	2,187,000	80,000	12,542,000

Income (loss) from operations	23,328,000	7,439,000	(138,000)	(9,949,000)	20,680,000

Gross margin percentage	72.3%	63.0%	92.7%	N/A	72.6%

	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
2003
Service revenue	$107,580,000	$18,285,000	$10,525,000	$(1,480,000)	$134,910,000
Reimbursed government fee revenue	4,384,000	27,201,000	—	—	31,585,000

Total revenue	111,964,000	45,486,000	10,525,000	(1,480,000)	166,495,000
Cost of service revenue	33,976,000	4,537,000	1,121,000	(1,480,000)	38,154,000
Government fees paid	4,384,000	27,201,000	—	—	31,585,000

Total cost of service	38,360,000	31,738,000	1,121,000	(1,480,000)	69,739,000
Gross margin	73,604,000	13,748,000	9,404,000	—	96,756,000
Salaries and benefits	40,191,000	4,976,000	3,031,000	2,980,000	51,178,000
Other operating expenses	20,515,000	2,211,000	5,006,000	2,717,000	30,449,000
Depreciation and amortization	6,269,000	860,000	1,292,000	7,000	8,428,000
Impairment loss	1,739,000	—	—	—	1,739,000

Income (loss) from operations	4,890,000	5,701,000	75,000	(5,704,000)	4,962,000

Gross margin percentage	68.4%	75.2%	89.3%	N/A	71.7%

	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
2002
Service revenue	$63,310,000	$10,570,000	$—	$(840,000)	$73,040,000
Reimbursed government fee revenue	3,464,000	24,421,000	—	—	27,885,000

Total revenue	66,774,000	34,991,000	—	(840,000)	100,925,000
Cost of service revenue	17,875,000	499,000	—	(840,000)	17,534,000
Government fees paid	3,464,000	24,421,000	—	—	27,885,000

Total cost of service	21,339,000	24,920,000	—	(840,000)	45,419,000
Gross margin	45,435,000	10,071,000	—	—	55,506,000
Salaries and benefits	28,851,000	3,012,000	—	—	31,863,000
Other operating expenses	13,554,000	1,492,000	—	—	15,046,000
Depreciation and amortization	3,497,000	599,000	—	—	4,096,000

Income (loss) from operations	(467,000)	4,968,000	—	—	4,501,000

Gross margin percentage	71.8%	95.3%	N/A	N/A	76.0%

Enterprise Screening Segment

2004 Compared to 2003

Total service revenue was $170.1 million in 2004, an increase of $62.5 million compared to 2003 service revenue of $107.6 million. Acquisitions accounted for approximately $53.3 million of the revenue increase. Seven businesses were acquired in the second half of 2003 and eight businesses were acquired in 2004. The organic revenue growth for existing businesses was $9.2 million, representing a 9.7% increase. The growth rate of 9.7%, excluding acquisitions, is due to expanded market share and an increase in products and services. The tax incentive service businesses significantly contributed to the increase in revenue due to the acquisitions in this line of business and the passing of legislation in October 2004 that renewed the Worker’s Opportunity Tax Credits and Welfare to Work Credits.

The gross margin percentage of service revenue increased from 68.4% to 72.3% due to improving margins in the employment screening businesses as a result of volume purchasing discounts and generally higher gross margins on tax incentive service business revenue.

Salaries and benefits increased by $19.6 million, primarily due to acquisitions. Salaries and benefits were 35.2% of service revenue in 2004 compared to 37.4% of service revenue in 2003. The percentage decrease reflects continued efforts to achieve economies of scale and synergies with the consolidations of the acquired businesses.

Other operating expenses increased by $11.2 million and were 18.7% of service revenue in 2004 compared to 19.1% in 2003. The dollar increase is primarily related to the acquisitions. The decrease, as a percent of revenue, was partially due to reduction in costs related to space commitments for operations, expenses on a per employee basis and insurance costs.

Depreciation and amortization increased by $1.8 million. Depreciation and amortization was 4.8% of service revenue in 2004 compared to 5.8% in 2003. Intangible assets increased during 2004 due to acquisitions. A one-time impairment charge of $1.7 million was recorded in 2003 for capitalized software.

Income from operations was $23.3 million in 2004, compared to income from operations of $4.9 million in 2003. The increase in income from operations was the result of continued operating efficiencies derived from the consolidation of businesses and cross sell efforts within the organizations.

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

Risk Mitigation Segment

2004 Compared to 2003

Total service revenue was $41.4 million in 2004, an increase of $23.1 million compared to 2003 service revenue of $18.3 million. In 2004, five businesses were acquired in this segment, which expanded the revenue base and mix of products and services.

The gross margin percentage of service revenue decreased from 75.2% to 63.0% primarily due to the acquisition of the investigative service businesses, which generate margin levels lower than the motor vehicle records operations of this segment and the effect of the increased government fees treated as pass-through costs.

Salaries and benefits increased by $6.5 million. Salaries and benefits were 27.7% of service revenue in 2004 compared to 27.2% in 2003. The percentage increase is primarily due to the acquisitions in 2004.

Other operating expenses increased by $2.8 million, but consistent with 2003, represented 12.1% of service revenue in 2004 and 2003.

Depreciation and amortization increased by $1.3 million due to an increase in amortization of intangible assets as a result of the acquisitions.

Income from operations was $7.4 million in 2004 compared to $5.7 million in 2003.

2003 Compared to 2002

Total service revenue was $18.3 million in 2003, an increase of $7.7 million compared to 2002 service revenue of $10.6 million. In September 2003, the Company acquired an investigative service business, which accounts for substantially all of the increase in service revenue.

The gross margin percentage of service revenue decreased from 95.3% to 75.2% primarily due to the acquisition of the investigative service business, which generates margin levels lower than the motor vehicle records operations of this segment.

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

Consumer Direct

2004 Compared to 2003

Total service revenue was $12.9 million in 2004, an increase of $2.4 million compared to 2003 service revenue of $10.5 million for a seven-month period. On an annualized basis, revenue is down due to a reduction in the number of distribution channels available in 2004.

The gross margin percentage of service revenue increased from 89.3% to 92.7% due to vendor negotiations to reduce fulfillment costs relative to the reduced revenue.

Salaries and benefits were 19.2% of revenue for 2004 compared to 28.8% for 2003. Other operating expenses were 57.5% of revenue for 2004 compared to 47.6% for 2003. Loss from operations was $138 thousand compared to income from operations of $75 thousand for 2003.

2003 Compared to 2002

This segment was formed in connection with the acquisition in June 2003 of US SEARCH. Operating results for this segment are for the period from June 1, 2003 to December 31, 2003. Revenue for this seven-month period was $10.5 million. Salaries and benefits were 28.8% of revenue. Other operating expenses totaled $5 million or 47.6% of revenue. Income from operations was $75 thousand.

Corporate

2004 Compared to 2003

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. Additional costs were incurred for professional fees for Sarbanes Oxley compliance and for interest expense related to increased debt levels. The corporate expenses were $9.9 million in 2004 compared to expenses of $5.7 million in 2003.

2003 Compared to 2002

Corporate expenses were initially incurred when First Advantage was created by the June 5, 2003 merger of the FAST division with US SEARCH. Corporate costs and expenses represent primarily compensation and benefits for senior management and administrative staff and related general and administrative expenses including an administrative fee paid to First American.

Consolidated Results

2004 Compared to 2003

Consolidated service revenue for the year ended December 31, 2004 was $221.9 million, an increase of $87.0 million from 2003. Acquisitions accounted for $76.4 million of the increase. The consolidated organic revenue growth for existing businesses was $10.6 million, representing a 10.4% increase.

The consolidated gross margin of service revenue was 72.6% in 2004 compared to 71.7% in 2003.

Salaries and benefits were 36.9% of service revenue in 2004 and 37.9% in 2003. The decrease was primarily due to reductions in salaries and benefits as a percentage of revenue in the Enterprise Screening and Consumer Direct segments offset by an increase in corporate salary and benefits. The Corporate expenses for 2003 represent a seven-month period of costs.

Other operating expenses were 20.7% of service revenue in 2004 compared to 22.6% in 2003. The decrease was due to operating efficiencies in the Enterprise Screening segment offset by corporate expenses that were only incurred for seven months for 2003.

Depreciation and amortization increased by $4.1 million due to an increase in amortization of intangible assets as a result of fourteen acquisitions.

Income from operations was $20.7 million in 2004 compared to $5.0 million in 2003. The increase of $15.7 million is comprised of an increase in operating income of $18.4 million in the Enterprise Screening segment, an increase in operating income of $1.7 million in the Risk Mitigation segment and decrease in operating income of $.2 million in the Consumer Direct segment. Corporate expenses of $4.2 million offset this combined increase of $15.7 million in operating income at the business segments.

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

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank and with First American Corporation, the majority shareholder of the Company. Prior to the June 5, 2003 merger with US SEARCH, contributions from First American were also a primary source of liquidity. As of December 31, 2004, cash and cash equivalents were $7.6 million.

Cash provided by operating activities was $24.0 million; $1.8 million; and $5.5 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Cash provided from operating activities increased by $22.2 million from 2003 to 2004. The increase was derived from 2004 net income of $10.7 million in 2004 compared to $2.8 million in 2003, an increase in depreciation and amortization of $2.4 million, and a net cash inflow of $11.9 million due to changes in operating assets and liabilities compared to 2003. The primary changes in operating assets and liabilities were due to increases in accounts payable, accrued liabilities and income taxes, offset by an increase in accounts receivable and a decrease in accrued compensation and other liabilities.

Cash provided from operating activities decreased by $3.7 million from 2002 to 2003 while net income was $2.8 million in 2003 and $2.7 million in 2002. The decrease in cash provided from operating activities was due to an increase in depreciation and amortization, and an impairment charge totaling $6.1 million, offset by a net cash outflow of $9.9 million due to changes in operating assets and liabilities compared to 2002. The primary changes in operating assets and liabilities were mainly due to reductions in accounts payable, accrued liabilities and income taxes offset by an increase in accrued compensation and other liabilities.

Cash used in investing activities was $63.0 million, $13.0 million, and $4.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. In 2004, cash in the amount of $58.5 million was used for acquisitions. Purchases of property and equipment were $6.8 million in 2004 compared to $1.9 million in 2003 and $3.3 million in 2002. Database development costs were $1.5 million in 2004 compared to $2.2 million in 2003 and $2.8 million in 2002.

Cash provided by financing activities was $40.9 million, $10.3 million, and $4.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. In 2004, proceeds from bank financing were $72.0 million. Repayment of debt was $34.8 million in 2004, $4.3 million in 2003, and $1.2 million in 2002. Prior to the June 2003 merger with US SEARCH, cash contributions from First American were $5.3 million in 2003, and $5.7 million in 2002.

First Advantage also leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that First Advantage will pay insurance and applicable taxes.

On January 17, 2005, the Company entered into a thirteen-year facilities lease agreement with 100 Carillon, LLC for approximately 74,000 square feet of office space in St. Petersburg, Florida. This office space will serve as the Company’s new corporate headquarters. The Company’s Florida based employment background screening group and investigative services group will also reside in this new office space. Aggregate minimum lease payments are $22.8 million over the term of the lease, which commences on April 1, 2005. The monthly lease payment will be prorated based on partial occupancy until August 1, 2005.

On March 18, 2004, the Company entered into a three year $25 million uncollateralized revolving line of credit with a bank (the “Line of Credit”). The Line of Credit is guaranteed by First American. The Line of Credit bears interest at a rate equal to the 30-day LIBOR Rate plus an applicable margin ranging from 1.29% per annum to 2.29% per annum. Accrued interest is payable monthly. There was $25 million outstanding as of December 31, 2004.

On July 31, 2003, the Company entered into a $15 million loan agreement (the “Note”) with a bank (the “Loan Agreement”). On September 7, 2004, the Loan Agreement was amended whereby the Company’s available borrowings thereunder were increased from $15 million to $20 million. The Note matures July 31, 2006. The outstanding principal balance under the related Note cannot exceed the lesser of $20 million or 80% of eligible accounts receivable, as defined in the Loan Agreement. The Note bears interest at the 30-day LIBOR rate plus an applicable margin ranging from 1.25% per annum to 2.5% per annum. The Loan Agreement provides that the Company must adhere to certain financial covenants. One of the financial covenants requires the maintenance of a “Funded Debt to EBITDA” ratio not to exceed 2.5 to 1.0. Funded Debt is defined as all outstanding liabilities for borrowed money and other interest bearing liabilities less the non-current portion of subordinated liabilities. EBITDA, as defined in the Loan Agreement, means net income less income or plus losses from discontinued operations and extraordinary items, plus all of the following: income taxes, interest expense, depreciation, amortization, depletion and other non-cash charges. A second financial covenant requires that the Company maintain a “Debt Service Coverage Ratio”, as defined in the Loan Agreement, of at least 1.5 to 1. At December 31, 2004, the Company was in compliance with the financial covenants of the Loan Agreement.

In July 2003, First Advantage entered into a Promissory Note with The First American Corporation. The loan evidenced by the Promissory Note is a $10 million uncollateralized revolving loan with interest payable monthly. The principal balance of the Promissory Note is payable on July 31, 2006. The Promissory Note is subordinated to the $20 million bank debt and bears interest at the rate payable under the $20 million bank debt plus 0.5% per annum. There was $10 million outstanding at December 31, 2004.

On April 27, 2004, the Company entered into a Promissory Note with First American. The loan evidenced by the Promissory Note is a $20 million unsecured revolving loan, with interest payable monthly. The principal balance of the Promissory Note is due on July 31, 2006. The Promissory Note is subordinated to the bank Loan Agreement and Line of Credit and bears interest at the rate payable under the $20 million bank Loan Agreement plus 0.5% per annum. There was $12.5 million outstanding as of December 31, 2004.

At December 31, 2004 the Company had unused lines of credit of $15.0 million.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 4,000,000 shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on July 14, 2003. A total of 2,225,704 of the 4,000,000 shares were issued for acquisitions as of December 31, 2004.

In 2004 and 2003, First Advantage sought to acquire other businesses as part of its growth strategy. The Company will continue to evaluate acquisitions in order to achieve economies of scale, expand market share and enter new markets. The extent of future acquisitions, however, is dependent upon the availability of capital and liquidity to fund such acquisitions.

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

The following is a schedule of long-term contractual commitments (as of December 31, 2004) over the periods in which they are expected to be paid.

	2005	2006	2007	2008	2009	Thereafter	Total
Advertising commitments	$24,000	$24,000	$—	$—	$—	$—	$48,000
Minimum contract purchase commitments	681,000	429,000	461,000	490,000	520,000	—	2,581,000
Operating leases	7,523,000	6,369,000	4,685,000	3,343,000	3,069,000	7,466,000	32,455,000
Long-term debt	19,859,000	50,025,000	30,885,000	5,000,000	—	—	105,769,000
Capital leases	11,000	—	—	—	—	—	11,000

Total	$28,098,000	$56,847,000	$36,031,000	$8,833,000	$3,589,000	$7,466,000	$140,864,000

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” The Company had no holdings of derivative financial instruments at December 31, 2004 and our total liabilities as of December 31, 2004 consist primarily of notes payable, accounts payable and accrued liabilities. Although the Company has operations in certain foreign countries, these operations, in the aggregate, are not material to the Company’s financial condition or results of operations.

The Company’s fixed rate debt consists primarily of uncollateralized term notes. In addition, the Company has $60 million of variable rate debt outstanding. A 1% increase in interest rates, due to increased rates nationwide, would result in $600,000 additional annual interest payments which could be significant to the Company. The table below provides information about certain liabilities that are sensitive to changes in interest rates and presents cash flows and the related weighted average interest rates by expected maturity dates.

	2005	2006	2007	2008	Total	Fair Market Value
Long Term Debt
Fixed Rate	$19,870,000	$15,025,000	$5,885,000	$5,000,000	$45,780,000	$45,462,000
Average Interest Rate	4.14%	4.61%	4.76%	5.00%	4.47%

Variable Rate	$—	$35,000,000	$25,000,000	$—	$60,000,000	$60,000,000
Average Interest Rate		3.99%	3.67%		3.86%
Total	$19,870,000	$50,025,000	$30,885,000	$5,000,000	$105,780,000	$105,462,000

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of First Advantage Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of First Advantage Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Tampa, Florida

March 9, 2005

First Advantage Corporation

Consolidated Balance Sheets

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$7,637,000	$5,637,000
Accounts receivable (less allowance for doubtful accounts of $1,782,000 and $1,327,000 in 2004 and 2003, respectively)	43,124,000	23,672,000
Income taxes receivable	—	1,282,000
Prepaid expenses and other current assets	2,141,000	2,512,000

Total current assets	52,902,000	33,103,000
Property and equipment, net	22,049,000	19,719,000
Goodwill	305,539,000	204,710,000
Intangible assets, net	40,987,000	18,528,000
Database development costs, net	8,257,000	7,162,000
Other assets	1,619,000	678,000

Total assets	$431,353,000	$283,900,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,190,000	$4,211,000
Accrued compensation	9,922,000	9,373,000
Accrued liabilities	9,113,000	6,327,000
Due to affiliates	161,000	992,000
Income taxes payable	4,381,000	—
Current portion of long-term debt and capital leases	19,870,000	7,231,000

Total current liabilities	53,637,000	28,134,000
Long-term debt and capital leases, net of current portion	85,910,000	13,473,000
Other liabilities	1,635,000	1,957,000

Total liabilities	141,182,000	43,564,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 75,000,000 shares authorized; 7,226,801 and 4,866,362 shares issued and outstanding as of December 31, 2004 and December 31, 2003, respectively	7,000	5,000
Class B common stock, $.001 par value; 25,000,000 shares authorized; 16,027,286 shares issued and outstanding as of December 31, 2004 and 2003	16,000	16,000
Additional paid-in capital	271,995,000	233,101,000
Retained earnings	17,895,000	7,214,000
Accumulated other comprehensive income	258,000	—

Total stockholders’ equity	290,171,000	240,336,000

Total liabilities and stockholders’ equity	$431,353,000	$283,900,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Service revenue	$221,938,000	$134,910,000	$73,040,000
Reimbursed government fee revenue	44,599,000	31,585,000	27,885,000

Total revenue	266,537,000	166,495,000	100,925,000

Cost of service revenue	60,884,000	38,154,000	17,534,000
Government fees paid	44,599,000	31,585,000	27,885,000

Total cost of service	105,483,000	69,739,000	45,419,000

Gross margin	161,054,000	96,756,000	55,506,000

Salaries and benefits	81,904,000	51,178,000	31,863,000
Other operating expenses	45,928,000	30,449,000	15,046,000
Depreciation and amortization	12,542,000	8,428,000	4,096,000
Impairment loss	—	1,739,000	—

Total operating expenses	140,374,000	91,794,000	51,005,000

Income from operations	20,680,000	4,962,000	4,501,000

Interest (expense) income:
Interest expense	(2,267,000)	(154,000)	(229,000)
Interest income	30,000	41,000	59,000

Total interest (expense), net	(2,237,000)	(113,000)	(170,000)

Income before income taxes	18,443,000	4,849,000	4,331,000
Provision for income taxes	7,762,000	2,046,000	1,629,000

Net income	10,681,000	2,803,000	2,702,000

Other comprehensive income, net of tax:
Foreign currency translation adjustments	258,000	—	—

Comprehensive income	$10,939,000	$2,803,000	$2,702,000

Per share amounts:
Basic	$0.49	$0.14	N/A

Diluted	$0.48	$0.14	N/A

Weighted-average common shares outstanding:
Basic	21,906,507	20,260,854	N/A

Diluted	22,230,642	20,397,587	N/A

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2004, 2003 and 2002

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at January 1, 2002	—	$—	$51,366,000	$—	$1,709,000	$53,075,000
Net income for 2002	—	—	—	—	2,702,000	2,702,000
Contribution from First American - Operations	—	—	84,458,000	—	—	84,458,000
Contribution from First American - Cash	—	—	5,667,000	—	—	5,667,000
Capitalization of entity	1	—	1,000	—	—	1,000

Balance at December 31, 2002	1	$—	$141,492,000	$—	$4,411,000	$145,903,000
Net income for 2003	—	—	—	—	2,803,000	2,803,000
Contribution from First American - Operations	—	—	10,696,000	—	—	10,696,000
Contribution from First American - Cash	—	—	5,269,000	—	—	5,269,000
Class A Shares issued in connection with US SEARCH.com acquisition	3,974,761	4,000	60,147,000	—	—	60,151,000
Class B Shares issued to First American in connection with US SEARCH.com acquisition	16,027,285	16,000	—	—	—	16,000
Class A Shares issued in connection with other acquisitions	864,082	1,000	15,149,000	—	—	15,150,000
Class A Shares issued in connection with stock option plan and employee stock purchase plan	27,519	—	348,000	—	—	348,000

Balance at December 31, 2003	20,893,648	$21,000	$233,101,000	$—	$7,214,000	$240,336,000
Net income for 2004	—	—	—	—	10,681,000	10,681,000
Class A Shares issued in connection with other acquisitions	1,361,622	1,000	23,179,000	—	—	23,180,000
Class A Shares issued in connection with stock option plan, employee stock purchase plan and warrants	243,767	—	3,704,000	—	—	3,704,000
Class A Shares issued in connection with convertible notes payable	755,050	1,000	12,011,000	—	—	12,012,000
Other comprehensive income	—	—	—	258,000	—	258,000

Balance at December 31, 2004	23,254,087	$23,000	$271,995,000	$258,000	$17,895,000	$290,171,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$10,681,000	$2,803,000	$2,702,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,542,000	8,428,000	4,096,000
Impairment loss	—	1,739,000	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,468,000)	(1,851,000)	(390,000)
Prepaid expenses and other current assets	655,000	(5,000)	(82,000)
Other assets	8,824,000	1,291,000	216,000
Accounts payable	4,236,000	(7,167,000)	(1,030,000)
Accrued liabilities	(3,178,000)	(7,938,000)	(6,154,000)
Due to affiliates	(866,000)	213,000	—
Income taxes payable	2,749,000	(1,798,000)	2,976,000
Accrued compensation and other liabilities	(2,211,000)	6,076,000	3,145,000

Net cash provided by operating activities	23,964,000	1,791,000	5,479,000

Cash flows from investing activities:
Database development costs	(1,477,000)	(2,156,000)	(2,835,000)
Purchases of property and equipment	(6,751,000)	(1,867,000)	(3,321,000)
Cash paid for acquisitions	(58,455,000)	(10,930,000)	—
Net book value of businesses acquired by First American	—	—	(2,693,000)
Cash balance of companies acquired	3,721,000	1,967,000	4,111,000

Net cash used in investing activities	(62,962,000)	(12,986,000)	(4,738,000)

Cash flows from financing activities:
Proceeds from long-term debt	72,000,000	9,000,000	—
Repayment of long-term debt	(34,768,000)	(4,299,000)	(1,182,000)
Cash contributions from First American	—	5,269,000	5,668,000
Proceeds from Class A Shares issued in connection with stock option plan and employee stock purchase plan	3,704,000	348,000	—

Net cash provided by financing activities	40,936,000	10,318,000	4,486,000

Effect of exchange rates on cash	62,000	—	—

Increase (decrease) in cash and cash equivalents	2,000,000	(877,000)	5,227,000
Cash and cash equivalents at beginning of period	5,637,000	6,514,000	1,287,000

Cash and cash equivalents at end of period	$7,637,000	$5,637,000	$6,514,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,063,000	$170,000	$116,000

Cash paid for income taxes	$224,000	$62,800	$—

Non-cash investing and financing activities:
Operations contributed by First American	$—	$10,696,000	$84,458,000

Common stock issued in connection with US SEARCH.com acquisition	$—	$60,167,000	$—

Class A Shares issued in connection with other acquisitions	$23,180,000	$15,150,000	$—

Class A Shares issued in connection with convertible debt	$12,012,000	$—	$—

Debt issued in connection with acquisitions	$58,970,000	$11,250,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003 and 2002

1. Organization and Nature of Business

In June 2003, First Advantage Corporation (the “Company”), a newly formed holding company, acquired US SEARCH.com and six operating subsidiaries of The First American Corporation (“First American”) that formerly comprised its First American Screening Technologies (“FAST”) division. The operating subsidiaries included HireCheck, Inc., First American Registry, Inc., Substance Abuse Management, Inc., American Driving Records, Inc., Employee Health Programs, Inc., and SafeRent, Inc. First American owns approximately 69% of the shares of capital stock of the Company as of December 31, 2004. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

The Company provides best-in-class single-source solutions for global risk mitigation and enterprise and consumer screening needs. The Company operates in three primary business segments; Enterprise Screening, Risk Mitigation and Consumer Direct.

The Enterprise Screening segment includes employment background screening, occupational health services, resident screening services and tax incentive services.

The Risk Mitigation segment includes motor vehicle records and investigative services.

The Consumer Direct segment provides consumers with a single, comprehensive access point to a broad range of information to assist them in locating people and other public data searches.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s operating results for the year ended December 31, 2004, 2003 and 2002 include results for the acquired entities from their respective dates of acquisition. The Company’s operating results for the year ended December 31, 2003, include results for the FAST division from January 2003 and the results for US SEARCH.com from June 2003. The Company’s operating results for the year ended December 31, 2002 include results for the FAST division only.

Certain amounts for the year ended December 31, 2003, and 2002 have been reclassified to conform to the 2004 presentation.

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2004 include the accounts of the Company and all majority owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the statements. Actual results could differ from the estimates and assumptions used.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments at December 31, 2004 and 2003, which includes cash and cash equivalents and accounts receivable, approximates fair value because of the short maturity

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

of those instruments. The Company considers the variable rate debt to be representative of current market rates and, accordingly, estimates that the recorded amounts approximate fair market value. Fair value estimates of the fixed rate debt were determined using discounted cash flow methods with a discount rate of 5.25% and 4.0%, which is the rate that similar instruments could be negotiated at December 31, 2004 and 2003, respectively.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are summarized as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$7,637,000	$7,637,000	$5,637,000	$5,637,000
Accounts receivable	43,124,000	43,124,000	23,672,000	23,672,000
Long-term debt and capital leases	(105,780,000)	(105,462,000)	(20,704,000)	(20,554,000)

Cash Equivalents

The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less.

Accounts Receivable

Accounts receivable are due from companies in a broad range of industries located throughout the United States. Credit is extended based on an evaluation of the customer’s financial condition, and generally, collateral is not required.

The allowance for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance for bad debts against amounts due, to reduce the net recognized receivable to the amount it reasonably believes will be collected. This analysis requires making significant estimates, and changes in facts and circumstances which could result in material changes in the allowance for uncollectible receivables. Management believes that the allowance at December 31, 2004 and 2003 is reasonably stated.

Property and Equipment

Property and equipment are recorded at cost. Property and equipment includes computer software acquired and developed for internal use. Software development costs are capitalized from the time technological feasibility is established until the software is ready for use.

The Company follows Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires the Company to capitalize interest costs incurred and certain payroll-related costs of employees directly associated with developing software in addition to incremental payments to third parties.

Depreciation on leasehold improvements is computed on the straight-line method over the shorter of the life of the asset, or the lease term, ranging from 3 to 10 years. Depreciation on data processing equipment and

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

furniture and equipment is computed using the straight-line method over their estimated useful lives ranging from 3 to 10 years. Capitalized software costs are amortized using the straight-line method over estimated useful lives of 3 to 5 years.

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

The Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets,” impairment testing process includes two phases. The first phase (Test 1) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis, market approach valuations and third-party valuation advisors. If the fair value of the reporting unit exceeds its book value, the goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second test (Test 2) must be completed to determine if the fair value of the goodwill exceeds the book value of the goodwill. The fair value of the goodwill is determined by discounted cash flow analysis and appraised values.

Purchase Accounting

The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangible assets, in particular is very subjective. The Company generally uses internal cash flow models and in certain instances third party valuations in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense. Amounts allocated to certain assets and liabilities as of December 31, 2004 are based on preliminary estimates of fair value and may be revised in 2005. The Company does not anticipate that revisions to the amounts allocated to acquired assets and liabilities, if any, will be significant to the Company’s financial statements.

Income Taxes

Taxes are based on income for financial reporting purposes and include deferred taxes applicable to temporary differences between the financial statement carrying amount and the tax basis of certain of the Company’s assets and liabilities. The tax provision has been calculated on a separate return basis. The Company’s income tax returns are filed either on a separate company basis or as part of the consolidated income tax returns of First American, depending on when an operating subsidiary was acquired and the rules of the

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

jurisdiction. The Company has a tax sharing arrangement with First American whereby the Company will fund any tax liabilities due related to its operations and First American will repay any refunds received related to the Company’s operations.

Impairment of Long-Lived Assets

With respect to long-lived assets to be held and used, an asset (or group of assets) will be considered impaired when the expected undiscounted cash flows from use and/or disposition are less than the asset’s carrying value. The amount of any impairment charge will be based on the difference between the carrying and fair value of the asset. The determination of fair values considers quoted market prices, if available, and prices for similar assets and the results of other valuation techniques.

For assets to be sold, an asset (or group of assets) that meets the criteria established by SFAS No. 144, “Accounting for the Impairment of Disposal of Long Lived Assets,” for classification of assets held for sale will be carried at the lower of carrying amount or fair value less cost to sell.

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

Stock Based Compensation

The Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” as of January 1, 2003 with respect to the disclosure requirements. The Company has elected to continue accounting for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The fair value for each option grant is estimated using the Black-Scholes pricing model assuming a dividend yield of 0%; expected volatility of 34%; a weighted-average risk free interest rate of 4.13% and an expected life of nine years. If the Company had elected or was required to apply the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table.

	Year Ended December 31, 2004	Year Ended December 31, 2003
Net income, as reported	$10,681,000	$2,803,000
Less: stock based compensation expense, net of tax	3,197,000	1,428,000

Pro forma net income	$7,484,000	$1,375,000

Earnings per share:
Basic, as reported	$0.49	$0.14
Basic, pro forma	$0.34	$0.07
Diluted, as reported	$0.48	$0.14
Diluted, pro forma	$0.34	$0.07

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of FASB Statement 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt the standard in the third quarter of fiscal year 2005. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

3. Acquisitions

During 2004, the Company acquired fourteen businesses. The acquisitions have been included in the Company’s Enterprise Screening and Risk Mitigation segments. The preliminary allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with SFAS No.141, “Business Combinations.”

The aggregate purchase price of these acquisitions is as follows:

Cash	$58,455,000
Notes payable	47,197,000
Convertible notes payable	11,773,000
Class A Shares issued	23,180,000

Purchase price	$140,605,000

As of December 31, 2004, all convertible notes payable have been converted to Class A shares.

The allocation of the aggregate purchase price of the acquisitions in 2004 is as follows:

Goodwill	$109,716,000
Identifiable intangible assets	26,001,000
Net assets acquired	4,888,000

$140,605,000

The changes in the carrying amount of goodwill, by operating segment, for the year ended December 31, 2004 are as follows:

Operating Segment	Enterprise Screening	Risk Mitigation	Consumer Direct	Consolidated
Balance, at December 31, 2003	$115,595,000	$63,539,000	$25,576,000	$204,710,000
Acquisitions	72,972,000	36,744,000	—	109,716,000
Adjustments to net assets acquired	577,000	348,000	153,000	1,078,000
Utilization of pre-acquisition tax loss carryforwards	(6,562,000)	—	(3,403,000)	(9,965,000)

Balance, at December 31, 2004	$182,582,000	$100,631,000	$22,326,000	$305,539,000

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

In June 2003, the Company acquired US SEARCH.com for a total purchase price of approximately $60.2 million. The purchase price was based upon an estimate of the fair value of the net assets of the FAST division contributed by First American to the Company in the mergers and estimated direct costs of the mergers. The allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with SFAS No.141, “Business Combinations.” In connection with the acquisition of US SEARCH.com, approximately $2.4 million of severance costs were accrued and included in net assets acquired in the allocation of the purchase price. In 2003, approximately $1.2 million of these severance costs were paid and charged to the accrual. The balance of the severance costs were paid in 2004. A full determination of the purchase price allocation was made concurrent with the effective acquisition date based on internal cash flow models and third party valuation analysis of tangible and intangible assets.

The allocation of the purchase price of the acquisition is as follows:

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

In applying the purchase method of accounting, management undertook a comprehensive review of the acquired entities to ensure that all identifiable assets and liabilities are properly recorded at their fair value. The acquisition of these companies was based on management’s consideration of past and expected future performance as well as the potential strategic fit with the long-term goals of First Advantage. The expected long-term growth, market position and expected synergies to be generated by inclusion of these companies are the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

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

Unaudited pro forma results of operations assuming all of the acquisitions were consummated on January 1, 2003 are as follows:

	2004	2003
Total revenue	$291,281,000	$274,367,000

Net income (loss)	$11,302,000	$(1,467,000)

Earnings (loss) per share:
Basic	$0.49	$(0.06)

Diluted	$0.49	$(0.06)

Weighted-average common shares outstanding:
Basic	23,142,604	22,999,122
Diluted	23,299,219	23,135,935

4. Goodwill and Intangible Assets

The Company’s reporting units for purposes of allocating goodwill and testing for impairment are the following: (i) employment background screening, occupational health services and tax incentive services; (ii) resident screening; (iii) risk mitigation services, and (iv) consumer direct.

In accordance with the adoption of SFAS No.142, “Goodwill and Other Intangible Assets,” the Company completed the transitional goodwill impairment test for all reporting units and determined that each reporting unit had a fair value in excess of carrying value, therefore, no goodwill impairment was recorded. The annual test for impairment was again performed in 2004, by a third party (using the September 30 valuation date) and the results were the same. Each reporting unit had a fair value in excess of carrying value and no goodwill impairment was recorded.

The Company has approximately $41 million of intangible assets at December 31, 2004, with definite lives ranging from 2 to 20 years.

Goodwill and other intangible assets for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Goodwill	$305,539,000	$204,710,000

Intangible assets:
Customer lists	$42,234,000	$19,179,000
Noncompete agreements	3,356,000	1,306,000
Other	911,000	12,000

	46,501,000	20,497,000

Less accumulated amortization	(5,514,000)	(1,969,000)

Intangible assets, net	$40,987,000	$18,528,000

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

Amortization expense of other intangible assets was approximately $3,542,000, $1,310,000 and $390,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense relating to intangible asset balances as of December 31, 2004 is expected to be as follows over the next five years:

2005	$4,865,000
2006	4,789,000
2007	4,304,000
2008	4,016,000
2009	4,009,000
Thereafter	19,004,000

$40,987,000

The change in the carrying amount of intangible assets is as follows for the year ending December 31, 2004:

Intangible Assets
Balance, at December 31, 2003	$18,528,000
Acquisitions	26,001,000
Amortization	(3,542,000)

Balance, at December 31, 2004	$40,987,000

5. Property and Equipment

As of December 31, 2004 and 2003, property and equipment is as follows:

	2004	2003
Furniture and equipment	$5,546,000	$4,737,000
Data processing equipment	7,395,000	6,639,000
Capitalized software	26,691,000	19,407,000
Leasehold improvements	2,623,000	2,230,000

	42,255,000	33,013,000
Less accumulated depreciation	(20,206,000)	(13,294,000)

Property and equipment, net	$22,049,000	$19,719,000

Depreciation and amortization expense was approximately $7,281,000, $5,767,000 and $2,708,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

An impairment charge of approximately $1.7 million was recorded in 2003 for capitalized software that is in the process of being replaced by a new operating system for the Enterprise Screening segment. The carrying value of the software was reduced to $524,000, its estimated fair value. There is no active market for this proprietary software. The fair value was determined by management and is based upon estimated replacement cost and the remaining useful life of the software.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

The capitalized cost of equipment under capital leases, which is included in data processing equipment in the accompanying consolidated balance sheets, was as follows at December 31:

	2004	2003
Property and equipment	$619,000	$619,000
Less accumulated depreciation	(578,000)	(530,000)

	$41,000	$89,000

6. Database Development Costs

Database development costs for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Eviction data	$11,892,000	$9,617,000
Criminal data	2,094,000	1,586,000
Less accumulated amortization	(5,729,000)	(4,041,000)

Database development costs	$8,257,000	$7,162,000

Amortization expense relating to database development costs was approximately $1,719,000, $1,351,000 and $998,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

7. Debt

On July 31, 2003, the Company entered into a $15 million loan agreement (the “Note”) with a bank (the “Loan Agreement”). On September 7, 2004, the Loan Agreement was amended whereby the Company’s available borrowings thereunder were increased from $15 million to $20 million. The Note matures July 31, 2006. The outstanding principal balance under the related Note cannot exceed the lesser of $20 million or 80% of eligible accounts receivable, as defined in the Loan Agreement. The Note bears interest at the 30-day LIBOR rate plus an applicable margin ranging from 1.25% per annum to 2.5% per annum. The Loan Agreement provides that the Company must adhere to certain financial covenants. One of the financial covenants requires the maintenance of a “Funded Debt to EBITDA” ratio not to exceed 2.5 to 1.0. Funded Debt is defined as all outstanding liabilities for borrowed money and other interest bearing liabilities less the non-current portion of subordinated liabilities. EBITDA, as defined in the Loan Agreement, means net income less income or plus losses from discontinued operations and extraordinary items, plus all of the following: income taxes, interest expense, depreciation, amortization, depletion and other non-cash charges. A second financial covenant requires that the Company maintain a “Debt Service Coverage Ratio”, as defined in the Loan Agreement, of at least 1.5 to 1. At December 31, 2004, the Company was in compliance with the financial covenants of the Loan Agreement.

On March 18, 2004, the Company entered into a three year $25 million uncollateralized revolving line of credit with a bank (the “Line of Credit”). The Line of Credit is guaranteed by First American. The Line of Credit bears interest at a rate equal to the 30-day LIBOR Rate plus an applicable margin ranging from 1.29% per annum to 2.29% per annum. Accrued interest is payable monthly. The Line of Credit matures in March, 2007.

On July 31, 2003, the Company entered into a Promissory Note with First American. The loan evidenced by the Promissory Note is a $10 million uncollateralized revolving loan, with interest payable monthly. The principal balance of the Promissory Note is payable on July 31, 2006. The Promissory Note is subordinated to the $20 million bank debt and bears interest at the rate payable under the $20 million bank debt plus 0.5% per annum.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

On April 27, 2004, the Company entered into a Promissory Note with First American. The loan evidenced by the Promissory Note is a $20 million uncollateralized revolving loan, with interest payable monthly. The principal balance of the Promissory Note is due on July 31, 2006. The Promissory Note is subordinated to the bank Loan Agreement and Line of Credit and bears interest at the rate payable under the $20 million bank Loan Agreement plus 0.5% per annum.

Long-term debt consists of the following at December 31:

	2004	2003
Acquisition notes:
Weighted average interest rate of 4.5% and 2.4% at December 31, 2004 and 2003, respectively, with maturities through 2008	$45,550,000	$10,031,000
Bank notes:
$20 million Loan Agreement, interest at 30-day LIBOR plus 1.25% (3.65% and 2.51% at December 31, 2004 and 2003, respectively), matures July 2006	12,500,000	9,000,000
$25 million Line of Credit, interest at 30-day LIBOR plus 1.39% (3.79% at December 31, 2004), matures March 2007	25,000,000	—
Promissory Notes with First American:
$10 million revolving loan, interest at 30-day LIBOR plus 1.75% (4.15% at December 31, 2004), matures July 2006	10,000,000	—
$20 million revolving loan, interest at 30-day LIBOR plus 1.89% (4.29% at December 31, 2004), matures July 2006	12,500,000	—
Promissory Note (related to US SEARCH.com acquisition):
Interest rate of 5%, principal and interest payments monthly of $127,000, matures December 2004	—	1,430,000
Capital leases and other debt:
Various interest rates with maturities through 2006	230,000	243,000

Total long-term debt and capital leases	105,780,000	20,704,000
Less current portion of long-term debt and capital leases	19,870,000	7,231,000

Long-term debt and capital leases, net of current portion	$85,910,000	$13,473,000

Aggregate maturities of long-term borrowings over the next four years are as follows:

Year ending December 31,
2005	$19,870,000
2006	50,025,000
2007	30,885,000
2008	5,000,000

Total	$105,780,000

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

8. Income Taxes

The provision (benefit) for income taxes are summarized as follows:

	2004	2003	2002
Current:
Federal	$(652,000)	$(653,000)	$1,036,000
State	711,000	535,000	540,000

	59,000	(118,000)	1,576,000

Deferred:
Federal	6,330,000	2,272,000	171,000
State	1,373,000	(108,000)	(118,000)

	7,703,000	2,164,000	53,000

Total current and deferred	$7,762,000	$2,046,000	$1,629,000

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of the difference is as follows:

	2004	2003	2002
Taxes calculated at federal rate	$6,446,000	$1,697,000	$1,516,000
Amortization expense	—	(12,000)	—
State taxes, net of federal benefit	1,355,000	278,000	274,000
Exclusion of certain meals and entertainment expenses	178,000	121,000	74,000
Other items, net	(217,000)	(38,000)	(235,000)

	$7,762,000	$2,046,000	$1,629,000

The primary components of temporary differences that give rise to the Company’s net deferred tax liability is as follows:

	2004	2003
Deferred tax assets:
Federal net operating loss carryforwards	$43,635,000	$40,174,000
State net operating loss carryforwards	5,758,000	6,892,000
State tax	78,000	—
Bad debt reserves	788,000	557,000
Employee benefits	775,000	549,000
Accrued expenses and loss reserves	82,000	1,115,000
Deferred revenue	139,000	—
Less: valuation allowance	(36,720,000)	(38,279,000)

	14,535,000	11,008,000

Deferred tax liabilities:
Depreciable and amortizable assets	14,370,000	9,156,000
State tax	—	1,852,000
Other	165,000	—

	14,535,000	11,008,000

Net deferred tax liability	$—	$—

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

As of December 31, 2004, the Company has federal and state net operating losses of approximately $124.7 million and $71.9 million, respectively. The $124.7 million federal and $71.9 of state net operating losses were generated by various subsidiaries prior to their acquisition by the Company. The use of these acquired net operating losses is subject to limitations imposed by the Internal Revenue Code and state jurisdictions. The net operating losses begin to expire at various times beginning in 2008. Management’s assessment is that the character and nature of the future taxable income may not allow the Company to realize certain tax benefits of net operating losses within the prescribed carry forward periods. Accordingly, an appropriate valuation allowance has been made. To the extent that the acquired net operating losses are used to offset future taxable income, an adjustment to goodwill will be recorded.

9. Employee Benefits

Effective January 1, 2004, the Company created the First Advantage Corporation 401(k) Plan (the “Savings Plan”). All employees of the Company who participated in the First American Corporation 401(k) Savings Plan (the “First American Plan”) were transferred into the Company’s Savings Plan. A total of 2.0 million shares of First Advantage Class A common stock is reserved for issuance in connection with the Savings Plan. The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. The Company makes contributions to the Savings Plan based on profitability, as well as contributions of the participants. The Company’s expense related to the Savings Plan amounted to approximately $898,000 for the year ended December 31, 2004.

Prior to January 1, 2004, employees of the Company were eligible to participate in the First American Plan, which was available to substantially all employees. The Company’s expense related to the First American Plan amounted to approximately $1,506,000 and $652,000 for the years ended December 31, 2003 and 2002, respectively.

Certain employees of the Company are eligible to participate in First American’s defined benefit pension plan. The Company expensed payments to the pension plan of approximately $268,000, $210,000 and $228,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The actuarial present value of accumulated plan benefits and net assets available for benefits to the Company’s employees under this plan is not readily available.

In August 2003, the Company’s board of directors approved the First Advantage Corporation 2003 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, allows eligible employees to purchase First Advantage Class A common stock through payroll deductions for 85% of the fair market value of the First Advantage Class A common stock. Participation in the plan is voluntary. Eligible employees may participate by authorizing payroll deductions of up to 15% of their base pay for each payroll period. At the end of each one-month offering period, each participant will receive an amount of First Advantage Class A common stock equal to the sum of that participant’s payroll deductions during such period divided by 85% of the fair market value of the common stock at the end of the period. No employee may participate in the plan if such employee owns or would own after the purchase of shares under the plan, 5% or more of the voting power of all classes of First Advantage stock. Shares of First Advantage Class A common stock issued under the Stock Purchase Plan must be held for a period of one year. A total of 1.0 million shares of First Advantage Class A common stock is reserved for issuance under the plan. A total of 19,198 and 3,492 shares have been issued in connection with the plan for the years ended December 31, 2004 and 2003, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

10. Related Parties

First American provides certain legal, financial, technology, administrative and managerial support services to the Company. Prior to April 1, 2003, the amounts allocated to the Company were based on reasonable assumptions (primarily usage, time incurred and number of employees) as to the proportion of the services used by the Company in relation to the actual costs incurred by First American in providing the services. The Company recognized expenses of approximately $457,000 and $1,565,000 in 2003 and 2002, respectively, relating to these services.

The Company and First American entered into a services agreement, which was implemented on April 1, 2003 and continued through December 31, 2003. Human resources systems and payroll systems and support, network services and financial systems were provided at an annual cost of approximately $300,000. Legal and tax support, human resources support, investor relations and corporate communications support, accounting and financial management support, strategic planning and general management support were provided at an annual cost of approximately $600,000 plus reasonable out of pocket expenses. In addition, certain other services including pension and 401(k) expenses, corporate and medical insurance, personal property leasing and company car programs were provided at actual cost. The Company incurred approximately $675,000 in related service fees for the year ended December 31, 2003.

An amended and restated services agreement was entered into on January 1, 2004. Under the terms of the new agreement, human resources systems and payroll systems and support, network services and financial systems are provided at an annual cost of approximately $300,000. In addition, certain other services including pension and 401(k) expenses, corporate and medical insurance, personal property leasing and company car programs are provided at actual cost. The initial term of the agreement is for one year, and self renews every six months. The Company incurred approximately $300,000 in service fees for the year ended December 31, 2004.

In 2004, the Company incurred costs of approximately $150,000 for internal audit services provided by First American.

Effective January 1, 2003, the Company and a subsidiary of First American entered into an agreement whereby the Company will act as an agent in selling renters insurance. The Company receives a commission of 12% of the insurance premiums and 20% of the profits (as defined in the agreement) of the insurance premiums written. Commissions earned in 2004 and 2003 were approximately $87,000 and $11,000 respectively.

The Company performs employment screening services for First American. Total revenue from First American was approximately $422,000, $353,000 and $249,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

Prior to June 2003, First American contributed certain operations relating to businesses acquired and has also forgiven certain amounts owed by the Company in connection with the acquisitions and in the funding of operations of the Company. Net assets, in connection with acquisitions, contributed to the Company by First American totaled approximately $10,696,000 and $84,458,000 in 2003 and 2002, respectively. These amounts have been treated as additional paid-in capital in the accompanying financial statements. Amounts contributed to the Company by First American to fund operations are as follows:

	2003	2002
Allocated selling, general & administrative expenses	$457,000	$1,565,000
Cash advances	809,000	2,776,000
Other, net	4,003,000	1,327,000

	$5,269,000	$5,668,000

11. Commitments and Contingencies

Operating Leases

The Company leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company will pay insurance and taxes. Rent expense under operating leases was approximately $9,017,000, $5,082,000 and $2,860,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum rental payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004, are as follows:

Year ending December 31,
2005	$7,523,000
2006	6,369,000
2007	4,685,000
2008	3,343,000
2009	3,069,000
Thereafter	7,466,000

$32,455,000

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. The Company does not believe that the outcome of any pending or threatened litigation will have a material adverse effect on the Company’s financial position or operating results.

12. Earnings Per Share

Pursuant to the provisions of SFAS No.128 “Earnings Per Share”, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants. Options and warrants totaling 1,862,494 and 2,140,712 in 2004 and 2003, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

	2004	2003
Net Income - numerator for basic and fully diluted earnings per share	$10,681,000	$2,803,000
Denominator:
Weighted-average shares for basic earnings per share	21,906,507	20,260,854
Effect of dilutive securities - employee stock options and warrants	324,135	136,733

Denominator for diluted earnings per share	22,230,642	20,397,587

Earnings per share:
Basic	$0.49	$0.14
Diluted	$0.48	$0.14

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

At December 31, 2004, stock options to purchase 2,525,000 shares of the Company’s common stock were granted under the First Advantage Corporation 2003 Incentive Compensation Plan, Inc. The Company accounts for these stock options in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, the Company does not recognize compensation cost in connection with these plans, as all options granted under these plans had an exercise price equal to the market value of the Company’s common stock on the date of grant.

Warrants and Options to Purchase Class A Common Stock, Assumed in the Merger

The Company agreed to assume the obligations of US SEARCH.com contained in all warrants to purchase common stock of US SEARCH.com outstanding on the closing date of the merger. Pursuant to the merger agreement and the terms of the warrants, the holders of the warrants are entitled to receive upon exercise thereof 0.04 of a share of First Advantage Class A common stock for each share of US SEARCH.com common stock that such warrant holder would have been entitled to receive pursuant to the warrant prior to the closing of the

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

merger. The Company had outstanding warrants to purchase up to 316,339 and 347,436 shares of its common stock at exercise prices ranging from $0.25 to $29.38 per share, as of December 31, 2004 and 2003, respectively.

All outstanding stock options, stock appreciation rights, limited stock appreciation rights and stock purchase rights of US SEARCH.com were assumed by the Company and converted automatically into options to purchase shares of First Advantage Class A common stock calculated in accordance with the exchange ratio, rounded down to the nearest whole share. The exercise price is equal to the exercise price per share of US SEARCH.com common stock divided by the exchange ratio, rounded down to the nearest whole cent. The outstanding stock options, stock appreciation rights, limited stock appreciation rights and stock purchase rights of US SEARCH.com otherwise continue to be exercisable and vest subject to the terms and conditions applicable to them before the mergers. However, all outstanding stock options issued to US SEARCH.com employees and directors pursuant to the US SEARCH.com Amended and Restated 1998 Stock Incentive Plan and all outstanding stock options issued to US SEARCH.com’s non-employee directors pursuant to the US SEARCH.com 1999 Non-Employee Directors’ Stock Option Plan accelerated and became fully vested upon the occurrence of the mergers. As of December 31, 2004, the Company had outstanding options (previously issued by US SEARCH.com) to purchase up to 295,893 shares of its common stock at exercise prices ranging from $7.00 to $242.25 per share.

A total of 217,658 options were exercised at an average price of $15.71 and 508,294 options were forfeited at an average price of $45.92 in 2004.

A total of 11,716 options were exercised at an average price of $12.08 and 132,250 options were forfeited at an average price of $33.07 in 2003.

A total of 6,810 shares were issued in conjunction with the exercise of warrants at an average price of $15.44 in 2004. There were no warrants exercised in 2003.

The following table summarizes information about stock options and warrants outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 7.00 - $ 12.50	28,814	4.2	$11.15	25,327	$11.29
$12.51 - $ 25.00	2,366,763	7.9	$19.05	840,468	$19.81
$25.01 - $ 50.00	39,249	3.7	$41.45	37,788	$42.00
$50.01 - $242.25	24,706	2.9	$72.57	24,702	$72.54

	2,459,532			928,285

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price
$ 0.25 - $22.50	96,924	4.15	$15.34
$22.51 - $26.00	216,415	1.51	$26.10
$26.01 - $29.38	3,000	2.14	$29.38

	316,339

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

14. Segment Information

The Company operates in three primary business segments: Enterprise Screening, Risk Mitigation and Consumer Direct.

The Enterprise Screening segment includes employment background screening, occupational health services, resident screening services and tax incentive services. Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories. Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs, sales and use tax programs and fleet asset management programs. Revenue for the Enterprise Screening segment includes approximately $82,000 and $16,000 of sales to the Risk Mitigation segment in 2004 and 2003, respectively.

The Risk Mitigation segment includes motor vehicle records, transportation credit services and investigations. Products and services offered by the Risk Mitigation segment include driver history reports, vehicle registration, credit reports on cargo shippers and brokers, surveillance services, field interviews, computer forensics, electronic discovery, due diligence reports and other high level investigations. Revenue for the Risk Mitigation segment includes approximately $2,243,000 and $1,447,000 of sales to the Enterprise Screening segment in 2004 and 2003, respectively.

The Consumer Direct segment provides consumers with a single, comprehensive access point to a broad range of information to assist them in locating people and other public data searches. Revenue for the Consumer Direct segment includes approximately $86,000 and $17,000 of sales to the Enterprise Screening segment in 2004 and 2003, respectively.

The elimination of inter-segment revenue and cost of service revenue is included in Corporate. These transactions are recorded at cost.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

Selected financial information for the Company’s operations by segment for each of the past three years is as follows:

	Revenue	Depreciation and Amortization	Income (loss) before income taxes	Assets
2004
Enterprise Screening	$180,242,000	$8,109,000	$23,296,000	$265,939,000
Risk Mitigation	75,871,000	2,166,000	7,438,000	128,910,000
Consumer Direct	12,874,000	2,187,000	(136,000)	27,165,000
Corporate and Eliminations	(2,450,000)	80,000	(12,155,000)	9,339,000

Consolidated	$266,537,000	$12,542,000	$18,443,000	$431,353,000

2003
Enterprise Screening	$111,964,000	$6,269,000	$4,818,000	$163,146,000
Risk Mitigation	45,486,000	860,000	5,714,000	79,810,000
Consumer Direct	10,525,000	1,292,000	61,000	39,861,000
Corporate and Eliminations	(1,480,000)	7,000	(5,744,000)	1,083,000

Consolidated	$166,495,000	$8,428,000	$4,849,000	$283,900,000

2002
Enterprise Screening	$66,774,000	$3,497,000	$(667,000)	$117,864,000
Risk Mitigation	34,991,000	599,000	4,998,000	46,143,000
Consumer Direct	—	—	—	—
Corporate and Eliminations	(840,000)	—	—	1,000

Consolidated	$100,925,000	$4,096,000	$4,331,000	$164,008,000

15. Subsequent Events

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 2,000,000 shares of our Class A common stock, par value $.001 per share. The proceeds from the issuance of the shares will be used for general corporate purposes. The Registration Statement was declared effective on January 3, 2005.

On January 17, 2005, the Company entered into a thirteen-year facilities lease agreement with 100 Carillon, LLC for approximately 74,000 square feet of office space in St. Petersburg, Florida. This office space will serve as the Company’s new corporate headquarters. The Company’s Florida based employment background screening group and investigative services group will also reside in this new office space. Aggregate minimum lease payments are $22.8 million over the term of the lease, which commences on April 1, 2005. The monthly lease payment will be prorated based on partial occupancy until August 1, 2005.

    Unaudited Quarterly Financial Data

The following table sets forth certain unaudited financial data of the Company for the eight quarters in the period ended December 31, 2004. The Company’s results of operation for the four quarters in the year ended December 31, 2003 include the results of the FAST division from January 2003, and the results for US SEARCH from June 2003. Businesses acquired subsequent to June 2003 are included in the Company’s financial data from date of acquisition.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

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

	For the quarters ended
	3/31/2004	6/30/2004	9/30/2004	12/31/2004
Total revenue	$57,433,000	$68,919,000	$71,930,000	$68,255,000

Gross margin	$31,978,000	$41,474,000	$44,054,000	$43,548,000

Net income	$639,000	$3,208,000	$4,151,000	$2,683,000

Per share amounts:
Basic	$0.03	$0.15	$0.19	$0.12
Diluted	$0.03	$0.15	$0.19	$0.12
Weighted-average common shares outstanding:
Basic	21,155,223	21,502,035	21,878,468	23,090,715
Diluted	21,346,133	22,104,455	22,323,884	23,229,991

	For the quarters ended
	3/31/2003	6/30/2003	9/30/2003	12/31/2003
Total revenue	$31,541,000	$37,431,000	$47,634,000	$49,889,000

Gross margin	$17,722,000	$22,613,000	$28,894,000	$27,527,000

Net income (loss)	$330,000	$2,051,000	$1,429,000	$(1,007,000)

Per share amounts:
Basic	N/A	$0.10	$0.07	$(0.05)
Diluted	N/A	$0.10	$0.07	$(0.05)
Weighted-average common shares outstanding:
Basic	N/A	20,002,126	20,203,955	20,828,429
Diluted	N/A	20,122,023	20,337,947	21,020,537

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

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Items 10 through 14 of this report is set forth in the sections entitled “Nominees for Election of Directors,” “Information about our Board of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” “Executive Officers,” “Compensation of Executive Officers and Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Certain Relationships and Related Transactions,” “Stock Performance Graph” and “Principal Accounting Fees and Services” in the Company’s definitive proxy statement, which sections are incorporated in this report by reference. The definitive proxy statement will be filed no later than 120 days after the close of First Advantage’s fiscal year end of December 31, 2004.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

2.	Financial Statement Schedule.

Schedule II – Valuation and Qualifying Accounts

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2004, 2003 and 2002

Allowance for Doubtful Accounts

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts(1)	Deductions	Balance at End of Period
	(In thousands)
Year ended December 31, 2004	$1,327,000	$697,000	$131,000	$(373,000)	$1,782,000

Year ended December 31, 2003	$788,000	$317,000	$559,000	$(337,000)	$1,327,000

Year ended December 31, 2002	$717,000	$266,000	$164,000	$(359,000)	$788,000

(1)	Allowances established as a result of acquisitions

3.	Exhibits

Exhibit	Description
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

Exhibit	Description

10.4

Form of Standstill Agreement by and between the Company and The First American Corporation (incorporated by reference to Annex E to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.5

Form of Services Agreement between the Company and The First American Corporation (incorporated by reference to Annex F to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.6

Amended and Restated Services Agreement, dated January 1, 2004, between the Company and The First American Corporation (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.7

Promissory Note, made July 31, 2003, by First Advantage Corporation to the order of The First American Corporation (incorporated by reference to Exhibit 99.5 to the quarterly report on Form 10-Q filed by the Company on August 13, 2002 (No. 001-31666))

10.8

Employment Agreement, dated August 4, 2003, between First Advantage Corporation and David Wachtel (incorporated by reference to Exhibit 10 to the quarterly report on Form 10-Q filed by the Company on August 13, 2003 (No. 001-31666))*

10.9

Service Agreement for End-User, effective December 31, 2003, by and between First Advantage Enterprise Screening Corporation and The First American Corporation (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.10

Agency/Company Agreement, effective January 1, 2003, between First American Property & Casualty Insurance Company and Multifamily Community Insurance Agency, Inc. (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.11

Profit Share Program letter, dated January 1, 2003, from First American Property & Casualty Insurance Company to Multifamily Community Insurance Agency, Inc. (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.12

Loan Agreement, dated March 18, 2004, between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed on May 10, 2004 (No. 000-50285))

10.13

Linking License Agreement, between First American Real Estate Solutions L.P., and US SEARCH.com (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed on May 10, 2004 (No. 000-50285))

10.14

Promissory Note, made April 27, 2004, by First Advantage Corporation to the order of The First American Corporation (incorporated by reference to Exhibit 99.1 to the quarterly report on Form 10-Q filed on May 10, 2004 (No. 000-50285))

10.15

Amendment to Security Agreement, dated July 28, 2004, between First Advantage Corporation and Bank of America, N.A (incorporated by reference to Exhibit 99.1 to the quarterly report on Form 10-Q filed on August 6, 2004 (No. 000-50285))

10.16

Amendment to Security Agreement, dated July 28, 204, between SafeRent, Inc., Employee Health Programs, Inc., Substance Abuse Management, Inc., Hirecheck, Inc., American Driving Records, Inc., First American Registry, Inc., US SEARCH.com, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 99.2 to the quarterly report on Form 10-Q filed on August 6, 2004 (No. 000-50285))

10.17

Amendment to Security Agreement, dated July 28, 2004, between Omega Insurance Services, Inc., Proudfoot Reports, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 99.3 to the quarterly report on Form 10-Q filed on August 6, 2004 (No. 000-50285))

Exhibit	Description

10.18

Renewal Promissory Note, made July 28, 2004, by First Advantage Corporation to the order of Bank of America, N.A. (incorporated by reference to Exhibit 99.4 to the quarterly report on Form 10-Q filed on August 6, 2004 (No. 000-50285))

10.19

Amendment to Loan Agreement, dated July 28, 2004, between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 99.5 to the quarterly report on Form 10-Q filed on August 6, 2004 (No. 000-50285))

10.20

Amendment to Loan Agreement, dated September 7, 2004, between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed on November 5, 2004 (No. 000-50285))

10.21

Amendment to Security Agreement, dated September 7, 2004, between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed on November 5, 2004 (No. 000-50285))

10.22

Renewal Promissory Note, dated September 7, 2004 between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed on November 5, 2004 (No. 000-50285))

10.23

Amended and Restated Security Agreement, dated September 7, 2004 between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 5, 2004 (No. 000-50285))

10.24

Guaranty of Payment, dated September 7, 2004 between American Driving Records, Inc., Background Information Systems, Inc., CIC Enterprises, LLC, Corefacts, LLC, Employee Health Programs, Inc., Hirecheck, Inc., Infocheck, LTD, Landlord Protect, Inc., MVRS, Inc., Omega Insurance Services, Proudfoot Reports, Inc., Realeum, Inc., SafeRent, Inc., Seconda, LLC, UD Registry, Inc., and US SEARCH.com, Inc. (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 5, 2004 (No. 000-50285))

10.25.1	Lease Agreement, dated January 17, 2005 between First Advantage Corporation and 100 Carillon, LLC.

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement.

Copies of the Company’s Form 10-K that are furnished to stockholders of the Company do not include the exhibits listed above. Any stockholder desiring copies of one or more of such exhibits should write to the Secretary of the Company specifying the exhibit or exhibits required.

(b)	Reports on Form 8-K

During the three months ended December 31, 2004, the Company:

(i)	filed with the Securities and Exchange Commission a report on Form 8-K on October 14, 2004, with respect to the acquisition of Business Tax Credit Corporation d/b/a The Alameda Company;

(ii)	filed with the Securities and Exchange Commission a report on Form 8-K/A, dated October 22, 2004 (amendment to the Form 8-K filed October 14, 2004, providing the financial statements and pro forma financial information for Business Tax Credit Corporation d/b/a The Alameda Company.);

(iii)	furnished to the Securities and Exchange Commission a report on Form 8-K on October 26, 2004, with respect to the Company’s financial results for the quarter ended and the nine months ended September 30, 2004;

(iv)	furnished to the Securities and Exchange Commission a report on Form 8-K on October 28, 2004, with respect to the transcript for the earnings call held on October 26, 2004;

(v)	filed with the Securities and Exchange Commission a report on Form 8-K on November 4, 2004, with respect to the acquisition of Compunet Credit Services, Inc.;

(vi)	filed with the Securities and Exchange Commission a report on Form 8-K on November 10, 2004, with respect to the termination of a material agreement and departure of an officer;

(vii)	filed with the Securities and Exchange Commission a report on Form 8-K/A, on November 18, 2004 (amendment to the Form 8-K filed November 4, 2004, providing the financial statements and pro forma financial information for Compunet Credit Services, Inc.);

(viii)	filed with the Securities and Exchange Commission a report on Form 8-K, on December 1, 2004, with respect to the announcement of the hiring of an officer and the departure of an officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March, 2005.

FIRST ADVANTAGE CORPORATION

By:	/s/ JOHN LONG
John Long Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 10, 2005	By:	/s/ JOHN LONG
John Long Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2005	By:	/s/ JOHN LAMSON
John Lamson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 10, 2005	By:	/s/ PARKER S. KENNEDY
Parker S. Kennedy, Chairman

Date: March 10, 2005	By:	/s/ JOHN LONG
John Long, Director

Date: March 10, 2005	By:	/s/ J. DAVID CHATHAM
J. David Chatham, Director

Date: March 10, 2005	By:	/s/ BARRY CONNELLY
Barry Connelly, Director

Date: March 10, 2005	By:	/s/ LAWRENCE D. LENIHAN, JR.
Lawrence D. Lenihan, Jr., Director

Date: March 10, 2005	By:	/s/ DONALD NICKELSON
Donald Nickelson, Director

Date: March 10, 2005	By:	/s/ DONALD ROBERT
Donald Robert, Director

Date: March 10, 2005	By:	/s/ ADELAIDE A. SINK
Adelaide A. Sink, Director

Date: March 10, 2005	By:	/s/ DAVID WALKER
David Walker, Director

EXHIBIT INDEX

Exhibit	Description
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

4.1

Form of certificate representing shares of the Registrant’s Class A common stock (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

4.2

Form of certificate representing shares of the Registrant’s Class B common stock (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.1

First Advantage Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 4.19 to the amendment to the registration statement on Form S-4 filed by the Company on April 4, 2003 (No. 333-102565))*

10.2

First Advantage Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.20 to the amendment to the registration statement on Form S-4 filed by the Company on April 24, 2003 (No. 333-102565))*

10.3

Stockholders Agreement, dated as of December 13, 2002, by and among the Company, The First American Corporation and Pequot Private Equity Fund II, L.P. (incorporated by reference to Annex D to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.4

Form of Standstill Agreement by and between the Company and The First American Corporation (incorporated by reference to Annex E to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.5

Form of Services Agreement between the Company and The First American Corporation (incorporated by reference to Annex F to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.6

Amended and Restated Services Agreement, dated January 1, 2004, between the Company and The First American Corporation (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.7

Promissory Note, made July 31, 2003, by First Advantage Corporation to the order of The First American Corporation (incorporated by reference to Exhibit 99.5 to the quarterly report on Form 10-Q filed by the Company on August 13, 2002 (No. 001-31666))

10.8

Employment Agreement, dated August 4, 2003, between First Advantage Corporation and David Wachtel (incorporated by reference to Exhibit 10 to the quarterly report on Form 10-Q filed by the Company on August 13, 2003 (No. 001-31666))*

10.9

Service Agreement for End-User, effective December 31, 2003, by and between First Advantage Enterprise Screening Corporation and The First American Corporation (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

Exhibit	Description
10.10

Agency/Company Agreement, effective January 1, 2003, between First American Property & Casualty Insurance Company and Multifamily Community Insurance Agency, Inc. (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.11

Profit Share Program letter, dated January 1, 2003, from First American Property & Casualty Insurance Company to Multifamily Community Insurance Agency, Inc. (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.12

Loan Agreement, dated March 18, 2004, between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed on May 10, 2004 (No. 000-50285))

10.13

Linking License Agreement, between First American Real Estate Solutions L.P., and US SEARCH.com (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed on May 10, 2004 (No. 000-50285))

10.14

Promissory Note, made April 27, 2004, by First Advantage Corporation to the order of The First American Corporation (incorporated by reference to Exhibit 99.1 to the quarterly report on Form 10-Q filed on May 10, 2004 (No. 000-50285))

10.15

Amendment to Security Agreement, dated July 28, 2004, between First Advantage Corporation and Bank of America, N.A (incorporated by reference to Exhibit 99.1 to the quarterly report on Form 10-Q filed on August 6, 2004 (No. 000-50285))

10.16

Amendment to Security Agreement, dated July 28, 204, between SafeRent, Inc., Employee Health Programs, Inc., Substance Abuse Management, Inc., Hirecheck, Inc., American Driving Records, Inc., First American Registry, Inc., US SEARCH.com, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 99.2 to the quarterly report on Form 10-Q filed on August 6, 2004 (No. 000-50285))

10.17

Amendment to Security Agreement, dated July 28, 2004, between Omega Insurance Services, Inc., Proudfoot Reports, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 99.3 to the quarterly report on Form 10-Q filed on August 6, 2004 (No. 000-50285))

10.18

Renewal Promissory Note, made July 28, 2004, by First Advantage Corporation to the order of Bank of America, N.A. (incorporated by reference to Exhibit 99.4 to the quarterly report on Form 10-Q filed on August 6, 2004 (No. 000-50285))

10.19

Amendment to Loan Agreement, dated July 28, 2004, between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 99.5 to the quarterly report on Form 10-Q filed on August 6, 2004 (No. 000-50285))

10.20

Amendment to Loan Agreement, dated September 7, 2004, between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed on November 5, 2004 (No. 000-50285))

10.21

Amendment to Security Agreement, dated September 7, 2004, between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed on November 5, 2004 (No. 000-50285))

10.22

Renewal Promissory Note, dated September 7, 2004 between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed on November 5, 2004 (No. 000-50285))

10.23

Amended and Restated Security Agreement, dated September 7, 2004 between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 5, 2004 (No. 000-50285))

Exhibit	Description
10.24

Guaranty of Payment, dated September 7, 2004 between American Driving Records, Inc., Background Information Systems, Inc., CIC Enterprises, LLC, Corefacts, LLC, Employee Health Programs, Inc., Hirecheck, Inc., Infocheck, LTD, Landlord Protect, Inc., MVRS, Inc., Omega Insurance Services, Proudfoot Reports, Inc., Realeum, Inc., SafeRent, Inc., Seconda, LLC, UD Registry, Inc., and US SEARCH.com, Inc. (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 5, 2004 (No. 000-50285))

10.25.1	Lease Agreement, dated January 17, 2005 between First Advantage Corporation and 100 Carillon, LLC.

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan, contract or arrangement.

Copies of the Company’s Form 10-K that are furnished to stockholders of the Company do not include the exhibits listed above. Any stockholder desiring copies of one or more of such exhibits should write to the Secretary of the Company specifying the exhibit or exhibits required.

(b)	Reports on Form 8-K

During the three months ended December 31, 2004, the Company:

(i)	filed with the Securities and Exchange Commission a report on Form 8-K on October 14, 2004, with respect to the acquisition of Business Tax Credit Corporation d/b/a The Alameda Company;

(ii)	filed with the Securities and Exchange Commission a report on Form 8-K/A, dated October 22, 2004 (amendment to the Form 8-K filed October 14, 2004, providing the financial statements and pro forma financial information for Business Tax Credit Corporation d/b/a The Alameda Company.);

(iii)	furnished to the Securities and Exchange Commission a report on Form 8-K on October 26, 2004, with respect to the Company’s financial results for the quarter ended and the nine months ended September 30, 2004;

(iv)	furnished to the Securities and Exchange Commission a report on Form 8-K on October 28, 2004, with respect to the transcript for the earnings call held on October 26, 2004;

(v)	filed with the Securities and Exchange Commission a report on Form 8-K on November 4, 2004, with respect to the acquisition of Compunet Credit Services, Inc.;

(vi)	filed with the Securities and Exchange Commission a report on Form 8-K on November 10, 2004, with respect to the termination of a material agreement and departure of an officer;

(vii)	filed with the Securities and Exchange Commission a report on Form 8-K/A, on November 18, 2004 (amendment to the Form 8-K filed November 4, 2004, providing the financial statements and pro forma financial information for Compunet Credit Services, Inc.);

(viii)	filed with the Securities and Exchange Commission a report on Form 8-K, on December 1, 2004, with respect to the announcement of the hiring of an officer and the departure of an officer.