Form 10-K/A
period 2004-12-31
FIRST ADVANTAGE CORP
filed 2005-04-29
CIK 1210677

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

There were 7,334,952 shares of outstanding Class A Common Stock of the registrant as of March 30, 2005.

There were 16,027,286 shares of outstanding Class B Common Stock of the registrant as of March 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A is being filed for the purposes of amending and restating Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2005. In connection with these amendments, the registrant is also amending the Exhibit Index in Item 15(a) to include the certifications required by Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibits 32.3 and 32.4.

All capitalized terms used, but not defined, in this Amendment No. 1 are defined in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 10, 2005.

PART III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS

Our directors are listed below:

Parker Kennedy, 57, has been president of First Advantage’s parent company First American since 1993, served as executive vice president from 1986 to 1993, was appointed to its board of directors in 1987, and was named chairman and chief executive officer in 2003. Mr. Kennedy has been employed by First American’s primary subsidiary, First American Title Insurance Company, since 1977. He was appointed vice president of that company in 1979 and in 1981 he joined its board of directors. During 1983, he was appointed executive vice president of First American Title Insurance Company, and in 1989 was appointed its president. He now serves as its chairman, a position to which he was appointed in 1999.

John Long, 49, has been president of First Advantage since December 2002 and president and chief executive officer of First Advantage since June 2003. Before joining First Advantage, Mr. Long was with First American since 1990, serving first as senior vice president of sales, then as executive vice president and then president of First American Real Estate Tax Services, Inc. From November 1993 to March 2000, Mr. Long was president and chief executive officer of First American Real Estate Information Services, Inc., overseeing that company’s strategic and acquisition direction, completing over 40 acquisitions. In March 2000, he became president and chief executive officer of HireCheck, Inc. where he oversaw the acquisition of Substance Abuse Management, Inc., Employee Health Programs, Inc., American Driving Records, Inc., First American Registry, Inc., and SafeRent, all of which are now subsidiaries of First Advantage. Mr. Long also serves on the board of directors of First American Title Insurance Company, a wholly-owned subsidiary of First American. Mr. Long earned a Bachelor of Arts degree from the College of New Rochelle and a Masters degree in business administration from Hofstra University in New York.

J. David Chatham, 54, has been a director of First American since 1989 and has been a director of First Advantage since 2003. Mr. Chatham currently serves as chairman of First American’s audit committee and as a member of its compensation and nominating and corporate governance committees. Mr. Chatham has also been a member of the board of directors of First American Title Insurance Company since 1989. Since 1972, he has been president and chief executive officer of Chatham Holdings, Inc., a real estate development company.

Barry Connelly, 64, serves on the board of Collection House, a company quoted on the Australian Exchange. In December 2002 he retired from the Consumer Data Industry Association (“CDIA”) after 33 years of service, including eight years as president. During his tenure with CDIA he was a contributor in drafting the first Fair Credit Reporting Act in 1970 and its successor in 1997.

Lawrence Lenihan, Jr., 40, was a director of US SEARCH.com, Inc. (“US SEARCH”) from September 2000 until June 2003 when First Advantage acquired that company. Mr. Lenihan is a senior managing director of Pequot Capital Management, Inc. and managing general partner and co-head of the Pequot venture funds and the Pequot private equity funds. Previously, Mr. Lenihan was a principal with Broadview Associates, L.L.C. where he was a senior member of the mergers and acquisitions team. Prior to joining Broadview, Mr. Lenihan held various positions within IBM. Mr. Lenihan is also a member of the board of directors of Saba Software, Inc., a Nasdaq-quoted company. Mr. Lenihan was recommended as a nominee by Pequot Private Equity Fund II, L.P., a holder of our Class A common stock who is entitled to designate one director that First American and its affiliates are required to vote for under the terms of a stockholders agreement, which is described on page 17.

Donald Nickelson, 72, has served as a director and vice chairman of the leveraged buy-out firm, Harbour Group Industries, Inc., since February 1991, where he also serves on the executive and compensation committees. Prior to joining Harbour Group, he served as president of PaineWebber Group, an investment banking and brokerage firm, from February 1988 to January 1990. He has been lead independent trustee of the Mainstay Mutual Funds Group since 2002, and he currently serves on the boards of directors of several private companies.

Donald Robert, 45, is currently chief executive officer of Experian North America, a global information technology company and a wholly owned subsidiary of GUS PLC, a British retailing and consumer information conglomerate. Prior to his current appointment, Mr. Robert served as Experian’s chief operating officer, and president of its Information Solutions business unit, beginning in April 2001. From 1995 to 2001, Mr. Robert was a group executive of First American with responsibility for its Consumer Information and Services Group. From 1992 to 1995, Mr. Robert was president of Credco, Inc., now First American Credco, Inc., the nation’s largest specialized credit reporting company and an affiliate of First American.

Adelaide Sink, 56, currently serves on the board of Raymond James Financial Inc. and Raymond James Bank, where she serves as a member of Raymond James Financial Inc.’s compensation committee, and as a member of Raymond James Bank’s audit committee, and is an active board member of several non-profit organizations, including the Community Foundation of Tampa Bay, Nature Conservancy of Florida and Wake Forest University. Ms. Sink had a 26-year career with Bank of America—Florida, which culminated in her appointment as president from 1993 until 2000.

David Walker, 51, is serving as the Director of the Accountancy Program and the Program for Social Responsibility and Corporate Reporting in the College of Business at the University of South Florida St. Petersburg, and is a consultant on corporate governance matters, both roles he has held since 2002. From 1975 through 2002, Mr. Walker was with Arthur Andersen LLP, serving as a partner in the firm from 1986 through 2002. Mr. Walker is also a member of the boards of directors of Paradyne Networks, Inc. and Technology Research Corporation, Inc., both Nasdaq-quoted companies, where he serves as chairman of the audit committee of each company, as a member of the nominating committee for each company and a member of the compensation committee of Technology Research Corporation, Inc.

EXECUTIVE OFFICERS

Our executive officers in addition to Parker Kennedy and John Long are listed below:

Akshaya Mehta, 45, chief operating officer and executive vice president since 2003. Previously executive vice president and chief operating officer of American Driving Records (“ADR”), a wholly-owned subsidiary of First Advantage, Mr. Mehta has over 15 years of management experience and over 20 years of technology development expertise. Prior to joining ADR in 1999, Mr. Mehta served as division vice president of product development at Automatic Data Processing, Inc., vice president of development at Security Pacific Bank, and Deputy Head of Development at UBS London. Mr. Mehta earned a Masters degree in computer science at the Imperial College of the University of London after obtaining a Bachelor of Science degree in physics from the same university.

John Lamson, 54, chief financial officer and executive vice president since 2003. Prior to joining First Advantage, Mr. Lamson served as chief financial officer of First American Real Estate Information Services Inc., a wholly-owned subsidiary of First American, a position he held from September 1997 to June 2003. Prior to that, Mr. Lamson served as chief financial officer of a financial institution and as a certified public accountant with Arthur Andersen & Co. Mr. Lamson is a member of the American Institute of Certified Public Accountants and holds a Bachelor of Arts degree in business administration from the University of South Florida.

Evan Barnett, 57, president of resident screening services division since 2003. Mr. Barnett has served as president of our subsidiary First American Registry, Inc. since December 1994. Previously, Mr. Barnett held senior management positions with Omni International Corporation and related entities from 1974 through December 1994. He was employed as a certified public accountant with Grant Thornton LLP (then Alexander Grant & Co) from 1970 to 1974. Mr. Barnett graduated from The American University with a Bachelor of Science degree in accounting and a Masters degree in business administration in financial management.

Rick Mansfield, 41, joined First Advantage in December 2004 as Chief Marketing Officer and Senior Vice President. Prior to joining First Advantage, Mansfield was responsible for corporate marketing, brand strategy and certain business development activities as chief marketing officer for Catalina Marketing Corporation (NYSE: POS), a marketing services organization. Previously, Mansfield was employed in senior level marketing positions for the Quaker Oats Company in Chicago, Ill., and was responsible for developing and implementing strategic and operating go-to-market plans for Gatorade® and other household brands. Mansfield received his bachelor’s degree in Accounting from Eastern Illinois University and his masters in business administration from Kellogg Graduate School of Management, Northwestern University.

Alan Missen, 42, chief information officer since March 2005. Prior to joining First Advantage, Mr. Missen was with PricewaterhouseCoopers LLP, first as director of shared services applications and most recently as director of portfolio management. Before joining PricewaterhouseCoopers LLP, Mr. Missen was a senior information technology manager with Arthur Andersen LLP. Mr. Missen has more than 20 years of experience in information technology. Mr. Missen holds a Bachelor of Science degree in statistics from the University of Toronto.

Bart Valdez, 42, president of screening services division since 2003. Mr. Valdez was named president of HireCheck, Inc. in October 2002 after joining the company in October 2000 as Chief Operating Officer. From August 2001 until October 2002, he also served as president of Substance Abuse Management, Inc. (“SAMI”). From June of 1998 until he joined HireCheck, Mr. Valdez served as vice president of business development and operations for Employee Information Services, Inc. (“EIS”). HireCheck, SAMI and EIS are now subsidiaries of First Advantage. He received his Bachelor of Science degree from Colorado State University and his Masters degree in business administration from the University of Colorado.

Julie Waters, 38, vice president and general counsel since April 2004. Prior to joining First Advantage, Ms. Waters was general counsel and secretary for publicly traded wholesale floral distributor, U.S.A. Floral Products, Inc. Previously, Ms. Waters served as in-house corporate counsel for TECO Energy, Inc. and in-house corporate counsel for Spalding & Evenflo Companies, Inc. Ms. Waters received her bachelor’s degree from the University of Virginia and holds a juris doctor degree from the George Washington University School of Law.

Beth Henricks, 45, president of First Advantage’s tax consulting division since May 2004. Prior to joining the tax consulting division, Ms. Henricks had a position with ADP in California managing the client service function for the payroll division. Ms. Henricks received a Masters in Business Administration from Butler University in Indianapolis, Indiana and a Bachelor of Arts degree in Business Administration from Taylor University in Upland, Indiana.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, as amended, requires our directors and executive officers, as well as persons who own ten percent or more of our outstanding Class A and Class B common stock, to file an initial report of beneficial ownership of company stock and reports of changes in beneficial ownership thereafter with the SEC. Section 16(a) requires these insiders to deliver copies of all reports filed under Section 16(a) to our company. Based solely on a review of these copies available to us, we believe that insiders have complied with all applicable Section 16(a) filing requirements for fiscal year 2004, except for Paul Areida, former president of First Advantage’s motor vehicle record service division, who filed one Form 4 filing late.

AUDIT COMMITTEE

Our board of directors established our audit committee for the primary purposes of overseeing the accounting and financial reporting processes of our company and audits of our financial statements, and preparing an annual report of the committee. Our audit committee has three members: J. David Chatham, Barry Connelly and David Walker. Our board of directors has made an affirmative determination that each member of the audit committee (a) is an “independent director” as that term is defined by Nasdaq Marketplace Rules and (b) satisfies Nasdaq Marketplace Rules relating to financial literacy and experience. Our board of directors has further determined that Mr. Walker satisfies the criteria for being an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC.

The audit committee is solely responsible for selecting First Advantage’s independent registered certified public accounting firm; approving in advance all audit services and related fees and terms; and approving in advance all non-audit services, if any, provided by our independent accountants and related fees and terms. The audit committee also oversees and monitors our internal control system, evaluates the independence standards for our independent accountants, reviews the conduct of and personnel in our internal audit function, reviews financial information in our quarterly reports, and reviews and evaluates the audit performed by our independent accountants. The committee reports with respect to its duties to the full board.

Our board of directors has adopted a written audit committee charter, a copy of which may be viewed in the Corporate Governance page of the Investor Relations section of our website located at www.fadv.com.

CODE OF ETHICS

First Advantage has adopted a code of ethics that applies to its chief executive officer, chief financial officer, controller and all of its other officers, employees and directors. A copy of our code of ethics may be viewed in the Corporate Governance page of the Investor Relations section of our website located at www.fadv.com. You may also also obtain a copy of our Code of Ethics, free of charge, by contacting Ken Chin, in writing, at One Progress Plaza, Suite 2400, St. Petersburg, Florida 33701.

Item 11. Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the total compensation paid or to be paid by First Advantage, as well as certain other compensation paid or accrued, during the periods presented to the chief executive officer and the four most highly compensated executive officers serving at the end of 2004, based on salary and bonus. The table also includes information relating to David Wachtel, our former chief technology officer, who resigned from the company on November 30, 2004. We refer to each of the officers listed in the following table as the “Named Executive Officers.”

Summary Compensation Table(1)

		Annual Compensation				Long-Term Compensation Number of Securities Underlying Options/SARs	All Other Compensation
Name and Principal Position	Year	Salary		Bonus(2)
John Long, Chief Executive Officer	2004 2003 2002	$ $	400,000 306,954 —	$ $	360,000 409,846 —	0 420,000 —	$ $	7,996 12,039 —	(3) (4)
Akshaya Mehta, Chief Operating Officer	2004 2003 2002	$ $	275,000 238,864 —	$ $	240,000 200,000 —	0 135,000 —	$ $	4,792 8,094 —	(3) (4)
John Lamson, Chief Financial Officer	2004 2003 2002	$ $	220,000 205,570 —	$ $	240,000 200,000 —	0 100,000 —	$ $	5,272 11,177 —	(3) (4)
Evan Barnett, President of Resident Screening Services Division	2004 2003 2002	$ $	235,000 226,155 —	$ $	300,000 205,531 —	0 75,000 —	$ $	5,128 12,039 —	(3) (4)
Beth Henricks, President of Tax Consulting Division (5)	2004 2003 2002		$240,000 — —		$384,000 — —	25,000 — —		$4,677 — —	(3)
David Wachtel, Chief Technology Officer (6)	2004 2003 2002	$ $	250,000 237,618 —	$ $	100,000 225,000 —	0 40,000 —	$ $	423 65 —	(3) (4)

(1)	The summary compensation table summarizes full-year compensation for 2003 and 2004, including amounts paid or accrued by First American or US SEARCH prior to First Advantage acquiring First American’s screening technology division and US SEARCH in June 2003.

(2)	Bonuses for fiscal year 2004 (except for Mr. Barnett and Ms. Henricks) were paid solely in the form of restricted share awards, at a value of $20.46 per share. These restricted shares will vest ratably in three equal amounts in 2006, 2007 and 2008. Mr. Barnett’s 2004 bonus consisted of part cash ($180,000) and part a restricted share award (with an aggregate value of $120,000). Ms. Henricks’ 2004 bonus consisted of part cash ($200,000) and part a restricted share award (with an aggregate value of $184,000). Bonuses for 2003 consisted entirely of cash, except for Mr. Wachtel who received part cash ($125,000) and part stock of US SEARCH (with an aggregate value of $100,000). The US SEARCH common stock was then converted into approximately 3,497 shares of First Advantage Class A common stock when First Advantage acquired US SEARCH in June 2003.
(3)	Consists of matching contributions made in First Advantage’s 401(k) savings plan during, or with respect to, 2004 plus the dollar value of insurance premiums paid by, or on behalf of, First Advantage during 2004 with respect to term life insurance for the benefit of such officer.
(4)	Consists of matching contributions made in First American’s 401(k) Savings Plan during, or with respect to, 2003, plus the dollar value of insurance premiums paid by, or on behalf of, First American during 2003 with respect to term life insurance for the benefit of such officer.
(5)	Ms. Henricks joined First Advantage in May 2004. The information included for Ms. Henricks for fiscal year 2004 has been included on an annualized basis.
(6)	Mr. Wachtel resigned as vice president and chief technology officer effective November 30, 2004.

Named Executive Officer Stock Option Grants and Exercises

The following table provides information about stock option grants made to each of the Named Executive Officers during 2004 pursuant to the First Advantage Corporation 2003 Incentive Compensation Plan. No other options and no stock appreciation rights were granted to the Named Executive Officers during 2004.

Option Grants In 2004

Name of Executive Officer	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in 2004	Exercise or Base Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%	10%
John Long	0	0	0	0	$0	$0
Akshaya Mehta	0	0	0	0	$0	$0
John Lamson	0	0	0	0	$0	$0
Evan Barnett	0	0	0	0	$0	$0
Beth Henricks	25,000	0.9%	$18.08	May 2013	$284,260	$720,372
David Wachtel	0	0	0	0	$0	$0

(1)	Options vest in approximately equal parts on each of the first three anniversaries of the date of grant.
(2)	The potential realized value figures assume that the market price of our Class A common stock at the time each option is granted will appreciate at annual rates of 5% and 10%, respectively, over the term of the grant.

The following table provides information about stock options held by the Named Executive Officers as of December 31, 2004.

Aggregated Option Exercises in 2004 and Option Values as of December 31, 2004

Name of Executive Officer	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options on December 31, 2004		Value of Unexercised In-The- Money Options on December 31, 2004(1)
			Exercisable	Unexercisable	Exercisable		Unexercisable
John Long	0	0	90,000	180,000	- $	190,250	- $	220,500
John Long	0	0	50,000	100,000		$100,000		$200,000
Akshaya Mehta	0	0	16,667	33,333	- $	20,417.07	- $	40,833.79
Akshaya Mehta	0	0	28,334	56,666		$56,668		$113,332
John Lamson	0	0	16,667	33,333		$33,334		$66,666
John Lamson	0	0	16,667	33,333	- $	20,417.07	- $	40,833.79
Evan Barnett	0	0	8,334	16,666		$16,668		$33,332
Evan Barnett	0	0	16,667	33,333	- $	20,417.07	- $	40,833.79
Beth Henricks	0	0	0	25,000		0		$58,000
David Wachtel(2)	0	0	49,869.16	0		$128,869.16		0

(1)	These values are calculated based upon the difference between the exercise price and $20.40, which was the closing price of our Class A common stock on December 31, 2004, as reported on the Nasdaq National Market.
(2)	Mr. Wachtel resigned as vice president and chief technology officer effective November 30, 2004. Under the terms of his employment agreement described on page 10, Mr. Wachtel had ninety (90) days from the date of the termination of his employment to exercise his option to purchase 73,000 shares of Class A common stock and has one (1) year from the date of the termination of his employment to exercise his option to purchase 13,334 shares of Class A common stock. Options to purchase 26,666 shares of Class A common stock were not vested and expired on November 30, 2004.

First American Benefit Plans

Certain employees of First Advantage are eligible to participate in the following benefit plans maintained by First American for the benefit of certain officers and employees of First American and its subsidiaries, including First Advantage and its subsidiaries.

Pension Plans. Employees of First Advantage and its subsidiaries who were participants in First American’s defined benefit pension plan prior to First Advantage’s June 5, 2003 acquisition of First American’s screening technology division, and who have become employees of First Advantage or its subsidiaries in connection with such acquisition generally are permitted to continue their participation in the pension plan, to the extent available to employees of First American. As of December 31, 2001, no new participants have been or will be permitted to participate in the defined benefit pension plan.

Pension Plan Table

Remuneration (Final Average Pay)(1)	Years of Benefit Service
	5	10	20	30	40	50
$100,000	$4,850	$9,950	$22,150	$34,350	$46,550	$58,750
125,000	6,100	12,513	27,838	43,163	58,488	73,813
150,000	7,350	15,075	33,525	51,975	70,425	88,875
175,000	8,600	17,638	39,213	60,788	82,363	103,938
200,000	9,850	20,200	44,900	69,600	94,300	119,000
225,000	11,100	22,763	50,588	78,413	106,238	134,063
250,000	12,350	25,325	56,275	87,225	118,175	149,125
275,000 or more	13,600	27,888	61,963	96,038	130,113	164,188

(1)	Final average pay is defined as the highest consecutive five-year average “pay,” as defined in the pension plan, during the 10-year period ending December 31, 2001.

The above table sets forth estimated annual benefits upon retirement (assuming such benefits will be paid in the form of a life annuity) at various compensation levels and years of service under First American’s pension plans. Subject to certain conditions of age and tenure, all regular employees of First American and its participating subsidiaries were eligible to join First American’s qualified pension plan until December 31, 2001. No employees are eligible to join the pension plan after that date.

In order to participate, during plan years ending on or prior to December 31, 1994, an employee was required to contribute 1½% of pay (i.e., salary, plus cash bonuses, commissions and other pay) to the plan. As a result of amendments to the pension plan that were adopted in 1994, during plan years commencing after December 31, 1994, an employee was not required to contribute to the plan in order to participate. As a result of further amendments, which were adopted in 2000, the pension plan will not accept new participants after December 31, 2001.

A participant generally vests in his accrued benefit attributable to First American’s contributions upon the completion of three years of service or, if earlier, the attainment of normal retirement age while an employee.

Normal retirement age is defined under the plan as the later of the employee’s attainment of age 65 or his third anniversary of participation in the plan.

Upon retirement at normal retirement age, an employee receives full monthly benefits, which are equal, when calculated as a life annuity:

•	for years of credited service with First American and its subsidiaries (including First Advantage and its subsidiaries) as of December 31, 1994, to 1% of the first $1,000 and 1¼% of remaining final average pay (i.e., the average of the monthly “pay,” as defined above, during the five highest paid consecutive calendar years out of the last ten years prior to retirement) times the number of years of credited service as of December 31, 1994; and

•	for years of credited service with First American and its subsidiaries (including First Advantage and its subsidiaries) after December 31, 1994, to ¾% of the first $1,000 and 1% of the remaining final average pay times the number of years of credited service subsequent to December 31, 1994.

•	Effective December 31, 2000, First American’s pension plan was amended to exclude from the calculation of benefits (a) any pay earned after December 31, 2001, and (b) any service earned after December 31, 2005.

•	Effective December 31, 2002, First American’s pension plan was amended to reduce the rate at which future benefits accrue for participants who had not yet attained age 50 by spreading the accrual of the benefit that would have accrued during 2003 – 2005 over extended periods ranging from 5 to 20 years, depending on the participant’s age as of December 31, 2002.

An employee with at least three years of participation in the plan may elect to retire after attaining age 55, but prior to age 65, and receive reduced benefits.

First American funds the plan based on actuarial determinations of the amount required to provide the stated benefits. The table is based on retirement at age 65 or later, with contributions having been made by the employee in each year of credited service prior to 1995. The benefits are not subject to deduction for Social Security payments or any other offsets. Currently, John Long, John Lamson and Evan Barnett have 15½ , 8½ and 7½ years, respectively, of credited service.

The compensation levels shown in the table above are less than those set forth in the summary compensation table because the federal tax law limits the maximum amount of pay that may be considered in determining benefits under the tax-qualified pension plan, and First American pension restoration plan, which is described below, does not make up for these limits for pay exceeding $275,000. The limit on pay that could be recognized by tax-qualified retirement plans was $200,000 in 1989. This amount was adjusted for inflation for each year through 1993, when the limit was $235,840. In 1993, this limit was decreased to $150,000 for plan years beginning in 1994. The $150,000 limit has been adjusted for inflation and was increased to $160,000 as of January 1, 1997, and to $170,000 as of January 1, 2000. The highest final average pay that could be considered in determining benefits accruing under the pension plan before 1994 is $219,224, and since First American’s pension plan does not consider pay earned after December 31, 2001, the highest final average pay that can be considered in determining benefits accruing after 1993 is $164,000.

During 1996, First American adopted its pension restoration plan. This plan is an unfunded, nonqualified plan designed to make up for the benefit accruals that are restricted by the indexed $150,000 pay limit. However, in order to limit its expense, the pension restoration plan does not make up for benefit accruals on compensation exceeding $275,000. The pension restoration plan also makes up for benefits that cannot be paid from First American’s pension plan because of limitations imposed by the federal tax laws. Vesting of benefits payable to an employee under First American’s pension restoration plan occurs at the same time that vesting occurs for that employee in his or her pension plan benefits. The pension restoration plan is effective as of January 1, 1994, but only covers selected pension plan participants who were employees of First American or its participating subsidiaries on that date. As noted above, January 1, 1994, is the date as of which the pay limit for the pension plan was reduced from $235,840 to $150,000. The pension restoration plan excludes pay earned after December 31, 2001, as does the pension plan.

Supplemental Benefit Plan. First American maintains an executive supplemental benefit plan that it believes assists in attracting and retaining highly qualified individuals for upper management positions. The plan provides retirement benefits for, and pre-retirement death benefits with respect to, certain key management personnel selected by First American’s board of directors, and may include executives of First Advantage or its subsidiaries at and to the extent selected by First American’s board of directors. Under the plan, upon retirement at normal retirement date (the later of age 65 or, unless waived by First American’s board of directors, completion of ten years of service), a participant receives a joint life and 50% survivor annuity benefit equal to 35% of “final average compensation.” “Final average compensation” is the average annual compensation, composed of base salary, plus cash and stock bonuses, for those three calendar years out of the last ten years of employment preceding retirement in which such compensation is the highest.

The benefit is reduced by 5% for each year prior to normal retirement date in which retirement occurs and, until age 70, increased by 5% (compounded in order to approximate the annuitized value of the benefit had retirement occurred at age 65) for each year after such date in which retirement occurs. With respect to such postponed retirement, the plan takes into account covered compensation received until age 70, so that the retirement benefit of an executive who retires after normal retirement date is equal to the greater of the annuitized benefit or the benefit calculated using final average compensation until age 70.

To be eligible to receive benefits under the plan, a participant must be at least age 55, have been an employee of First American, or an employee of one of its subsidiaries (including First Advantage and its subsidiaries), for at least ten years and, unless waived by First American’s board of directors, covered by the plan for at least five years. A pre-retirement death benefit is provided consisting of ten annual payments, each of which equals 50% of final average compensation. Vesting of rights under the plan is accelerated in the event of a change in control (as defined in the plan) of First American.

The supplemental benefit plan is unfunded and unsecured. First American purchases insurance, of which First American is the owner and beneficiary, on the lives of the participants in the plan. This insurance is designed to recover, over the life of the plan, First American’s costs incurred with respect to the plan. Currently, only John Long has been selected by the First American board to participate in the plan. No amounts are payable by First Advantage in connection with this plan.

Deferred Compensation Plan. First American’s deferred compensation plan offers to a select group of management and highly compensated employees of First American and its subsidiaries, including First Advantage and its subsidiaries, the opportunity to elect to defer portions of salary, commissions and bonuses. A committee appointed by First American’s board is responsible for administering the plan, which became effective January 1, 1998. First American maintains a deferral account for each participating employee on a fully vested basis for all deferrals. Participants can choose to have their cash benefits paid in one lump sum or in quarterly payments upon termination of employment or death. Subject to the terms and conditions of the plan, participants also may elect to schedule in-service withdrawals of deferred compensation and the earnings and losses attributable thereto. For all participants who joined the plan prior to December 31, 2001, the plan provides a pre-retirement life insurance benefit equal to the lesser of 15 times the amount deferred in a participant’s first year of participation or $2.0 million. The life insurance benefit is reduced beginning at age 61 by 20% per year. Participants who join the plan after December 31, 2001, are not eligible for any life insurance benefit. First American pays a portion of the cost of such life insurance benefits. John Long, John Lamson and Akshaya Mehta participate in this plan. The plan is unfunded and unsecured.

Change of Control Arrangements

First American’s supplemental benefit plan calls for accelerated vesting of all benefits in the event of a change in control of First American. The First Advantage Corporation 2003 Incentive Compensation Plan calls for accelerated vesting of all awards in the event of a change in control of First American or First Advantage.

A “change in control” for purposes of First American’s supplemental benefit plan means any one of the following:

•	a merger or consolidation in which shareholders of First American end up owning less than 50% of the voting securities of the surviving entity;

•	the sale, transfer or other disposition of all or substantially all of First American’s assets or the complete liquidation or dissolution of First American;

•	a change in the composition of First American’s board over a two-year period without the consent of a majority of the directors in office at the beginning of the two-year period; or

•	the acquisition or accumulation by certain persons of at least 25% of First American’s voting securities.

A “change in control” for purposes of the First Advantage Corporation 2003 Incentive Compensation Plan means any one of the following:

•	an acquisition in one transaction or a series of transactions by any person which results in such person owning more than 50% of the voting power in First American (other than directly from First American);

•	an acquisition in one transaction or a series of transactions by any person (other than First American) which results in such person owning more than 50% of the voting power in First Advantage (other than directly from First Advantage);

•	a merger, consolidation or similar transaction involving First American, unless (a) shareholders of First American end up owning more than 50% of the voting securities of the surviving entity, (b) a majority of the board of First American prior to the transaction constitutes at least a majority of the board of the surviving entity, and (c) First American and its affiliates own collectively 50% or more of the voting power of the surviving entity;

•	a merger, consolidation or similar transaction involving First Advantage, unless (a) stockholders of First Advantage end up owning more than 50% of the voting securities of the surviving entity, (b) a majority of the board of First Advantage prior to the transaction constitutes at least a majority of the board of the surviving entity, and (c) First Advantage and its affiliates own collectively 50% or more of the voting power of the surviving entity;

•	the composition of First American’s board is changed without the consent of a majority of the directors in office;

•	the composition of First Advantage’s board is changed without the consent of a majority of the directors in office;

•	any approval of any plan or proposal for the liquidation or dissolution of the First American or First Advantage;

•	any sale, lease, exchange, transfer or other disposition (in one transaction or a series of related transactions) of all or substantially all of the assets or business of First American to any person (other than a transfer to a company owned by First American or First Advantage or the distribution to First American’s stockholders of the stock or any other assets of a company owned by First American or First Advantage); or

•	any sale, lease, exchange, transfer or other disposition (in one transaction or a series of related transactions) of all or substantially all of the assets or business of First Advantage to any person (other than a transfer to a company owned by First American or First Advantage, the distribution to First Advantage’s stockholders of the stock or any other assets of a company owned by First American or First Advantage, or a transfer or distribution to First American or its affiliates).

Employment Contract

First Advantage entered into an employment agreement with David Wachtel, chief technology officer dated August 4, 2003. The agreement had a term ending December 31, 2005 and included a base salary of $250,000 per year and a minimum bonus of $100,000 for 2003. The agreement provided for bonuses to be paid for calendar years

2004 and 2005 in an amount equal to the lesser of (a) 1.0% of pre-tax net income of First Advantage (as defined in the employment agreement) for the applicable year and (b) $250,000. Additional bonuses would be paid for calendar years 2004 and 2005 in an amount equal to 0.5% of pre-tax net income of First Advantage in excess of $25,000,000, if any. Mr. Wachtel was also granted an option to acquire 40,000 shares of our Class A common stock at an exercise price of $16.66 per share under the terms of the employment agreement. Terms of the grant are otherwise the same as provided in our incentive compensation plan. The agreement provided that if Mr. Wachtel is terminated on or prior to December 31, 2005 for cause (as defined in the employment agreement) or retires for good reason (as defined in the employment agreement), he would receive salary for up to one-year, any accrued but unpaid bonus, and reimbursement of health insurance premiums for up to one year or until he obtains replacement health insurance. The agreement further provided that if Mr. Wachtel became disabled (as defined in the employment agreement), he would receive base salary for six-months in addition to any insurance benefits he may be eligible to receive. If Mr. Wachtel is terminated or retires for any other reason, he would receive only health insurance premiums required by applicable law. Following 2005, if Mr. Wachtel is terminated for any reason other than death, disability or for cause, he would receive base salary for one year and a bonus equal to the pro rata portion of the bonus he received for the full calendar year ended immediately preceding the date of termination. The employment agreement also calls for Mr. Wachtel to receive a car allowance of $900 per month and other benefits given to similarly situated executives.

On November 30, 2004, David Wachtel terminated his employment with First Advantage pursuant to the terms of the employment agreement. Under the terms of the employment agreement, Mr. Wachtel received his base salary until December 31, 2005, payment of a bonus equal to the bonus for 2003 in the amount of $100,000, and he will receive reimbursement of health premiums required by applicable law until December 31, 2005. Additionally, Mr. Wachtel had ninety (90) days from the date of his termination to exercise options to purchase 73,000 shares of Class A common stock and has one (1) year from the date of the termination of his employment to exercise his option to purchase 13,334 shares of Class A common stock.

On May 3, 2005, First Advantage entered into an employment agreement with Beth Henricks, President of the tax consulting services division. The agreement has an initial term ending on January 2007, but automatically renews unless either party provides 30 days prior written notice. The agreement includes a base salary of $240,000 and an annual bonus payable on or before the last day of February following the end of each fiscal year of the employment term. The bonus is calculated as the amount equal to the greater of: $160,000 or the product of (A) operating earnings for each fiscal year of the employment term, and 5% of the first $5,000,000 of operating earnings and 4% thereafter. Operating Earnings is defined as the operating earnings of the employer, before taxes, for such period, determined in accordance with United States generally accepted accounting principles applied consistently and further applied in accordance with the guidance of the staff of the United States Securities and Exchange Commission. In addition to salary and bonus, Ms. Henricks received an option to purchase 25,000 shares of our Class A common stock at an exercise price of $18.08. Terms of that grant are otherwise the same as provided in our incentive compensation plan. Ms. Henricks also receives a car allowance and other benefits given to similarly situated executives.

The agreement also provides that in the event of termination of employment without cause (as defined in the employment agreement) and termination for good reason (as defined in the employment agreement), Ms. Henricks shall be entitled to receive wages in lieu of notice in an amount equivalent to the greater of: $330,000, bonus (pro-rated as to the date of termination) and fringe benefits for the period from the termination date to the end of the then current employment term; or six (6) months of salary (calculated at $330,000 on an annualized basis), bonus (pro-rated as to the date of termination) and fringe benefits for a period of six (6) months.

Director Compensation

Each director who is not also an employee of First Advantage receives a yearly fee of $20,000 plus fees of $1,000 for each board meeting attended and $500 for each board committee meeting attended. Non-employee directors receive an option to acquire 5,000 shares of our Class A common stock upon election to the board. Non-employee directors who have served for six months or more also will receive an option to acquire 2,500 shares of our Class A common stock upon reelection. In all cases, the exercise price of options is the fair market value of our Class A common stock on the date of grant. In addition, First Advantage will reimburse the directors for travel expenses incurred in connection with their duties as directors of First Advantage. Employees of our company who also are directors receive no additional compensation for their service on the board or on any board committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the compensation committee for fiscal 2004 were Messrs. Lenihan, Nickelson and Robert. No member of this committee was at any time during the 2004 fiscal year or at any other time an officer or employee of First Advantage, and no member had any relationship with First Advantage requiring disclosure under Item 404 of Regulation S-K. No executive officer of First Advantage has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the board of directors or the compensation committee of First Advantage during the 2004 fiscal year.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The table below sets forth information, as of March 30, 2005, concerning (a) each person that is known to First Advantage to be the beneficial owner of more than 5% of First Advantage’s Class A common stock and Class B common stock; (b) each Named Executive Officer; (c) each director of First Advantage; and (d) all of the directors and executive officers of First Advantage as a group. Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent spouses share authority under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of March 30, 2005 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

	Class A Common		Class B Common
Name(1)	Number of Shares Beneficially Owned	Percent of Class(2)	Number of Shares Beneficially Owned	Percent of Class(2)
Holders of 5% or More
The First American Corporation(3) 1 First American Way Santa Ana, California 92707	16,027,286	68.6%	16,027,286	100.0
Pequot Capital Management, Inc.(4) 500 Nyala Farm Road Westport, Connecticut 06880	2,205,876	30.1%	0	*
T. Rowe Price Associates(5) 100 E. Pratt Street Baltimore, Maryland 21202	724,400	10.1%	0	*
Baron Capital Group, Inc. (6) BAMCO, Inc. Baron Small Cap Fund Ronald Baron 767 Fifth Avenue New York, New York 10153	753,900	10.2%	0	*
Directors
Parker Kennedy (7)	14,866	*	0	*
John Long (8)	197,884	*	0	*
J. David Chatham (7)	3,666	*	0	*
Barry Connelly (7)	1,666	*	0	*
Lawrence Lenihan, Jr.(4)(7)	2,205,876	30.0%	0	*
Donald Nickelson (7)	1,666	*	0	*
Donald Robert (7)	6,666	*	0	*
Adelaide Sink (7)	3,666	*	0	*
David Walker (7)	2,666	*	0	*

Named Executive Officers Who Are Not Directors
Akshaya Mehta (9)	45,616	*	0	*
John Lamson (10)	38,571	*	0	*
Evan Barnett (11)	25,001	*	0	*
Beth Henricks	0	*	0	*
All Directors and Executive Officers as a group (13 persons)	2,547,336	34.7%	0	*

*	Represents holdings of less than one percent.
(1)	Unless otherwise indicated, the address for each of the persons set forth in the table is care of First Advantage, One Progress Plaza, Suite 2400, St. Petersburg, Florida 33701, attention: Ken Chin, secretary.

(2)	Percentage ownership of each class is calculated based on 7,334,952 shares of Class A common stock and 16,027,286 shares of Class B common stock outstanding, in each case as of March 30, 2005, plus, in the case of percentage ownership of Class A common stock with respect to First American, the number of Class A common shares First American may acquire within 60 days of March 30, 2005 upon full conversion of the Class B common stock owned by it on such date into Class A common stock on a one-for-one basis.

(3)	The number of shares of Class A common stock reported includes 16,027,286 shares of Class A common stock that may be acquired upon full conversion of 16,027,286 shares of Class B common stock within 60 days of March 30, 2005.

(4)	Consists of 2,101,188 shares of Class A common stock, options to purchase up to 7,495 shares of Class A common stock exercisable within 60 days of March 30, 2005, and warrants convertible into 97,193 shares of Class A common stock held of record by Pequot Private Equity Fund II, L.P. Pequot Capital Management, Inc., the investment manager of Pequot Private Equity Fund II, L.P., holds voting and dispositive power of the shares held of record by Pequot Private Equity Fund II, L.P. Lawrence D. Lenihan, Jr. is a Managing Director of Pequot Capital Management, Inc. and may be deemed to beneficially own the securities held of record by Pequot Private Equity Fund II, L.P. Mr. Lenihan expressly disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. This footnote is based on information provided by Pequot Capital Management, Inc.

(5)	These securities are owned by various individual and institutional investors that T. Rowe Price Associates, Inc. serves as investment advisor with sole power to direct investments for 659,800 shares of Class A common stock and sole power to vote 64,600 shares of Class A common stock. For purposes of the reporting requirements of the Exchange Act, T. Rowe Price Associates, Inc. is deemed to be a beneficial owner of such securities; however, T. Rowe Price Associates, Inc. expressly disclaims that it is, in fact, the beneficial owner of such securities. This footnote is based on an Amended Schedule 13G dated February 14, 2005, filed with the SEC, and information provided by T. Rowe Price Associates, Inc.

(6)	As reported in an Amended Schedule 13G dated March 10, 2005, filed with the SEC. Baron Capital Group, Inc. (“BCG”), BAMCO, Inc. (“BAMCO”), Baron Small Cap Fund (“BSC”) and Ronald Baron filed an Amended Schedule 13G with the SEC on March 10, 2005 as a group with respect to 753,900 shares. These shares are owned by various individual and institutional investors for which BAMCO serves as an investment advisor. The advisory clients of BAMCO have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, these shares in their accounts. To the best of the group’s knowledge, no such person has such interest relating to more than 5% of the outstanding class of securities. By virtue of investment advisory agreements with its clients, BAMCO has been given the discretion to dispose or the disposition of the securities in the advisory accounts. All such discretionary agreements, are however, revocable. For purposes of the reporting requirements of the Exchange Act, the group is deemed to be a beneficial owner of such securities. BCG and Ronald Baron disclaim beneficial ownership of shares held by their controlled entities (or the investment advisory clients thereof) to the extent such shares are held by persons other than BCG and Ronald Baron. BAMCO disclaims beneficial ownership of shares held by its investment advisory clients to the extent such shares are held by persons other than BAMCO and its affiliates.

(7)	Includes options to purchase up to 1,666 shares of Class A common stock exercisable within 60 days of March 30, 2005 held by Messrs. Kennedy, Chatham, Connelly, Lenihan, Nickelson, Robert and Walker and by Ms. Sink.

(8)	Includes 18,592 shares that are held for the benefit of Mr. Long by the trustee of the First Advantage Corporation 401(k) Savings Plan, 1,322 shares held through the First Advantage Corporation Employee Stock Purchase Plan, 6,963 shares held by Mr. Long as custodian and options to purchase up to 140,000 shares of Class A common stock exercisable within 60 days of March 30, 2005.
(9)	Includes options to purchase up to 45,001 shares of Class A common stock exercisable within 60 days of March 30, 2005.
(10)	Includes options to purchase up to 33,334 shares of Class A common stock exercisable within 60 days of March 30, 2005.
(11)	Includes options to purchase up to 25,001 shares of Class A common stock exercisable within 60 days of March 30, 2005.

The following table sets forth as of March 30, 2005 the total number of First American common shares beneficially owned and the percentage of the outstanding shares so owned, based on 94,361,453 shares of First American common stock outstanding on that date, by:

•	each director of First Advantage;

•	each Named Executive Officer; and

•	all of the directors and executive officers of First Advantage as a group.

Unless otherwise indicated in the notes following the table, those listed are the beneficial owners of the listed shares of First American with sole voting and investment power (or, in the case of individual shareholders, shared power with such individual’s spouse) over the shares listed. First American common shares subject to rights exercisable within 60 days of March 30, 2005 are treated as outstanding when determining the amount and percentage beneficially owned by a person or entity.

Name	Number of First American Common Shares	Percent of Class
Directors
Parker Kennedy(1)(2)(3)	3,497,125	4.8%
John Long	0	*
J. David Chatham(4)	33,093	*
Donald Robert	715	*
Named Executive Officers Who Are Not Directors
Akshaya Mehta(5)	4,589	*
John Lamson(6)	33,351	*
Evan Barnett(7)	32,700	*
Beth Hendricks	0	*
All Directors and Executive Officers as a group (8 persons)	3,601,573	4.9%

*	Represents holdings of less than one percent.
(1)	Of the shares credited to Parker S. Kennedy, chairman of the board and chief executive officer of First American, 10,000 shares are owned directly and 3,286,566 shares are held by Kennedy Enterprises, L.P., a California limited partnership of which Parker S. Kennedy is the sole general partner and D. P. Kennedy, Parker S. Kennedy’s father, is one of the limited partners. The limited partnership agreement pursuant to which the partnership was formed provides that the general partner has all powers of a general partner as provided in the California Uniform Limited Partnership Act, provided that the general partner is not permitted to cause the partnership to sell, exchange or hypothecate any of its shares of stock of First American without the prior written consent of all of the limited partners. Of the shares held by the partnership, 461,166 are allocated to the capital accounts of Parker S. Kennedy and 1,963,439 are allocated to the capital account of D. P. Kennedy. The balance of the shares held by the partnership is allocated to the capital accounts of the other limited partners, who ware family members of the Kennedys. Except to the extent of his voting power over the shares allocated to the capital accounts of the limited partners, Parker S. Kennedy disclaims beneficial ownership of all shares held by the partnership other than those allocated to his own capital accounts.

(2)	Includes options to purchase up to 174,000 shares exercisable within 60 days of March 31, 2005 and 8,846 shares that are allocated to Mr. Kennedy’s employee stock ownership sub-account under the “ESOP” portion of First American’s 401(k) Savings Plan.

(3)	In addition to the shares set forth in the table, 406,215 are held in trust under First American’s pension plan as part of the diversified investment of the trust’s assets. Mr. Kennedy serves on a committee of four persons, the majority of which may, under the terms of the trust agreement governing the trust, and subject to applicable law, direct the disposition of the securities held as trust assets. In accordance with California law, those shares are not voted.

(4)	Includes options to purchase up to 13,500 shares exercisable within 60 days of March 30, 2005.

(5)	These shares are held for the benefit of Mr. Mehta by the trustee of the First Advantage 401(k) Savings Plan.

(6)	Includes options to purchase up to 32,000 shares exercisable within 60 days of March 30, 2005 and 1,351 shares held for the benefit of Mr. Lamson by the trustee of the First Advantage 401(k) Savings Plan.
(7)	Includes options to purchase up to 12,300 shares exercisable within 60 days of March 30, 2005.

Item 13 Certain Relationships and Related Transactions

Our company effectively commenced operations on June 5, 2003 with our acquisition of First American’s screening technology division and US SEARCH. As consideration for the acquisitions, we issued on or about June 5, 2003 100% of our outstanding Class B common stock to First American and 100% of our Class A common stock to former stockholders of US SEARCH. Each share of our Class B common stock entitles the holder to ten votes in any meeting of stockholders. As a result, First American received approximately 80% of the outstanding capital stock of our company and approximately 97% of the voting power in our company. Former stockholders of US SEARCH received the remaining approximately 20% of our outstanding capital stock. Pequot Capital Management, Inc., formerly a stockholder of US SEARCH, received approximately 10% of our Class A common stock in the transaction. First American and Pequot Capital Management, Inc. entered into a stockholders agreement concurrently with the acquisitions that grants Pequot Capital Management, Inc. certain registration rights and the right to sell shares of our Class A common stock at the same time First American sells any of our shares under certain circumstances, and generally requires First American to vote for one nominee for director designated by Pequot Capital Management, Inc.

In connection with the June 2003 acquisitions discussed above, First Advantage and First American entered into a services agreement pursuant to which First American agreed to provide certain financial, administrative and managerial support services to First Advantage. On January 1, 2004, First Advantage and First American amended and restated the services agreement to eliminate most of the services and fees covered by the original agreement. Under the amended and restated agreement, First American will continue to provide certain business services to First Advantage at actual cost or on pricing at the same rate provided to similarly situated affiliates of First American. First American will also provide certain human resources systems, payroll systems and financial systems to First Advantage at a cost of $300,000 per year under the terms of the amended and restated service agreement.

First Advantage provides certain business services in India to First American at actual cost.

First Advantage performs employment screening services for First American. Total revenue from First American was approximately $422,000, $353,000 and $249,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

On March 18, 2004, First Advantage entered into a three year $25 million uncollateralized revolving line of credit with a bank (the “Line of Credit”). The Line of Credit is guaranteed by First American. The Line of Credit bears interest at a rate equal to the 30-day LIBOR Rate plus an applicable margin ranging from 1.29% per annum to 2.29% per annum. Accrued interest is payable monthly. The Line of Credit matures in March, 2007.

On July 31, 2003, First Advantage entered into a promissory note with First American. The loan evidenced by the promissory note is a $10 million uncollateralized revolving loan, with interest payable monthly. The principal balance of the promissory note is payable on July 31, 2006. The promissory note is subordinated to the $20 million bank debt and bears interest at the rate payable under the $20 million bank debt plus 0.5% per annum.

On April 27, 2004, First Advantage entered into a promissory note with First American. The loan evidenced by the promissory note is a $20 million uncollateralized revolving loan, with interest payable monthly. The principal balance of the promissory note is due on July 31, 2006. The promissory note is subordinated to the bank loan agreement and Line of Credit and bears interest at the rate payable under the $20 million bank loan agreement plus 0.5% per annum.

In 2004, First Advantage incurred costs of approximately $150,000 for internal audit services provided by First American.

Effective January 1, 2003, First Advantage and a subsidiary of First American entered into an agreement whereby First Advantage agreed to act as an agent in selling renters insurance. First Advantage receives a commission of 12% of the insurance premiums and 20% of the profits (as defined in the agreement) of the insurance premiums written. Commission earned in 2004 and 2003 were approximately $87,000 and $11,000 respectively.

Parker Kennedy serves as chairman of First Advantage. Mr. Kennedy also serves as chairman, chief executive officer and president of First American Mr. Kennedy also serves as an executive officer of and on the board of directors of several First American affiliates. David Chatham, a member of the First Advantage’s board of directors, also serves on the board of directors of First American.

On March 22, 2005, First Advantage and First American signed a nonbinding letter of intent whereby First Advantage will acquire First American’s credit information business in an all-stock transaction. According to the letter of intent, First American and its First American Real Estate Solutions (FARES) joint venture will receive 26,829,268 shares of First Advantage Class B common stock, valued at $550 million, based upon the agreed upon stock price of $20.50 per share. First Advantage will also issue 975,610 Class B shares to First American in a $20 million debt-to-equity conversion of the April 27, 2004 promissory note described above. An additional 2,243,902 shares of First Advantage Class B common stock (valued at $46 million dollars) may be issued to First American and FARES as consideration for two other pending acquisitions related to the credit information business. When completed, the acquisition will increase First American’s economic ownership interest in First Advantage from 69 percent to approximately 80 percent. First Advantage’s board of directors has formed a special committee comprised of independent directors and has retained Morgan Stanley as financial advisor with respect to the transaction. The transaction is subject to approval of the independent committee, majority approval by First Advantage’s disinterested Class A shareholders, receipt of a fairness opinion and other customary closing conditions.

Item 14 Principal Accounting Fees and Services

The firm of PricewaterhouseCoopers LLP has been selected by the audit committee of our board as our independent registered certified public accounting firm to audit the books and accounts of our company and its subsidiaries for the fiscal year ending December 31, 2005. This firm has served as independent accountants for our company since 2003.

Audit Firm Fee Summary

Our company retained PricewaterhouseCoopers LLP as its independent accountants to provide services in the following categories and amounts during the relevant periods:

Service	2004	2003
Audit	$966,827	$295,000
Audit-Related	$356,712	$56,223
Tax Fees	$0	$32,364
All Other Fees	$0	$0

Total	$1,323,539	$383,587

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our company’s consolidated financial statements for fiscal year 2004, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal 2004, and for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

Audit-Related Fees. This category includes the aggregate fees billed during the period from January 1, 2004 to December, 31, 2004 for assurance and related services by PricewaterhouseCoopers LLP that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for due diligence, accounting consultation with respect to our registration statements and agreed-upon procedure reports.

Tax Fees. This category includes the aggregate fees billed during the period from January 1, 2004 to December 31, 2004 for professional services rendered by the independent public accountants for tax advice and tax planning. First Advantage was not billed any fees in this category during such period.

All Other Fees. This category includes the aggregate fees billed during the period from January 1, 2004 to December 31, 2004 for products and services provided by the independent accountants that are not reported above under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.” First Advantage was not billed any fees in this category during such period.

The audit committee has considered the compatibility of the non-audit services performed by and fees paid to PricewaterhouseCoopers LLP in fiscal 2004 and determined that such services and fees were compatible with the independence of the accountants. During fiscal year 2004, PricewaterhouseCoopers LLP did not utilize any personnel in connection with the audit other than its full-time, permanent employees.

Policy for Approval of Audit and Non-audit Services. The audit committee has adopted an approval policy regarding the approval of audit and non-audit services provided by the independent accountants, which approval policy describes the procedures and the conditions pursuant to which the audit committee may grant general pre-approval for services proposed to be performed by our independent accountants.

All services provided by our independent accountants, both audit and non-audit, must be pre-approved by the audit committee. Our audit committee has delegated to the chairman of the audit committee the authority to grant pre-approvals of non-audit services provided by PricewaterhouseCoopers LLP. The decisions of the chairman of the audit committee to pre-approve such a service are required to be reported to the audit committee at its regularly scheduled meetings.

In determining whether to approve a particular audit or permitted non-audit service, the audit committee will consider, among other things, whether such service is consistent with maintaining the independence of the independent accountant. The audit committee will also consider whether the independent accountant is best positioned to provide the most effective and efficient service to our company and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality.

Item 15 Exhibits, Financial Statement Schedules.

(a)(3) Exhibits

Exhibit	Description
2	Agreement and Plan of Merger, dated December 13, 2002, by and among the Company, The First American Corporation, US SEARCH.com Inc. and Stockholm Seven Merger Corp. (incorporated by reference to Annex A to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

3.1	First Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

3.2	Bylaws of First Advantage Corporation (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

4.1	Form of certificate representing shares of the Registrant’s Class A common stock (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

4.2	Form of certificate representing shares of the Registrant’s Class B common stock (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.1	First Advantage Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 4.19 to the amendment to the registration statement on Form S-4 filed by the Company on April 4, 2003 (No. 333-102565))*

10.2	First Advantage Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.20 to the amendment to the registration statement on Form S-4 filed by the Company on April 24, 2003 (No. 333-102565))*

10.3	Stockholders Agreement, dated as of December 13, 2002, by and among the Company, The First American Corporation and Pequot Private Equity Fund II, L.P. (incorporated by reference to Annex D to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.4	Form of Standstill Agreement by and between the Company and The First American Corporation (incorporated by reference to Annex E to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.5	Form of Services Agreement between the Company and The First American Corporation (incorporated by reference to Annex F to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.6	Amended and Restated Services Agreement, dated January 1, 2004, between the Company and The First American Corporation (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.7	Promissory Note, made July 31, 2003, by First Advantage Corporation to the order of The First American Corporation (incorporated by reference to Exhibit 99.5 to the quarterly report on Form 10-Q filed by the Company on August 13, 2002 (No. 001-31666))

10.8	Employment Agreement, dated August 4, 2003, between First Advantage Corporation and David Wachtel (incorporated by reference to Exhibit 10 to the quarterly report on Form 10-Q filed by the Company on August 13, 2003 (No. 001-31666))*

10.9	Service Agreement for End-User, effective December 31, 2003, by and between First Advantage Enterprise Screening Corporation and The First American Corporation (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.10	Agency/Company Agreement, effective January 1, 2003, between First American Property & Casualty Insurance Company and Multifamily Community Insurance Agency, Inc. (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.11	Profit Share Program letter, dated January 1, 2003, from First American Property & Casualty Insurance Company to Multifamily Community Insurance Agency, Inc. (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.12	Loan Agreement, dated March 18, 2004, between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed on May 10, 2004 (No. 000-50285))

10.13	Linking License Agreement, between First American Real Estate Solutions L.P., and US SEARCH.com (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed on May 10, 2004 (No. 000-50285))

10.14	Promissory Note, made April 27, 2004, by First Advantage Corporation to the order of The First American Corporation (incorporated by reference to Exhibit 99.1 to the quarterly report on Form 10-Q filed on May 10, 2004 (No. 000-50285))

10.15	Amendment to Security Agreement, dated July 28, 2004, between First Advantage Corporation and Bank of America, N.A (incorporated by reference to Exhibit 99.1 to the quarterly report on Form 10-Q filed on August 6, 2004 (No. 000-50285))

10.16	Amendment to Security Agreement, dated July 28, 2004, between SafeRent, Inc., Employee Health Programs, Inc., Substance Abuse Management, Inc., Hirecheck, Inc., American Driving Records, Inc., First American Registry, Inc., US SEARCH.com, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 99.2 to the quarterly report on Form 10-Q filed on August 6, 2004 (No. 000-50285))

10.17	Amendment to Security Agreement, dated July 28, 2004, between Omega Insurance Services, Inc., Proudfoot Reports, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 99.3 to the quarterly report on Form 10-Q filed on August 6, 2004 (No. 000-50285))

10.18	Renewal Promissory Note, made July 28, 2004, by First Advantage Corporation to the order of Bank of America, N.A. (incorporated by reference to Exhibit 99.4 to the quarterly report on Form 10-Q filed on August 6, 2004 (No. 000-50285))

10.19	Amendment to Loan Agreement, dated July 28, 2004, between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 99.5 to the quarterly report on Form 10-Q filed on August 6, 2004 (No. 000-50285))

10.20	Amendment to Loan Agreement, dated September 7, 2004, between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed on November 5, 2004 (No. 000-50285))

10.21	Amendment to Security Agreement, dated September 7, 2004, between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed on November 5, 2004 (No. 000-50285))

10.22	Renewal Promissory Note, dated September 7, 2004 between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed on November 5, 2004 (No. 000-50285))

10.23	Amended and Restated Security Agreement, dated September 7, 2004 between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 5, 2004 (No. 000-50285))

10.24	Guaranty of Payment, dated September 7, 2004 between American Driving Records, Inc., Background Information Systems, Inc., CIC Enterprises, LLC, Corefacts, LLC, Employee Health Programs, Inc., Hirecheck, Inc., Infocheck, LTD, Landlord Protect, Inc., MVRS, Inc., Omega Insurance Services, Proudfoot Reports, Inc., Realeum, Inc., SafeRent, Inc., Seconda, LLC, UD Registry, Inc., and US SEARCH.com, Inc. (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 5, 2004 (No. 000-50285))

10.25	Lease Agreement, dated January 17, 2005 between First Advantage Corporation and 100 Carillon, LLC. (incorporated by reference to Exhibit 10.25 to the annual report on Form 10-K filed by the Company on March 10, 2005 (No. 001-31666))

10.26	Employment Agreement dated May 3, 2004 between First Advantage Corporation and Beth Henricks (filed herewith)*

21	Subsidiaries of the Company (incorporated by reference to Exhibit 10.26 to the annual report on Form 10-K filed by the Company on March 10, 2005 (No. 001-31666))

23	Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 10.27 to the annual report on Form 10-K filed by the Company on March 10, 2005 (No. 001-31666))

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the annual report on Form 10-K filed by the Company on March 10, 2005 (No. 001-31666))

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the annual report on Form 10-K filed by the Company on March 10, 2005 (No. 001-31666))

31.3	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.4	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the annual report on Form 10-K filed by the Company on March 10, 2005 (No. 001-31666))

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the annual report on Form 10-K filed by the Company on March 10, 2005 (No. 001-31666))

* Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April, 2005.

FIRST ADVANTAGE CORPORATION

By:	/s/ JOHN LONG
John Long Chief Executive Officer

EXHIBIT INDEX

2	Agreement and Plan of Merger, dated December 13, 2002, by and among the Company, The First American Corporation, US SEARCH.com Inc. and Stockholm Seven Merger Corp. (incorporated by reference to Annex A to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

3.1	First Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

3.2	Bylaws of First Advantage Corporation (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

4.1	Form of certificate representing shares of the Registrant’s Class A common stock (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

4.2	Form of certificate representing shares of the Registrant’s Class B common stock (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.1	First Advantage Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 4.19 to the amendment to the registration statement on Form S-4 filed by the Company on April 4, 2003 (No. 333-102565))*

10.2	First Advantage Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.20 to the amendment to the registration statement on Form S-4 filed by the Company on April 24, 2003 (No. 333-102565))*

10.3	Stockholders Agreement, dated as of December 13, 2002, by and among the Company, The First American Corporation and Pequot Private Equity Fund II, L.P. (incorporated by reference to Annex D to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.4	Form of Standstill Agreement by and between the Company and The First American Corporation (incorporated by reference to Annex E to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.5	Form of Services Agreement between the Company and The First American Corporation (incorporated by reference to Annex F to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.6	Amended and Restated Services Agreement, dated January 1, 2004, between the Company and The First American Corporation (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.7	Promissory Note, made July 31, 2003, by First Advantage Corporation to the order of The First American Corporation (incorporated by reference to Exhibit 99.5 to the quarterly report on Form 10-Q filed by the Company on August 13, 2002 (No. 001-31666))

10.8	Employment Agreement, dated August 4, 2003, between First Advantage Corporation and David Wachtel (incorporated by reference to Exhibit 10 to the quarterly report on Form 10-Q filed by the Company on August 13, 2003 (No. 001-31666))*

10.9	Service Agreement for End-User, effective December 31, 2003, by and between First Advantage Enterprise Screening Corporation and The First American Corporation (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.10	Agency/Company Agreement, effective January 1, 2003, between First American Property & Casualty Insurance Company and Multifamily Community Insurance Agency, Inc. (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.11	Profit Share Program letter, dated January 1, 2003, from First American Property & Casualty Insurance Company to Multifamily Community Insurance Agency, Inc. (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.12	Loan Agreement, dated March 18, 2004, between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed on May 10, 2004 (No. 000-50285))

10.13	Linking License Agreement, between First American Real Estate Solutions L.P., and US SEARCH.com (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed on May 10, 2004 (No. 000-50285))

10.14	Promissory Note, made April 27, 2004, by First Advantage Corporation to the order of The First American Corporation (incorporated by reference to Exhibit 99.1 to the quarterly report on Form 10-Q filed on May 10, 2004 (No. 000-50285))

10.15	Amendment to Security Agreement, dated July 28, 2004, between First Advantage Corporation and Bank of America, N.A (incorporated by reference to Exhibit 99.1 to the quarterly report on Form 10-Q filed on August 6, 2004 (No. 000-50285))

10.16	Amendment to Security Agreement, dated July 28, 2004, between SafeRent, Inc., Employee Health Programs, Inc., Substance Abuse Management, Inc., Hirecheck, Inc., American Driving Records, Inc., First American Registry, Inc., US SEARCH.com, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 99.2 to the quarterly report on Form 10-Q filed on August 6, 2004 (No. 000-50285))

10.17	Amendment to Security Agreement, dated July 28, 2004, between Omega Insurance Services, Inc., Proudfoot Reports, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 99.3 to the quarterly report on Form 10-Q filed on August 6, 2004 (No. 000-50285))

10.18	Renewal Promissory Note, made July 28, 2004, by First Advantage Corporation to the order of Bank of America, N.A. (incorporated by reference to Exhibit 99.4 to the quarterly report on Form 10-Q filed on August 6, 2004 (No. 000-50285))

10.19	Amendment to Loan Agreement, dated July 28, 2004, between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 99.5 to the quarterly report on Form 10-Q filed on August 6, 2004 (No. 000-50285))

10.20	Amendment to Loan Agreement, dated September 7, 2004, between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed on November 5, 2004 (No. 000-50285))

10.21	Amendment to Security Agreement, dated September 7, 2004, between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed on November 5, 2004 (No. 000-50285))

10.22	Renewal Promissory Note, dated September 7, 2004 between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed on November 5, 2004 (No. 000-50285))

10.23	Amended and Restated Security Agreement, dated September 7, 2004 between First Advantage Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 5, 2004 (No. 000-50285))

10.24	Guaranty of Payment, dated September 7, 2004 between American Driving Records, Inc., Background Information Systems, Inc., CIC Enterprises, LLC, Corefacts, LLC, Employee Health Programs, Inc., Hirecheck, Inc., Infocheck, LTD, Landlord Protect, Inc., MVRS, Inc., Omega Insurance Services, Proudfoot Reports, Inc., Realeum, Inc., SafeRent, Inc., Seconda, LLC, UD Registry, Inc., and US SEARCH.com, Inc. (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 5, 2004 (No. 000-50285))

10.25	Lease Agreement, dated January 17, 2005 between First Advantage Corporation and 100 Carillon, LLC. (incorporated by reference to Exhibit 10.25 to the annual report on Form 10-K filed by the Company on March 10, 2005 (No. 001-31666))

10.26	Employment Agreement dated May 3, 2004 between First Advantage Corporation and Beth Henricks (filed herewith)*

21	Subsidiaries of the Company (incorporated by reference to Exhibit 10.26 to the annual report on Form 10-K filed by the Company on March 10, 2005 (No. 001-31666))

23	Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 10.27 to the annual report on Form 10-K filed by the Company on March 10, 2005 (No. 001-31666))

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the annual report on Form 10-K filed by the Company on March 10, 2005 (No. 001-31666))

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the annual report on Form 10-K filed by the Company on March 10, 2005 (No. 001-31666))

31.3	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.4	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the annual report on Form 10-K filed by the Company on March 10, 2005 (No. 001-31666))

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the annual report on Form 10-K filed by the Company on March 10, 2005 (No. 001-31666))

* Indicates management contract or compensatory plan, contract or arrangement.