Form 10-Q
period 2005-03-31
FIRST ADVANTAGE CORP
filed 2005-05-06
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

There were 7,824,285 shares of outstanding Class A Common Stock of the registrant as of May 4, 2005.

There were 16,027,086 shares of outstanding Class B Common Stock of the registrant as of May 4, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements-

First Advantage Corporation

Consolidated Balance Sheets (Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$8,282,000	$7,637,000
Accounts receivable (less allowance for doubtful accounts of $1,816,000 and $1,782,000 in 2005 and 2004, respectively)	47,286,000	43,124,000
Prepaid expenses and other current assets	2,344,000	2,141,000

Total current assets	57,912,000	52,902,000

Property and equipment, net	22,354,000	22,049,000
Goodwill	309,199,000	305,539,000
Intangible assets, net	40,101,000	40,987,000
Database development costs, net	8,388,000	8,257,000
Other assets	2,644,000	1,619,000

Total assets	$440,598,000	$431,353,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,509,000	$10,190,000
Accrued compensation	8,629,000	9,922,000
Accrued liabilities	12,053,000	9,113,000
Due to affiliates	407,000	161,000
Income taxes payable	1,253,000	4,381,000
Current portion of long-term debt and capital leases	19,514,000	19,870,000

Total current liabilities	51,365,000	53,637,000

Long-term debt and capital leases, net of current portion	92,038,000	85,910,000
Other liabilities	1,947,000	1,635,000

Total liabilities	145,350,000	141,182,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 75,000,000 shares authorized; 7,334,952 and 7,226,801 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	7,000	7,000
Class B common stock, $.001 par value; 25,000,000 shares authorized; 16,027,286 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	16,000	16,000
Additional paid-in capital	273,861,000	271,995,000
Retained earnings	21,122,000	17,895,000
Accumulated other comprehensive income	242,000	258,000

Total stockholders’ equity	295,248,000	290,171,000

Total liabilities and stockholders’ equity	$440,598,000	$431,353,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income and Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Service revenue	$60,148,000	$45,959,000
Reimbursed government fee revenue	12,216,000	11,474,000

Total revenue	72,364,000	57,433,000

Cost of service revenue	14,334,000	13,981,000
Government fees paid	12,216,000	11,474,000

Total cost of service	26,550,000	25,455,000

Gross margin	45,814,000	31,978,000

Salaries and benefits	23,115,000	17,712,000
Other operating expenses	12,686,000	10,304,000
Depreciation and amortization	3,408,000	2,640,000

Total operating expenses	39,209,000	30,656,000

Income from operations	6,605,000	1,322,000

Other (expense) income:
Interest expense	(1,058,000)	(231,000)
Interest income	10,000	11,000

Total other (expense), net	(1,048,000)	(220,000)

Income before income taxes	5,557,000	1,102,000
Provision for income taxes	2,330,000	463,000

Net income	3,227,000	639,000

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(16,000)	—

Comprehensive income	$3,211,000	$639,000

Per share amounts:
Basic	$0.14	$0.03

Diluted	$0.14	$0.03

Weighted-average common shares outstanding:
Basic	23,294,096	21,155,223
Diluted	23,575,106	21,346,133

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2005 (Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2004	23,254,087	$23,000	$271,995,000	$258,000	$17,895,000	$290,171,000

Net income	—	—	—	—	3,227,000	3,227,000
Class A Shares issued in connection with prior year acquisitions	12,779	—	233,000	—	—	233,000
Class A Shares issued in connection with stock option plan and employee stock purchase plan	48,999	—	718,000	—	—	718,000
Class A Shares issued in connection with benefit plans	46,373	—	902,000	—	—	902,000
Tax benefit related to stock options	—		13,000			13,000
Other comprehensive income	—	—	—	(16,000)	—	(16,000)

Balance at March 31, 2005	23,362,238	$23,000	$273,861,000	$242,000	$21,122,000	$295,248,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$3,227,000	$639,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,408,000	2,640,000
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,943,000)	(4,978,000)
Prepaid expenses and other current assets	(203,000)	428,000
Other assets	(2,649,000)	(1,140,000)
Accounts payable	(689,000)	1,344,000
Accrued liabilities	3,165,000	4,361,000
Due (from) to affiliates	197,000	(1,372,000)
Income taxes	(3,115,000)	273,000
Accrued compensation and other liabilities	(73,000)	(480,000)

Net cash (used in) provided by operating activities	(675,000)	1,715,000

Cash flows from investing activities:
Database development costs	(630,000)	(543,000)
Purchases of property and equipment	(2,016,000)	(1,083,000)
Cash paid for acquisitions	(2,500,000)	(7,028,000)
Cash balance of companies acquired	—	346,000

Net cash used in investing activities	(5,146,000)	(8,308,000)

Cash flows from financing activities:
Proceeds from long-term debt	11,500,000	10,500,000
Repayment of long-term debt	(5,736,000)	(2,154,000)
Proceeds from class A shares issued in connection with stock option plan and employee stock purchase plan	718,000	90,000

Net cash provided by financing activities	6,482,000	8,436,000

Effect of exchange rates on cash	(16,000)	—

Increase in cash and cash equivalents	645,000	1,843,000

Cash and cash equivalents at beginning of period	7,637,000	5,637,000

Cash and cash equivalents at end of period	$8,282,000	$7,480,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$955,000	$229,000

Cash paid for income taxes	$4,471,000	$—

Non-cash investing and financing activities:
Class A shares issued in connection with acquisitions	$233,000	$9,704,000

Notes issued in connection with acquisitions	$—	$6,500,000

Class A shares issued for benefit plan	$902,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2005 and 2004 (Unaudited)

1.	Organization and Nature of Business

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

The First American Corporation (“First American”) owns approximately 69% of the shares of capital stock of the Company as of March 31, 2005. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial information included in this report has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments are of a normal recurring nature and are considered necessary for a fair statement of the results for the interim period. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

First Advantage completed one acquisition during the first quarter of 2005. The Company’s operating results for the three months ended March 31, 2005 and 2004 include results for the acquired entities from their respective dates of acquisition.

Operating results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, governs the financial statement presentation of changes in stockholders’ equity resulting from non-owner sources. Comprehensive income includes all changes in equity except those resulting from investments by owners and distribution to owners.

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

March 31, 2005 and 2004 (Unaudited)

in value of an intangible or long-lived asset is identified, the impairment will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate.

Stock Based Compensation Plan

The Company adopted SFAS No.148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” as of January 1, 2003 with respect to the disclosure requirements. The Company has elected to continue accounting for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. If the Company had elected or was required to apply the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table.

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$3,227,000	$639,000
Less: stock based compensation expense, net of tax	981,000	927,000

Pro forma net income	$2,246,000	$(288,000)

Earnings per share:
Basic, as reported	$0.14	$0.03
Basic, pro forma	$0.10	$(0.01)
Diluted, as reported	$0.14	$0.03
Diluted, pro forma	$0.10	$(0.01)

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of FASB Statement 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. In April 2005, the Securities and Exchange Commission approved a new rule that amended the effective date of SFAS 123R, whereby the Company will now be required to adopt this standard no later than January 1, 2006. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2005 and 2004 (Unaudited)

3.	Acquisitions

During the first quarter of 2005, the Company completed one acquisition for $2.5 million in cash and made a scheduled payment amounting to $233,000 of Class A shares related to a prior year acquisition. The impact of the first quarter acquisition is not material to the Company’s financial statements. The preliminary allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with SFAS No. 141, “Business Combinations.” The allocations may be revised in 2005. The acquisition of this company is based on management’s consideration of past and expected future performance as well as the potential strategic fit with the long-term goals of the Company. The expected long-term growth, market position and expected synergies to be generated by inclusion of this company are the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill.

The preliminary allocation of the aggregate purchase price of this acquisition is as follows:

Goodwill	$2,019,000
Identifiable intangible assets	312,000
Net assets acquired	169,000

$2,500,000

The changes in the carrying amount of goodwill, by operating segment, are as follows for the three months ended March 31, 2005:

	Enterprise Screening	Risk Mitigation	Consumer Direct	Consolidated
Balance, at December 31, 2004	$182,582,000	$100,631,000	$22,326,000	$305,539,000
Acquisitions	—	2,019,000	—	2,019,000
Adjustments to net assets acquired	2,543,000	140,000	—	2,683,000
Utilization of pre-acquisition tax loss carryforwards	(383,000)	—	(659,000)	(1,042,000)

Balance, at March 31, 2005	$184,742,000	$102,790,000	$21,667,000	$309,199,000

The adjustment to net assets acquired represents changes in the fair value of net assets acquired in connection with acquisitions consummated within the past twelve months.

The changes in the carrying amount of identifiable intangible assets are as follows for the three months ended March 31, 2005:

Intangible Assets
Balance, at December 31, 2004	$40,987,000
Acquisitions	312,000
Amortization	(1,198,000)

Balance, at March 31, 2005	$40,101,000

Amortization expense totaled $1,198,000 and $547,000 for the three months ended March 31, 2005 and 2004, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2005 and 2004 (Unaudited)

4.	Debt

Long-term debt consists of the following at March 31, 2005:

Acquisition notes:
Weighted average interest rate of 4.5% with maturities through 2008	$40,835,000

Bank notes:
$45 million Loan Agreement, interest at 30-day LIBOR plus 1.25% (4.11% at March 31, 2005), matures July 2006	20,000,000

$25 million Line of Credit, interest at 30-day LIBOR plus 1.39% (4.25% at March 31, 2005), matures March 2007	25,000,000

Promissory Notes with First American:
$10 million revolving loan, interest at 30-day LIBOR plus 1.75% (4.61% at March 31, 2005), matures July 2006	10,000,000

$20 million revolving loan, interest at 30-day LIBOR plus 1.89% (4.75% at March 31, 2005), matures July 2006	15,500,000

Capital leases and other debt:
Various interest rates with maturities through 2006	217,000

Total long-term debt and capital leases	111,552,000
Less current portion of long-term debt and capital leases	19,514,000

Long-term debt and capital leases, net of current portion	$92,038,000

On March 28, 2005, the Company amended for a second time, its loan agreement with Bank of America, N.A. The interest rate of the note is the 30-day LIBOR rate plus an applicable margin ranging from 1.25% to 1.49% per annum. Under the terms of the second amendment, the outstanding principal under the amended note increased $45 million. The amendment includes a provision which allows for an “equity event” to occur prior to December 31, 2005. An “equity event” is defined as any equity investment in stock of the Company either through a public offering or private placement. Upon the occurrence of such an event, any proceeds are to be used to reduce the line to the lesser of $20 million or 80% of eligible accounts receivable. The maturity date is July 31, 2006.

As part of the second amendment to the loan agreement, the Company is required to adhere to certain financial covenants. Through the maturity date, the “Funded Debt to EBITDA” ratio cannot exceed 3.0 to 1. Funded Debt is defined as all outstanding liabilities for borrowed money

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2005 and 2004 (Unaudited)

and other interest bearing liabilities less the non-current portion of subordinated liabilities. EBITDA, as defined in the second amendment to the loan agreement, means net income less income or plus losses from discontinued operations and extraordinary items, plus all of the following: income taxes, interest expense, depreciation, amortization, depletion and other non-cash charges.

At March 31, 2005, the Company was in compliance with the financial covenants of its loan agreement.

5.	Earnings Per Share

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

	Three Months Ended March 31,
	2005	2004
Net Income - numerator for basic and fully diluted earnings per share	$3,227,000	$639,000

Denominator:
Weighted-average shares for basic earnings per share	23,294,096	21,155,223
Effect of dilutive securities - employee stock options and warrants	281,010	190,910

Denominator for diluted earnings per share	23,575,106	21,346,133

Earnings per share:
Basic	$0.14	$0.03
Diluted	$0.14	$0.03

For the three months ended March 31, 2005 and 2004, options and warrants totaling 1,316,065 and 2,073,866, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive.

6.	Segment Information

The Company operates in three primary business segments: Enterprise Screening, Risk Mitigation and Consumer Direct.

The Enterprise Screening segment includes employment background screening, occupational health services, resident screening services and tax incentive services. Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Resident screening services include criminal background and eviction searches, credit

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2005 and 2004 (Unaudited)

reporting, employment verification and lease performance and payment histories. Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs, sales and use tax programs and fleet asset management programs. Revenue for the Enterprise Screening segment includes $19,000 and $12,000 of sales to the Consumer Direct segment for the three months ended March 31, 2005 and 2004, respectively. It also includes revenue to the Risk Mitigation segment and the Investigative segment of $10,000 and $1,000, respectively, for the three months ended March 31, 2005.

The Risk Mitigation segment includes motor vehicle records, transportation credit services and investigative services. Products and services offered by the Risk Mitigation segment include driver history reports, vehicle registration, credit reports on cargo shippers and brokers, surveillance services, field interviews, computer forensics, electronic discovery, due diligence reports and other high level investigations. Revenue for the Risk Mitigation segment includes $605,000 and $482,000 of sales to the Enterprise Screening segment for the three months ended March 31, 2005 and 2004, respectively.

The Consumer Direct segment provides consumers with a single, comprehensive access point to a broad range of information to assist them in locating people and other public data searches. Revenue for the Consumer Direct segment includes $0 and $64,000 of sales to the Enterprise Screening segment for the three months ended March 31, 2005 and 2004, respectively.

The elimination of inter-segment revenue and cost of service revenue is included in Corporate. These transactions are recorded at cost.

The following table sets forth segment information for the three months ended March 31, 2005 and 2004.

	Revenue	Depreciation and Amortization	Income (Loss) Before Income Taxes	Assets
Three Months Ended March 31, 2005
Enterprise Screening	$47,806,000	$2,122,000	$6,629,000	$270,632,000
Risk Mitigation	22,405,000	841,000	2,421,000	131,924,000
Consumer Direct	3,340,000	414,000	307,000	26,855,000
Corporate and Eliminations	(1,187,000)	31,000	(3,800,000)	11,187,000

Consolidated	$72,364,000	$3,408,000	$5,557,000	$440,598,000

Three Months Ended March 31, 2004
Enterprise Screening	$36,019,000	$1,687,000	$1,883,000	$188,529,000
Risk Mitigation	17,739,000	376,000	1,123,000	87,417,000
Consumer Direct	4,232,000	568,000	(15,000)	34,652,000
Corporate and Eliminations	(557,000)	9,000	(1,889,000)	6,024,000

Consolidated	$57,433,000	$2,640,000	$1,102,000	$316,622,000

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2005 and 2004 (Unaudited)

7.	Pending Acquisitions

On March 22, 2005, the Company announced the execution of a nonbinding letter of intent to acquire the Credit Information Group (“CIG”) of First American. According to the signed letter of intent, First American and its First American Real Estate Solutions (“FARES”) joint venture will receive 27,804,878 shares of First Advantage Class B common stock, valued at $570 million, based upon the agreed upon stock price of $20.50 per share. First Advantage will also issue 975,610 Class B shares to First American in a $20 million debt-to-equity conversion. An additional 1,268,292 shares of First Advantage Class B common stock (valued at $26 million) may be issued to First American and FARES as consideration for a pending CIG acquisition. When completed, the acquisition will increase First American’s economic ownership interest in First Advantage from 69 percent to approximately 79 percent.

8.	Subsequent Events

During April 2005, the Company acquired ITax Group, Inc., Quest Research Group Limited, and majority ownership of PrideRock Holding Company Inc. In consideration for the acquired companies, the Company paid the sellers an aggregate purchase price of $36.7 million, comprised of $18.3 million in cash, $8.9 million in subordinated notes and $9.5 million of the Company’s Class A common stock.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

First Advantage Corporation (Nasdaq: FADV) (“First Advantage” or the “Company”) provides global risk management screening services to enterprise and consumer customers. The Company operates in three primary business segments: Enterprise Screening, Risk Mitigation and Consumer Direct. First Advantage is headquartered in St. Petersburg, Florida, and has more than 1,800 employees in offices throughout the United States and abroad. Since its formation, First Advantage has acquired 24 companies as of March 31, 2005 and completed one of those acquisitions in the first quarter of 2005.

Operating results for the three months ended March 31, 2005 included total revenue of $72.4 million, representing an increase of 26.0% over the same period in 2004. Net income for the three months ended March 31, 2005 was $3.2 million, an increase of $2.6 million compared to net income of $.6 million in the same period of 2004.

Critical Accounting Policies

Critical accounting policies are those policies used in the preparation of the company’s financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for year ended December 31, 2004.

The following is a summary of the operating results by the Company’s business segments for the three months ended March 31, 2005 and March 31, 2004.

Three Months Ended March 31, 2005	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$45,266,000	$12,173,000	$3,340,000	$(631,000)	$60,148,000
Reimbursed government fee revenue	2,540,000	10,232,000	—	(556,000)	12,216,000

Total revenue	47,806,000	22,405,000	3,340,000	(1,187,000)	72,364,000
Cost of service revenue	11,291,000	3,489,000	185,000	(631,000)	14,334,000
Government fees paid	2,540,000	10,232,000	—	(556,000)	12,216,000

Total cost of service	13,831,000	13,721,000	185,000	(1,187,000)	26,550,000

Gross margin	33,975,000	8,684,000	3,155,000	—	45,814,000

Salaries and benefits	16,470,000	3,749,000	475,000	2,421,000	23,115,000
Other operating expenses	8,759,000	1,677,000	1,960,000	290,000	12,686,000
Depreciation and amortization	2,122,000	841,000	414,000	31,000	3,408,000

Income (loss) from operations	$6,624,000	$2,417,000	$306,000	$(2,742,000)	$6,605,000

Gross margin percentage of service revenue	75.1%	71.3%	94.5%	N/A	76.2%

Three Months Ended March 31, 2004	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$33,704,000	$8,580,000	$4,232,000	$(557,000)	$45,959,000
Reimbursed government fee revenue	2,315,000	9,159,000	—	—	11,474,000

Total revenue	36,019,000	17,739,000	4,232,000	(557,000)	57,433,000

Cost of service revenue	10,682,000	3,563,000	293,000	(557,000)	13,981,000
Government fees paid	2,315,000	9,159,000	—	—	11,474,000

Total cost of service	12,997,000	12,722,000	293,000	(557,000)	25,455,000

Gross margin	23,022,000	5,017,000	3,939,000	—	31,978,000
Salaries and benefits	12,647,000	2,448,000	865,000	1,752,000	17,712,000
Other operating expenses	6,788,000	1,073,000	2,523,000	(80,000)	10,304,000
Depreciation and amortization	1,687,000	376,000	568,000	9,000	2,640,000

Income (loss) from operations	$1,900,000	$1,120,000	$(17,000)	$(1,681,000)	$1,322,000

Gross margin percentage of service revenue	68.3%	58.5%	93.1%	N/A	69.6%

Enterprise Screening Segment

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total service revenue was $45.3 million as of March 31, 2005, an increase of $11.6 million compared to service revenue of $33.7 million in the same period of 2004. Five acquisitions after the first quarter 2004 accounted for approximately $9.0 million of the revenue increase, which is largely attributable to the addition of the tax incentive services division to this segment. Revenue increased by $2.6 million at businesses owned in the first quarter of 2004. The organic growth rate of 7.8%, excluding acquisitions, is due to expanded market share and an increase in products, services and cross-selling opportunities.

The gross margin percentage of service revenue increased from 68.3% to 75.1% due to the addition of the tax incentive services division, which has generally higher gross margins.

Salaries and benefits increased by $3.8 million, which primarily due to the addition of the tax incentive services division. The number of employees increased by 166 in comparing March 2005 to March 2004. Salaries and benefits, as a percentage of service revenue, were 36.4% for the first quarter of 2005 compared to 37.5% of service revenue in the same period of 2004. This decrease reflected economies achieved by consolidating certain operations and recognizing synergies.

Other operating expenses increased by $2.0 million and were 19.4% of service revenue in the first quarter of 2005 compared to 20.1% in the same period of 2004. This decrease, as a percent of revenue, was primarily due to the reduction in facility expenses due to relocating to more cost effective space and an increase in revenue greater than fixed costs.

Depreciation and amortization increased by $.4 million, mainly due to acquisitions. Depreciation and amortization was 4.7% of service revenue in the first quarter of 2005 compared to 5.0% in the same period of 2004.

Income from operations was $6.6 million in the first quarter of 2005 compared to income from operations of $1.9 million in the same period of 2004. The increase in income from operations was the result of increased revenue across the segment, a reduction in operating costs due to consolidation of businesses and the addition of higher margin businesses.

Risk Mitigation Segment

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total service revenue was $12.2 million as of March 31, 2005, an increase of $3.6 million compared to service revenue of $8.6 million in the same period of 2004. After the first quarter 2004, the Company acquired three investigative service businesses, which account for substantially all of the increase in service revenue.

The gross margin percentage of service revenue increased from 58.5% to 71.3%. The increase is primarily driven by the revenue increase, while the cost of services remained stable, and an acquisition in the transportation division, which has generally higher margins.

Salaries and benefits increased by $1.3 million, largely attributable to the acquisition of three investigative companies after the first quarter of 2004. Salaries and benefits were 30.8% of service revenue in the first quarter of 2005 compared to 28.5% in the same period of 2004. The percentage increase is primarily due to the acquisition of the investigative service businesses.

Other operating expenses increased by $.6 million. Other operating expenses were 13.8% of service revenue in the first quarter of 2005 compared to 12.5% in the same period of 2004. The change is primarily due to acquisitions in the investigative service business.

Depreciation and amortization increased by $.5 million due to an increase in amortization of intangible assets as a result of the acquisitions.

Income from operations was $2.4 million for the first quarter of 2005 compared to $1.1 million in the first quarter of 2004. Operating income from existing businesses increased by $.5 million.

Consumer Direct

Total service revenue was $3.3 million as of March 31, 2005, a decrease of $.9 million compared to service revenue of $4.2 million in the same period of 2004. The decrease is due to reduction in the number of distribution channels in use in comparing the first quarter of 2005 to first quarter of 2004.

The gross margin percentage of service revenue increased from 93.1% to 94.5% primarily due to vendor negotiations to reduce fulfillment costs.

Salaries and benefits decreased by $.4 million. Salaries and benefits were 14.2% of service revenue in the first quarter of 2005 compared to 20.4% in the same period of 2004. The percentage decrease is primarily due to the headcount reduction of 34 employees to align with the reduction in revenue.

Other operating expenses decreased by $.6 million. Other operating expenses were 58.7% of service revenue in the first quarter of 2005 and 59.6% for the same period of 2004. The decrease is primarily driven by reduced facility costs attributable to relocating to a smaller facility and diminished advertising to align with revenues.

Depreciation and amortization decreased by $.2 million due to certain fixed assets becoming fully depreciated during the fourth quarter of 2004.

Income from operations was $.3 million for the first quarter of 2005 compared to a loss from operations of $17 thousand for the first quarter of 2004.

Corporate

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. Additional costs were incurred for the increased level of professional fees for Sarbanes Oxley compliance and for interest expense related to increased debt levels. The corporate expenses were $2.7 million in the first quarter of 2005 compared to expenses of $1.7 million in the same period of 2004. The largest expenditures are payroll and interest related.

Consolidated Results

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Consolidated service revenue for the three months ended March 31, 2005 was $60.1 million, an increase of $14.1 million compared service revenue of $46.0 million in the same period in 2004. Acquisitions accounted for $13.2 million of the increase.

The consolidated gross margin of service revenue was 76.2% for the three months ended March 31, 2005 compared to 69.6% for the same period in 2004. The increase is due to the change in the mix of margins related to the acquired businesses.

Salaries and benefits were 38.4% of service revenue for the three months ended March 31, 2005 and 38.5% compared to the same period in 2004.

Other operating expenses were 21.1% of service revenue for the three months ended March 31, 2005 and 22.4% compared to the same period for 2004. The decrease was driven by the Enterprise Screening segment and the Consumer Direct segment due to facility relocations and other related cost savings.

Depreciation and amortization increased by $.8 million due to an increase in amortization of intangible assets as a result of acquisitions.

Income from operations was $6.6 million for the three months ended March 31, 2005 compared to $1.3 million for the same period in 2004. The increase of $5.3 million is comprised of an increase in operating income of $4.7 million in the Enterprise Screening segment, an increase in operating income of $1.3 million in the Risk Mitigation segment, an increase in operating income of $.3 million in the Consumer Direct segment offset by an increase of corporate expenses of $1.0 million.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank and with First American. As of March 31, 2005, cash and cash equivalents were $8.3 million.

Cash used in operating activities was $.7 million compared to cash provided by operating activities of $1.7 million for the three months ended March 31, 2005 and 2004, respectively.

Cash used in operating activities increased by $2.4 million from the first quarter of 2004 to the first quarter of 2005 while net income was $3.2 million in the first quarter of 2005 and $.6 million for the same period in 2004. The increase in cash used in operating activities was primarily due to payments made for accounts payable and income taxes, and an increase in accounts receivable, offset by an increase in earnings.

Cash used in investing activities was $5.1 million and $8.3 million for the three months ended March 31, 2005 and 2004, respectively. In the first quarter of 2005, net cash in the amount of $2.5 million was used for acquisitions compared to $7.0 million in 2004. Purchases of property and equipment were $2.0 million in the first quarter of 2005 compared to $1.1 million in the same period of 2004.

Cash provided by financing activities was $6.5 million and $8.4 million for the three months ended March 31, 2005 and 2004, respectively. In the first quarter of 2005, proceeds from existing credit facilities with a bank and First American were $11.5 million compared to $10.5 million in 2004. Repayment of debt was $5.7 million in the first quarter of 2005 and $2.2 million in the same period of 2004.

On March 28, 2005, the Company amended for a second time, its loan agreement with Bank of America, N.A. The interest rate of the note is the 30-day LIBOR rate plus an applicable margin ranging from 1.25% to 1.49% per annum. Under the terms of the second amendment, the outstanding principal under the amended note increased to $45 million. The amendment includes a provision which allows for an “equity event” to occur prior to December 31, 2005. An “equity event” is defined as any equity investment in stock of the Company either through a public offering or private placement. Upon the occurrence of such an event, any proceeds are to be used to reduce the line to the lesser of $20 million or 80% of eligible accounts receivable. The maturity date is July 31, 2006.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 4,000,000 shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on July 14, 2003. A total of 2,238,483 of the 4,000,000 shares were issued for acquisitions as of March 31, 2005.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 2,000,000 shares of our Class A common stock, par value $.001 per share, from time to time for general corporate purposes. The Registration Statement was declared effective on January 3, 2005. No shares have been issued as of March 31, 2005.

On March 22, 2005, the Company announced the execution of a nonbinding letter of intent to acquire the Credit Information Group (“CIG”) of First American Corporation. According to the signed letter of intent, First American and its First American Real Estate Solutions (“FARES”) joint venture will receive 27,804,878 shares of

First Advantage Class B common stock, valued at $570 million, based upon the agreed upon stock price of $20.50 per share. First Advantage will also issue 975,610 Class B shares to First American in a $20 million debt-to-equity conversion. An additional 1,268,292 shares of First Advantage Class B common stock (valued at $26 million) may be issued to First American and FARES as consideration for a pending CIG acquisition. When completed, the acquisition will increase First American’s economic ownership interest in First Advantage from 69 percent to approximately 79 percent.

In 2005, First Advantage seeks to acquire other businesses as part of its growth strategy. The Company will continue to evaluate acquisitions in order to achieve economies of scale, expand market share and enter new markets. The extent of future acquisitions, however, is dependent upon the availability of capital and liquidity to fund such acquisitions.

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

The following is a schedule of long-term contractual commitments, as of March 31, 2005, over the periods in which they are expected to be paid.

	2005	2006	2007	2008	2009	Thereafter	Total
Advertising commitments	$5,000	$—	$—	$—	$—	$—	$5,000
Minimum contract purchase commitments	849,000	633,000	575,000	490,000	520,000	—	$3,067,000
Operating leases	7,114,000	8,409,000	7,077,000	5,602,000	5,381,000	23,736,000	$57,319,000
Long-term debt and capital leases	19,514,000	56,039,000	30,999,000	5,000,000	—	—	$111,552,000

Total	$27,482,000	$65,081,000	$38,651,000	$11,092,000	$5,901,000	$23,736,000	$171,943,000

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s risk since filing its Form 10-K for the year ended December 31, 2004.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

10.4	Amended and Restated Security Agreement, dated March 28, 2005

10.5	Amendment to Security Agreement, dated March 28, 2005

10.6	Renewal Promissory Note, dated March 28, 2005

10.7	Amendment to Loan Agreement, dated March 28, 2005

10.8	Guaranty of Payment, dated March 28, 2005

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ADVANTAGE CORPORATION
(Registrant)

Date: May 6 2005	By:	/s/ JOHN LONG
John Long
Chief Executive Officer

Date: May 6, 2005	By:	/s/ JOHN LAMSON
John Lamson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.4	Amended and Restated Security Agreement, dated March 28, 2005

10.5	Amendment to Security Agreement, dated March 28, 2005

10.6	Renewal Promissory Note, dated March 28, 2005

10.7	Amendment to Loan Agreement, dated March 28, 2005

10.8	Guaranty of Payment, dated March 28, 2005

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002