Form 10-Q/A
period 2005-03-31
FIRST ADVANTAGE CORP
filed 2005-08-04
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from January 1, 2005 to March 31, 2005

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the period ended March 31, 2005 (“Form 10-Q”) is being made to include the disclosure in Item 5, Part II. We are also including the signature page, Exhibits 31.1 and 31.2.

We are only amending and refiling those parts of our Form 10-Q that have been changed. We have not modified or updated disclosures presented in the original quarterly report on Form 10-Q, as amended, in this Form 10-Q/A-1 Accordingly, this Form 10-Q/A-1 does not reflect events occurring after the filing of our original Form 10-Q, as amended, or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects disclosure made at the time of the original filing on Form 10-Q, as amended. This Form 10-Q/A-1 should be read in conjunction with the original Form 10-Q, as amended, and the filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to such filings.

PART II. OTHER INFORMATION

Item 5.	Other Information

On January 27, 2005, the Board of Directors (the “Board”) of the Company created a committee comprised of independent directors (the “Special Committee”) to evaluate a pending transaction with The First American Corporation (“First American”) and to make a recommendation to the full Board whether to proceed with the transaction with First American. In connection with the creation of the Special Committee, the Board of the Company unanimously approved the following compensation for the Special Committees’ service: (i) a chair retainer fee of $15,000 for each chair; (ii) a member retainer fee of $10,000; (iii) a member (including each chairman) meeting fee of $1,000 per meeting attended and (iv) reimbursement of costs and expenses incurred by each member of the Special Committee in connection with his or her service on the Special Committee. The services of the Special Committee are expected to conclude upon the consummation of the transaction with First American.

On February 19, 2005, the Board of the Company unanimously approved the following increased compensation for its directors’ service on the Board and its directors’ service on the Board’s Audit Committee and Compensation Committee: (i) an chair retainer fee of $10,000 per year for the Audit Committee chair; (ii) a chair retainer fee of $4,000 per year for the Compensation Committee chair; (iii) a member retainer fee of $10,000 per year for each member of the Audit Committee: (iv) a member retainer fee of $4,000 per year for each member of the Compensation Committee; (v) a member meeting fee of $1,500 for each meeting of the Board; and (vi) a member meeting fee of $1,000 for each meeting attended by members of the Audit Committee and Compensation Committee. The compensation approved by the Board in February was retroactive to January 1, 2005.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ADVANTAGE CORPORATION

By:	/s/ John Lamson
John Lamson
Chief Financial Officer

August 4, 2005

3