Form 10-Q
period 2005-06-30
FIRST ADVANTAGE CORP
filed 2005-08-15
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number: 001-31666

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

There were 7,877,157 shares of outstanding Class A Common Stock of the registrant as of August 11, 2005.

There were 16,027,086 shares of outstanding Class B Common Stock of the registrant as of August 11, 2005.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

First Advantage Corporation

Consolidated Financial Statements

For the Six Months Ended

June 30, 2005 and 2004

First Advantage Corporation

Consolidated Balance Sheets (Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$4,071,000	$7,637,000
Accounts receivable (less allowance for doubtful accounts of $2,010,000 and $1,782,000 in 2005 and 2004, respectively)	57,090,000	43,124,000
Prepaid expenses and other current assets	2,529,000	2,141,000

Total current assets	63,690,000	52,902,000
Property and equipment, net	25,855,000	22,049,000
Goodwill	337,555,000	305,539,000
Intangible assets, net	44,106,000	40,987,000
Database development costs, net	8,636,000	8,257,000
Other assets	3,624,000	1,619,000

Total assets	$483,466,000	$431,353,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,245,000	$10,190,000
Accrued compensation	8,851,000	9,922,000
Accrued liabilities	11,955,000	9,113,000
Due to affiliates	423,000	161,000
Income taxes payable	129,000	4,381,000
Current portion of long-term debt and capital leases	20,729,000	19,870,000

Total current liabilities	53,332,000	53,637,000
Long-term debt and capital leases, net of current portion	114,690,000	85,910,000
Deferred income taxes	3,832,000	—
Other liabilities	5,848,000	1,635,000

Total liabilities	177,702,000	141,182,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 75,000,000 shares authorized; 7,844,483 and 7,226,801 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	8,000	7,000
Class B common stock, $.001 par value; 25,000,000 shares authorized; 16,027,286 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	16,000	16,000
Additional paid-in capital	283,958,000	271,995,000
Retained earnings	21,584,000	17,895,000
Accumulated other comprehensive income	198,000	258,000

Total stockholders’ equity	305,764,000	290,171,000

Total liabilities and stockholders’ equity	$483,466,000	$431,353,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income and Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Service revenue	$71,113,000	$58,032,000	$131,261,000	$103,991,000
Reimbursed government fee revenue	12,253,000	10,887,000	24,469,000	22,361,000

Total revenue	83,366,000	68,919,000	155,730,000	126,352,000

Cost of service revenue	16,347,000	16,558,000	30,681,000	30,539,000
Government fees paid	12,253,000	10,887,000	24,469,000	22,361,000

Total cost of service	28,600,000	27,445,000	55,150,000	52,900,000

Gross margin	54,766,000	41,474,000	100,580,000	73,452,000

Salaries and benefits	25,785,000	21,006,000	48,900,000	38,718,000
Other operating expenses	20,474,000	11,292,000	33,160,000	21,596,000
Depreciation and amortization	3,696,000	3,145,000	7,104,000	5,785,000

Total operating expenses	49,955,000	35,443,000	89,164,000	66,099,000

Income from operations	4,811,000	6,031,000	11,416,000	7,353,000

Other (expense) income:
Interest expense	(1,447,000)	(498,000)	(2,505,000)	(729,000)
Interest income	11,000	4,000	21,000	15,000

Total other (expense), net	(1,436,000)	(494,000)	(2,484,000)	(714,000)

Income before income taxes	3,375,000	5,537,000	8,932,000	6,639,000
Provision for income taxes	2,913,000	2,329,000	5,243,000	2,792,000

Net income	462,000	3,208,000	3,689,000	3,847,000

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(44,000)	11,000	(60,000)	11,000

Comprehensive income	$418,000	$3,219,000	$3,629,000	$3,858,000

Per share amounts:
Basic	$0.02	$0.15	$0.16	$0.18

Diluted	$0.02	$0.15	$0.15	$0.18

Weighted-average common shares outstanding:
Basic	23,754,420	21,502,035	23,525,530	21,328,629
Diluted	24,152,679	22,104,455	23,861,578	21,625,147

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2005 (Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2004	23,254,087	$23,000	$271,995,000	$258,000	$17,895,000	$290,171,000
Net income	—	—	—	—	3,689,000	3,689,000
Class A Shares issued in connection with prior year acquisitions	12,779	—	233,000	—	—	233,000
Class A Shares issued in connection with stock option plan and employee stock purchase plan	79,783	—	1,221,000	—	—	1,221,000
Class A Shares issued in connection with benefit plans	46,373	—	902,000	—	—	902,000
Class A Shares issued in connection with current year acquisitions	478,747	1,000	9,499,000	—	—	9,500,000
Tax benefit related to stock options	—	—	108,000	—	—	108,000
Foreign currency translation	—	—	—	(60,000)	—	(60,000)

Balance at June 30, 2005	23,871,769	$24,000	$283,958,000	$198,000	$21,584,000	$305,764,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2005 and 2004 (Unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,689,000	$3,847,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,104,000	5,785,000
Deferred income taxes	3,832,000	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,227,000)	(11,070,000)
Prepaid expenses and other current assets	(302,000)	59,000
Other assets	(4,444,000)	(3,172,000)
Accounts payable	671,000	1,068,000
Accrued liabilities	2,474,000	4,173,000
Due to affiliates	79,000	(1,673,000)
Income taxes	(4,278,000)	3,552,000
Accrued compensation and other liabilities	3,476,000	291,000

Net cash provided by operating activities	1,074,000	2,860,000

Cash flows from investing activities:
Database development costs	(1,405,000)	(1,435,000)
Purchases of property and equipment	(5,010,000)	(2,416,000)
Cash paid for acquisitions	(20,795,000)	(44,195,000)
Cash balance of companies acquired	736,000	1,820,000

Net cash used in investing activities	(26,474,000)	(46,226,000)

Cash flows from financing activities:
Proceeds from long-term debt	33,000,000	53,000,000
Repayment of long-term debt	(12,385,000)	(12,637,000)
Proceeds from class A shares issued in connection with stock option plan and employee stock purchase plan	1,221,000	3,431,000

Net cash provided by financing activities	21,836,000	43,794,000

Effect of exchange rates on cash	(2,000)	—
(Decrease) increase in cash and cash equivalents	(3,566,000)	428,000
Cash and cash equivalents at beginning of period	7,637,000	5,637,000

Cash and cash equivalents at end of period	$4,071,000	$6,065,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,433,000	$521,000

Cash paid for income taxes	$5,643,000	$124,000

Non-cash investing and financing activities:
Class A shares issued in connection with acquisitions	$9,733,000	$9,705,000

Notes issued in connection with acquisitions	$8,905,000	$20,389,000

Class A shares issued for benefit plan	$902,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2005 and 2004 (Unaudited)

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

The First American Corporation (“First American”) owns approximately 67% of the shares of capital stock of the Company as of June 30, 2005. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

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

First Advantage completed three acquisitions during the second quarter of 2005. The Company’s operating results for the three and six months ended June 30, 2005 and 2004 include results for the acquired entities from their respective dates of acquisition.

Operating results for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The results of operations for the quarter ended June 30, 2005, include $3.7 million of nondeductible merger costs that First Advantage incurred in connection with its pending acquisition of the Credit Information Group (“CIG”) Business from First American; $2.0 million of costs incurred in connection with the relocation of the company’s corporate headquarters and other office consolidations; and $290,000 of costs related to the launch of the corporate branding initiative that was announced in June 2005. These costs are included in the Company’s Corporate segment.

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, governs the financial statement presentation of changes in stockholders’ equity resulting from non-owner sources. Comprehensive income includes all changes in equity except those resulting from investments by owners and distribution to owners.

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2005 and 2004 (Unaudited)

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

Stock Based Compensation Plan

The Company adopted SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” as of January 1, 2003 with respect to the disclosure requirements. The Company has elected to continue accounting for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. If the Company had elected or was required to apply the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$462,000	$3,208,000	$3,689,000	$3,847,000
Less: stock based compensation expense, net of tax	1,157,000	756,000	2,138,000	1,683,000

Pro forma net income (loss)	$(695,000)	$2,452,000	$1,551,000	$2,164,000

Earnings (loss) per share:
Basic, as reported	$0.02	$0.15	$0.16	$0.18
Basic, pro forma	$(0.03)	$0.11	$0.07	$0.10
Diluted, as reported	$0.02	$0.15	$0.15	$0.18
Diluted, pro forma	$(0.03)	$0.11	$0.06	$0.10

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

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2005 and 2004 (Unaudited)

The Company has not determined the impact, in any, that this statement will have on its consolidated financial position or results of operations.

3.	Acquisitions

During the first quarter of 2005, the Company completed one acquisition for $2.5 million in cash and a made a scheduled payment amounting to $233,000 of Class A shares related to a prior year acquisition. During the second quarter of 2005, the Company acquired 100% of ITax Group, Inc. and Quest Research LTD, and 60% of PrideRock Holding Company. These acquisitions have been included in the Company’s Enterprise Screening and Risk Mitigation segments. The preliminary allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with SFAS No. 141, “Business Combinations.” The allocations may be revised in 2005. The acquisition of these companies is based on management’s consideration of past and expected future performance as well as the potential strategic fit with the long-term goals of the Company. The expected long-term growth, market position and expected synergies to be generated by inclusion of these companies are the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill.

The aggregate purchase price of acquisitions completed during 2005 is as follows:

Cash	$20,795,000
Notes	8,905,000
Stock (478,747 shares)	9,500,000

Purchase price	$39,200,000

The preliminary allocation of the aggregate purchase price of these acquisitions is as follows:

Goodwill	$29,415,000
Identifiable intangible assets	5,709,000
Net assets acquired	4,076,000

$39,200,000

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2005 and 2004 (Unaudited)

Unaudited pro forma results of operations assuming all acquisitions were consummated on January 1, 2004 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Total revenue	$83,367,000	$79,106,000	$159,488,000	$152,845,000

Net income	$1,095,000	$3,680,000	$3,449,000	$4,585,000

Earnings per share:
Basic	$0.05	$0.16	$0.14	$0.20
Diluted	$0.05	$0.15	$0.14	$0.20
Weighted-average common shares outstanding:
Basic	23,854,378	23,056,768	23,814,259	23,015,222
Diluted	24,252,637	23,795,514	24,150,308	23,465,669

The changes in the carrying amount of goodwill, by operating segment, are as follows for the six months ended June 30, 2005:

	Enterprise Screening	Risk Mitigation	Consumer Direct	Consolidated
Balance, at December 31, 2004	$182,582,000	$100,631,000	$22,326,000	$305,539,000
Acquisitions	27,301,000	2,114,000	—	29,415,000
Adjustments to net assets acquired	2,518,000	291,000	—	2,809,000
Utilization of pre-acquisition tax loss carryforwards	(208,000)	—	—	(208,000)

Balance, at June 30, 2005	$212,193,000	$103,036,000	$22,326,000	$337,555,000

The adjustment to net assets acquired represents changes in the fair value of net assets acquired in connection with acquisitions consummated within the past twelve months.

The changes in the carrying amount of identifiable intangible assets are as follows for the six months ended June 30, 2005:

Intangible Assets
Balance, at December 31, 2004	$40,987,000
Acquisitions	5,709,000
Adjustments	(9,000)
Amortization	(2,581,000)

Balance, at June 30, 2005	$44,106,000

Amortization expense totaled $2,581,000 and $1,415,000 for the six months ended June 30, 2005 and 2004, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2005 and 2004 (Unaudited)

4.	Debt

Long-term debt consists of the following at June 30, 2005:

Acquisition notes:
Weighted average interest rate of 4.6% with maturities through 2008	$43,091,000
Bank notes:
$45 million Loan Agreement, interest at 30-day LIBOR plus 1.39% (4.50% at June 30, 2005), matures July 2006	41,500,000
$25 million Line of Credit, interest at 30-day LIBOR plus 1.39% (4.50% at June 30, 2005), matures March 2007	25,000,000
Promissory Notes with First American:
$10 million revolving loan, interest at 30-day LIBOR plus 1.89% (5.00% at June 30, 2005), matures July 2006	10,000,000
$20 million revolving loan, interest at 30-day LIBOR plus 1.89% (5.00% at June 30, 2005), matures July 2006	15,500,000
Capital leases and other debt:
Various interest rates with maturities through 2006	328,000

Total long-term debt and capital leases	135,419,000
Less current portion of long-term debt and capital leases	20,729,000

Long-term debt and capital leases, net of current portion	$114,690,000

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

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2005 and 2004 (Unaudited)

At June 30, 2005, the Company was in compliance with the financial covenants of its loan agreement.

5.	Income Tax

The effective tax rate was 86% and 59% for the three and six months ended June 30, 2005, respectively. This exceeds the Company’s statutory tax rate primarily due to the nondeductible merger costs of $3.7 million that were incurred in connection with the pending acquisition of the CIG Business from First American.

6.	Earnings Per Share

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income	$462,000	$3,208,000	$3,689,000	$3,847,000
Interest on convertible note, net of tax	—	40,000	—	40,000

Net Income - numerator for basic and fully diluted earnings per share	$462,000	$3,248,000	$3,689,000	$3,887,000
Denominator:
Weighted-average shares for basic earnings per share	23,754,420	21,502,035	23,525,530	21,328,629
Effect of dilutive securities	398,259	256,168	336,048	211,141
Convertible notes	—	346,252	—	85,377

Denominator for diluted earnings per share	24,152,679	22,104,455	23,861,578	21,625,147

Earnings per share:
Basic	$0.02	$0.15	$0.16	$0.18
Diluted	$0.02	$0.15	$0.15	$0.18

For the three months ended June 30, 2005 and 2004, options and warrants totaling 412,333 and 1,420,843, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive. For the six months ended June 30, 2005 and 2004, options and warrants totaling 1,241,546 and 1,410,415, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive.

7.	Segment Information

The Company operates in three primary business segments: Enterprise Screening, Risk Mitigation and Consumer Direct.

The Enterprise Screening segment includes employment background screening, occupational health services, resident screening services and tax incentive services. Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories. Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs, sales and use tax programs and fleet asset management programs. Revenue for the Enterprise Screening segment includes $13,000 and $12,000 of sales to the Consumer Direct segment for the three months ended June 30, 2005 and

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2005 and 2004 (Unaudited)

2004, respectively, and $32,000 and $24,000 for the six months ended June 30, 2005 and 2004, respectively. It also includes revenue to the Risk Mitigation segment of $10,000 and $21,000 for the three and six months ended June 30, 2005, respectively.

The Risk Mitigation segment includes motor vehicle records, transportation credit services and investigative services. Products and services offered by the Risk Mitigation segment include driver history reports, vehicle registration, credit reports on cargo shippers and brokers, surveillance services, field interviews, computer forensics, electronic discovery, due diligence reports and other high level investigations. Revenue for the Risk Mitigation segment includes $648,000 and $575,000 of sales to the Enterprise Screening segment for the three months ended June 30, 2005 and 2004, respectively, and $1,252,000 and $1,057,000 for the six months ended June 30, 2005 and 2004, respectively.

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

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2005 and 2004 (Unaudited)

The following table sets forth segment information for the three and six months ended June 30, 2005 and 2004.

	Revenue	Depreciation and Amortization	Income (Loss) Before Income Taxes	Assets
Three Months Ended June 30, 2005
Enterprise Screening	$57,943,000	$2,416,000	$10,716,000	$314,380,000
Risk Mitigation	23,008,000	828,000	2,649,000	131,623,000
Consumer Direct	3,703,000	417,000	370,000	26,536,000
Corporate and Eliminations	(1,288,000)	35,000	(10,360,000)	10,927,000

Consolidated	$83,366,000	$3,696,000	$3,375,000	$483,466,000

Three Months Ended June 30, 2004
Enterprise Screening	$47,464,000	$2,078,000	$6,587,000	$235,757,000
Risk Mitigation	19,031,000	484,000	2,048,000	102,341,000
Consumer Direct	2,964,000	563,000	(126,000)	34,232,000
Corporate and Eliminations	(540,000)	20,000	(2,972,000)	5,171,000

Consolidated	$68,919,000	$3,145,000	$5,537,000	$377,501,000

Six Months Ended June 30, 2005
Enterprise Screening	$105,749,000	$4,538,000	$17,345,000	$314,380,000
Risk Mitigation	45,413,000	1,669,000	5,070,000	131,623,000
Consumer Direct	7,043,000	831,000	677,000	26,536,000
Corporate and Eliminations	(2,475,000)	66,000	(14,160,000)	10,927,000

Consolidated	$155,730,000	$7,104,000	$8,932,000	$483,466,000

Six Months Ended June 30, 2004
Enterprise Screening	$83,483,000	$3,765,000	$8,470,000	$235,757,000
Risk Mitigation	36,770,000	860,000	3,171,000	102,341,000
Consumer Direct	7,196,000	1,131,000	(141,000)	34,232,000
Corporate and Eliminations	(1,097,000)	29,000	(4,861,000)	5,171,000

Consolidated	$126,352,000	$5,785,000	$6,639,000	$377,501,000

8.	Pending Acquisition

On June 30, 2005, the Company filed a preliminary proxy statement with the SEC. First Advantage has agreed to buy First American’s CIG Business and related businesses under the terms of the master transfer agreement. First Advantage has agreed to pay for the CIG Business and related businesses with 29,073,170 shares of its Class B common stock. The date for the company’s annual shareholders meeting has been set for September 13, 2005, for shareholders of record as of August 9, 2005. Subject to the approval of a majority of the First Advantage’s Class A shareholders and other closing conditions, the acquisition of CIG from First American is expected to close shortly thereafter.

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2005 and 2004 (Unaudited)

The following unaudited combined financial information has been prepared to give effect to the acquisition of the CIG Business by First Advantage. The acquisition of the CIG Business by First Advantage is a transaction between businesses under the common control of First American. In acquisition of businesses under common control, the acquiring company records acquired assets and liabilities at historical costs. Historical income statements of the acquirer are restated to include operations of the acquired business at historical cost assuming the acquisition was completed at the beginning of the earliest period presented. The restated financial information for the three and six months ended for June 30, 2005 includes $3.7 million of nondeductible merger costs that First Advantage incurred in connection with its pending acquisition of the Credit Information Group (“CIG”) Business from First American; $2.0 million of costs incurred in connection with the relocation of the company’s corporate headquarters and other office consolidations; and $290,000 of costs related to the launch of the corporate branding initiative.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total revenue	$163,424,000	$133,994,000	$303,745,000	$256,023,000

Net income	$12,489,000	$10,266,000	$26,675,000	$19,882,000

Earnings per share:
Basic	$0.24	$0.20	$0.51	$0.39
Diluted	$0.23	$0.20	$0.50	$0.39
Weighted-average common shares outstanding:
Basic	52,827,590	50,575,205	52,598,700	50,401,799
Diluted	53,219,980	51,177,625	52,930,764	50,698,317

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note of Caution Regarding Forward Looking Statements

Certain statements in this quarterly report on Form 10-Q relate to future results of the Company and are considered “forward-looking statements”. These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to among other things, sufficiency and availability of cash flows and other sources of liquidity, current levels of operations, anticipated growth, future market positions, synergies from integration, ability to execute its growth strategy, consummation of the transaction with The First American Corporation, levels of capital expenditures and ability to satisfy current debt. These forward-looking statements, and others forward-looking statements contained in other public disclosures of the Company are based on assumptions that involve risks and uncertainties, and that are subject to change based on various important factors (some of which are beyond the Company’s control). Risks and uncertainties exist that may cause results to differ materially from those set forth in these forward-looking statements. Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: general volatility of the capital markets and the market price of the Company’s Class A common stock; the Company’s ability to successfully raise capital; the Company’s ability to identify and complete acquisitions and to successfully integrate businesses it acquires; changes in applicable government regulations; the degree and nature of the Company’s competition; increases in the Company’s expenses; continued consolidation among the Company’s competitors and customers; unanticipated technological changes and requirements; the Company’s ability to identify suppliers of quality and cost-effective data; and other factors described in this quarterly report on Form 10-Q. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties. The forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

First Advantage Corporation (Nasdaq: FADV) (“First Advantage” or the “Company”) provides global risk management screening services to enterprise and consumer customers. The Company operates in three primary business segments: Enterprise Screening, Risk Mitigation and Consumer Direct. First Advantage is headquartered in St. Petersburg, Florida, and has more than 2,400 employees in offices throughout the United States and abroad. Since its formation, First Advantage has acquired 27 companies as of June 30, 2005 and completed three of those acquisitions in the second quarter of 2005.

Operating results for the three and six months ended June 30, 2005 included total revenue of $83.4 million and $155.7 million, respectively, representing an increase of 21% and 23% over the same periods in 2004, with 6.6% and 7.6% of that growth being organic growth. Net income for the three and six months ended June 30, 2005 was $.5 million and $3.7 million, respectively. Net income decreased $2.7 million for the three months and $.2 million for the six months ended June 30, 2005 in comparison to the same periods in 2004.

On June 30, 2005, the Company filed a preliminary proxy statement with the SEC. First Advantage has agreed to buy First American’s CIG Business and related businesses under the terms of the master transfer agreement. First Advantage has agreed to pay for the CIG Business and related businesses with 29,073,170 shares of its Class B common stock. The date for the company’s annual shareholders meeting has been set for September 13, 2005, for shareholders of record as of August 9, 2005. Subject to the approval of a majority of the First Advantage’s Class A shareholders and other closing conditions, the acquisition of CIG from First American is expected to close shortly thereafter. The acquisition of CIG by First Advantage is a transaction between businesses under common control of First American. As such, First Advantage will record the assets and liabilities of CIG at historical cost. Historical income statements of First Advantage will be restated to include results of operations of CIG at historical costs assuming the acquisition was completed at the beginning of the earliest periods presented.

The results of operations for the quarter ended June 30, 2005, include $3.7 million of nondeductible merger costs that First Advantage incurred in connection with its pending acquisition of the CIG Business from First American; $2.0 million of costs incurred in connection with the relocation of the company’s corporate headquarters and other office consolidations; and $.3 million of costs related to the launch of the corporate branding initiative that was announced in June 2005. These costs are included in the Company’s Corporate segment.

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

The following is a summary of the operating results by the Company’s business segments for the three months ended June 30, 2005 and 2004 and for the six months ended June 30, 2005 and 2004.

Three Months Ended June 30, 2005	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$55,023,000	$13,078,000	$3,703,000	$(691,000)	$71,113,000
Reimbursed government fee revenue	2,920,000	9,930,000	—	(597,000)	12,253,000

Total revenue	57,943,000	23,008,000	3,703,000	(1,288,000)	83,366,000
Cost of service revenue	13,237,000	3,549,000	252,000	(691,000)	16,347,000
Government fees paid	2,920,000	9,930,000	—	(597,000)	12,253,000

Total cost of service	16,157,000	13,479,000	252,000	(1,288,000)	28,600,000
Gross margin	41,786,000	9,529,000	3,451,000	—	54,766,000
Salaries and benefits	18,517,000	4,197,000	519,000	2,552,000	25,785,000
Other operating expenses	10,140,000	1,859,000	2,146,000	6,329,000	20,474,000
Depreciation and amortization	2,416,000	828,000	417,000	35,000	3,696,000

Income (loss) from operations	$10,713,000	$2,645,000	$369,000	$(8,916,000)	$4,811,000

Gross margin percentage of service revenue	75.9%	72.9%	93.2%	N/A	77.0%

Three Months Ended June 30, 2004	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$44,744,000	$10,864,000	$2,964,000	$(540,000)	$58,032,000
Reimbursed government fee revenue	2,720,000	8,167,000	—	—	10,887,000

Total revenue	47,464,000	19,031,000	2,964,000	(540,000)	68,919,000
Cost of service revenue	12,516,000	4,321,000	261,000	(540,000)	16,558,000
Government fees paid	2,720,000	8,167,000	—	—	10,887,000

Total cost of service	15,236,000	12,488,000	261,000	(540,000)	27,445,000
Gross margin	32,228,000	6,543,000	2,703,000	—	41,474,000
Salaries and benefits	15,484,000	2,732,000	638,000	2,152,000	21,006,000
Other operating expenses	8,066,000	1,271,000	1,628,000	327,000	11,292,000
Depreciation and amortization	2,078,000	484,000	563,000	20,000	3,145,000

Income (loss) from operations	$6,600,000	$2,056,000	$(126,000)	$(2,499,000)	$6,031,000

Gross margin percentage of service revenue	72.0%	60.2%	91.2%	N/A	71.5%

Six Months Ended June 30, 2005	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$100,289,000	$25,251,000	$7,043,000	$(1,322,000)	$131,261,000
Reimbursed government fee revenue	5,460,000	20,162,000	—	(1,153,000)	24,469,000

Total revenue	105,749,000	45,413,000	7,043,000	(2,475,000)	155,730,000
Cost of service revenue	24,528,000	7,038,000	437,000	(1,322,000)	30,681,000
Government fees paid	5,460,000	20,162,000	—	(1,153,000)	24,469,000

Total cost of service	29,988,000	27,200,000	437,000	(2,475,000)	55,150,000
Gross margin	75,761,000	18,213,000	6,606,000	—	100,580,000
Salaries and benefits	34,987,000	7,946,000	994,000	4,973,000	48,900,000
Other operating expenses	18,899,000	3,536,000	4,106,000	6,619,000	33,160,000
Depreciation and amortization	4,538,000	1,669,000	831,000	66,000	7,104,000

Income (loss) from operations	$17,337,000	$5,062,000	$675,000	$(11,658,000)	$11,416,000

Gross margin percentage of service revenue	75.5%	72.1%	93.8%	N/A	76.6%

Six Months Ended June 30, 2004	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$78,448,000	$19,444,000	$7,196,000	$(1,097,000)	$103,991,000
Reimbursed government fee revenue	5,035,000	17,326,000	—	—	22,361,000

Total revenue	83,483,000	36,770,000	7,196,000	(1,097,000)	126,352,000
Cost of service revenue	23,198,000	7,884,000	554,000	(1,097,000)	30,539,000
Government fees paid	5,035,000	17,326,000	—	—	22,361,000

Total cost of service	28,233,000	25,210,000	554,000	(1,097,000)	52,900,000
Gross margin	55,250,000	11,560,000	6,642,000	—	73,452,000
Salaries and benefits	28,131,000	5,180,000	1,503,000	3,904,000	38,718,000
Other operating expenses	14,854,000	2,344,000	4,151,000	247,000	21,596,000
Depreciation and amortization	3,765,000	860,000	1,131,000	29,000	5,785,000

Income (loss) from operations	$8,500,000	$3,176,000	$(143,000)	$(4,180,000)	$7,353,000

Gross margin percentage of service revenue	70.4%	59.5%	92.3%	N/A	70.6%

Enterprise Screening Segment

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Total service revenue was $55.0 million as of June 30, 2005, an increase of $10.3 million compared to service revenue of $44.7 million in the same period of 2004. Acquisitions accounted for approximately $6.7 million of the revenue increase. There were five businesses acquired since the second quarter of 2004. Revenue increased by $3.6 million at businesses owned in the second quarter of 2004. The growth rate of 9.1%, excluding acquisitions, is due to expanded market share and an increase in products, services, and cross-selling opportunities.

The gross margin percentage of service revenue increased from 72.0% to 75.9% primarily as a result of efficiencies realized from consolidating operations and leveraging vendor relationships.

Salaries and benefits increased by $3.0 million. Salaries and benefits were 33.7% of service revenue for the second quarter of 2005 compared to 34.6% of service revenue in the same period of 2004. This decrease reflected economies achieved in 2005 by consolidating certain operations and leveraging databases.

Other operating expenses increased by $2.1 million and were 18.4% of service revenue in the second quarter of 2005 compared to 18.0% in the same period of 2004. This increase was primarily due to the four companies acquired since June 30, 2004.

Depreciation and amortization increased by $.3 million. Depreciation and amortization was 4.4% of service revenue in the second quarter of 2005 compared to 4.6% in the same period of 2004. This decrease, as a percent of service revenue, is primarily due to several assets being fully depreciated offset by an increase in the amortization of intangible assets as a result of acquisitions.

Income from operations was $10.7 million in the second quarter of 2005 compared to income from operations of $6.6 million in the same period of 2004. The increase was the result of increased revenue, primarily from acquisitions. Operating costs, as a percent of revenue, declined due to consolidation of businesses and leveraging of databases.

Risk Mitigation Segment

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Total service revenue was $13.1 million as of June 30, 2005, an increase of $2.2 million compared to service revenue of $10.9 million in the same period of 2004. The acquisition of an investigative business and a motor vehicle business account for a substantial part of the increase in service revenue.

The gross margin percentage of service revenue increased from 60.2% to 72.9% primarily due to the acquired companies, which generate margin levels that are higher as a percentage of service revenue.

Salaries and benefits increased by $1.5 million. Salaries and benefits were 32.1% of service revenue in the second quarter of 2005 compared to 25.1% in the same period of 2004. The percentage increase is primarily due to the acquisitions.

Other operating expenses increased by $.6 million. Other operating expenses were 14.2% of service revenue in the second quarter of 2005 and 11.7% in the second quarter of 2004. The increase is primarily due to the acquisitions.

Depreciation and amortization increased by $.3 million due to an increase in amortization of intangible assets as a result of the acquisitions.

Income from operations was $2.6 million for the second quarter of 2005 compared to $2.1 million in the second quarter of 2004.

Consumer Direct

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Total service revenue was $3.7 million as of June 30, 2005, an increase of $.7 million compared to service revenue of $3.0 million in the same period of 2004. The increase is due to additional distribution channels in use in comparing the second quarter of 2005 to second quarter of 2004.

The gross margin percentage of service revenue increased from 91.2% to 93.2% primarily due to vendor negotiations to reduce fulfillment costs.

Salaries and benefits decreased by $.1 million. Salaries and benefits were 14.0% of service revenue in the second quarter of 2005 compared to 21.5% in the same period of 2004. The percentage decrease is primarily due to the reduction in employees. There was a decrease of 18 employees in comparing the average number of employees in second quarter 2005 to the same period in 2004.

Other operating expenses increased by $.5 million. Other operating expenses were 58.0% of service revenue in the second quarter of 2005 and 54.9% for the same period of 2004. The increase is due to increased advertising to align with increased revenues in the second quarter.

Depreciation and amortization decreased by $.1 million due to several assets being fully depreciated.

Income from operations was $.4 million for the second quarter of 2005 compared to a loss from operations of $.1 million in the second quarter of 2004. This increase is due to the additional distribution channels and improved margins.

Corporate

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. Additional costs were incurred for the increased level of professional fees for Sarbanes Oxley compliance and for interest expense related to increased debt levels. The corporate expenses were $8.9 million in the second quarter of 2005 compared to expenses of $2.5 million in the same period of 2004. The current year increase is primarily due to the following one-time expenses; (a) $3.7 million related to CIG acquisition costs; (b) $2.0 million related to relocation expenses; and (c) $.3 million related to launching the Company’s branding initiative.

Consolidated Results

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Consolidated service revenue for the three months ended June 30, 2005 was $71.1 million, an increase of $13.1 million compared to service revenue of $58.0 in the same period in 2004. Acquisitions accounted for $10.3 million of the increase.

The consolidated gross margin of service revenue was 77.0% for the three months ended June 30, 2005 compared to 71.5% for the same period in 2004. The increase is due to the change in the mix of margins related to the acquired businesses, and efficiencies realized from consolidating operations and leveraging vendor relationships.

Salaries and benefits were 36.3% of service revenue for the three months ended June 30, 2005 and 36.2% compared to the same period in 2004.

Other operating expenses were 28.8% of service revenue for the three months ended June 30, 2005 and 19.5% compared to the same period for 2004. The increase is primarily related to the following one-time expenses; (a) $3.7 million related to CIG acquisition costs; (b) $2.0 million related to relocation expenses; and (c) $.3 million related to launching the Company’s branding initiative.

Depreciation and amortization increased by $.6 million due to an overall increase in amortization of intangible assets as a result of acquisitions, offset by several assets being fully depreciated.

Income from operations was $4.8 million for the three months ended June 30, 2005 compared to $6.0 million for the same period in 2004. The decrease of $1.2 million is comprised of an increase in operating income of $4.1 million in the Enterprise Screening segment, an increase in operating income of $.6 million in the Risk Mitigation segment, an increase in operating income of $.5 million in the Consumer Direct segment and an increase of corporate expenses of $6.4 million.

Enterprise Screening Segment

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Total service revenue was $100.3 million as of June 30, 2005, an increase of $21.9 million compared to service revenue of $78.4 million in the same period of 2004. Acquisitions accounted for approximately $14.9 million of the revenue increase. There were four businesses acquired since June 2004. Revenue increased by $7.0 million at businesses owned at June 2004. The growth rate of 9.7%, excluding acquisitions, is due to expanded market share, the launch of several cross-selling initiatives, and an increase in products and services.

The gross margin percentage of service revenue increased from 70.4% to 75.5% was primarily due to efficiencies realized from consolidating operations and leveraging vendor relationships.

Salaries and benefits increased by $6.9 million. Salaries and benefits were 34.9% of service revenue for the six months ended June 2005 compared to 35.9% of service revenue in the same period of 2004. This decrease, as a percentage of revenue, is due to economies achieved in 2005 by consolidating certain operations.

Other operating expenses increased by $4.0 million and were 18.8% of service revenue for the six months ended June 2005 compared to 18.9% in the same period of 2004.

Depreciation and amortization increased by $.8 million. Depreciation and amortization was 4.5% of service revenue for the six months ended June 2005 compared to 4.8% in the same period of 2004. This decrease, as a percent of service revenue, is primarily due to several assets being fully depreciated offset by an increase in the amortization of intangible assets as a result of acquisitions.

Income from operations was $17.3 million for the six months ended June 2005 compared to income from operations of $8.5 million in the same period of 2004. The increase in income from operations was the result of increased revenue, primarily from acquisitions. Operating costs, as a percent of revenue, declined due to consolidation of businesses and leveraging of databases.

Risk Mitigation Segment

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Total service revenue was $25.3 million as of June 30, 2005, an increase of $5.9 million compared to service revenue of $19.4 million in the same period of 2004. The acquisition of an investigative business and a motor vehicle business account for a substantial part of the increase in service revenue.

The gross margin percentage of service revenue increased from 59.5% to 72.1%. The increase is primarily driven by an acquisition in the transportation division, which has generally higher margins.

Salaries and benefits increased by $2.8 million. Salaries and benefits were 31.5% of service revenue year to date June 2005 compared to 26.6% in the same period of 2004. The percentage increase is primarily due to acquisitions.

Other operating expenses increased by $1.2 million. Other operating expenses were 14.0% of service revenue for the six months ended June 2005 compared to 12.1% in the same period of 2004. The change is primarily due to acquisitions.

Depreciation and amortization increased by $.8 million due to an increase in amortization of intangible assets as a result of acquisitions.

Income from operations was $5.1 million for the six months ended June 2005 compared to $3.2 million in the same period of 2004. Operating income from existing businesses increased by $1.9 million.

Consumer Direct

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Total service revenue was $7.0 million as of June 30, 2005, a decrease of $.2 million compared to service revenue of $7.2 million in the same period of 2004. This segment experienced a decrease in distribution channels in 2004. In 2005, these channels have begun to be replaced, and revenues have increased when comparing the second quarter 2005 to the same period in 2004.

The gross margin percentage of service revenue increased from 92.3% to 93.8% primarily due to vendor negotiations to reduce fulfillment costs.

Salaries and benefits decreased by $.5 million. Salaries and benefits were 14.1% of service revenue for the six months ended June 2005 compared to 20.9% in the same period of 2004. The percentage decrease is primarily due to the reduction in employees. There was a decrease of 25 employees when the average number of employees in the first half of 2005 is compared the same period in 2004.

Other operating expenses decreased by $45 thousand. Other operating expenses were 58.3% of service revenue for the six months ended June 2005 and 57.7% for the same period of 2004.

Depreciation and amortization decreased by $.3 million due to certain fixed assets becoming fully depreciated during the fourth quarter of 2004.

Income from operations was $.7 million for the six months ended June 2005 compared to a loss from operations of $.1 million in the same period in 2004. The increase is due to the 2005 addition of distribution channels and the continued focus on cost management.

Corporate

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. Additional costs were incurred for the increased level of professional fees for Sarbanes Oxley compliance and for interest expense related to increased debt levels. The corporate expenses were $11.7 million for the six months ended June 30, 2005 compared to expenses of $4.2 million in the same period of 2004. The current year increase is primarily due to the following one-time expenses; (a) $3.7 million related to CIG acquisition costs; (b) $2.0 million related to relocation expenses; and (c) $.3 million related to launching the Company’s branding initiative.

Consolidated Results

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Consolidated service revenue for the six months ended June 30, 2005 was $131.3 million, an increase of $27.3 million compared to service revenue of $104.0 in the same period in 2004. Acquisitions accounted for $21.7 million of the increase.

The consolidated gross margin of service revenue was 76.6% for the six months ended June 30, 2005 compared to 70.6% for the same period in 2004. The increase is due to the change in the mix of margins related to the acquired businesses in addition to efficiencies realized from consolidating operations and leveraging vendor relationships.

Salaries and benefits were 37.3% of service revenue for the six months ended June 30, 2005 and 37.2% compared to the same period in 2004.

Other operating expenses were 25.3% of service revenue for the six months ended June 30, 2005 and 20.8% compared to the same period for 2004. The increase was primarily related to the additional corporate expenses incurred in 2005 offset by decreases related to continued cost efficiencies.

Depreciation and amortization increased by $1.3 million due to an increase in amortization of intangible assets as a result of acquisitions.

Income from operations was $11.4 million for the six months ended June 30, 2005 compared to $7.4 million for the same period in 2004. The increase of $4.0 million is comprised of an increase in operating income of $8.8 million in the Enterprise Screening segment, an increase in operating income of $1.9 million in the Risk Mitigation segment, an increase in operating income of $.8 million in the Consumer Direct segment and an increase of corporate expenses of $7.5 million.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank and with First American. As of June 30, 2005, cash and cash equivalents were $4.1 million.

Cash provided by operating activities was $1.1 million and $2.9 million for the six months ended June 30, 2005 and 2004, respectively.

Cash provided from operating activities decreased $1.8 million from the six months ended June 30, 2005 compared to the same period in 2004, while net income was $3.7 million for the six months ended June 30, 2005 and $3.8 million for the same period in 2004. A $1.3 million increase in depreciation and amortization was offset by a $3.2 million increase in operating assets and liabilies, net.

Cash used in investing activities was $26.5 million and $46.2 million for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005, cash in the amount of $20.8 million was used for acquisitions. Purchases of property and equipment were $5.0 million for the six months ended June 30, 2005 compared to $2.4 million in the same period of 2004.

Cash provided by financing activities was $21.8 million and $43.8 million for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005, proceeds from existing credit facilities with a bank and First American were $33.0 million. Repayment of debt was $12.4 million for the six months ended June 30, 2005 and $12.6 million in the same period of 2004. Proceeds from Class A shares issued in connection with the stock option plan and employee stock purchase plan were $1.2 million and $3.4 million for the six months ended June 30, 2005 and 2004, respectively.

At June 30, 2005 the Company had unused lines of credit of $8 million.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 4,000,000 shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on July 14, 2003. A total of 2,717,230 of the 4,000,000 shares were issued for acquisitions as of June 30, 2005.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 2,000,000 shares of our Class A common stock, par value $.001 per share, from time to time for general corporate purposes. The Registration Statement was declared effective on January 3, 2005. No shares have been issued as of June 30, 2005.

In 2005, First Advantage seeks to acquire other businesses as part of its growth strategy. The Company will continue to evaluate acquisitions in order to achieve economies of scale, expand market share and enter new markets. The extent of future acquisitions, however, is dependent upon the availability of capital and liquidity to fund such acquisitions.

While uncertainties within the Company’s industry exist, management is not aware of any trends or events likely to have a material adverse effect on liquidity or the accompanying financial statements. The Company believes that, based on current levels of operations and anticipated growth, the Company’s cash flow from operations, together with available sources of liquidity, will be sufficient to fund operations, fund anticipated capital expenditures, make required payments of principal and interest on debt, and satisfy other long-term contractual commitments. However, any material adverse change in our operating results from our business plan or acceleration of existing debt obligations or in the amount of investment in acquisitions, technology or products could require the Company to seek other funding alternatives including raising additional capital.

The following is a schedule of long-term contractual commitments as of June 30, 2005 over the periods in which they are expected to be paid.

	2005	2006	2007	2008	2009	Thereafter	Total
Minimum contract purchase commitments	$615,000	$578,000	$514,000	$425,000	$450,000	$—	$2,582,000
Operating leases	4,915,000	8,050,000	6,433,000	5,535,000	5,452,000	23,762,000	54,147,000
Long-term debt and capital leases	10,382,000	85,335,000	32,967,000	6,735,000	—	—	135,419,000
Interest payments related to long-term debt(1)	3,029,000	4,126,000	784,000	231,000	—	—	8,170,000

Total	$18,941,000	$98,089,000	$40,698,000	$12,926,000	$5,902,000	$23,762,000	$200,318,000

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s risk since filing its Form 10-K for the year ended December 31, 2004.

Item 4.	Controls and Procedures

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

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A subsidiary of the Company is involved in a class action lawsuit that is pending in state court in California. The plaintiff in this case alleges that our subsidiary violated the California Consumer Credit Reporting Agencies Act by failing to use reasonable procedures to ensure the maximum possible accuracy when issuing a background report and, in particular, by failing to provide a written disclaimer on the background report regarding its accuracy. The action seeks statutory damages, actual damages, and attorney’s fees.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On May 9, 2005, the Company entered into Director Indemnification Agreements with each of the current members of its board of directors pursuant to which the Company agreed, in exchange for such person’s continued service on the Company’s board, to indemnify, defend and hold harmless each director to the fullest extent permitted or required by the laws of the State of Delaware against all liabilities and expenses incurred by such director by virtue of such director’s service on the Company’s board of directors or service in such other capacity (including, among other things, as officer, employee, or agent of the Company or other enterprise) at the request of the Company. In addition, the Company agreed to advance certain expenses incurred by its directors in proceedings involving the director by virtue of such service. The Director Indemnification Agreement also defines the terms and conditions that apply in determining whether or not a director is entitled to indemnification in any given instance and the circumstances under which the director may be required to reimburse the Company for advanced expenses. The Company also agreed to maintain insurance coverage for director and officers on terms no less favorable than in effect on the date the Director Indemnification Agreements were executed, with respect to coverage and amount.

Item 6.	Exhibits

(a)	Exhibits

10.1	Form of Indemnification Agreement, dated May 9, 2005, between First Advantage Corporation and each member of its board of directors.

10.2	Amended and Restated Master Transfer Agreement, dated June 20, 2005, among The First American Corporation, First American Real Estate Information Services, Inc., First American Real Estate Solutions, LLC, FADV Holdings, LLC and First Advantage Corporation.

10.3	First Advantage Corporation Senior Executive Annual Incentive Program.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ADVANTAGE CORPORATION

(Registrant)

Date: August 15, 2005	By:	/s/ JOHN LONG
John Long
Chief Executive Officer

Date: August 15, 2005	By:	/s/ JOHN LAMSON
John Lamson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Indemnification Agreement, dated May 9, 2005, between First Advantage Corporation and each member of its board of directors.

10.2	Amended and Restated Master Transfer Agreement, dated June 20, 2005, among The First American Corporation, First American Real Estate Information Services, Inc., First American Real Estate Solutions, LLC, FADV Holdings, LLC and First Advantage Corporation.

10.3	First Advantage Corporation Senior Executive Annual Incentive Program.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002