Form 10-Q
period 2005-09-30
FIRST ADVANTAGE CORP
filed 2005-11-10
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

There were 9,178,956 shares of outstanding Class A Common Stock of the registrant as of November 8, 2005.

There were 46,076,066 shares of outstanding Class B Common Stock of the registrant as of November 8, 2005.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

First Advantage Corporation

Consolidated Financial Statements

For the Nine Months Ended

September 30, 2005 and 2004

First Advantage Corporation

Consolidated Balance Sheets (Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$17,438,000	$9,996,000
Accounts receivable (less allowance for doubtful accounts of $4,203,000 and $3,444,000 in 2005 and 2004, respectively)	97,462,000	67,981,000
Notes receivable	—	4,000,000
Due from affiliates	—	553,000
Prepaid expenses and other current assets	6,770,000	3,217,000

Total current assets	121,670,000	85,747,000
Property and equipment, net	49,947,000	44,966,000
Goodwill	437,442,000	380,596,000
Intangible assets, net	54,187,000	43,596,000
Database development costs, net	10,039,000	9,688,000
Investment in equity investee	36,086,000	34,854,000
Deferred income tax asset	17,369,000	—
Other assets	4,808,000	3,657,000

Total assets	$731,548,000	$603,104,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,675,000	$14,726,000
Accrued compensation	24,232,000	19,918,000
Accrued liabilities	28,578,000	19,482,000
Deferred income	6,125,000	4,558,000
Due to affiliates	3,835,000	—
Income taxes payable	473,000	4,381,000
Current portion of long-term debt and capital leases	31,685,000	24,326,000

Total current liabilities	105,603,000	87,391,000
Long-term debt and capital leases, net of current portion	95,208,000	86,480,000
Deferred income tax liability	—	8,454,000
Other liabilities	2,523,000	861,000

Total liabilities	203,334,000	183,186,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 125,000,000 and 75,000,000 shares authorized; 8,223,667 and 7,226,801 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	8,000	7,000
Class B common stock, $.001 par value; 75,000,000 shares authorized; 46,076,066 and 42,856,553 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	46,000	43,000
Additional paid-in capital	386,043,000	298,243,000
Retained earnings	141,730,000	121,367,000
Accumulated other comprehensive income	387,000	258,000

Total stockholders’ equity	528,214,000	419,918,000

Total liabilities and stockholders’ equity	$731,548,000	$603,104,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income and Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Service revenue	$157,746,000	$122,865,000	$437,022,000	$356,526,000
Reimbursed government fee revenue	12,200,000	11,208,000	36,669,000	33,569,000

Total revenue	169,946,000	134,073,000	473,691,000	390,095,000

Cost of service revenue	49,881,000	37,219,000	133,026,000	112,901,000
Government fees paid	12,200,000	11,208,000	36,669,000	33,569,000

Total cost of service	62,081,000	48,427,000	169,695,000	146,470,000

Gross margin	107,865,000	85,646,000	303,996,000	243,625,000

Salaries and benefits	46,646,000	37,018,000	130,308,000	105,876,000
Facilities and telecommunications	6,205,000	5,333,000	18,974,000	15,673,000
Other operating expenses	20,193,000	15,115,000	57,845,000	48,919,000
Depreciation and amortization	6,685,000	5,878,000	19,085,000	17,134,000

Total operating expenses	79,729,000	63,344,000	226,212,000	187,602,000

Income from operations	28,136,000	22,302,000	77,784,000	56,023,000

Other (expense) income:
Interest expense	(1,580,000)	(714,000)	(4,115,000)	(1,665,000)
Interest income	22,000	150,000	48,000	567,000

Total other (expense), net	(1,558,000)	(564,000)	(4,067,000)	(1,098,000)
Equity in earnings of investee	280,000	349,000	1,232,000	986,000

Income before income taxes	26,858,000	22,087,000	74,949,000	55,911,000
Provision for income taxes	10,835,000	9,125,000	32,251,000	23,067,000

Net income	16,023,000	12,962,000	42,698,000	32,844,000

Other comprehensive income, net of tax:
Foreign currency translation adjustments	189,000	130,000	129,000	141,000

Comprehensive income	$16,212,000	$13,092,000	$42,827,000	$32,985,000

Per share amounts:
Basic	$0.30	$0.26	$0.82	$0.67

Diluted	$0.30	$0.26	$0.81	$0.66

Weighted-average common shares outstanding:
Basic	53,200,609	49,683,345	52,132,551	49,318,123
Diluted	53,964,766	50,128,761	52,616,858	49,646,664

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2005 (Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2004, as previously reported	23,254,087	$23,000	$271,995,000	$258,000	$17,895,000	$290,171,000
CIG acquisition	26,829,267	27,000	26,248,000		103,472,000	129,747,000

December 31, 2004, as restated	50,083,354	$50,000	$298,243,000	$258,000	$121,367,000	$419,918,000
Distribution to First American from CIG prior to the merger	—	$—	$—	$—	$(22,335,000)	$(22,335,000)
Net income	—	—	—	—	42,698,000	42,698,000
Class A Shares issued in connection with acquisitions	742,336	1,000	16,432,000	—	—	16,433,000
Class A Shares issued in connection with option, benefit and savings plans	254,530	—	4,629,000	—	—	4,629,000
Class B Shares issued in connection with acquisitions	2,243,903	2,000	46,553,000	—	—	46,555,000
Class B Shares issued in connection with conversion of debt	975,610	1,000	19,999,000	—	—	20,000,000
Tax benefit related to stock options	—	—	187,000	—	—	187,000
Foreign currency translation	—	—	—	129,000	—	129,000

Balance at September 30, 2005	54,299,733	$54,000	$386,043,000	$387,000	$141,730,000	$528,214,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2005 and 2004 (Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$42,698,000	$32,844,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,085,000	17,134,000
Deferred income tax	(25,823,000)	(5,646,000)
Equity in earnings of investee	(1,232,000)	(986,000)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(20,675,000)	(21,230,000)
Prepaid expenses and other current assets	(3,363,000)	248,000
Goodwill, intangibles and other assets	28,028,000	1,958,000
Accounts payable	(5,933,000)	174,000
Accrued liabilities	2,643,000	2,100,000
Deferred income	(845,000)	2,000
Due to affiliates	4,207,000	49,000
Income taxes	(3,762,000)	4,845,000
Accrued compensation and other liabilities	6,055,000	(2,163,000)

Net cash provided by operating activities	41,083,000	29,329,000

Cash flows from investing activities:
Database development costs	(2,552,000)	(2,226,000)
Purchases of property and equipment	(10,749,000)	(5,803,000)
Notes receivable	4,000,000	1,000,000
Cash paid for acquisitions	(31,041,000)	(49,970,000)
Cash balance of companies acquired	6,486,000	3,212,000

Net cash used in investing activities	(33,856,000)	(53,787,000)

Cash flows from financing activities:
Proceeds from long-term debt	114,000,000	57,000,000
Repayment of long-term debt and capital leases	(95,179,000)	(18,308,000)
Proceeds from class A shares issued in connection with stock option plan and employee stock purchase plan	3,727,000	3,509,000
Distribution to First American from CIG prior to the merger	(22,335,000)	(19,152,000)

Net cash provided by financing activities	213,000	23,049,000

Effect of exchange rates on cash	2,000	—
Increase (decrease) in cash and cash equivalents	7,442,000	(1,409,000)
Cash and cash equivalents at beginning of period	9,996,000	8,623,000

Cash and cash equivalents at end of period	$17,438,000	$7,214,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,221,000	$1,244,000

Cash paid for income taxes	$11,210,000	$176,000

Non-cash investing and financing activities:
Class A shares issued in connection with acquisitions	$16,433,000	$19,180,000

Class B shares issued in connection with acquisitions	$46,555,000	$—

Notes issued in connection with acquisitions	$16,905,000	$30,819,000

Class A shares issued for benefit plan	$902,000	$—

Class B shares issued for converted debt	$20,000,000	$—

Class A shares issued in connection with convertible notes	—	$8,961,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2005 and 2004 (Unaudited)

1.	Organization and Nature of Business

The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services. The business lines in the Lender Services segment offers lenders across the country credit reporting solutions for mortgage and home equity needs. The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, fleet management, supply chain theft and damage mitigation consulting, consumer location, criminal records reselling, subprime credit reporting, and consumer credit reporting services. The Dealer Services business segment serves the automotive dealer marketplace by delivering consolidated consumer credit reports, credit automation software and lead development services. The Employer Services segment is comprised of the business lines that deliver global employment background verifications, occupational health services, tax credits and incentives programs and other business tax consulting services that are frequently sold to support organization’s human resource functions. The Multifamily Services segment’s business lines include resident screening, property management software and renters insurance services—providing solutions to property owners and managers across the nation. The Investigative and Litigation Support Services segment consists of the business lines that support businesses, insurers and law firms nationwide with their insurance fraud investigations, surveillance, computer forensics, electronic discovery, data recovery, due diligence reporting and corporate and litigation investigative needs.

The First American Corporation and affiliates (“First American”) own approximately 85% of the shares of capital stock of the Company as of September 30, 2005. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial information included in this report has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments are of a normal recurring nature and are considered necessary for a fair statement of the results for the interim period. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission and the Proxy Statement filed June 30, 2005.

The accompanying financial statements have been prepared to give effect to the acquisition of the Consumer Information Group (“CIG”) Business by First Advantage. The acquisition of the CIG Business by First Advantage is a transaction between businesses under the common control of First American. In acquisition of businesses under common control, the acquiring company

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2005 and 2004 (Unaudited)

records acquired assets and liabilities at historical costs. The historical income statements of First Advantage for the three and nine months ended September 30, 2005 and 2004 have been restated to include operations of the CIG business at historical cost assuming the acquisition was completed on January 1, 2004. The balance sheet at December 31, 2004 has been restated to reflect the acquisition.

On September 14, 2005 in connection with the consummation of the acquisition of the CIG Business and related businesses from First American, First Advantage repaid in full the principal amount of $20 million under a promissory note originally issued to First American, by issuing 975,610 shares of First Advantage’s Class B common stock.

In conjunction with the CIG acquisition, First Advantage will be obligated to issue additional shares of Class B common stock to First American in the future if DealerTrack (a 21% owned equity investee) consummates an initial public offering of its stock on or prior to September 14, 2007 and the value of the DealerTrack Interest exceeds $50 million. If DealerTrack completes an IPO within 180 days of September 14, 2005, the number of shares to be issued will be equal to the quotient of (x) 50% of the amount by which the value of the DealerTrack Interest exceeds $50 million (based on the average closing price per share of DealerTrack’s stock over the 60 business day period beginning on the fifth business day after the completion of its initial public offering), divided by (y) $20.50. If the DealerTrack IPO occurs after the 180-day period following September 14, 2005 (but prior to September 14, 2007), the number of additional Class B common shares issuable to First American will be equal to the quotient of (x) 50% of the amount by which the DealerTrack Interest exceeds $50 million (based on the average closing price per share of DealerTrack’s stock over the 60 business day period beginning on the fifth business day after its initial public offering), divided by (y) the average closing price per share of First Advantage’s Class A common stock during the 30 trading day period ending on the third trading day prior to the date of DealerTrack’s IPO, except that the minimum price per share will be $20.50.

First Advantage completed three additional acquisitions during the third quarter of 2005. The Company’s operating results for the three and nine months ended September 30, 2005 and 2004 include results for the acquired entities, other than CIG, from their respective dates of acquisition.

Operating results for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The results of operations for the nine months ended September 30, 2005, include $3.2 million of nondeductible merger costs that First Advantage incurred in connection with its pending acquisition of the CIG Business from First American; $2.0 million of costs incurred in connection with the relocation of the company’s corporate headquarters and other office consolidations; and $0.6 million of costs related to the launch of the corporate branding initiative that was announced in June 2005. These costs are included in the Company’s Corporate segment.

Accounts Receivable

Accounts receivable are due from companies in a broad range of industries located throughout the United States. Credit is extended based on an evaluation of the customer’s financial condition, and generally, collateral is not required.

The allowance for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance for doubtful accounts against amounts due, to reduce the net recognized receivable to the amount it reasonably believes will be collected. Management believes that the allowance at September 30, 2005 and December 31, 2004 is reasonably stated.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2005 and 2004 (Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$16,023,000	$12,962,000	$42,698,000	$32,844,000
Less: stock based compensation expense, net of tax	1,008,000	820,000	3,146,000	2,502,000

Pro forma net income	$15,015,000	$12,142,000	$39,552,000	$30,342,000

Earnings per share:
Basic, as reported	$0.30	$0.26	$0.82	$0.67
Basic, pro forma	$0.28	$0.24	$0.76	$0.62
Diluted, as reported	$0.30	$0.26	$0.81	$0.66
Diluted, pro forma	$0.28	$0.24	$0.75	$0.61

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of FASB Statement 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. The Statement focuses primarily on

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2005 and 2004 (Unaudited)

accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. In April 2005, the Securities and Exchange Commission approved a new rule that amended the effective date of SFAS 123R, whereby the Company will now be required to adopt this standard no later than January 1, 2006. Based on options outstanding at September 30, 2005, the Company estimates the effects of FAS 123R will reduce diluted earnings per share by $0.09 in 2006.

Revenue Recognition

Revenue from the sale of reports is recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery. Revenue from investigative services is recognized as services are performed. In accordance with generally accepted accounting principles, the Company includes reimbursed government fees in revenue and in cost of service. Membership fees, billed monthly to member’s accounts, are recognized in the month the fee is earned. A portion of the membership revenue received is paid in the form of a commission to clients and is reflected in other operating expenses. Revenue earned from providing services to third party issuers of membership based consumer products is recognized at the time the service is provided, generally on a monthly basis. Software maintenance revenues are recognized ratably over the term of the maintenance period. Custom programming and professional consulting service revenue is recognized using the percentage-of-completion method pursuant to Accounting Research Bulletin (ARB) No. 45 “Long-Term Construction-Type Contracts.” To the extent that interim amounts billed to clients exceed revenue earned, deferred income is recorded. Other revenue is recognized upon completion of the contractual obligation, which is typically evidenced by delivery of the product or performance of the service.

3.	Acquisitions

During the first quarter of 2005, the Company completed two acquisitions and made a scheduled payment amounting to $233,000 of Class A shares related to a prior year acquisition. During the second quarter of 2005, the Company acquired four companies. The Company acquired three companies in the third quarter of 2005. These acquisitions have been included in the Company’s Lender Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services segments. The preliminary allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with SFAS No. 141, “Business Combinations.” The allocations may be revised in 2005. The acquisition of these companies is based on management’s consideration of past and expected future performance as well as the potential strategic fit with the long-term goals of the Company. The expected long-term growth, market position and expected synergies to be generated by inclusion of these

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2005 and 2004 (Unaudited)

companies are the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill.

The aggregate purchase price of acquisitions completed during 2005 is as follows:

Cash	$30,960,000
Notes	16,905,000
Stock (729,557 Class A shares)	16,200,000
Stock (2,243,903 Class B shares)	46,555,000

Purchase price	$110,620,000

The preliminary allocation of the aggregate purchase price of these acquisitions is as follows:

Goodwill	$87,168,000
Identifiable intangible assets	15,457,000
Net assets acquired	7,995,000

$110,620,000

The changes in the carrying amount of goodwill, by operating segment, are as follows for the nine months ended September 30, 2005:

	Balance at December 31, 2004	Acquisitions	Adjustments to net assets acquired	Recognition of pre- acquisition tax loss carryforwards	Balance at September 30, 2005
Lender Services	$27,710,000	$12,210,000	$—	$—	$39,920,000
Data Services	116,013,000	—	211,000	(16,911,000)	99,313,000
Dealer Services	34,727,000	24,043,000	—	—	58,770,000
Employer Services	123,834,000	43,553,000	355,000	(12,514,000)	155,228,000
Multifamily Services	44,740,000	4,531,000	2,371,000	(3,909,000)	47,733,000
Investigative and Litigation Support Services	33,572,000	2,831,000	75,000	—	36,478,000
					—

Consolidated	$380,596,000	$87,168,000	$3,012,000	$(33,334,000)	$437,442,000

The adjustment to net assets acquired represents changes in the fair value of net assets acquired in connection with acquisitions consummated within the past twelve months.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2005 and 2004 (Unaudited)

Unaudited pro forma results of operations assuming all acquisitions were consummated on January 1, 2004 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Total revenue	$172,301,000	$155,425,000	$502,145,000	$466,331,000

Net income	$15,202,000	$12,411,000	$41,292,000	$31,299,000

Earnings per share:
Basic	$0.28	$0.23	$0.78	$0.59
Diluted	$0.28	$0.23	$0.77	$0.59
Weighted-average common shares outstanding:
Basic	53,426,913	53,052,432	53,235,521	52,931,196
Diluted	54,191,069	53,126,248	53,719,828	53,092,063

4.	Goodwill and Intangible Assets

In accordance with SFAS No.142, “Goodwill and Other Intangible Assets,” the Company will complete the transitional goodwill impairment test for all reporting units. The annual test for impairment will be performed in the fourth quarter of 2005 (using the September 30 valuation date). There have been no impairments of goodwill during the nine months ending September 30, 2005.

The Company has approximately $54.2 million of intangible assets at September 30, 2005, with definite lives ranging from 2 to 20 years.

Goodwill and other intangible assets for the years ended September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
Goodwill	$437,442,000	$380,596,000

Intangible assets:
Customer lists	$56,615,000	$44,841,000
Noncompete agreements	5,295,000	3,356,000
Other	2,113,000	913,000

	64,023,000	49,110,000
Less accumulated amortization	(9,836,000)	(5,514,000)

Intangible assets, net	$54,187,000	$43,596,000

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2005 and 2004 (Unaudited)

Amortization of intangible assets totaled $4,879,000 and $2,649,000 for the nine months ended September 30, 2005 and 2004, respectively. Estimated amortization expense relating to intangible asset balances as of September 30, 2005 is expected to be as follows over the next five years:

2005	$2,028,000
2006	7,998,000
2007	7,461,000
2008	6,450,000
2009	5,849,000
Thereafter	24,401,000

$54,187,000

The changes in the carrying amount of identifiable intangible assets are as follows for the nine months ended September 30, 2005:

Intangible Assets
Balance, at December 31, 2004	$43,596,000
Acquisitions	15,457,000
Adjustments	13,000
Amortization	(4,879,000)

Balance, at September 30, 2005	$54,187,000

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2005 and 2004 (Unaudited)

5.	Debt

Long-term debt consists of the following at September 30, 2005:

Acquisition notes:
Weighted average interest rate of 4.75% with maturities through 2008	$41,907,000
Bank notes:
$225 million Secured Credit Facility, interest at 30-day LIBOR plus 1.25% (5.11% at September 30, 2005), matures September 2010	74,500,000
Promissory Note with First American:
$10 million revolving loan, interest at 30-day LIBOR plus 1.75% (5.61% at September 30, 2005), matures July 2006	10,000,000
Capital leases and other debt:
Various interest rates with maturities through 2006	486,000

Total long-term debt and capital leases	126,893,000
Less current portion of long-term debt and capital leases	31,685,000

Long-term debt and capital leases, net of current portion	$95,208,000

On September 14, 2005, at the closing of the CIG Acquisition, the Company executed a $45 million unsecured subordinated promissory note in favor of First American. Under the note, First Advantage may borrow, repay and re-borrow for up to and including 90 days from closing. The note matures 135 days after September 14, 2005. The note bears interest at the rate payable under First Advantage’s line of credit with Bank of America, N.A. plus 0.5% per annum. Proceeds of the note may be used only for working capital of CIG. There is no outstanding balance at September 30, 2005.

On September 29, 2005, the Company executed of a revolving credit agreement, with a bank syndication (the “Credit Agreement”). Borrowings available under the Credit Agreement total up to $225 million. The Credit Agreement includes a $10 million sub-facility for the issuance of letters of credit and up to a $5 million swing loan facility. The credit facility maturity date is September 28, 2010.

The interest rate is based on the one of two options consisting of 1) the higher of Federal Funds Rate plus  1/2% and Bank of America’s announced “Prime Rate” or 2) a “LIBOR based rate”. The “LIBOR based rate” is based on LIBOR plus a margin that can range from 1.125% to 1.75% (based on progressive levels of leverage). First Advantage management must elect the LIBOR based option up to three days prior to its utilization.

The agreement contains usual and customary negative covenants for transactions of this type including but not limited to those regarding liens, investments, creation of indebtedness and fundamental changes, as well as financial covenants of consolidated leverage ratio and minimum consolidated fixed charge coverage ratio.

The agreement contains usual and customary provisions regarding acceleration. In the event of a default by the Company under the credit facility, the lenders will have no further obligation to make loans or issue letters of credit and in some cases may, at the option of a majority of the lenders, declare all amounts owed by the Company immediately due and payable and require the

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2005 and 2004 (Unaudited)

Company to provide collateral, and in some cases any amounts owed by the Company under the credit facility will automatically become immediately due and payable.

At September 30, 2005, the Company was in compliance with the financial covenants of its loan agreement.

6.	Income Taxes

The effective tax rate was 40% and 43% for the three and nine months ended September 30, 2005, respectively. The nine month rate exceeds the Company's statutory tax rate primarily due to the nondeductible merger costs of $3.2 million that were incurred in the second quarter of 2005 in connection with the pending acquisition of the CIG Business from First American.

The net change in the total valuation allowance for the third quarter 2005 was a decrease of $33 million with an offsetting entry to goodwill. The valuation allowance relates primarily to deferred tax assets for federal net operating-loss carryforwards relating to acquisitions. Utilization of the pre-acquisition net operating losses is subject to limitations by the Internal Revenue Code and state jurisdictions. The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

Based upon a sustained pattern of historical taxable income, projections for future taxable income over the periods in which the net operating losses will be deductible, and the impact the CIG acquisition had on the pooled historical taxable income and on the projections for future taxable income, management believes it is more likely than not that First Advantage will realize the benefits of the federal net operating losses. The valuation allowance relating to the state net operating-loss carryforwards will remain until further evidence is available to indicate that these deferred assets are realizable.

7.	Earnings Per Share

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income	$16,023,000	$12,962,000	$42,698,000	$32,844,000
Interest on convertible note, net of tax	—	40,000	—	81,000

Net Income - numerator for basic and fully diluted earnings per share	$16,023,000	$13,002,000	$42,698,000	$32,925,000
Denominator:
Weighted-average shares for basic earnings per share	53,200,609	49,683,345	52,132,551	49,318,123
Effect of dilutive securities	764,157	73,816	484,307	160,868
Convertible notes	—	371,600	—	167,673

Denominator for diluted earnings per share	53,964,766	50,128,761	52,616,858	49,646,664

Earnings per share:
Basic	$0.30	$0.26	$0.82	$0.67
Diluted	$0.30	$0.26	$0.81	$0.66

For the three months ended September 30, 2005 and 2004, options and warrants totaling 361,398 and 2,163,305, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive. For the nine months ended September 30, 2005 and 2004, options and warrants totaling 312,125 and 1,853,676, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive.

8.	Segment Information

The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2005 and 2004 (Unaudited)

The Lender Services segment offers lenders across the country credit reporting solutions for mortgage and home equity needs.

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, fleet management, supply chain theft and damage mitigation consulting, consumer location, criminal records reselling, subprime credit reporting, and consumer credit reporting services. Revenue for the Data Services segment includes $68,000 and $230,000 of inter-segment sales for the three months ended September 30, 2005 and 2004, respectively, and $220,000 and $421,000 for the nine months ended September 30, 2005 and 2004, respectively.

The Dealer Services business segment serves the automotive dealer marketplace by delivering consolidated consumer credit reports, credit automation software and lead development services.

The Employer Services segment includes employment background screening, occupational health services and tax incentive services. Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs, sales and use tax programs and fleet asset management programs. Revenue for the Employer Services segment includes $210,000 and $213,000 of inter-segment sales for the three months ended September 30, 2005 and 2004, respectively, and $600,000 and $682,000 for the nine months ended September 30, 2005 and 2004, respectively.

The Multifamily Services segment includes resident screening and software services. Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories. Revenue for the Multifamily Services segment includes $92,000 and $42,000 of inter-segment sales for the three months ended September 30, 2005 and 2004, respectively, and $228,000 and $42,000 for the nine months ended September 30, 2005 and 2004, respectively.

The Investigative and Litigation Support Services segment includes all investigative services. Products and services offered by the Investigative and Litigation Support Services segment includes surveillance services, field interviews, computer forensics, electronic discovery, due diligence reports and other high level investigations.

The elimination of inter-segment revenue and cost of service revenue is included in Corporate. These transactions are recorded at cost.

International operations are included in the Employer Services segment and include revenue of $2,854,000 and $352,000 for the three months ended September 30, 2005 and 2004, respectively, and $6,011,000 and $780,000 for the nine months ended September 30, 2005 and 2004, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2005 and 2004 (Unaudited)

The following table sets forth segment information for the three and nine months ended September 30, 2005 and 2004.

	Revenue	Depreciation and Amortization	Income (Loss) From Operations	Assets
Three Months Ended September 30, 2005
Lender Services	$43,907,000	$1,760,000	$12,971,000	$82,745,000
Data Services	32,161,000	1,465,000	7,206,000	137,240,000
Dealer Services	29,219,000	641,000	3,964,000	117,427,000
Employer Services	40,404,000	1,371,000	3,560,000	221,343,000
Multifamily Services	17,544,000	1,023,000	4,824,000	76,847,000
Investigative and Litigation Support Services	8,237,000	385,000	353,000	49,169,000
Corporate and Eliminations	(1,526,000)	40,000	(4,742,000)	46,777,000

Consolidated	$169,946,000	$6,685,000	$28,136,000	$731,548,000

Three Months Ended September 30, 2004
Lender Services	$33,870,000	$1,657,000	$9,125,000	$62,113,000
Data Services	25,105,000	1,307,000	5,102,000	142,331,000
Dealer Services	18,355,000	404,000	2,125,000	87,267,000
Employer Services	34,733,000	1,080,000	3,822,000	152,409,000
Multifamily Services	15,711,000	1,064,000	4,498,000	74,976,000
Investigative and Litigation Support Services	6,770,000	343,000	612,000	45,616,000
Corporate and Eliminations	(471,000)	23,000	(2,982,000)	18,784,000

Consolidated	$134,073,000	$5,878,000	$22,302,000	$583,496,000

Nine Months Ended September 30, 2005
Lender Services	$128,963,000	$4,942,000	$37,596,000	$82,745,000
Data Services	92,083,000	4,403,000	20,956,000	137,240,000
Dealer Services	72,252,000	1,639,000	10,522,000	117,427,000
Employer Services	112,642,000	3,846,000	10,550,000	221,343,000
Multifamily Services	49,134,000	3,003,000	14,155,000	76,847,000
Investigative and Litigation Support Services	23,142,000	1,146,000	1,032,000	49,169,000
Corporate and Eliminations	(4,525,000)	106,000	(17,027,000)	46,777,000

Consolidated	$473,691,000	$19,085,000	$77,784,000	$731,548,000

Nine Months Ended September 30, 2004
Lender Services	$103,480,000	$5,322,000	$31,012,000	$62,113,000
Data Services	82,547,000	3,882,000	8,541,000	142,331,000
Dealer Services	53,022,000	1,179,000	6,665,000	87,267,000
Employer Services	92,480,000	3,194,000	6,838,000	152,409,000
Multifamily Services	41,838,000	2,715,000	9,982,000	74,976,000
Investigative and Litigation Support Services	18,687,000	790,000	621,000	45,616,000
Corporate and Eliminations	(1,959,000)	52,000	(7,636,000)	18,784,000

Consolidated	$390,095,000	$17,134,000	$56,023,000	$583,496,000

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2005 and 2004 (Unaudited)

9.	Subsequent Event

Subsequent to September 30, 2005, the Company has acquired four companies. In consideration for the purchase of the assets and membership interest, the Company paid the sellers an aggregate purchase price of $140.1 million comprised of $71.3 million in cash, $35.0 million of subordinated notes, and $33.8 million in Class A shares.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

First Advantage Corporation (Nasdaq: FADV) (“First Advantage” or the “Company”) is a global risk mitigation and business solutions provider. The Company now operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative & Litigation Support Services. First Advantage is headquartered in St. Petersburg, Florida, and has approximately 3,700 employees in offices throughout the United States and abroad. For the nine months ended September 30, 2005, First Advantage has acquired nine companies and completed the merger of the CIG Business.

On September 14, 2005, the Company completed the acquisition to buy First American’s CIG Business under the terms of the master transfer agreement. First Advantage paid for the CIG Business and related businesses with 29,073,170 shares of its Class B common stock. The acquisition of CIG by First Advantage is a transaction between businesses under common control of First American. As such, First Advantage has recorded the assets and liabilities of CIG at historical cost. Historical income statements of First Advantage have been restated to include results of operations of CIG at historical costs.

Operating results for the three and nine months ended September 30, 2005 included total revenue of $169.9 million and $473.7 million, respectively, representing an increase of 26.8% and 30.6% over the same periods in 2004, with 11.0% and 8.4% of that growth being organic growth. Net income for the three and nine months ended September 30, 2005 was $16.0 million and $42.7 million, respectively. Net income increased $3.1 million for the three months and $9.9 million for the nine months ended September 30, 2005 in comparison to the same periods in 2004.

For the nine months ended September 30, 2005, the results of operations include $3.2 million of nondeductible merger costs that First Advantage incurred in connection with its pending acquisition of the CIG Business from First American; $2.0 million of costs incurred in connection with the relocation of the company’s corporate headquarters and other office consolidations; and $.6 million of costs related to the launch of the corporate branding initiative that was announced in September 2005. These costs are included in the Company’s corporate segment.

Critical Accounting Policies

Critical accounting policies are those policies used in the preparation of the company’s financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for year ended December 31, 2004 and the Proxy Statement filed June 30, 2005.

The following is a summary of the operating results by the Company’s business segments for the three months ended September 30, 2005 and 2004 and for the nine months ended September 30, 2005 and 2004.

Quarter ending September 30, 2005	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate	Total
Service revenue	$43,907,000	$22,100,000	$29,219,000	$37,673,000	$17,544,000	$8,237,000	$(934,000)	$157,746,000
Reimbursed government fee revenue	—	10,061,000	—	2,731,000	—	—	(592,000)	12,200,000

Total revenue	43,907,000	32,161,000	29,219,000	40,404,000	17,544,000	8,237,000	(1,526,000)	169,946,000
Cost of service revenue	14,200,000	3,624,000	15,635,000	12,132,000	1,788,000	3,443,000	(941,000)	49,881,000
Government fees paid	—	10,061,000	—	2,731,000	—	—	(592,000)	12,200,000

Total cost of service	14,200,000	13,685,000	15,635,000	14,863,000	1,788,000	3,443,000	(1,533,000)	62,081,000
Gross margin	29,707,000	18,476,000	13,584,000	25,541,000	15,756,000	4,794,000	7,000	107,865,000
Salaries and benefits	12,500,000	3,922,000	4,222,000	13,559,000	6,064,000	2,715,000	3,664,000	46,646,000
Facilities and telecommunications	1,916,000	632,000	422,000	1,514,000	808,000	296,000	617,000	6,205,000
Other operating expenses	560,000	5,251,000	4,335,000	5,537,000	3,037,000	1,045,000	428,000	20,193,000
Depreciation and amortization	1,760,000	1,465,000	641,000	1,371,000	1,023,000	385,000	40,000	6,685,000

Income (loss) from operations	$12,971,000	$7,206,000	$3,964,000	$3,560,000	$4,824,000	$353,000	$(4,742,000)	$28,136,000

Operating margin percentage	29.5%	32.6%	13.6%	9.4%	27.5%	4.3%	N/A	17.8%

Quarter ending September 30, 2004	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate	Total
Service revenue	$33,870,000	$16,678,000	$18,355,000	$31,952,000	$15,711,000	$6,770,000	$(471,000)	$122,865,000
Reimbursed government fee revenue	—	8,427,000	—	2,781,000	—	—	—	11,208,000

Total revenue	33,870,000	25,105,000	18,355,000	34,733,000	15,711,000	6,770,000	(471,000)	134,073,000
Cost of service revenue	10,020,000	2,957,000	8,652,000	11,396,000	1,624,000	3,041,000	(471,000)	37,219,000
Government fees paid	—	8,427,000	—	2,781,000	—	—	—	11,208,000

Total cost of service	10,020,000	11,384,000	8,652,000	14,177,000	1,624,000	3,041,000	(471,000)	48,427,000
Gross margin	23,850,000	13,721,000	9,703,000	20,556,000	14,087,000	3,729,000	—	85,646,000
Salaries and benefits	10,802,000	2,735,000	2,932,000	10,879,000	5,318,000	1,956,000	2,396,000	37,018,000
Facilities and telecommunications	1,561,000	538,000	562,000	1,446,000	784,000	262,000	180,000	5,333,000
Other operating expenses	705,000	4,039,000	3,680,000	3,329,000	2,423,000	556,000	383,000	15,115,000
Depreciation and amortization	1,657,000	1,307,000	404,000	1,080,000	1,064,000	343,000	23,000	5,878,000

Income (loss) from operations	$9,125,000	$5,102,000	$2,125,000	$3,822,000	$4,498,000	$612,000	$(2,982,000)	$22,302,000

Operating margin percentage	26.9%	30.6%	11.6%	12.0%	28.6%	9.0%	N/A	18.2%

Nine months ending September 30, 2005	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate	Total
Service revenue	$128,963,000	$61,860,000	$72,252,000	$104,451,000	$49,134,000	$23,142,000	$(2,780,000)	$437,022,000
Reimbursed government fee revenue	—	30,223,000	—	8,191,000	—	—	(1,745,000)	36,669,000

Total revenue	128,963,000	92,083,000	72,252,000	112,642,000	49,134,000	23,142,000	(4,525,000)	473,691,000
Cost of service revenue	41,773,000	8,928,000	36,754,000	33,808,000	4,862,000	9,689,000	(2,788,000)	133,026,000
Government fees paid	—	30,223,000	—	8,191,000	—	—	(1,745,000)	36,669,000

Total cost of service	41,773,000	39,151,000	36,754,000	41,999,000	4,862,000	9,689,000	(4,533,000)	169,695,000
Gross margin	87,190,000	52,932,000	35,498,000	70,643,000	44,272,000	13,453,000	8,000	303,996,000
Salaries and benefits	37,764,000	11,161,000	10,435,000	37,175,000	16,662,000	7,846,000	9,265,000	130,308,000
Facilities and telecommunications	5,320,000	1,839,000	865,000	4,619,000	2,472,000	801,000	3,058,000	18,974,000
Other operating expenses	1,568,000	14,573,000	12,037,000	14,453,000	7,980,000	2,628,000	4,606,000	57,845,000
Depreciation and amortization	4,942,000	4,403,000	1,639,000	3,846,000	3,003,000	1,146,000	106,000	19,085,000

Income (loss) from operations	$37,596,000	$20,956,000	$10,522,000	$10,550,000	$14,155,000	$1,032,000	$(17,027,000)	$77,784,000

Operating margin percentage	29.2%	33.9%	14.6%	10.1%	28.8%	4.5%	N/A	17.8%

Nine months ending September 30, 2004	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate	Total
Service revenue	$103,480,000	$56,794,000	$53,022,000	$84,664,000	$41,838,000	$18,687,000	$(1,959,000)	$356,526,000
Reimbursed government fee revenue	—	25,753,000	—	7,816,000	—	—	—	33,569,000

Total revenue	103,480,000	82,547,000	53,022,000	92,480,000	41,838,000	18,687,000	(1,959,000)	390,095,000
Cost of service revenue	29,963,000	14,063,000	24,357,000	31,830,000	4,779,000	9,868,000	(1,959,000)	112,901,000
Government fees paid	—	25,753,000	—	7,816,000	—	—	—	33,569,000

Total cost of service	29,963,000	39,816,000	24,357,000	39,646,000	4,779,000	9,868,000	(1,959,000)	146,470,000
Gross margin	73,517,000	42,731,000	28,665,000	52,834,000	37,059,000	8,819,000	—	243,625,000
Salaries and benefits	32,607,000	8,618,000	8,449,000	28,819,000	15,509,000	5,100,000	6,774,000	105,876,000
Facilities and telecommunications	5,095,000	1,621,000	1,467,000	4,334,000	2,038,000	629,000	489,000	15,673,000
Other operating expenses	(519,000)	20,069,000	10,905,000	9,649,000	6,815,000	1,679,000	321,000	48,919,000
Depreciation and amortization	5,322,000	3,882,000	1,179,000	3,194,000	2,715,000	790,000	52,000	17,134,000

Income (loss) from operations	$31,012,000	$8,541,000	$6,665,000	$6,838,000	$9,982,000	$621,000	$(7,636,000)	$56,023,000

Operating margin percentage	30.0%	15.0%	12.6%	8.1%	23.9%	3.3%	N/A	15.7%

Lender Services Segment

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Total service revenue was $43.9 million for the three months ended September 30, 2005, an increase of $10.0 million compared to service revenue of $33.9 million in the same period of 2004. The acquisition of a mortgage credit reporting business during the first quarter of 2005 accounted for $5.0 million of the increase and an increase in transaction volume accounted for the additional growth in service revenue.

Cost of service revenue was $14.2 million for the three months ended September 30, 2005, an increase of $4.2 million compared to cost of service revenue of $10.0 million in the same period of 2004. The acquisition of a mortgage credit reporting business during the first quarter of 2005 accounted for $2.0 million of the increase, and an increase in transactions and the addition of a surcharge by the three credit bureaus related to free credit reports to consumers pursuant to the FACT Act were the primary reasons for the additional increase in the cost of service revenue.

Salaries and benefits increased by $1.7 million. Salaries and benefits were 28.5% of service revenue in the third quarter of 2005 compared to 31.9% in the same period of 2004. Salaries and benefits expense increased $1.2 million due to the acquisition, and the percentage decrease is primarily due to the efficiencies obtained on the increased transaction volume and related revenues.

Facilities and telecommunication expenses increased by $.4 million. Facilities and telecommunication expenses were 4.4% of service revenue in the third quarter of 2005 and 4.6% in the third quarter of 2004. The percentage decrease is primarily due to the increase in revenues.

Other operating expenses decreased by $.1 million. Other operating expenses were 1.3% of service revenue in the third quarter of 2005 and 2.1% in the third quarter of 2004. The decrease is primarily due to non-recurring professional fees incurred during the third quarter of 2004.

Depreciation and amortization increased by $.1 million due to an increase in amortization of intangible assets as a result of the acquisition.

The operating margin percentage increased from 26.9% to 29.5% primarily due to the 2004 period having certain non-recurring professional fees not incurred in 2005, and due to operational efficiencies achieved in 2005 based on the growth in transactions and related increase in revenue.

Income from operations was $13.0 million for the third quarter of 2005 compared to $9.1 million in the third quarter of 2004. Operating income from existing businesses increased by $3.4 million.

Data Services Segment

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Total service revenue was $22.1 million for the three months ended September 30, 2005, an increase of $5.4 million compared to service revenue of $16.7 million in the same period of 2004. Acquisitions accounted for $2.7 million of the revenue growth.

Salaries and benefits increased by $1.2 million. Salaries and benefits were 17.7% of service revenue in the third quarter of 2005 compared to 16.4% in the same period of 2004. The increase is based on additional employees brought in through acquisitions.

Facilities and telecommunication expenses were comparable to the same period in 2004. Facilities and telecommunication expenses were 2.9% of service revenue in the third quarter of 2005 and 3.2% in the third quarter of 2004. The percentage decrease is primarily due to the costs remaining constant.

Other operating expenses increased by $1.2 million. Other operating expenses were 23.8% of service revenue in the third quarter of 2005 and 24.2% in the third quarter of 2004. The increase is largely attributable to increased marketing expenses, consulting fees and membership costs that are all correlated to increased revenues.

Depreciation and amortization increased by $.2 million due to an increase in amortization of intangible assets as a result of the acquisitions.

The operating margin percentage increased from 30.6% to 32.6% primarily due to operational efficiencies achieved in 2005 based on the growth in transactions and related increase in revenue.

Income from operations was $7.2 million for the third quarter of 2005 compared to $5.1 million in the third quarter of 2004.

Dealer Services Segment

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Total service revenue was $29.2 million for the three months ended September 30, 2005, an increase of $10.8 million compared to service revenue of $18.4 million in the same period of 2004. The acquisition of a lead generation business during the third quarter of 2005 accounted for $7.7 million of the increase and an increase in transactions accounted for the additional growth in service revenue.

Cost of service revenue was $15.6 million for the three months ended September 30, 2005, an increase of $7.0 million compared to cost of service revenue of $8.6 million in the same period of 2004. The acquisition of a lead generation business during the third quarter of 2005 accounted for $4.8 million of the increase, and an increase in transactions and the addition of a surcharge by the three credit bureaus related to free credit reports to consumers pursuant to the FACT Act were the primary reasons for the additional increase in the cost of service revenue.

Salaries and benefits increased by $1.3 million. Salaries and benefits were 14.4% of service revenue in the third quarter of 2005 compared to 16.0% in the same period of 2004. The increase in salaries and benefits expense is due to the acquisition, and the percentage decrease is primarily due to operational efficiencies based on the increase in revenue.

Facilities and telecommunication expenses decreased by $.1 million. Facilities and telecommunication expenses were 1.4% of service revenue in the third quarter of 2005 and 3.1% in the third quarter of 2004. The percentage decrease is primarily due to expense reductions related to the relocation of certain facilities and based on the increase in revenues.

Other operating expenses increased by $.7 million. Other operating expenses were 14.8% of service revenue in the third quarter of 2005 and 20.0% in the third quarter of 2004. The increase in other operating expenses is primarily due to the acquisition.

Depreciation and amortization increased by $.2 million due to an increase in amortization of intangible assets as a result of the acquisition.

The operating margin percentage increased from 11.6% to 13.6% primarily due to operational efficiencies achieved in 2005 based on the growth in transactions and related increase in revenue.

Income from operations was $4.0 million for the third quarter of 2005 compared to $2.1 million in the third quarter of 2004. Operating income from existing businesses increased by $3.1 million.

Employer Services Segment

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Total service revenue was $37.7 million for the three months ended September 30, 2005, an increase of $5.7 million compared to service revenue of $32.0 million in the same period of 2004. The increase was primarily driven by organic growth of 14.8% in the background screening business and the addition of $4.0 million of revenue from acquisitions.

Salaries and benefits increased by $2.7 million. Salaries and benefits were 36.0% of service revenue in the third quarter of 2005 compared to 34.0% in the same period of 2004. The number of employees has increased due to acquisitions and the growth of this segment in comparison to the same period in 2004.

Facilities and telecommunication expenses were comparable to the same period in 2004. Facilities and telecommunication expenses were 4.0% of service revenue in the third quarter of 2005 and 4.5% in the third quarter of 2004. The percentage decrease is primarily due to the increase in revenues.

Other operating expenses increased by $2.2 million. Other operating expenses were 14.7% of service revenue in the third quarter of 2005 and 10.4% for the same period of 2004. Efforts to execute cross sell, consolidation and integration strategies increased travel, telecommunication, lease equipment and outside labor expenses.

Depreciation and amortization increased by $.3 million mostly due to the addition of intangible assets related to the acquisitions.

The operating margin percentage decreased from 12.0% to 9.4% primarily due to a greater increase in operating expense quarter over quarter versus the increase in revenue.

Income from operations was $3.6 million for the third quarter of 2005 compared to $3.8 million in the third quarter of 2004.

Multifamily Services Segment

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Total service revenue was $17.5 million for the three months ended September 30, 2005, an increase of $1.8 million compared to service revenue of $15.7 million in the same period of 2004. The majority of the increase is derived from organic growth of 10.0% and one recent acquisition in the third quarter. The organic growth is driven by cross sell opportunities and the increase in criminal products.

Salaries and benefits increased by $.7 million. Salaries and benefits were 34.6% of service revenue for the third quarter of 2005 compared to 33.8% of service revenue in the same period of 2004. This is reflective of the increased compensation packages in the form of increased bonus and commission plans.

Facilities and telecommunication expenses were comparable to the same period in 2004. Facilities and telecommunication expenses were 4.6% of service revenue in the third quarter of 2005 and 5.0% in the third quarter of 2004. The decrease is primarily due to expenses being constant.

Other operating expenses increased by $.6 million and were 17.3% of service revenue in the third quarter of 2005 compared to 15.4% in the same period of 2004. This increase was primarily due to an increase in professional fees and branding expenses.

Depreciation and amortization is comparable to the same period of 2004. Depreciation and amortization was 5.8% of service revenue in the third quarter of 2005 compared to 6.8% in the same period of 2004. This decrease, as a percent of service revenue, is primarily due to costs remaining stable.

The operating margin percentage decreased from 28.6% to 27.5% due to some one-time charges related to legal fees and branding expenses in the third quarter of 2005.

Income from operations was $4.8 million in the third quarter of 2005 compared to income from operations of $4.5 million in the same period of 2004.

Investigative and Litigation Services Segment

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Total service revenue was $8.2 million for the three months ended September 30, 2005, an increase of $1.4 million compared to service revenue of $6.8 million in the same period of 2004. The increase is predominantly driven by the three acquisitions in this segment.

Salaries and benefits increased by $.8 million. Salaries and benefits were 33.0% of service revenue in the third quarter of 2005 compared to 28.9% in the same period of 2004. The increases are mainly due to the acquisitions.

Facilities and telecommunication expenses were comparable to the same period in 2004. Facilities and telecommunication expenses were 3.6% of service revenue in the third quarter of 2005 and 3.9% in the third quarter of 2004.

Other operating expenses increased by $.5 million. Other operating expenses were 12.7% of service revenue in the third quarter of 2005 and 8.2% for the same period of 2004.

Depreciation and amortization is comparable to the same period in 2004.

The operating margin percentage decreased from 9.0% to 4.3%.

Income from operations was $.4 million for the third quarter of 2005 compared to $.6 million compared to income from operations in the period of 2004.

Corporate

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. Additional costs were incurred for the increased level of professional fees for audit related services, Sarbanes Oxley compliance and increased staffing in the technology and legal departments to support corporate growth. The corporate expenses were $4.7 million in the third quarter of 2005 compared to expenses of $3.0 million in the same period of 2004. Corporate branding costs of $.3 million were incurred in the third quarter.

Consolidated Results

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Consolidated service revenue for the three months ended September 30, 2005 was $157.8 million, an increase of $34.9 million compared to service revenue of $122.9 million in the same period in 2004. Acquisitions accounted for $21.2 million of the increase.

Salaries and benefits were 29.6% of service revenue for the three months ended September 30, 2005 and 30.1% compared to the same period in 2004.

Facilities and telecommunication increased by $.9 million compared to the same period in 2004. Facilities and telecommunication expenses were 3.9% of service revenue in the third quarter of 2005 and 4.3% in the third quarter of 2004. The percentage decrease is primarily due to the increase in revenues.

Other operating expenses were 12.8% of service revenue for the three months ended September 30, 2005 and 12.3% compared to the same period for 2004. The increase is primarily related to increased marketing fees related to revenue and an increase in professional fees in the third quarter of 2005 related to legal fees and Sarbanes Oxley compliance fees.

Depreciation and amortization increased by $.8 million due to an overall increase in amortization of intangible assets as a result of acquisitions and additions to database assets.

The consolidated operating margin was 17.8% for the three months ended September 30, 2005 compared to 18.2% for the same period in 2004. The increase is due to the change in the mix of margins related to the acquired businesses, and efficiencies realized from consolidating operations and leveraging vendor relationships.

Income from operations was $28.1 million for the three months ended September 30, 2005 compared to $22.3 million for the same period in 2004. The increase of $5.8 million is comprised of an increase in operating income of $3.8 million in Lender Services, $2.1 million in Data Services, $1.8 million in Dealer Services and $.3 million in Multifamily Services offset by decreases in operating income of $.2 million at Employer Services and $.2 million at Investigative and Litigation Services and an increase of corporate expenses of $1.8 million.

Lender Services Segment

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Total service revenue was $129.0 million for the nine months ended September 30, 2005, an increase of $25.5 million compared to service revenue of $103.5 million in the same period of 2004. The acquisition of a mortgage credit reporting business during the first quarter of 2005 accounted for $10.3 million of the increase, and an increase in transactions accounted for the additional growth in service revenue.

Cost of service revenue was $41.8 million for the nine months ended September 30, 2005, an increase of $11.8 million compared to cost of service revenue of $30.0 million in the same period of 2004. The acquisition of a mortgage credit reporting business during the first quarter of 2005 accounted for $4.2 million of the increase, and an increase in transactions and the addition of a surcharge by the three credit bureaus related to free credit reports to consumers pursuant to the FACT Act were the primary reasons for the additional increase in the cost of service revenue.

Salaries and benefits increased by $5.2 million. Salaries and benefits were 29.3% of service revenue in September 2005 compared to 31.5% in the same period of 2004. Salaries and benefits expense increased $2.4 million due to the acquisition, and the percentage decrease is primarily due to operational efficiencies based on the increased transaction volume and related increase in revenue.

Facilities and telecommunication expenses increased by $.2 million. Facilities and telecommunication expenses were 4.1% of service revenue in September 2005 compared to 4.9% in the same period of 2004. The percentage decrease is primarily due to the increase in revenues.

Other operating expenses increased by $2.1 million. Other operating expenses were 1.2% of service revenue for the nine months ended September 2005. The change is primarily due to the acquisition which increased other operating expenses by $1.5 million and due to an increase of $.6 million in an allocation from First American prior to the consummation of the CIG merger.

Depreciation and amortization decreased by $.4 million due primarily to the decision to lease rather than purchase most equipment since the third quarter of 2001, as partially offset by an increase in amortization of intangible assets as a result of the acquisition.

The operating margin percentage decreased from 30.0% to 29.2% primarily due to the impact of the acquisition which decreased operating margins to a greater extent than the operational efficiencies gained from the higher revenue within the existing business.

Income from operations was $37.6 million for the nine months ended September 2005 compared to $31.0 million in the same period of 2004. Operating income from existing businesses increased by $5.7 million.

Data Services Segment

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Total service revenue was $61.9 million for the nine months ended September 30, 2005, an increase of $5.1 million compared to service revenue of $56.8 million in the same period of 2004. Two acquisitions in this segment were the primary reason for the revenue growth, along with strong organic growth in the consumer location and subprime credit businesses.

Salaries and benefits increased by $2.5 million. Salaries and benefits were 18.1% of service revenue for the nine months ended September 30, 2005 compared to 15.2% in the same period of 2004. The percentage increase is primarily due to the acquisitions.

Facilities and telecommunication expenses increased by $.2 million. Facilities and telecommunication expenses were 3.0% of service revenue in 2005 compared to 2.9% in the same period of 2004.

Other operating expenses decreased by $5.5 million. Other operating expenses were 23.6% of service revenue in 2005 and 35.3% compared to the same period at 2004. The decrease is primarily due to a $2.1 million year- to-date reduction in advertising costs related to its credit monitoring membership product in 2005 and a non-recurring expense of $5.1 incurred during the second quarter of 2004 based on payment of $3.0 million to settle a lawsuit and a $2.1 million write-off of the carrying value of the related limited liability company’s stock, offset by increases in operating cost related to increased revenues and acquisitions.

Depreciation and amortization increased by $.5 million due to an increase in amortization of intangible assets as a result of the acquisitions and additions to the databases.

The operating margin percentage increased from 15.0% to 33.9% primarily due to operating efficiencies at all the businesses and also the acquisitions, which generate higher operating margin levels than the existing companies. In addition, there was $5.1 million of non-recurring expenses in 2004 for the membership business.

Income from operations was $21.0 million for the third quarter of 2005 compared to $8.5 million in the third quarter of 2004.

Dealer Services Segment

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Total service revenue was $72.3 million for the nine months ended September 30, 2005, an increase of $19.3 million compared to service revenue of $53.0 million in the same period of 2004. The acquisition of a lead generation business during the second quarter of 2005 accounted for $10.6 million of the increase, and an increase in transactions accounted for the additional growth in service revenue.

Cost of service revenue was $36.8 million for the nine months ended September 30, 2005, an increase of $12.4 million compared to cost of service revenue of $24.4 million in the same period of 2004. The acquisition of a lead generation business during the second quarter of 2005 accounted for $6.3 million of the increase, and an increase in transactions and the addition of a surcharge by the three credit bureaus related to free credit reports to consumers pursuant to the FACT Act were the primary reasons for the additional increase in the cost of service revenue.

Salaries and benefits increased by $2.0 million. Salaries and benefits were 14.4% of service revenue in 2005 compared to 15.9% in the same period of 2004. Salaries and benefits expense increased $2.4 million due to the acquisition, and the percentage decrease is primarily due to operational efficiencies based on the increase in revenue.

Facilities and telecommunication expenses decreased by $.6 million. Facilities and telecommunication expenses were 1.2% of service revenue in 2005 compared to 2.8% in the same period of 2004. The percentage decrease is primarily due to expense reductions related to the relocation of certain facilities and based on the increase in revenues.

Other operating expenses increased by $1.1 million. Other operating expenses were 16.7% of service revenue in 2005 compared to 20.6% in the same period of 2004. The increase in 2005 is primarily due to the acquisition.

Depreciation and amortization increased by $.5 million due primarily to an increase in amortization of intangible assets as a result of the acquisition.

The operating margin percentage increased from 12.6% to 14.6% primarily due to operational efficiencies achieved in 2005 based on the growth in transactions and related increase in revenue.

Income from operations was $10.5 million for the nine months ended September 2005 compared to $6.7 million in the same period of 2004. Operating income from existing businesses increased by $3.8 million.

Employer Services Segment

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Total service revenue was $104.5 million for the nine months ended September 30, 2005, an increase of $19.8 million compared to service revenue of $84.7 million in the same period of 2004. The increase is primarily due to acquisitions of the tax incentive and background screening companies in this segment. Acquisitions accounted for $16.4 million of the revenue growth on a year-to-date basis.

Salaries and benefits increased by $8.4 million. Salaries and benefits were 35.6% of service revenue in 2005 compared to 34.0% in the same period of 2004. The increase is primarily due to the increase of employees due to the acquisitions.

Facilities and telecommunication expenses increased by $.3 million. Facilities and telecommunication expenses were 4.4% of service revenue in 2005 compared to 5.1% in the same period of 2004. The percentage decrease is primarily due to expense reductions related to the relocation of certain facilities and based on the increase in revenues.

Other operating expenses increased by $4.8 million. Other operating expenses were 13.8% of service revenue in 2005 and 11.4% for the same period of 2004. The increase is due to increased travel, leased equipment expense, and the duplication of staff and temporary employee costs required during the transition to lower cost facilities.

Depreciation and amortization increased by $.7 million due to amortization of customer lists and non-compete agreements at the newly acquired entities.

The operating margin percentage of service revenue increased from 8.1% to 10.1% primarily due to the higher operating margins in the acquired businesses and negotiated discounts to reduce expense through consolidation and increased volumes.

Income from operations was $10.6 million for the nine months ended 2005 compared to $6.8 million for the same period in 2004. This increase is due to the addition of profitable acquisition companies and solid organic revenue growth in the background screening group.

Multifamily Services Segment

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Total service revenue was $49.1 million for the nine months ended September 30, 2005, an increase of $7.3 million compared to service revenue of $41.8 million in the same period of 2004. Revenue increased by $6.5 million at businesses owned in the third quarter of 2004. The growth rate of 15.6%, excluding acquisitions, is due to expanded market share and an increase in products and services.

Salaries and benefits increased by $1.2 million. Salaries and benefits were 33.9% of service revenue in 2005 compared to 27.3% of service revenue in the same period of 2004. This increase reflects the increased compensation packages and increased personnel from acquisitions.

Facilities and telecommunication expenses increased by $.4 million. Facilities and telecommunication expenses were 5.0% of service revenue in 2005 compared to 4.9% in the same period of 2004.

Other operating expenses increased by $1.2 million and were 16.2% of service revenue in 2005 compared to 16.3% in the same period of 2004.

Depreciation and amortization increased by $.3 million. Depreciation and amortization was 6.1% of service revenue in 2005 compared to 6.5% in the same period of 2004.

The operating margin percentage of service revenue increased from 23.9% to 28.8% primarily as a result of efficiencies realized from consolidating operations and leveraging vendor relationships.

Income from operations was $14.2 million for the nine months ended September 30, 2005 compared to income from operations of $10.0 million in the same period of 2004. The increase was a direct result of organic revenue growth and an increase in higher margin revenue products.

Investigative and Litigation Services Segment

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Total service revenue was $23.1 million as of September 30, 2005, an increase of $4.4 million compared to service revenue of $18.7 million in the same period of 2004. The increase is due to acquisition.

Salaries and benefits increased by $2.7 million. Salaries and benefits were 33.9% of service revenue in 2005 compared to 27.3% in the same period of 2004. The increases are primarily due to the increase in employees related to the acquisitions.

Facilities and telecommunication expenses increased by $.2 million. Facilities and telecommunication expenses were 3.5% of service revenue in 2005 compared to 3.4% in 2004.

Other operating expenses increased by $.9 million. Other operating expenses were 11.4% of service revenue in 2005 and 9.0% for the same period of 2004.

Depreciation and amortization increased by $.4 million, mainly due to the amortization of customer lists.

The operating margin percentage increased from 3.3% to 4.5% mainly due to increased revenues with higher gross margins compared to the same period in 2004.

Income from operations was $1.0 million for the nine months ended September 30, 2005 compared to $.6 million in the same period of 2004.

Corporate

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. Additional costs were incurred for the increased level of professional fees for audit related services, Sarbanes Oxley compliance and increased staffing in the technology and legal departments to support corporate growth. The corporate expenses were $17.0 million in the nine months ended September 30, 2005 compared to expenses of $7.6 million in the same period of 2004. The current year increase was impacted by the following one-time expenses; (a) $3.2 million related to CIG acquisition costs; (b) $2.0 million related to relocation expenses; and (c) $.6 million related to launching the Company’s branding initiative.

Consolidated Results

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Consolidated service revenue for the Nine Months Ended September 30, 2005 was $437.0 million, an increase of $80.5 million compared to service revenue of $356.5 in the same period in 2004. Acquisitions accounted for $51.7 million of the increase.

Salaries and benefits were 29.8% of service revenue for the nine months ended September 30, 2005 and 29.7% compared to the same period in 2004.

Facilities and telecommunication expenses increased by $3.3 million. Facilities and telecommunication expenses were 4.3% of service revenue year to date September 2005 compared to 4.4% in the same period of 2004.

Other operating expenses were 13.2% of service revenue for the nine months ended September 30, 2005 and 13.7% compared to the same period for 2004. The decrease is primarily due to increased revenue levels greater than operating expense levels.

Depreciation and amortization increased by $2.0 million due to an overall increase in amortization of intangible assets as a result of acquisitions and additions to database assets.

The consolidated operating margin was 17.8% for the nine months ended September 30, 2005 compared to 15.7% for the same period in 2004. The increase is due to the change in the mix of operating margins related to the acquired businesses, and efficiencies realized from consolidating operations and leveraging vendor relationships and internal databases, along with the offset of the 2004 non-recurring expense of $5.1 million related to the membership services and the 2005 non-recurring expenses of $6.0 million related to acquisition costs, relocations, consolidations and branding.

Income from operations was $77.8 million for the nine months ended September 30, 2005 compared to $56.0 million for the same period in 2004. The increase of $21.8 million is comprised of an increase in operating income across the segments that is comprised of $6.6 million in Lender Services, $12.4 million in Data Services, $3.9 million in Dealer Services, $3.7 million in Employer Services, $4.2 million in Multifamily service, $.4 million in Investigative and Litigation Support Services and an increase of corporate expenses of $9.4 million.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank syndication. As of September 30, 2005, cash and cash equivalents were $17.4 million.

Cash provided by operating activities was $41.1 million and $29.3 million for the nine months ended September 30, 2005 and 2004, respectively.

Cash provided from operating activities increased $11.8 million from the nine months ended September 30, 2005 compared to the same period in 2004, while net income was $42.7 million for the nine months ended September 30, 2005 and $32.8 million for the same period in 2004. The increase was primarily comprised of an increase in net income of $9.9 million, an increase in current and deferred income tax of $28.8 million, and offset by a decrease in goodwill and other assets of $26.1 million.

Cash used in investing activities was $33.9 million and $53.8 million for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, cash in the amount of $31.0 million was used for acquisitions and $50.0 million in the same period of 2004. Purchases of property and equipment were $10.7 million for the nine months ended September 30, 2005 compared to $5.8 million in the same period of 2004.

Cash provided by financing activities was $.2 million for the nine months ended September 30, 2005 compared to cash provided by financing of $23.0 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, proceeds from existing credit facilities with a bank syndication were $114.0 million and $57.0 million in the same period of 2004. Repayment of debt was $95.2 million for the nine months ended September 30, 2005 and $18.3 million in the same period of 2004. Proceeds from Class A shares issued in connection with the stock option plan and employee stock purchase plan were $3.7 million and $3.5 million for the nine months ended September 30, 2005 and 2004, respectively. The CIG business made a cash distribution to First American of $22.0 million prior to acquisition during 2005.

At September 30, 2005 the Company had unused lines of credit of $150.5 million.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 4,000,000 shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on July 14, 2003. A total of 2,786,762 of the 4,000,000 shares were issued for acquisitions as of September 30, 2005.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 2,000,000 shares of our Class A common stock, par value $.001 per share, from time to time for general corporate purposes. The Registration Statement was declared effective on January 3, 2005. No shares have been issued as of September 30, 2005.

On September 14, 2005, at the closing of the CIG Acquisition, the Company executed a $45 million unsecured subordinated promissory note in favor of First American. Under the note, First Advantage may borrow, repay and re-borrow for up to and including 90 days from closing. The note matures 135 days after September 14, 2005. The note bears interest at the rate payable under First Advantage’s line of credit with Bank of America, N.A. plus 0.5% per annum. Proceeds of the note may be used only for working capital of CIG. There is no outstanding balance at September 30, 2005.

On September 29, 2005, the Company executed a revolving credit agreement, with a bank syndication (the “Credit Agreement”). Borrowings available under the Credit Agreement total up to $225 million. The Credit Agreement includes a $10 million sub-facility for the issuance of letters of credit and up to a $5 million swing loan facility. The credit facility maturity date is September 28, 2010.

The interest rate is based on the one of two options consisting of 1) the higher of Federal Funds Rate plus  1/2% and Bank of America’s announced “Prime Rate” or 2) a “LIBOR based rate”. The “LIBOR based rate” is based on LIBOR plus a margin that can range from 1.125% to 1.75% (based on progressive levels of leverage). First Advantage management must elect the LIBOR based option up to three days prior to its utilization.

The agreement contains usual and customary negative covenants for transactions of this type including but not limited to those regarding liens, investments, creation of indebtedness and fundamental changes, as well as financial covenants of consolidated leverage ratio and minimum consolidated fixed charge coverage ratio.

The agreement contains usual and customary provisions regarding acceleration. In the event of a default by the Company under the credit facility, the lenders will have no further obligation to make loans or issue letters of credit and in some cases may, at the option of a majority of the lenders, declare all amounts owed by the Company immediately due and payable and require the Company to provide collateral, and in some cases any amounts owed by the Company under the credit facility will automatically become immediately due and payable.

At September 30, 2005, the Company was in compliance with the financial covenants of its loan agreement.

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

The following is a schedule of long-term contractual commitments as of September 30, 2005 over the periods in which they are expected to be paid.

	2005	2006	2007	2008	2009	Thereafter	Total
Advertising commitments	$230,000	$525,000	$—	$—	$—	$—	$755,000
Minimum contract purchase commitments	568,000	1,587,000	1,029,000	1,040,000	290,000	—	4,514,000
Operating leases	4,346,000	16,025,000	13,182,000	10,316,000	8,479,000	26,812,000	79,160,000
Long-term debt and capital leases	5,631,000	30,189,000	9,787,000	6,764,000	20,000	74,502,000	126,893,000
Interest payments related to long-term debt (1)	1,568,000	5,504,000	4,437,000	4,132,000	3,900,000	2,925,000	22,466,000

Total	$12,343,000	$53,830,000	$28,435,000	$22,252,000	$12,689,000	$104,239,000	$233,788,000

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s risk since filing its Form 10-K for the year ended December 31, 2004.

Item 4.	Controls and Procedures

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

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In connection with the September 14, 2005 acquisition of Credit Information Group (CIG) of The First American Corporation, the Company amended its Certificate of Incorporation. Prior to the amendment, the Company was authorized to issue up to 75,000,000 shares of Class A common stock, 25,000,000 shares of Class B common stock, and 1,000,000 shares of preferred stock The amendment authorized the Company to issue up to 125,000,000 shares of Class A common stock, which is entitled to one vote per share, 75,000,000 shares of Class B common stock, which is entitled to ten votes per share, and up to 1,000,000 shares of preferred stock. On September 14, 2005, FADV Holdings LLC, a wholly-owned subsidiary of The First American Corporation (“First American”) received Class B shares representing approximately 80% of the total issued and outstanding common stock of the Company on such date.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On September 13, 2005, the Company held its annual shareholders meeting at which four matters were submitted to its shareholders for approval. Proposal one, approval of the acquisition of CIG, was approved by 3,025,310 shares of Class A common stock (without giving effect to common stock held by First American, and its affiliates, Don Robert or Company’s management) which constituted a majority of Class A shares voting by proxy or in person, and 19,089,552 shares of all Company common stock outstanding, which constituted a majority of all common stock voting by proxy or in person. Proposal two, approval of the amendment to the Company’s certificate of incorporation, was approved by 4,902,299 shares of Class A common, which constituted a majority of Class A shares issued and outstanding, of which 4,865,343 were comprised of a majority of Class A shares issued and outstanding (without giving effect to common stock held by First American, its affiliates, Don Robert or Company’s management), and 16,027,286 shares of Class B common stock, which constituted 100 percent of Class B shares issued and outstanding. The total number of common shares voting in favor of proposal two was 20,929,585, which constituted a majority of all common shares issued and outstanding. Proposal three, election of the directors nominated to serve for the ensuing year, was approved by a plurality of shareholders, and a tabulation of the results of voting with respect to each nominee is listed in the table below. Proposal four, approval of the amendment to the 2003 incentive plan was approved by 18,893,444 shares of Company common stockholders, voting together as one class, which constituted a majority of all common stock voting by proxy or in person.

	Shares Voted
Name of Nominee	Eligible for Voting	Voted	YES	Withhold
Parker Kennedy	168,149,018	167,575,691	167,491,785	83,906
John Long	168,149,018	167,575,691	167,563,586	12,105
J. David Chatham	168,149,018	167,575,691	167,491,765	83,926
Barry Connelly	168,149,018	167,575,691	167,491,765	83,926
Lawrence Lenihan	168,149,018	167,575,691	167,522,782	52,909
Donald Nickelson	168,149,018	167,575,691	167,563,646	12,045
Donald Robert	168,149,018	167,575,691	166,407,072	1,168,619
Adelaide Sink	168,149,018	167,575,691	167,563,666	12,025
David Walker	168,149,018	167,575,691	167,422,493	153,198

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

2.1	Amended and Restated Master Transfer Agreement among The First American Corporation, First American Real Estate Services, Inc., First American Real Estate Solutions, LLC, FADV Holdings LLC, and First Advantage Corporation, dated as of June 22, 2005

2.2	Contribution Agreement among The First American Corporation, First American Real Estate Services, Inc., FADV Holdings LLC, and First Advantage Corporation, dated as of September 14, 2005

2.3	Contribution Agreement among First American Real Estate Solutions, LLC, FADV Holdings LLC, and First Advantage Corporation, dated as of September 14, 2005

3.1	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation of First Advantage Corporation

10.1	Amended and Restated Services Agreement between The First American Corporation and First Advantage Corporation, dated as of September 14, 2005

10.2	Outsourcing Agreement between First American Real Estate Solutions, LLC and First Advantage Corporation, dated as of September 14, 2005

10.3	First Advantage 2003 Incentive Compensation Plan, Amended and Restated as of September 14, 2005

10.4	Subordinated Promissory Note, made September 14, 2005, by First Advantage Corporation to the order of The First American Corporation

10.5	Office Lease by and between First American Title Insurance Company and First Advantage Corporation, dated as of September 14, 2005

10.6	Credit Agreement, dated as of September 28, 2005, among First Advantage Corporation as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender And L/C Issuer, LaSalle Bank National Association, as Syndication Agent, Wachovia Bank, National Association and Suntrust Bank, as Co-Documentation Agents and the Other Lenders Party Hereto

10.7	Pledge Agreement, dated as of September 28, 2005, made by First Advantage Corporation in favor of Bank of America, N.A., as administrative and collateral agent

10.8	Security Agreement, dated as of September 28, 2005, made by First Advantage Corporation in favor of Bank of America, N.A., as administrative and collateral agent.

10.9	Subsidiary Guaranty Agreement as of September 28, 2005, made by First Advantage Corporation in favor of Bank of America, N.A., as administrative and collateral agent.

10.10	Note, dated September 28, 2005, made by First Advantage in favor of LaSalle Bank National Association

10.11	Note, dated September 28, 2005, made by First Advantage Corporation in favor of Wachovia Bank, National Association

10.12	Note, dated September 28, 2005, made by First Advantage Corporation in favor of Suntrust Bank

10.13	Note, dated September 28, 2005, made by First Advantage Corporation in favor of U.S. Bank National Association

10.14	Note, dated September 28, 2005, made by First Advantage Corporation in favor of Commerzbank AG, New York and Grand Cayman Branches

10.15	Note, dated September 28, 2005, made by First Advantage Corporation in favor Regions Bank

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reimbursement Agreement entered into October 11. 2005 between The First American Corporation and First Advantage Corporation

99.2	Amendment to Registration Agreement, dated November 1, 2005 between First Advantage Corporation and Experian Information Solutions, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ADVANTAGE CORPORATION

(Registrant)

Date: November 10, 2005	By:	/s/ JOHN LONG
John Long
Chief Executive Officer

Date: November 10, 2005	By:	/s/ JOHN LAMSON
John Lamson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended and Restated Master Transfer Agreement among The First American Corporation, First American Real Estate Services, Inc., First American Real Estate Solutions, LLC, FADV Holdings LLC, and First Advantage Corporation, dated as of June 22, 2005

2.2	Contribution Agreement among The First American Corporation, First American Real Estate Services, Inc., FADV Holdings LLC, and First Advantage Corporation, dated as of September 14, 2005

2.3	Contribution Agreement among First American Real Estate Solutions, LLC, FADV Holdings LLC, and First Advantage Corporation, dated as of September 14, 2005

3.1	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation of First Advantage Corporation

10.1	Amended and Restated Services Agreement between The First American Corporation and First Advantage Corporation, dated as of September 14, 2005

10.2	Outsourcing Agreement between First American Real Estate Solutions, LLC and First Advantage Corporation, dated as of September 14, 2005

10.3	First Advantage 2003 Incentive Compensation Plan, Amended and Restated as of September 14, 2005
10.4	Subordinated Promissory Note, made September 14, 2005, by First Advantage Corporation to the order of The First American Corporation

10.5	Office Lease by and between First American Title Insurance Company and First Advantage Corporation, dated as of September 14, 2005

10.6	Credit Agreement, dated as of September 28, 2005, among First Advantage Corporation as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender And L/C Issuer, LaSalle Bank National Association, as Syndication Agent, Wachovia Bank, National Association and Suntrust Bank, as Co-Documentation Agents and the Other Lenders Party Hereto

Exhibit No.	Description

10.7	Pledge Agreement, dated as of September 28, 2005, made by First Advantage Corporation in favor of Bank of America, N.A., as administrative and collateral agent

10.8	Security Agreement, dated as of September 28, 2005, made by First Advantage Corporation in favor of Bank of America, N.A., as administrative and collateral agent.

10.9	Subsidiary Guaranty Agreement as of September 28, 2005, made by First Advantage Corporation in favor of Bank of America, N.A., as administrative and collateral agent.

10.10	Note, dated September 28, 2005, made by First Advantage in favor of LaSalle Bank National Association

10.11	Note, dated September 28, 2005, made by First Advantage Corporation in favor of Wachovia Bank, National Association

10.12	Note, dated September 28, 2005, made by First Advantage Corporation in favor of Suntrust Bank

10.13	Note, dated September 28, 2005, made by First Advantage Corporation in favor of U.S. Bank National Association

10.14	Note, dated September 28, 2005, made by First Advantage Corporation in favor of Commerzbank AG, New York and Grand Cayman Branches

10.15	Note, dated September 28, 2005, made by First Advantage Corporation in favor of Regions Bank

10.16	Note, dated September 28, 2005, made by First Advantage Corporation in favor of Bank of America N.A.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reimbursement Agreement entered into October 11. 2005 between The First American Corporation and First Advantage Corporation

99.2	Amendment to Registration Agreement, dated November 1, 2005 between First Advantage Corporation and Experian Information Solutions, Inc.