Form 10-K
period 2005-12-31
FIRST ADVANTAGE CORP
filed 2006-03-16
CIK 1210677

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)  Yes  ☒  No  ☐  and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b 2).  Yes  ☐  No  ☒

The aggregate market value of stock held by non-affiliates was $131,636,000 as of June 30, 2005.

There were 9,792,111 shares of outstanding Class A Common Stock of the registrant as of March 13, 2006.

There were 46,076,066 shares of outstanding Class B Common Stock of the registrant as of March 13, 2006.

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

PART I

Item 1. Business.

Our Company

First Advantage Corporation is a growing, international provider of risk mitigation and business solutions. Our Company was formed in the June 5, 2003 merger with The First American Corporation’s (“First American”) screening technology division and US SEARCH.com Inc. On June 6, 2003, First Advantage’s Class A common stock commenced trading on the Nasdaq National Market under the symbol “FADV”.

Prior to June 5, 2003, our activities were limited to participation in the business combination transaction contemplated by the Agreement and Plan of Merger dated December 13, 2002 by and among The First American Corporation, US SEARCH, First Advantage and Stockholm Seven Merger Corp.

On June 5, 2003, HireCheck, Inc., Employee Health Programs, Inc., SafeRent, Inc., Substance Abuse Management, Inc., American Driving Records, Inc. and First American Registry, Inc., each formerly a wholly-owned subsidiary of First American and collectively comprising the First American Screening Technology (“FAST”) division, and US SEARCH, a public company whose common shares were, until June 5, 2003, traded on the Nasdaq National Market under the symbol “SRCH”, became wholly-owned operating subsidiaries of First Advantage.

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

On September 14, 2005, the Company completed the acquisition to buy First American’s Credit Information Group (“CIG”) Business under the terms of the master transfer agreement. First Advantage purchased the CIG Business and related businesses with 29,073,170 shares of its Class B common stock. The acquisition of the CIG

Business by First Advantage is a transaction between businesses under common control of First American. As such, First Advantage has recorded the assets and liabilities of the CIG Business at historical cost. Historical financial statements of First Advantage have been restated to include results of operations of the CIG Business at historical costs. As of December 31, 2005, First American owned approximately 77% of the economic interest and 98% of the voting interest of First Advantage.

Business of First Advantage

Our operations are organized into six business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

A summary of our revenue, income from operations and assets for our segments is found in Note 16 to the Consolidated Financial Statements in Item 8, which is included herein by reference.

Lender Services

The Lender Services segment provides specialized credit reports for mortgage lenders throughout the United States. The Company believes that it is the largest provider of credit reports to the United States mortgage lending industry, based on the number of credit reports issued. In preparing its merged credit reports for mortgage lenders, the Company obtains credit reports from at least two of the three United States primary credit bureaus, merges and summarizes the credit reports and delivers its report in a standard format acceptable to mortgage loan originators and secondary mortgage purchasers. Our Lender Services segment accounted for approximately 26% of our consolidated revenue in 2005.

Demand for our Lender Services products usually decreases in November and December due to the holidays and related decrease in home buying activity.

Data Services

First Advantage’s Data Services segment offers motor vehicle records, transportation industry credit reporting, fleet management, supply chain theft and damage mitigation consulting, consumer location, criminal records reselling, subprime credit reporting, consumer credit reporting services and lead generation. Our Data Services segment accounted for approximately 20% of our consolidated revenue in 2005.

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

As part of the offerings of this segment, we also provide trucking companies with access to a database of payment practice records on more than 80,000 transportation brokers and shippers in North America, which is comprised of client-contributed accounts receivables and public records data. Subscribing clients utilize the Company’s services to evaluate the nonpayment (or slow payment) risk of shippers and brokers before agreeing to transport cargo on credit. Additionally, we offer transportation consulting services that are designed to address and resolve asset management and compliance problems for owners and operators of truck fleets.

Demand for our motor vehicle records products usually decreases in November and December as a result of reductions in the insurance and employment markets.

Our consumer direct business provides location, verification and screening services directly to consumers through the Internet. This business uses a proprietary software platform and web-based systems to supply customers with services such as individual location, identity verification, criminal record checks, employment and education verifications. This business has developed US SEARCH DARWIN™ which automates the data management supply chain by accessing, assimilating, and compiling data from disparate sources. The current applications of the technology focus on individual locator and profile services. We are also adapting this technology for use in our Employer Services segment.

The Company also provides specialized credit reports direct to consumers. These reports may be derived from credit reports obtained from one or more of the three United States credit bureaus and may be specially formatted for ease of use by the creditor or to facilitate interpretation by a consumer.

Our subprime credit reporting business provides credit reports derived from its proprietary database. The Company believes Teletrack is the largest provider of credit reports specializing in sub-prime borrowers in the United States, based on the number of reports issued. Its primary customers include pay-day loan, rent-to-own retailers, and similar types of creditors. Demand for our subprime credit products usually increases in November and December due to the holidays and increased consumer spending. In turn the business generally experiences a decrease in demand in the first quarter due to tax return refunds and thereby decreasing the need for payday loans.

Our lead generation business is a provider of performance-based, cost-per-action (“CPA”) internet marketing solutions. Its primary service offerings are sales lead generation, list management and affiliate network marketing. Customers include a wide variety of companies ranging from medium-sized businesses to Fortune 500 companies, including many leading service providers in the sub-prime and personal finance markets.

Dealer Services

The Dealer Services segment provides specialized credit reports, credit automation software, and lead generation services to auto dealers and lenders. These reports may be derived from credit reports obtained from one or more of the three United States credit bureaus and may be specially formatted for ease of use by the creditor or to facilitate interpretation by a consumer. The segment provides comprehensive solutions that help organizations meet their lending, leasing and other consumer credit automation needs. By delivering innovative systems, services and data solutions, the Company helps companies reduce risk, decrease costs and improve service. Our Dealer Services segment accounted for approximately 15% of our consolidated revenue in 2005.

Our Dealer Services segment generally experiences seasonality close to the end of the year, which is attributed to the holidays and consumer focus diverted from car sales.

Employer Services

First Advantage’s Employer Services segment helps thousands of companies in the United States and abroad manage risk with our employment screening, occupational health, tax incentive and services hiring solutions. Our Employer Services segment accounted for approximately 24% of our consolidated revenue in 2005.

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

Our hiring solutions group provides recruiting and hiring systems to manage job applicants. We provide an applicant tracking system to customers to track job applicants from the initial stages of job requisition development through the hiring and on-board process. We can also provide the complete outsourcing of the recruitment process.

Our employment screening, occupational health services and hiring solutions generally experience seasonality near year-end, which is attributed to decreases in hiring. Our tax incentive services group’s ability to obtain certain tax credits, such as the Work Opportunity Tax Credit (“WOTC”) program or a similar program, is dependent upon the passage of federal legislation that generally must be renewed every one or two years. Congress renewed the Work Opportunity Tax Credit program for one year in fourth quarter 2004 for employees hired after December 31, 2003 and before January 1, 2006. Currently, federal legislation to renew the WOTC program is pending in Congress.

Multifamily Services

First Advantage’s Multifamily Services segment helps thousands of companies in the United States manage risk with resident screening services. Our Multifamily Services segment accounted for approximately 10% of our consolidated revenue in 2005.

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

Our resident screening products experience seasonality declines during the winter months from November to March.

Investigative and Litigation Support Services

The Investigative and Litigation Support Services segment provides corporate litigation and investigative services. Products and services provided by the segment include: surveillance services, field interviews, computer forensics, electronic discovery, due diligence reports and other high level investigations. Our Investigative and Litigation Support Services segment accounted for approximately 5% of our consolidated revenue in 2005.

Our investigative service businesses help customers with investigative services designed to detect and expose worker’s compensation, disability and liability insurance fraud. Purchased mostly by insurance carriers, third party administrators and self-insuring companies, these services generally involve field surveillance and interviews conducted by more than 130 full-time licensed staff investigators. This segment receives orders in a variety of ways, including telephonic or other direct contact with the client, facsimile, e-mail or through the Internet. In most cases, investigation reports, including accompanying video, are sent via mail or courier to the client.

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

Historical Growth

Prior to the June 5, 2003 mergers, HireCheck, Employee Health Programs, SafeRent, Substance Abuse Management, American Driving Records and First American Registry, now wholly-owned subsidiaries of First Advantage, were wholly-owned subsidiaries of First American and made up the FAST division.

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

In September 1998, First American began its entry into the employee screening industry by acquiring HireCheck. HireCheck, headquartered in St. Petersburg, Florida, and now referred to as First Advantage Background Services Corporation, is today the principal subsidiary through which our Employer Services segment provides employment screening services. In this same month First American also entered the resident screening industry by acquiring First American Registry, headquartered in Rockville, Maryland. First American Registry, now known as First Advantage SafeRent, which we believe to be the largest resident screening company in the United States, is today the principal subsidiary through which our Multifamily Services segment provides resident screening products.

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

A competitor of Substance Abuse Management, the Bethesda, Maryland-based Employee Health Programs brought critical volume to the FAST division’s occupational health business. Through the acquisition of Employee Health Programs, the FAST division also expanded the scope of its existing services to include employee assistance programs, which are designed to help troubled employees resolve personal issues that can affect workplace productivity. Employee Health Programs and Substance Abuse Management, now known as First Advantage Occupational Health Services Corporation, are today the principal subsidiaries through which the Employer Services segment provides occupational health services.

SafeRent, headquartered in Denver, Colorado, brought additional key customers to the FAST division’s leading resident screening business and increased the division’s penetration in key markets, in particular markets in the western United States.

June 5, 2003 Mergers

In the June 5, 2003 mergers, the companies comprising the FAST division and US SEARCH combined under one umbrella. US SEARCH brought to First Advantage not only many important employment screening customers through its Professional Resource Screening, Inc. subsidiary, but also an opportunity to pursue a new market—consumers—with specially tailored versions of our existing products. Ultimately, Professional Resource Screening was combined with the other companies in our Employer Services segment and the other operations of US SEARCH are now included in our Data Services segment.

September 14, 2005 Merger

On September 14, 2005, the Company completed the acquisition to buy First American’s Credit Information Group (“CIG”) Business under the terms of the master transfer agreement. Under the terms of the agreement, First American and its First American Real Estate Solutions (“FARES”) joint venture contributed their mortgage, automotive, consumer and sub-prime credit businesses to First Advantage in exchange for 29,073,170 shares of First Advantage Class B common stock. The acquisition of the CIG Business by First Advantage is a transaction between businesses under common control of First American. As such, First Advantage has recorded the assets and liabilities of the CIG Business at historical cost. Historical financial statements of First Advantage have been restated to include results of operations of the CIG Business at historical costs.

Strategic Acquisitions

Since becoming a public company in June 2003, we have actively pursued our acquisition strategy. In August 2003, we acquired two employment background screening companies, Liberatore Services, Inc. and Total Information Source, Inc., and an occupational health services company, Continental Compliance Systems. In September 2003 we further expanded our occupational health services with the acquisition of Employee Information Services, Inc. In that same month, we acquired Omega Insurance Services, Inc., which brought a new investigative services product to First Advantage. In November 2003 we made three acquisitions: occupational health services company Greystone Health Sciences Corporation; MedTech Diagnostics, Inc., a provider of both occupational health services and employment screening services; and Agency Records, Inc., a provider of motor vehicle records. In December 2003, we acquired Credential Check & Personnel Services, Inc., an employment screening company.

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

The Company acquired fifteen companies in 2005. In second quarter 2005, the Company acquired Bar None, Inc, a provider of credit-based lead generation, processing and tracking services, which is included in our Dealer Services segment. In fourth quarter 2005, the Company acquired majority interest in LeadClick Media Inc, an online lead-generation and marketing company. This company is included in our Data Services segment. In 2005, we acquired two businesses from Experian. They were Experian RES and Credit Data Services, both were added to our Lender Services segment. Throughout the year, we added six companies to our Employer Services segment, including ITax Group, Inc., Quest Research Group, LTD, Recruiternet, Inc., Road Manager Financial Services, Inc., TruStar Solutions, Inc., and majority interest in PrideRock Holding Company, Inc. Recruiternet, Inc. and TruStar Solutions, Inc. together became our hiring solutions group. Three companies were added to our Investigative and Litigation Support Services segment in 2005. They were Data Recovery Services, Inc., Phoenix Research Corporation, and True Data Partners. We also acquired The Info Center and Jenark Business Systems, Inc. which both are included in our Multifamily Services segment.

Customers

First Advantage, through its subsidiaries, serves a wide variety of clients throughout the United States and abroad. The tens of thousands of customers served by First Advantage include nearly a quarter of those businesses comprising the Fortune 1000, leading mortgage lenders, automobile dealerships, real estate investment trusts and property management companies, many of the top providers of transportation services, insurance agents, the leading national law firms, and non-profit organizations. Dominant categories of customers vary depending on the type of service or product. For example, our credit reporting services are typically purchased by industry-leading mortgage and refinance lenders. Automobile dealerships nationwide buy our credit reports as well as our lead generation services. Insurance carriers, agents and claims adjusters purchase a substantial proportion of our surveillance services. Law firms nationwide utilize the computer forensics and e-discovery services we offer. Trucking companies are major consumers of our occupational health and transportation industry credit services. Multifamily housing property management companies and landlords of all sizes are represented in the resident screening business’ customer base. Larger employers represent the predominant share of the employee background screening and tax incentive services clients. Individual consumers dominate the customer base for our consumer direct businesses. We derive $9,112,000 of revenue from operations outside the United States and their related customers.

Excluding our consumer direct businesses, which have a fluid customer base, we have in excess of 65,000 customers. No single customer is responsible for 8 percent or more of our revenue.

Suppliers

Data represents a key ingredient in most of our products. In obtaining such data, we draw upon a wide variety of sources, including governmental agencies, credit reporting agencies, competitors, customers, third parties which compile public record information and on-line search services. Many of our suppliers provide this data in electronic format. We do not anticipate the termination of any significant relationship with any of our data suppliers. Because we believe we could acquire necessary data from other sources, we do not believe that the termination of any supplier relationship would have a material adverse effect on our financial condition or operating results.

In connection with our occupational health services, we depend upon services provided by specimen collection agencies and laboratories. There is significant competition among suppliers of these services and, consequently, we do not believe the termination of our relationship with any of these suppliers would have a material adverse effect on its financial condition or operating results.

We obtain some of our data from consumer credit reporting agencies. Any of these suppliers could stop supplying this data or could substantially increase their prices. Withholding this data could have a material adverse effect on our business, financial condition or results of operations.

Governmental Regulation

Although generally our products or services do not require governmental approvals, our businesses are subject to various federal and state regulations that may impact our products and services. For example, the Federal Fair Credit Reporting Act, Fair and Accurate Credit Transactions Act, the Drivers Privacy Protection Act, the CAN-SPAM act, federal and state laws relating to drug testing, federal and state tax credit laws, state private investigator laws, federal and state laws regulating to residential-leasing and landlord services, federal and state laws regulating the hiring process, and various state laws regulating services that include disclosure of personal information.

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

Competition

A number of companies compete with our service offerings. First Advantage’s most significant credit reporting services competitors are the three major credit repositories and Kroll Factual Data (“Kroll”). First Advantage’s most significant national competitors in employment background verifications include ChoicePoint, Kroll, U.S. Investigative Services and ADP, although hundreds of local and regional competitors also exist. In occupational health services, we believe that we have only one significant nationwide competitor, ChoicePoint; however, there are a number of local and regional companies in the industry, as well. The addition of both applicant tracking systems (“ATS”) and recruiting services brought new competitors into our mix. The ATS competitive field includes no dominant players, but rather, many small competitors focused on serving specific industries. Similarly, competition in recruiting is also very diverse and includes ATS companies, advertising agencies, job board companies, and in house recruiting departments. First Advantage’s most significant national competitors in our tax incentive services include ADP, Mintax, Talx and the Big 4 accounting firms, and other small regional companies operating in that market. The resident screening industry is fragmented, with only approximately eight other companies providing significant competition to First Advantage’s business on a national level. In motor vehicle record services, there are approximately ten major competitors to First Advantage, the most predominant of which is ChoicePoint. Our new transportation credit services business competes with three significant vendors. First Advantage’s insurance fraud investigative services also compete with three other companies on a national basis, with a broad spectrum of regional and local competitors. First Advantage’s due diligence services compete with a handful of small boutiques, Kroll and two or three regional firms across the country. Our computer forensics services mainly compete against the large litigation consulting practices, the Big 4 consulting firms, and Kroll. Our e-discovery business line also competes with Kroll, Electronic Evidence Discovery, and a handful of other top tier providers. There is also some competition from small regional companies and sole practitioners for both of these services. In virtually all of these markets, First Advantage competes foremost on the basis of customer service and secondarily on product and price differentiation.

The primary competitors to our consumer location businesses include telephone companies and other third parties who publish free printed or electronic directories, private investigation firms and web-based companies, such as KnowX.com.

Intellectual Property

First Advantage owns a number of items of intellectual property, including trademarks, tradenames, copyrights, patents, domain names and unregistered trade secrets. First Advantage also owns the US SEARCH DARWIN™ software platform, which uses advanced technology to access, assimilate, compile, distribute and present data from public and private databases. The patent application for this technology was published on December 19, 2002 and was issued by the Patent and Trademark Office on January 25, 2005. Based on aforementioned application, patent applications are also under review by the patent authorities in Australia, China and India respectively for this technology. First Advantage is not dependent upon any single item of intellectual property.

Strategies for Future Growth of First Advantage

First Advantage believes that as the world becomes increasingly risky for individuals and organizations, demand for our products and services will grow. Our primary goal is to be well positioned to capture not only a substantial portion of the existing market, but also a substantial share of the expected growth. We intend to accomplish this goal in the following manner:

Pursue Strategic Acquisitions. We intend to continue pursuing acquisitions of companies that would enable us to enter new markets as well as increase our share of those markets in which we are already operating. We will pursue companies with assets that will enhance our ability to fulfill orders, including companies with proprietary databases containing information for use in our products or technology that would make order placement or product delivery more efficient. We also expect to pursue acquisition opportunities which would enable us to enter into related product fields. Our recent acquisitions of TruStar Solutions, Inc. and Recruiternet, Inc., both recruiting services companies, are examples of our efforts to enter into related product fields. Our recent acquisitions of Phoenix Research Corporation and True Data Partners, allowed us to expand the breath of our high-end investigative services, such e-discovery and computer forensics, in our Investigative and Litigation Support Services segment.

Consolidate Operations. We intend to continue our aggressive efforts to consolidate the operations brought together in the June 2003 and September 2005 mergers and the operations of businesses we have since acquired and will acquire. This includes efforts not only to capture synergies by eliminating personnel and systems duplication, but also to exploit cross-selling opportunities by providing a single platform on which First Advantage can offer its entire menu of services to current and prospective customers.

International Expansion. In second quarter 2005, we acquired Quest Research Ltd., the premier provider of employment screening services in India and East Asia. This strategic addition of Quest Research bolsters the international employment screening operations of First Advantage, situating the Company to more effectively service multinational corporations’ demands for these services. In fourth quarter 2005, the Company opened an employment screening office in Manila, Philippines to help serve the increasing overseas demand for screening by multinational corporations. We intend to continue to pursue opportunities to offer our services outside the United States. Given the risks that face businesses around the world, we believe that international markets provide a substantial opportunity for growth. We expect that by expanding our offerings to other countries we will also enhance our ability to compete in the United States for the business of global companies.

Product Expansion. First Advantage continues to seek strategic methods of meeting unique customer and market segment needs by providing solutions through product expansion and the ability to bundle various product offerings. Our Lender Services segment has identified the need for alternative credit products in the non-traditional and emerging home loan markets. Additionally, our emergence into the lead generation industry will provide a conduit to bundle service offerings with our Dealer Services segment enabling First Advantage to bring new products and business solutions to meet our market segment needs.

Employees

We employ over 3,800 people, most of which are located in the United States. Of this number, approximately 800 are employed abroad.

Item 1A. Risk Factors.

You should consider carefully the following risk factors, as well as the other information contained elsewhere in this Annual Report on Form 10-K. We face risks other than those listed here, including those that are unknown to us and others of which we may be aware but, at present, consider immaterial. Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

We are controlled by First American and as a result other stockholders have little or no influence over stockholders’ decisions.

As a result of the June 5, 2003 mergers and our acquisition of First American’s CIG and related businesses, First American owns 100% of our Class B common stock, which have ten votes per share compared to one vote per share of our Class A common stock. Consequently, First American controls over 98% of the total voting power of First Advantage and, therefore, First American has the right to control the outcome of any matter submitted for the vote or consent of First Advantage’s stockholders, unless a separate class vote is required under Delaware law. First American has the voting power to control the election of our board of directors and is able to cause an amendment of our certificate of incorporation or bylaws. First American also may be able to cause changes in our business without seeking the approval of any other party. These changes may not be beneficial to us or in the best interest of our other stockholders. For example, First American has the power to prevent, delay or cause a change in control and could take other actions that might be favorable to First American, but not necessarily to other stockholders. Similarly, subject to restrictions contained in the standstill agreement entered into as part of the June 5, 2003 mergers, First American has the voting power to exercise a controlling influence over our business and affairs and has the ability to make decisions concerning such things as:

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

We obtain some of the data used in our services from third party suppliers and government entities. If a number of suppliers are no longer able or are unwilling to provide us with certain data, we may need to find alternative sources. If we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, we could experience service disruptions, increased costs and reduced quality of our services. Additionally, if one or more of our suppliers terminates our existing agreements, there is no assurance that we will obtain new agreements with third party suppliers on terms favorable to us, if at all. Loss of such access or the availability of data in the future due to increased governmental regulation or otherwise could have a material adverse effect on our business, financial condition or results of operations.

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

First Advantage may be adversely affected by recent high-profile events involving data theft at a number of information services companies.

Several information services companies that are competitors of First Advantage have recently been involved in high-profile events involving data theft. These incidents or similar data theft incidents in the future could impact First Advantage. In particular, these events could result in increased legal and regulatory scrutiny of the industry in general and specific information services companies in particular and changes in federal, state and local laws and regulations in the United States designed to protect the public from the misuse of personal information in the marketplace. Changes in the laws and adverse publicity or potential litigation concerning the commercial use of such information may affect First Advantage’s operations and could result in substantial regulatory compliance expense, litigation expense and a loss of revenue.

We could face liability based on the nature of our services and the content of the materials provided which may not be covered by insurance.

We may face potential liability from individuals, government agencies or businesses for defamation, invasion of privacy, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that appear or are used in our products or services. Insurance may not be available to cover claims of these types or may not be adequate to cover us for all risks to which we are exposed. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of our insurance coverage, could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to pursue our acquisition strategy.

Our strategy is to grow through acquisitions. For example, since January 1, 2005, we completed fifteen acquisitions. We may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue our acquisition strategy or complete acquisitions on satisfactory terms. A number of our competitors also have adopted the strategy of expanding and diversifying through acquisitions. We likely will experience competition in our effort to execute on our acquisition strategy, and we expect the level of competition to increase. As a result, we may be unable to continue to make acquisitions or may be forced to pay more for the companies we are able to acquire.

The integration of companies we acquire may be difficult and may result in a failure to realize some of the anticipated potential benefits of our acquisitions.

When we acquire companies or businesses, we may not be able to integrate or manage these businesses so as to produce returns that justify the investment. Any difficulty in successfully integrating or managing the operations of the businesses could have a material adverse effect on our business, financial condition, results of operations or liquidity, and could lead to a failure to realize any anticipated synergies. Our management also will be required to dedicate substantial time and effort to the integration of our acquisitions. These efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

Successful integration of the Credit Information Group into First Advantage is dependent on several factors, and the failure to realize the expected benefits of the acquisition of the Credit Information Group could have an adverse effect on our operations.

First Advantage acquired the Credit Information Group from First American in September 2005, and, as a result, First Advantage significantly increased the size of its operations and business. The integration of the Credit Information Group into the operations of First Advantage and its subsidiaries involves the integration of several businesses that previously operated independently. We cannot assure you that First Advantage will be able to integrate the operations of the Credit Information Group without encountering difficulties. Any difficulty in integrating the operations of the Credit Information Group successfully could have a material adverse effect on the business, financial condition, results of operations or prospects of First Advantage, and could lead to a failure to realize the anticipated benefits of the acquisition. Moreover, First Advantage’s management will be required to dedicate substantial time and effort to the integration of the Credit Information Group. During the integration process, these efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

The continued success of the Credit Information Group is dependent on a number of factors, some of which may be beyond First Advantage’s control.

A substantial proportion of the revenue of the Credit Information Group is derived from the resale to end users of credit reports provided exclusively by the three repositories of credit information in the United States. In certain transactions, such as those involving the resale of residential property, end users require the Credit Information Group to provide a credit report derived from merged information supplied by all three repositories. These repositories also sell credit reports directly to end users. There can be no assurance that a credit repository will not attempt to gain a competitive advantage over the Credit Information Group by increasing the price it charges the Credit Information Group for credit reports or by selling credit reports to end users at a lower price than the Credit Information Group can offer. Such practices may make the credit report products of the Credit Information Group less profitable or less attractive to end-users and, thus, may have a material adverse effect on the results of operations or financial condition of the Credit Information Group.

In addition, a portion of the Credit Information Group’s revenues that may in the future be received under an outsourcing agreement with First American are dependent upon the performance of RELS, LLC (“RELS”), an entity that is managed and controlled by First American, and thus are beyond the control of First Advantage. The commercial arrangements under which RELS provides services and it derives revenues are based on agreements with RELS’ single customer, which is the other member of RELS, whose interests may be different from and/or adverse to First Advantage. These underlying arrangements are terminable with little or no notice. Accordingly, there can be no assurances as to revenues, if any, that may in the future be received by First Advantage under the outsourcing agreement. The loss of such revenues could be material to First Advantage.

In connection with its acquisition of the Credit Information Group, First Advantage entered into a new services agreement under which First American agrees to provide a number of key services to First Advantage. Under this agreement, First American and its affiliates agree to serve as the exclusive resellers of credit reports and related services compiled by the Credit Information Group to the mortgage market. First American has agreed to provide these services for only a limited period of time, and there is no guarantee that First American will continue to provide these services to First Advantage following the expiration of the term of the applicable service under the amended and restated services agreement, or continue the price or other terms on which First American might be willing to do so. In addition, since the sale of Credit Information Group reports and services in the mortgage industry will be made exclusively by First American, the sale of these reports and services will be in accordance with the terms of the amended and restated services agreement, and there can be no assurances as to the future amount of such sales or level of services beyond the term or in excess of the levels required under the services agreement.

Finally, demand for a substantial portion of the Credit Information Group’s products generally decreases as the number of lending transactions in which the Credit Information Group’s products are purchased decreases. Management of the Credit Information Group has found that the number of lending transactions in which the Credit Information Group’s products are purchased decreases when interest rates are high, the supply of funds for borrowing are limited or the United States economy is weak. First Advantage believes that this trend could continue when these factors occur.

We may not be able to realize the entire book value of goodwill from acquisitions.

As of December 31, 2005, we have approximately $606 million of goodwill. We have implemented the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that existing goodwill not be amortized, but instead be assessed annually for impairment or sooner if circumstances indicate a possible impairment. We will monitor for impairment of goodwill on past and future acquisitions. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. There can be no assurances that future impairment of goodwill under SFAS No. 142 will not have a material adverse effect on our business, financial condition or results of operations. The goodwill valuation is performed by management.

We currently do not plan to pay dividends.

We intend to retain future earnings, if any, which may be generated from operations to help finance the growth and development of our business. As a result, we do not anticipate paying dividends to stockholders for the foreseeable future.

Our business depends on technology that may become obsolete.

We use the US SEARCH DARWIN™ technology and other information technology to better serve our clients and reduce costs. These technologies likely will change and may become obsolete as new technologies develop. Our future success will depend upon our ability to remain current with the rapid changes in the technologies used in our business, to learn quickly to use new technologies as they emerge and to develop new technology-based solutions as appropriate. If we are unable to do this, we could be at a competitive disadvantage. Our competitors may gain exclusive access to improved technology, which also could put us at a competitive disadvantage. If we cannot adapt to these changes, our business, financial condition or results of operations may be materially effected in an adverse manner.

Our Class A common stock has minimal liquidity due to its small public float.

Although as of December 31, 2005 there were approximately 56 million total shares of First Advantage common stock outstanding, approximately 77% are owned by First American, approximately 6% are owned by Experian and approximately 4% are held of record by Pequot Private Equity Fund II, L.P. Currently only approximately 13% of our issued and outstanding shares are freely transferable without restriction under the Securities Act. Accordingly, only a small number of shares of First Advantage actually trade—between January 1, 2005 and December 31, 2005 the average daily trading volume of our Class A common stock was approximately 56,000 shares per trading day. Consequently, our stockholders may have difficulty selling shares of our Class A common stock.

Significant stockholders may sell shares of our common stock that may cause our share price to fall.

Subject to certain restrictions, First American may at any time convert each of its shares of our Class B common stock into one share of Class A common stock. First American or Pequot may transfer shares of our common stock in a privately-negotiated transaction or to affiliates or stockholders. Any transfers, sales or distributions by First American or Pequot of a substantial amount of our Class A common stock in the marketplace, or to stockholders, or the market perception that these transfers, sales or distributions could occur, could materially and adversely affect the prevailing market prices for our Class A common stock.

Conflict of interest may arise because certain of our directors and officers are also directors and officers of First American.

Certain persons associated with the Company have a continuing relationship with First American. Parker Kennedy, Chairman of the Board of First Advantage, also serves as Chief Executive Officer and Chairman of

First American and as an executive officer and board member of certain of its affiliates. As such he may have great influence on our business decisions. Mr. Kennedy, currently associated with First American, was asked to serve as a director and officer of First Advantage because of his knowledge of, and experience with, our business and its operations. Mr. Kennedy owns stock, and options to acquire stock, of First American. Additionally, two of our directors, David Chatham and D. Van Skilling serve on the First American board.

These affiliations with both First American and First Advantage could create, or appear to create, potential conflicts of interest when this director and executive officer is faced with decisions that could have different implications for First American and First Advantage.

We are a party to a stockholders agreement that may impact corporate governance.

First Advantage, First American and Pequot have entered into a stockholders agreement pursuant to which First American has agreed to vote as many of its shares in First Advantage as is necessary to ensure that our board of directors has no more than ten members and that a representative of Pequot who meets certain requirements is elected a director of First Advantage or, at Pequot’s request, a board observer of First Advantage. Pequot’s right to designate a board member or observer will continue until such time as Pequot and its affiliates’ collective ownership of First Advantage stock is less than 75% of the holdings Pequot received in the June 5, 2003 mergers. As a result of this arrangement and First American’s dominant ownership position in First Advantage, holders of First Advantage Class A common stock (other than Pequot) will have little or no ability to cause a director selected by such holders to be appointed to our board of directors and, consequently, little or no ability to influence the direction or management of First Advantage.

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

If we raise additional capital by issuing equity securities, the issuance will result in ownership dilution to our existing stockholders. The extent of the dilution will vary based upon the amount of capital raised.

Item 1B. Unresolved Staff Comments.

None.

Available Information

We maintain a website, www.fadv.com, which includes financial and other information for investors. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K, or any other filing with the Securities and Exchange Commission unless we expressly incorporate such materials.

The public can read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2. Properties.

Our principal executive offices are located in approximately 21,000 square feet of leased office space in St. Petersburg, Florida. The lease expires on November 30, 2006. Current monthly rent is approximately $42,000. On January 17, 2005, the Company entered into a lease agreement with 100 Carillon, LLC for approximately 74,000 square feet of office space in St. Petersburg, Florida. This office space will serve as the Company’s new corporate headquarters. The Company’s Florida based employment background screening group and investigative services group will also reside in this new office space. The lease commenced in April 2005 and terminates One Hundred Fifty-Six (156) months from the commencement date. Current monthly rent is approximately $128,000.

First Advantage, through its subsidiaries, maintains 73 other offices in North America and abroad. These offices, all of which are leased, comprise a total of approximately 869,000 square feet of space.

Item 3. Legal Proceedings.

First Advantage’s subsidiaries are involved in litigation from time to time in the ordinary course of their businesses. We do not believe that the outcome of any pending or threatened litigation involving these entities will have a material adverse effect on our financial position, operating results or cash flows.

A subsidiary of the Company is a defendant in a class action lawsuit that is pending in federal court in New York. The plaintiffs allege that our subsidiary, directly and through its agents, violated the Fair Credit Reporting Act, New York’s Fair Credit Reporting Act and New York’s Deceptive Practices Act by failing to use reasonable procedures to ensure the maximum possible accuracy when issuing tenant reports. The action seeks injunctive and declaratory relief, compensatory, punitive and statutory damages, plus attorneys’ fees and costs. The Company does not believe that the ultimate resolution of this action will have a material adverse affect on its financial condition, results of operations or cash flows.

Two subsidiaries are defendants in separate class action lawsuits that are pending in state court in California. The plaintiffs in both cases allege that our subsidiaries, directly and through their agents, violated the California Consumer Credit Reporting Agencies Act and California Business and Professions Code by failing to use reasonable procedures to ensure the maximum possible accuracy when issuing tenant reports. The actions seek injunctive relief, an accounting, restitution, statutory damages, interest, punitive damages and attorneys’ fees and costs. The Company does not believe that the ultimate resolution of these actions will have a material adverse affect on its financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

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

	2005		2004
	High	Low	High	Low
Quarter ended March 30,	$22.62	$18.79	$19.90	$13.85
Quarter ended June 30,	$24.19	$20.17	$22.25	$16.47
Quarter ended September 30,	$29.40	$23.19	$18.97	$14.99
Quarter ended December 31,	$30.56	$25.06	$20.90	$15.50

The approximate number of record holders of Class A common stock on January 31, 2006 was 60.

Our Class B common stock is not listed or quoted on any exchange or quotation system. The First American Corporation and its affiliates own all of our outstanding Class B common stock.

We have not paid any dividends on either our Class A common stock or our Class B common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings for use in the operation and expansion of our business.

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plan approved by security holders (1)	3,432,631	20.86	3,567,369
Equity compensation plan not approved by security holders (2)	73,374	34.30
Warrants not approved by security holders (2)	224,752	22.42

(1)	Consists of the 2003 First Advantage Incentive Compensation Plan. See Note 15 to the Company’s Notes to Consolidated Financial Statements for additional information.
(2)	Consists of shares relating to all outstanding options and warrants assumed by the Company in connection with the merger with US SEARCH.com Inc. See Note 15 to the Company’s Notes to Consolidated Financial Statements for additional information.

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

On September 14, 2005, the Company completed the acquisition to buy First American’s CIG Business under the terms of the master transfer agreement. First Advantage paid for the CIG Business and related businesses with 29,073,170 shares of its Class B common stock and repaid, in full, the principal debt amount of $20 million by issuing 975,610 shares of its Class B common stock.

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

On November 1, 2005, the Company completed its purchase of the assets of the assets of Credit Data Services, Inc. (“CDS”) from Experian Affiliate Acquisition, LLC, a wholly-owned subsidiary of Experian Information Solution, Inc. (“Experian”) and issued 321,227 shares of its Class A common stock for the purchase of the CDS assets. In connection with the purchase of the CDS assets, the Company entered into an agreement to register the shares once the Company had an effective registration statement on Form S-4 on file with the SEC. In February 2006, the 321,277 unregistered shares were registered under the Company’s Form S-4 registration statement.

There were no shares purchased, since the inception of the Company, as part of a repurchase plan or program.

Item 6. Selected Financial Data.

The Company’s operating results for the five years ended December 31, 2005 include results for the acquired entities (excluding the CIG Business) from their respective dates of acquisition. The acquisition of the CIG Business by First Advantage is a transaction between businesses under the common control of First American. In an acquisition of businesses under common control, the acquiring company records acquired assets and liabilities at historical costs. The historical income statements of First Advantage for the five years ended December 31, 2005 include the operations of the CIG business at historical cost assuming the acquisition was completed on January 1, 2001. The balance sheet data reflects the acquisition of the CIG Business assuming it was completed on December 31, 2001.

Certain amounts for the year ended December 31, 2004, 2003, 2002, and 2001 have been reclassified to conform to the 2005 presentation.

The results of operations for the year ended December 31, 2005, include $3.2 million of nondeductible merger costs that First Advantage incurred in connection with its acquisition of the CIG Business from First American; $2.0 million of costs incurred in connection with the relocation of the company’s corporate headquarters and other office consolidations; and $0.6 million of costs related to the launch of the corporate branding initiative that was announced in June 2005. These costs are included in the Company’s Corporate segment.

In the fourth quarter of 2005 the Company recorded a pre-tax gain of $9.5 million as a result of DealerTrack’s sale of 6.7 million shares of its common stock in an initial public offering. The sale of the stock was at a price per share in excess of its carrying value. As a result of the issuance of the shares, the Company’s ownership interest in DealerTrack decreased from 21% to 16%.

This information is only a summary and should be read in conjunction with the audited financial statements and accompanying notes included in Item 8 “Financial Statements and Supplementary Data”.

	For the year ended December 31,
	2005	2004	2003	2002	2001
Income Statement Data:
Service revenue	$596,105,000	$472,142,000	$388,776,000	$291,215,000	$239,571,000
Reimbursed government fee revenue	47,644,000	44,599,000	31,585,000	27,885,000	3,350,000

Total revenue	643,749,000	516,741,000	420,361,000	319,100,000	242,921,000

Cost of service revenue	183,976,000	147,724,000	120,890,000	85,015,000	76,021,000
Government fees paid	47,644,000	44,599,000	31,585,000	27,885,000	3,335,000

Total cost of service	231,620,000	192,323,000	152,475,000	112,900,000	79,356,000
Gross margin	412,129,000	324,418,000	267,886,000	206,200,000	163,565,000
Operating expenses	314,126,000	252,192,000	208,526,000	157,876,000	133,375,000
Impairment loss	—	—	1,739,000	—	—

Income from operations	98,003,000	72,226,000	57,621,000	48,324,000	30,190,000

Total interest (expense) income, net	(6,468,000)	(1,955,000)	317,000	(159,000)	(154,000)
Equity in earnings (loss) of investee	1,385,000	1,782,000	(326,000)	—	—
Gain on sale of investment	9,471,000	—	13,028,000	—	—

Income before income taxes and minority interest	102,391,000	72,053,000	70,640,000	48,165,000	30,036,000
Provision for income taxes	43,522,000	29,720,000	32,755,000	19,600,000	13,653,000

Income before minority interest	58,869,000	42,333,000	37,885,000	28,565,000	16,383,000
Minority interest	443,000	—	—	—	—

Net income	$58,426,000	$42,333,000	$37,885,000	$28,565,000	$16,383,000

Balance Sheet Data:
Total assets	$978,045,000	$603,104,000	$467,369,000	$332,348,000	$234,959,000
Long-term debt	$182,127,000	$86,480,000	$14,499,000	$651,000	$1,159,000
Stockholders’ equity	$582,848,000	$418,187,000	$369,013,000	$275,188,000	$192,021,000

Per Share Information:
Net income
Basic	$1.10	$0.85	$0.79	N/A	N/A
Diluted	$1.09	$0.85	$0.79	N/A	N/A
Weighted average shares outstanding
Basic	52,883,760	49,711,384	48,065,731	N/A	N/A
Diluted	53,593,155	50,035,519	48,202,464	N/A	N/A
Stockholders’ Equity	$10.45	$8.35	$7.73	N/A	N/A
Total shares outstanding at December 31,	55,764,676	50,083,354	47,722,915	N/A	N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

First Advantage Corporation (NASDAQ: FADV) (“First Advantage” or the “Company”) was created by the June 5, 2003 merger of The First American Corporation’s Screening Technologies (“FAST”) division with US SEARCH.com Inc. (“US SEARCH”). First Advantage provides global risk mitigation, screening services and credit reporting to enterprise and consumer customers. The Company operates in six primary business segments; Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services. First Advantage is headquartered in St. Petersburg, Florida, and has more than 3,800 employees in offices throughout North America and abroad.

The Lender Services segment provides specialized credit reporting services, strategic marketing solutions, anti-fraud/identity verification tools, and broker certification services for mortgage and home equity lenders. Specialized credit reporting services includes delivering consolidated consumer credit reports to the mortgage and home equity industries. These reports are derived from credit reports obtained from one or more of the three United States primary credit bureaus, and may be merged or specially formatted for ease of use by lenders and other financial institutions.

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, fleet management, supply chain theft and damage mitigation consulting, consumer location, criminal records reselling, subprime credit reporting, lead generation and consumer credit reporting. Products and services offered by the Data Services segment include driver history reports, vehicle registration, credit reports on cargo shippers and brokers, individuals’ credit reports, and membership-based consumer products and services. In addition, the consumer location business allows customers to obtain addresses, aliases, listed phone numbers, property ownership, court records and other public data through the US SEARCH Web site.

The Dealer Services segment provides specialized credit reporting services, credit automation software, and lead generation services. Specialized credit reporting services includes delivering consolidated consumer credit reports to the automotive, recreational vehicle, marine and manufactured housing marketplace. These reports are derived from credit reports obtained from one or more of the three United States primary credit bureaus, and may be merged or specially formatted for ease of use by dealers and financial institutions. Dealer Services provides credit automation and loan origination software that helps organizations meet their lending, leasing, and other credit automation needs. Designed to drive consumers into an auto dealership to buy a vehicle, Dealer Services’ lead generation services provide advertising and other marketing, telemarketing, fulfillment and customer management solutions.

The Employer Services segment includes employment background screening, hiring management systems, occupational health services, and tax incentive services. The Employer Services segment serves over 17,000 customers, including approximately a quarter of the Fortune 1000 companies. Products and services relating to employment background screening include criminal records searches, employment verification, education verification, social security number verification and credit reporting. Hiring management systems provide recruiting strategies, applicant tracking, and talent management software. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs, sales and use tax programs and fleet asset management programs.

The Multifamily Services segment includes resident screening services. Resident screening services include criminal background and eviction records, credit reporting, employment verification and lease performance and payment histories. Other products and services offered by this division include renters’ insurance, property performance analytics and property management software. The Multifamily Services segment serves over 20,000 customers. The Company has a proprietary database of 34 million landlord-tenant records that include eviction court records, rental histories, payment trends and landlord contributed data.

The Investigative and Litigation Support Services segment includes investigations and corporate litigation. Products and services offered by the Investigative and Litigation Support Services segment include surveillance services, field interviews, computer forensics, electronic discovery, due diligence reports and other high level investigations. These services are provided to approximately 2,000 enterprise customers nationwide, including insurance agents, claims adjusters and risk managers, law firms and financial institutions.

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

First Advantage generates revenue in the form of fees from reports created from searches performed, credit reports delivered to its customers, membership fees collected on its credit monitoring membership products, sale of software licenses, maintenance, and custom programming, and services provided. First Advantage generally enters into agreements with customers that provide for a fixed fee per report or for services provided. For purposes of analyzing operating results, operating margin and operating costs are compared to service revenues, excluding reimbursed government fee revenue. Elimination of inter-segment revenue is included in corporate.

Cost of sales includes fees paid to vendors or agencies for data procurement, specimen collection, laboratory testing, and investigators’ compensation, benefits and travel expenses.

First Advantage’s operating expenses consist primarily of compensation and benefits costs for employees, commissions, occupancy and related costs, other selling, general and administrative expenses associated with operating its business, depreciation of property and equipment and amortization of intangible assets. The Company’s expenses are likely to increase with increasing revenue levels.

The results of operations for the year ended December 31, 2005, include $3.2 million of nondeductible merger costs that First Advantage incurred in connection with its acquisition of the CIG Business from First American; $2.0 million of costs incurred in connection with the relocation of the company’s corporate headquarters and other office consolidations; and $0.6 million of costs related to the launch of the corporate branding initiative that was announced in June 2005. These costs are included in the Company’s Corporate segment.

Critical Accounting Policies and Estimates

First Advantage’s discussion and analysis of financial condition and results of operations is based upon its audited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The Company’s operating results for the years ended December 31, 2005, 2004 and 2003 include results for the acquired entities from their respective dates of acquisition. The acquisition of the CIG Business by First Advantage is a transaction between businesses under the common control of First American. In an acquisition of businesses under common control, the acquiring company records acquired assets and liabilities at historical costs. The historical income statements and statement of cash flows of First Advantage for the years ended December 31, 2005, 2004 and 2003 have been restated to include operations of the CIG business at historical cost assuming the acquisition was completed on January 1, 2003. The balance sheet at December 31, 2004 has been restated to reflect the acquisition.

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

Revenue Recognition

Revenue from the sale of reports and leads is recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery. Revenue from investigative services is recognized as services are performed. In accordance with generally accepted accounting principles, the Company includes reimbursed government fees in revenue and in cost of service.

Revenue via the eAdvertising network of LeadClick Media, Inc. is recognized when transactions are completed as evidenced by qualifying actions by end users of the publishers and /or advertiser on the proprietary eAdvertising network. Revenue as a result of list management services is recognized when transactions are completed as evidenced by qualifying actions of end users. In most instances, the qualifying action that completes the earnings process is the submission of an on-line form that generates a sales lead via the internet.

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

Capitalized Software Development Costs

First Advantage capitalizes costs associated with developing software for internal use, which costs primarily include salaries of developers. Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project and completion and use of the software for its intended purpose are probable. First Advantage ceases capitalization of development costs once the software has been substantially completed at the date of conversion and is ready for its intended use.

Database Development Costs

Database development costs represent expenditures associated with First Advantage’s databases of information for customer usage. The costs are capitalized from the time technological feasibility is established until the information is ready for use.

Impairment of Intangible and Long-Lived Assets

First Advantage carries intangible and long-lived assets at cost less accumulated amortization (where applicable). Accounting standards require that assets be written down if they become impaired. Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At such time that an impairment in value of an intangible or long-lived asset is identified; the impairment will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed a goodwill impairment test, for the year ending December 31, 2005, for all reporting units. A valuation date of September 30, 2005 was used for this impairment test and was performed by management. The test determined that each reporting unit had a fair value in excess of carrying value, therefore, no goodwill impairment was recorded.

Purchase Accounting

First Advantage completed fifteen acquisitions in 2005, fourteen acquisitions in 2004, and nine acquisitions in 2003. The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances, there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangibles assets, in particular, is very subjective. First Advantage generally uses internal cash flow models and, in certain instances, third party valuations in estimating fair values. The use of different valuation techniques and assumptions can change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense. Amounts allocated to certain assets and liabilities as of December 31, 2005 are based on preliminary estimates of fair value and may be revised in 2006. The Company does not anticipate that revisions to the amounts allocated to acquired assets and liabilities, if any, will be significant to the Company’s financial statements.

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

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of FASB Statement 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. In April 2005, the Securities and Exchange Commission approved a new rule that amended the effective date of SFAS 123R, whereby the Company will be required to adopt this standard no later than January 1, 2006. Based on options outstanding at February 28, 2006, the Company estimates the effects of the FAS 123R will reduce diluted earnings per share by $0.13 to $0.15 in 2006 depending on the timing of issuance of the underlying securities and the deductibility of the stock-based compensation expense for financial reporting purposes.

The following is a summary of the operating results by the Company’s business segments for the three years ended December 31, 2005.

	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/ Litigation Support Services	Corporate	Total
2005
Service revenue	$168,327,000	$91,699,000	$98,357,000	$143,839,000	$63,254,000	$34,580,000	$(3,951,000)	$596,105,000
Reimbursed government fee revenue	—	39,432,000	—	10,556,000	—	—	(2,344,000)	47,644,000

Total revenue	168,327,000	131,131,000	98,357,000	154,395,000	63,254,000	34,580,000	(6,295,000)	643,749,000
Cost of service revenue	55,094,000	16,756,000	50,218,000	46,654,000	6,232,000	12,980,000	(3,958,000)	183,976,000
Government fees paid	—	39,432,000	—	10,556,000	—	—	(2,344,000)	47,644,000

Total cost of service	55,094,000	56,188,000	50,218,000	57,210,000	6,232,000	12,980,000	(6,302,000)	231,620,000
Gross margin	113,233,000	74,943,000	48,139,000	97,185,000	57,022,000	21,600,000	7,000	412,129,000
Salaries and benefits	49,815,000	15,776,000	14,603,000	52,005,000	22,589,000	12,284,000	13,855,000	180,927,000
Facilities and telecommunications	7,146,000	2,507,000	1,283,000	6,259,000	3,318,000	1,204,000	4,026,000	25,743,000
Other operating expenses	1,341,000	20,404,000	16,305,000	20,309,000	10,884,000	4,123,000	6,485,000	79,851,000
Depreciation and amortization	6,726,000	6,796,000	2,389,000	5,311,000	4,109,000	1,882,000	392,000	27,605,000

Income (loss) from operations	$48,205,000	$29,460,000	$13,559,000	$13,301,000	$16,122,000	$2,107,000	$(24,751,000)	$98,003,000

Operating margin percentage	28.6%	32.1%	13.8%	9.2%	25.5%	6.1%	N/A	16.4%

	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/ Litigation Support Services	Corporate	Total
2004
Service revenue	$135,201,000	$74,905,000	$69,842,000	$115,461,000	$54,135,000	$25,714,000	$(3,116,000)	$472,142,000
Reimbursed government fee revenue	—	34,452,000	—	10,147,000	—	—	—	44,599,000

Total revenue	135,201,000	109,357,000	69,842,000	125,608,000	54,135,000	25,714,000	(3,116,000)	516,741,000
Cost of service revenue	39,920,000	16,556,000	32,512,000	42,823,000	6,027,000	13,002,000	(3,116,000)	147,724,000
Government fees paid	—	34,452,000	—	10,147,000	—	—	—	44,599,000

Total cost of service	39,920,000	51,008,000	32,512,000	52,970,000	6,027,000	13,002,000	(3,116,000)	192,323,000
Gross margin	95,281,000	58,349,000	37,330,000	72,638,000	48,108,000	12,712,000	—	324,418,000
Salaries and benefits	43,726,000	11,759,000	11,538,000	39,323,000	20,049,000	7,492,000	9,093,000	142,980,000
Facilities and telecommunications	6,759,000	2,284,000	1,484,000	5,721,000	2,865,000	870,000	697,000	20,680,000
Other operating expenses	(207,000)	24,597,000	14,558,000	14,104,000	8,982,000	2,266,000	1,048,000	65,348,000
Depreciation and amortization	6,946,000	5,346,000	1,586,000	4,110,000	3,940,000	1,176,000	80,000	23,184,000

Income (loss) from operations	$38,057,000	$14,363,000	$8,164,000	$9,380,000	$12,272,000	$908,000	$(10,918,000)	$72,226,000

Operating margin percentage	28.1%	19.2%	11.7%	8.1%	22.7%	3.5%	N/A	15.3%

	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/ Litigation Support Services	Corporate	Total
2003
Service revenue	$151,220,000	$56,479,000	$66,912,000	$66,187,000	$42,085,000	$8,065,000	$(2,172,000)	$388,776,000
Reimbursed government fee revenue	—	27,201,000	—	4,384,000	—	—	—	31,585,000

Total revenue	151,220,000	83,680,000	66,912,000	70,571,000	42,085,000	8,065,000	(2,172,000)	420,361,000
Cost of service revenue	42,741,000	10,918,000	29,206,000	30,256,000	5,178,000	4,763,000	(2,172,000)	120,890,000
Government fees paid	—	27,201,000	—	4,384,000	—	—	—	31,585,000

Total cost of service	42,741,000	38,119,000	29,206,000	34,640,000	5,178,000	4,763,000	(2,172,000)	152,475,000
Gross margin	108,479,000	45,561,000	37,706,000	35,931,000	36,907,000	3,302,000	—	267,886,000
Salaries and benefits	43,664,000	10,981,000	12,193,000	22,271,000	17,920,000	1,733,000	3,938,000	112,700,000
Facilities and telecommunications	7,878,000	1,791,000	2,280,000	3,735,000	2,135,000	322,000	247,000	18,388,000
Other operating expenses	6,142,000	21,492,000	11,439,000	7,498,000	7,147,000	531,000	2,470,000	56,719,000
Depreciation and amortization	8,825,000	3,590,000	1,815,000	4,896,000	3,112,000	213,000	7,000	22,458,000

Income (loss) from operations	$41,970,000	$7,707,000	$9,979,000	$(2,469,000)	$6,593,000	$503,000	$(6,662,000)	$57,621,000

Operating margin percentage	27.8%	13.6%	14.9%	-3.7%	15.7%	6.2%	N/A	14.8%

Lender Services Segment

2005 Compared to 2004

Total service revenue was $168.3 million in 2005, an increase of $33.1 million compared to 2004 service revenue of $135.2 million. The acquisition of mortgage credit reporting businesses during the first and fourth quarters of 2005 accounted for $16.2 million of the increase, and an increase in transactions and an expansion of products and services accounted for the additional growth in service revenue.

Cost of service revenue was $55.1 million in 2005, an increase of $15.2 million compared to cost of service revenue of $39.9 million in 2004. The acquisition of mortgage credit reporting businesses during the first and fourth quarters of 2005 accounted for $6.7 million of the increase, and an increase in transactions, the expansion of products and services, and the addition of a surcharge by the three credit bureaus related to free credit reports to consumers pursuant to the FACT Act were the primary reasons for the additional increase in the cost of service revenue.

Salaries and benefits increased by $6.1 million. Salaries and benefits were 29.6% of service revenue in 2005 compared to 32.3% of service revenue in 2004. Salaries and benefits expense increased $3.8 million due to the acquisitions, and the percentage decrease is primarily due to operational efficiencies based on the increased transaction volume and related increase in revenue.

Facilities and telecommunications increased by $.4 million. Facilities and telecommunications were 4.2% of service revenue in 2005 compared to 5.0% of service revenue in 2004. The percentage decrease is primarily due to a decrease in rent expense and the increase in revenues. The decrease in rent expense is due to the 2004 closure of one office and the downsizing and relocation of another office.

Other operating expenses increased by $1.5 million and were 0.8% of service revenue in 2005 compared to (0.2)% in 2004. The increase is primarily due to the acquisitions which increased other operating expenses by $2.2 million, offset by non-recurring professional fees incurred during 2004.

Depreciation and amortization decreased by $.2 million. Depreciation and amortization was 4.0% of service revenue in 2005 compared to 5.1% in 2004. The decrease is primarily due to assets becoming fully depreciated, offset by an increase in amortization expense related to acquisitions.

The operating margin percentage increased from 28.1% to 28.6% primarily due to the operational efficiencies gained from the higher revenues within the existing businesses which were partially offset by the impact of the two acquisitions which have lower operating margins.

Income from operations was $48.2 million in 2005, compared to income from operations of $38.1 million in 2004. Operating income from existing businesses increased by $8.8 million.

2004 Compared to 2003

Total service revenue was $135.2 million in 2004, a decrease of $16.0 million compared to 2003 service revenue of $151.2 million. A decrease in transactions and a decrease in servicing income related to a joint venture between a division of First American and a nationwide mortgage lender accounted for the decrease in service revenue.

Cost of service revenue was $39.9 million in 2004, a decrease of $2.8 million compared to cost of service revenue of $42.7 million in 2003. A decrease in transactions accounted for the decrease in the cost of service revenue.

Salaries and benefits were flat when comparing 2004 and 2003. Salaries and benefits were 32.3% of service revenue in 2004 compared to 28.9% of service revenue in 2003. The percentage increase is primarily due to the impact of the decreased transaction volume and related decrease in revenue.

Facilities and telecommunications decreased by $1.1 million. Facilities and telecommunications were 5.0% of service revenue in 2004 compared to 5.2% of service revenue in 2003. The percentage decrease is primarily due to a reduction in telecommunication expense as a result of re-negotiated telecommunication contracts, due to a decrease in rent expense, and the impact of the decrease in revenues. The decrease in rent expense is due to the 2004 closure of one office and the downsizing and relocation of another office.

Other operating expenses decreased by $6.3 million. The change in 2004 is primarily due to a decrease in temporary and contract labor due to labor and operational efficiencies, and due to an increase in the amounts allocated to the Dealer Services Segment for shared services costs on a per unit basis related to processing an increased number of auto related transactions on the credit platform.

Depreciation and amortization decreased by $1.9 million. Depreciation and amortization was 5.1% of service revenue in 2004 compared to 5.8% in 2003. The decrease is primarily due to assets becoming fully depreciated.

Income from operations was $38.1 million in 2004, compared to $42.0 million in 2003.

Data Services Segment

2005 Compared to 2004

Total service revenue was $91.7 million in 2005, an increase of $16.8 million compared to 2004 service revenue of $74.9 million. The increase is primarily due to acquisitions in the fourth quarters of 2004 and 2005.

Acquired companies accounted for $16.3 million of the increase. Revenue increased by 0.7%, at businesses owned in 2004. The organic growth is related to an increase in products and services offered by our subprime credit division.

Cost of service revenue was $16.8 million in 2005, an increase of $.2 million compared to cost of service revenue of $16.6 million in 2004.

Salaries and benefits increased by $4.0 million. Salaries and benefits were 17.2% of service revenue in 2005 compared to 15.7% in 2004. The increase is primarily due to acquisitions and overall increase in employees.

Facilities and telecommunications were flat when comparing 2005 and 2004. Facilities and telecommunications were 2.7% of service revenue in 2005 compared to 3.0% of service revenue in 2004.

Other operating expenses decreased by $4.2 million and were 22.3% of service revenue in 2005 compared to 32.8% in 2004. The decrease in other operating expenses is primarily due to non-recurring 2004 expenses at the consumer credit division. The Company incurred, during the second quarter of 2004, $3.0 million to settle a lawsuit and $2.1 million to write-off of the carrying value of the related limited liability company’s stock. This decrease is offset by increased operating expenses due to acquisitions.

Depreciation and amortization increased by $1.5 million due to an increase in amortization of intangible assets as a result of the acquisitions.

Income from operations was $29.5 million in 2005 compared to $14.4 million in 2004. The increase is due to acquisitions in 2005 and late 2004 offset by non-recurring expenses recognized in 2004.

2004 Compared to 2003

Total service revenue was $74.9 million in 2004, an increase of $18.4 million compared to 2003 service revenue of $56.5 million. The increase is primarily related to the acquisitions in late 2003 and throughout 2004. In this segment there were two companies acquired in the second half of 2003 and four companies in 2004. In addition, there was a $6.3 million and a $3.0 million increase in service revenue in the consumer credit division and the sub-prime credit division, respectively. The increase in consumer service revenue is due to a substantial increase in the services performed related to servicing membership based consumer products. The increase in sub-prime service revenue is related to expanded market share and an increase in products and services.

Salaries and benefits increased $.8 million when comparing 2004 and 2003. Salaries and benefits were 15.7% of service revenue in 2004 compared to 19.4% of service revenue in 2003. The percentage decrease is primarily due to efficiencies obtained offset by increases due to the acquisitions.

Facilities and telecommunications increased by $.5 million. Facilities and telecommunications were 3.0% of service revenue in 2004 compared to 3.2% of service revenue in 2003.

Other operating expenses increased by $3.1 million. The increase is primarily due to non-recurring 2004 expenses at our consumer credit division. The Company incurred, during the second quarter of 2004, $3.0 million to settle a lawsuit and $2.1 million to write-off of the carrying value of the related limited liability company’s stock, offset by increases in operating cost related to increased revenues and acquisitions.

Depreciation and amortization increased by $1.8 million. Depreciation and amortization was 7.1% of service revenue in 2004 compared to 6.4% in 2003. Intangible assets increased in 2004 due to acquisitions made in the second half of 2003 and during 2004.

The operating margin percentage increased from 13.6% to 19.2% primarily due to operating efficiencies and also due to the acquisitions, which generate higher operating margin levels than the existing companies. The increase is offset by the $5.1 million of 2004 non-recurring expenses for the membership business.

Income from operations was $14.4 million in 2004, compared to $7.7 million in 2003.

Dealer Services

2005 Compared to 2004

Total service revenue was $98.4 million in 2005, an increase of $28.6 million compared to 2004 service revenue of $69.8 million. The acquisition of an automotive lead generation business during the second quarter of 2005 accounted for $18.4 million of the increase, and an increase in market share accounted for the additional growth in service revenue.

Cost of service revenue was $50.2 million in 2005, an increase of $17.7 million compared to cost of service revenue of $32.5 million in 2004. The acquisition of the automotive lead generation business during the second quarter of 2005 accounted for $11.0 million of the increase, and an increase in transactions and the addition of a surcharge by the three credit bureaus related to free credit reports to consumers pursuant to the FACT Act were the primary reasons for the additional increase in the cost of service revenue and related decrease in the gross margin percentage.

Salaries and benefits increased by $3.1 million. Salaries and benefits were 14.8% of service revenue in 2005 compared to 16.5% in 2004. Salaries and benefits expense increased $4.0 million due to the acquisitions, and the percentage decrease is primarily due to operational efficiencies based on the increase in revenue and a reduction in employees at the credit automation software subsidiary.

Facilities and telecommunications were flat when comparing 2005 and 2004. Facilities and telecommunications were 1.3% of service revenue in 2005 compared to 2.1% of service revenue in 2004. The percentage decrease is primarily due to expense reductions related to the relocation of certain facilities and based on the increase in revenues.

Other operating expenses increased by $1.7 million and were 16.6% of service revenue in 2005 compared to 20.8% in 2004. The increase in 2005 was due to the acquisition, and the percentage decrease is due to operational efficiencies realized on the increase in revenues.

Depreciation and amortization increased by $.8 million due to an increase in amortization of intangible assets as a result of the acquisition.

The operating margin percentage increased from 11.7% to 13.8% primarily due to operational efficiencies achieved in 2005 based on the growth in transactions and related increase in revenue.

Income from operations was $13.6 million for the year ended December 2005 compared to $8.2 million in 2004. Operating income from existing businesses increased by $5.2 million.

2004 Compared to 2003

Total service revenue was $69.8 million in 2004, an increase of $2.9 million compared to 2003 service revenue of $66.9 million. An increase in automotive related credit reports delivered accounted for the growth in service revenue. This was partially offset by the disposition of CMSI’s Credit Online subsidiary during March 2003 which decreased service revenue in 2004 by $2.4 million when compared to the year ended December 2003.

Cost of service revenue was $32.5 million in 2004, an increase of $3.3 million compared to cost of service revenue of $29.2 million in 2003. An increase in automotive related credit transactions and an increase in certain components of credit data charges imposed by the three credit bureaus were the primary reasons for the increase in the cost of service revenue. This was partially offset by a reduction in the cost of service revenue by $2.2 million as a result of the disposition of CMSI’s Credit Online subsidiary during March 2003.

Salaries and benefits decreased $.7 million when comparing 2004 and 2003. Salaries and benefits were 16.5% of service revenue in 2004 compared to 18.2% of service revenue in 2003. The percentage decrease is primarily due to operational efficiencies based on the increase in revenue and a reduction in employees at the credit automation software subsidiary.

Facilities and telecommunications decreased by $.8 million. Facilities and telecommunications were 2.1% of service revenue in 2004 compared to 3.4% of service revenue in 2003. The percentage decrease is primarily due to expense reductions related to the relocation of certain facilities and based on the increase in revenues.

Other operating expenses increased by $3.1 million and were 20.8% of service revenue in 2004 compared to 17.1% in 2003. The increase in 2004 was due primarily to an increase in the amounts allocated to the Dealer Services Segment from the Lender Services Segment for shared services on a per unit basis related to processing an increased number of auto related transactions on the credit platform.

Depreciation and amortization decreased by $.2 million. Depreciation and amortization was 2.3% of service revenue in 2004 compared to 2.7% in 2003. The decrease is due primarily to a decrease in the depreciation of leasehold improvements as a result of the relocation of certain facilities.

The operating margin percentage decreased from 14.9% to 11.7%, primarily due to an increase in shared services costs and a decrease in the gross profit margin due to higher credit charges.

Income from operations was $8.2 million for the year ended December 2004 compared to $10.0 million in 2003.

Employer Services

2005 Compared to 2004

Total service revenue was $143.8 million in 2005, an increase of $28.3 million compared to 2004 service revenue of $115.5 million. The increase is primarily due to acquisitions of the tax incentive and background screening companies in this segment. Acquisitions accounted for $24.2 million of the revenue growth on a year-to-date basis.

Salaries and benefits increased by $12.7 million. Salaries and benefits were 36.2% of service revenue in 2005 compared to 34.1% in 2004. The increase is primarily due to the increase of employees due to the acquisitions.

Facilities and telecommunications increased by $.5 million. Facilities and telecommunications were 4.4% of service revenue in 2005 compared to 5.0% of service revenue in 2004. The percentage decrease is primarily due to expense reductions related to the relocation of certain facilities and based on the increase in revenues.

Other operating expenses increased by $6.2 million and were 14.1% of service revenue in 2005 compared to 12.2% in 2004. The increase is due to increased travel, leased equipment expense, and the duplication of staff and temporary employee costs required during the transition to lower cost facilities.

Depreciation and amortization increased by $1.2 million due to an increase in amortization of intangible assets at the newly acquired entities. This is offset by some property plant and equipment and intangibles becoming fully depreciated or amortized.

The operating margin increased from 8.1% to 9.2% primarily due to the higher operating margins in the acquired businesses and negotiated discounts to reduce expense through consolidation and increased volumes.

Income from operations was $13.3 million in 2005 compared to $9.4 million in 2004.

2004 Compared to 2003

Total service revenue was $115.5 million in 2004, an increase of $49.3 million compared to 2003 service revenue of $66.2 million. The increase is primarily due to acquisitions. Seven businesses were acquired in 2003 and five were acquired in 2004. The tax incentive service division significantly contributed to the increase in revenue due to the acquisitions in this division.

Salaries and benefits increased $17.1 million, primarily due to acquisitions. Salaries and benefits were 34.1% of service revenue in 2004 compared to 33.6% of service revenue in 2003.

Facilities and telecommunications increased by $2.0 million. Facilities and telecommunications were 5.0% of service revenue in 2004 compared to 5.6% of service revenue in 2003.

Other operating expenses increased by $6.6 million and were 12.2% of service revenue in 2004 compared to 11.3% in 2003.

Depreciation and amortization decreased by $.8 million. Depreciation and amortization was 3.6% of service revenue in 2004 compared to 7.4% in 2003. An impairment charge of $1.7 million was recorded in 2003 for capitalized software in connection with the integration of operations in the Employer Services segment.

The operating margin increased from an operating loss of (3.7)% to 8.1% primarily due to the higher operating margins in the acquired businesses and negotiated discounts to reduce expense through consolidation and increased volumes.

Income from operations was $9.4 million in 2004, compared to a loss from operations of $2.5 million in 2003.

Multifamily Services

2005 Compared to 2004

Total service revenue was $63.3 million in 2005, an increase of $9.2 million compared to 2004 service revenue of $54.1 million. The segment’s organic growth was approximately 15%. This growth rate, excluding acquisitions, is due to expanded market share and an increase in products and services. In addition, two businesses were acquired in 2005 and three businesses were acquired in 2004.

Salaries and benefits increased by $2.5 million. Salaries and benefits were 35.7% of service revenue in 2005 compared to 37.0% in 2004. This expense increase reflects increased personnel from acquisitions. The percentage decrease is due to management’s continued efforts to increase efficiencies and increased service revenues.

Facilities and telecommunications increased by $.5 million. Facilities and telecommunications were 5.2% of service revenue in 2005 compared to 5.3% of service revenue in 2004.

Other operating expenses increased by $1.9 million and were 17.2% of service revenue in 2005 compared to 16.6% in 2004.

Depreciation and amortization increased by $.2 million due to an increase in amortization of intangible assets as a result of the acquisitions.

The operating margin increased from 22.7% to 25.5% primarily as a result of efficiencies realized from consolidating operations and leveraging vendor relationships.

Income from operations was $16.1 million in 2005 compared to $12.3 million in 2004.

2004 Compared to 2003

Total service revenue was $54.1 million in 2004, an increase of $12.0 million compared to 2003 service revenue of $42.1 million. Three businesses were acquired in 2004 and accounted for approximately $7.0 million of the increase.

Salaries and benefits increased $2.1 million when comparing 2004 and 2003. Salaries and benefits were 37.0% of service revenue in 2004 compared to 42.6% of service revenue in 2003. This expense increase reflects the increased personnel from acquisitions. The percentage decrease is due to management’s continued efforts to increase efficiencies.

Facilities and telecommunications increased by $.7 million, primarily due to acquisitions. Facilities and telecommunications were 5.3% of service revenue in 2004 compared to 5.1% of service revenue in 2003.

Other operating expenses increased by $1.8 million and were 16.6% of service revenue in 2004 compared to 17.0% in 2003. The expense increase is primarily related to acquisitions.

Depreciation and amortization increased by $.8 million. Depreciation and amortization was 7.3% of service revenue in 2004 compared to 7.4% in 2003. The expense increase is due to an increase in amortization of intangible assets as a result of the acquisitions.

The operating margin percentage of service revenue increased from 15.7% to 22.7% primarily as a result of efficiencies realized from consolidating operations and leveraging vendor relationships.

Income from operations was $12.3 million in 2004, compared $6.6 million in 2003.

Investigative and Litigation Support Services

2005 Compared to 2004

Total service revenue was $34.6 million in 2005, an increase of $8.9 million compared to 2004 service revenue of $25.7 million. The increase is due to acquisitions in the segment.

Salaries and benefits increased by $4.8 million. Salaries and benefits were 35.5% of service revenue in 2005 compared to 29.1% in 2004. The increase is primarily due to the increase in employees related to acquisitions.

Facilities and telecommunications increased by $.3 million. Facilities and telecommunications were 3.5% of service revenue in 2005 compared to 3.4% of service revenue in 2004.

Other operating expenses increased by $1.9 million and were 11.9% of service revenue in 2005 compared to 8.8% in 2004. The increase is due to acquisitions in the segment.

Depreciation and amortization increased by $.7 million due to an increase in amortization of intangible assets as a result of the acquisitions.

The operating margin percentage of service revenue increased from 3.5% to 6.1% primarily as a result of acquired companies which have higher operating margins.

Income from operations was $2.1 million in 2005 compared to $.9 million in 2004.

2004 Compared to 2003

Total service revenue was $25.7 million in 2004, an increase of $17.6 million compared to 2003 service revenue of $8.1 million. In September 2003, the Company acquired an investigative service business to enter the Investigative and Litigation support market. Companies acquired in 2004 accounted for approximately $5.9 million of the revenue increase.

Salaries and benefits increased $5.8 million when comparing 2004 and 2003. Salaries and benefits were 29.1% of service revenue in 2004 compared to 21.5% of service revenue in 2003. The increase is primarily due to the increase in employees related to acquisitions.

Facilities and telecommunications increased by $.5 million, primarily due to acquisitions. Facilities and telecommunications were 3.4% of service revenue in 2004 compared to 4.0% of service revenue in 2003.

Other operating expenses increased by $1.7 million and were 8.8% of service revenue in 2004 compared to 6.6% in 2003.

Depreciation and amortization increased by $1.0 million. Depreciation and amortization was 4.6% of service revenue in 2004 compared to 2.6% in 2003. The increase is mainly due to the amortization of customer lists and non-compete agreements related to the acquisitions.

The operating margin percentage of service revenue decreased from 6.2% to 3.5%.

Income from operations was $.9 million in 2004, compared to $.5 million in 2003.

Corporate

2005 Compared to 2004

Corporate costs and expenses primarily represent compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. Additional costs were incurred for the increased level of professional fees for audit related services, Sarbanes Oxley compliance and increased staffing in the technology and legal departments to support corporate growth. The corporate expenses were $24.8 million in 2005 compared to expenses of $10.9 million in 2004. The current year increase was impacted by the following one-time expenses; (a) $3.2 million related to CIG acquisition costs; (b) $2.0 million related to relocation expenses; and (c) $.6 million related to launching the Company’s branding initiative.

2004 Compared to 2003

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. Additional costs were incurred for the increased level of professional fees for audit related services, Sarbanes Oxley compliance and increased staffing in the technology and legal departments to support corporate growth. The corporate expenses were $10.9 million in 2004 compared to expenses of $6.7 million in 2003.

Consolidated Results

2005 Compared to 2004

Consolidated service revenue for the year ended December 31, 2005 was $596.1 million, an increase of $124.0 million from 2004. Acquisitions accounted for $86.1 million of the increase. The consolidated organic revenue growth for existing businesses was $37.9 million, representing an 8.6% increase.

Salaries and benefits were 30.4% of service revenue in 2005 and 30.3% in 2004.

Facilities and telecommunications were $25.7 million in 2005 compared to $20.7 million in 2004. Facilities and telecommunications were 4.3% of service revenue in 2005 compared to 4.4% of service revenue in 2004.

Other operating expenses were 13.4% of service revenue in 2005 compared to 13.8% in 2004.

Depreciation and amortization increased by $4.4 million due to an increase in amortization of intangible assets as a result of fifteen acquisitions.

The consolidated operating margin was 16.4% for 2005 compared to 15.3% for 2004. The increase is due to the change in the mix of operating margins related to the acquired businesses, and efficiencies realized from consolidating operations and leveraging vendor relationships and internal databases, along with the offset of the 2004 non-recurring expense of $5.1 million related to the membership services and the 2005 non-recurring expenses of $5.8 million related to acquisition costs, relocations, consolidations and branding.

Income from operations was $98.0 million in 2005 compared to $72.2 million in 2004. The increase of $25.8 million is comprised of an increase in operating income of $10.1 million in the Lender Services segment, an increase in operating income of $15.1 million in the Data Services segment, an increase in operating income of $5.4 million in the Dealer Services segment, an increase in operating income of $3.9 million in the Employer Services segment, an increase in operating income of $3.9 million in the Multifamily segment, and an increase in operating income of $1.2 million in the Investigative and Litigation Support Services segment. An increase in Corporate expenses of $13.8 million offset the combined increase of $39.6 million in operating income at the business segments.

2004 Compared to 2003

Consolidated service revenue for the year ended December 31, 2004 was $472.1 million, an increase of $83.3 million from 2003. Acquisitions accounted for $76.4 million of the increase.

Salaries and benefits were 30.3% of service revenue in 2004 and 29.0% in 2003.

Other operating expenses were 13.8% of service revenue in 2004 compared to 14.6% in 2003.

Depreciation and amortization increased by $.7 million due to an increase in amortization of intangible assets as a result of acquisitions. An impairment charge of $1.7 million was recorded in 2003 for capitalized software in connection with the integration of operations in the Employer Services segment.

The consolidated operating margin was 15.3% for 2004 compared to 14.8% for 2003.

Income from operations was $72.2 million in 2004 compared to $57.6 million in 2003. The increase of $14.6 million is comprised of an increase in operating income of $6.7 million in the Data Services segment, an increase in operating income of $11.8 million in the Employer Services segment, an increase in operating income of $5.7 million in the Multifamily segment, an increase in operating income of $.4 million in the Investigative and Litigation Support Services segment, offset by a decrease in operating income of $3.9 million in the Lender Services segment, and a decrease in operating income of $1.8 million in the Dealer Services segment. An increase in Corporate expenses of $4.3 million offset the combined increase of $18.9 million in operating income at the business segments.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank syndication. Prior to the June 5, 2003 merger with US SEARCH, contributions from First American were also a primary source of liquidity. As of December 31, 2005, cash and cash equivalents were $28.4 million.

Cash provided by operating activities was $72.3 million; $59.0 million; and $37.9 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Cash provided from operating activities increased by $13.3 million from 2004 to 2005. The increase was derived from 2005 net income of $58.4 million compared to $42.3 million in 2004, an increase in depreciation and amortization of $4.4 million, a decrease in deferred taxes of $1.8 million, and a net cash outflow of $2.4 million due to changes in operating assets and liabilities compared to 2004, offset by a gain on investment of $9.5 million. The primary changes in operating assets and liabilities were due to increases in prepaid expenses, and accounts receivable and decreases in accounts payable and income taxes. These are offset by an increase in accrued compensation and other liabilities and a decrease in goodwill, intangibles, and other assets.

Cash provided from operating activities increased by $21.1 million from 2003 to 2004 while net income was $42.3 million in 2004 compared to $37.9 million in 2003. The increase in cash provided from operating activities was due to an increase in depreciation and amortization of $2.5 million, a decrease in deferred taxes of $5.6 million and a net cash inflow of $18.2 million due to changes in operating assets and liabilities compared to 2003, offset by a 2002 gain on investment of $13.0 million. The primary changes in operating assets and liabilities were mainly due to a decrease in goodwill, intangibles and other assets and an increase in accounts payable, offset by an increase in accounts receivable.

Cash used in investing activities was $154.1 million, $64.8 million, and $19.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, cash in the amount of $153.6 million was used for acquisitions compared to $58.4 million in 2004 and $10.9 million in 2003. Purchases of property and equipment were $19.1 million in 2005 compared to $8.2 million in 2004 and $2.9 million in 2003. Database development costs were $3.4 million in 2005 compared to $2.9 million in 2004 and $2.3 million in 2003.

Cash provided by financing activities was $100.2 million and $7.2 million for the years ended December 31, 2005, and 2004, respectively. Cash used in financing activities was $18.9 million in 2003. In 2005, proceeds from bank financing were $180.1 million. First American contributed $45.0 million to LeadClick LLC (70% owned by First Advantage and 30% owned by First American), a consolidated subsidiary of First Advantage, which acquired 75% of LeadClick Media, Inc. in 2005. Repayment of debt was $106.9 million in 2005, $36.2 million in 2004, and $4.7 million in 2003. In 2005 the CIG Business made a cash distribution to First American of $25.7 million prior to the 2005 acquisition and $32.3 million in 2004 and $35.7 million in 2003. Prior to the June 2003 merger with US SEARCH, cash contributions from First American were $5.3 million in 2003.

At December 31, 2005, the Company had available lines of credit of $89.5 million.

First Advantage also leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that First Advantage will pay insurance and applicable taxes.

On January 17, 2005, the Company entered into a thirteen-year facilities lease agreement with 100 Carillon, LLC for approximately 74,000 square feet of office space in St. Petersburg, Florida. This office space will serve as the Company’s new corporate headquarters. The Company’s Florida based employment background screening group and investigative services group also reside in this new office space. Aggregate minimum lease payments are $22.8 million over the term of the lease, which commenced on April 1, 2005. The monthly lease payment was prorated based on partial occupancy until August 1, 2005.

On September 29, 2005, the Company executed of a revolving credit agreement, with a bank syndication (the “Credit Agreement”). Borrowings available under the Credit Agreement total up to $225 million. The Credit

Agreement includes a $10 million sub-facility for the issuance of letters of credit and up to a $5 million swing loan facility. The credit facility maturity date is September 28, 2010. The proceeds from this Credit Agreement were used to payoff the previously noted Loan Agreement and Line of Credit.

The interest rate is based on one of two options consisting of 1) the higher of Federal Funds Rate plus  1/2% and Bank of America’s announced “Prime Rate” or 2) a “LIBOR based rate”. The “LIBOR based rate” is based on LIBOR plus a margin that can range from 1.125% to 1.75% (based on progressive levels of leverage). First Advantage management must elect the LIBOR based option up to three days prior to its utilization.

The agreement contains usual and customary negative covenants for transactions of this type including but not limited to those regarding liens, investments, creation of indebtedness and fundamental changes, as well as financial covenants of consolidated leverage ratio and minimum consolidated fixed charge coverage ratio.

The agreement contains usual and customary provisions regarding acceleration. In the event of a default by the Company under the credit facility, the lenders will have no further obligation to make loans or issue letters of credit and in some cases may, at the option of a majority of the lenders, declare all amounts owed by the Company immediately due and payable and require the Company to provide collateral, and in some cases any amounts owed by the Company under the credit facility will automatically become immediately due and payable. There was $135.5 million outstanding at December 31, 2005.

On April 27, 2004, the Company entered into a Promissory Note with First American. The loan evidenced by the Promissory Note is a $20 million uncollateralized revolving loan, with interest payable monthly. The Promissory Note was subordinated to the bank Loan Agreement and Line of Credit and bears interest at the rate payable under the $20 million bank Loan Agreement plus 0.5% per annum. On September 14, 2005, in connection with the consummation of the acquisition of the CIG Business and related businesses from First American, First Advantage repaid in full the principal amount of $20 million, by issuing 975,610 shares of First Advantage’s Class B common stock.

In July 2003, First Advantage entered into a Promissory Note with The First American Corporation. The loan evidenced by the Promissory Note is a $10 million uncollateralized revolving loan with interest payable monthly. The principal balance of the Promissory Note is payable on July 31, 2006. The Promissory Note is subordinated to the $45 million bank debt and bears interest at the rate payable under the $45 million bank debt plus 0.5% per annum. There was $10 million outstanding at December 31, 2005.

At December 31, 2005, the Company was in compliance with the financial covenants of its loan agreement.

First Advantage filed an amended Registration Statement with the Securities and Exchange Commission for the issuance of up to 5,000,000 shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on January 9, 2006. As of February 28, 2006, 356,305 shares were issued.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 2,000,000 shares of our Class A common stock, par value $.001 per share, from time to time for general corporate purposes. The Registration Statement was declared effective on January 3, 2005. No shares have been issued as of December 31, 2005.

In 2005, 2004 and 2003, First Advantage sought to acquire other businesses as part of its growth strategy. The Company will continue to evaluate acquisitions in order to achieve economies of scale, expand market share and enter new markets. The extent of future acquisitions, however, is dependent upon the availability of capital and liquidity to fund such acquisitions.

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

The following is a schedule of long-term contractual commitments as of December 31, 2005 over the periods in which they are expected to be paid.

	2006	2007	2008	2009	2010	Thereafter	Total
Advertising commitments	$525,000	$—	$—	$—	$—	$—	$525,000
Minimum contract purchase commitments	2,461,000	2,483,000	1,576,000	195,000	195,000	—	6,910,000
Operating leases	17,985,000	14,842,000	11,584,000	9,594,000	7,446,000	23,396,000	84,847,000
Debt and capital leases	38,444,000	18,406,000	14,961,000	6,400,000	142,360,000	—	220,571,000
Interest payments related to debt (1)	11,402,000	9,832,000	9,049,000	8,354,000	5,986,000	—	44,623,000

Total	$70,817,000	$45,563,000	$37,170,000	$24,543,000	$155,987,000	$23,396,000	$357,476,000

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” The Company had no holdings of derivative financial instruments at December 31, 2005 and our total liabilities as of December 31, 2005 consist primarily of notes payable, accounts payable and accrued liabilities. Although the Company has operations in certain foreign countries, these operations, in the aggregate, are not material to the Company’s financial condition or results of operations.

The Company’s fixed rate debt consists primarily of uncollateralized term notes. In addition, the Company has $177.9 million of variable rate debt outstanding. A 1% increase in interest rates, due to increased rates nationwide, would result in $1,779,000 additional annual interest payments which could be significant to the Company. The table below provides information about certain liabilities that are sensitive to changes in interest rates and presents cash flows and the related weighted average interest rates by expected maturity dates.

	2006	2007	2008	2009	2010	Total	Fair Market Value
Debt
Fixed Rate	$22,257,000	$12,128,000	$8,330,000	$—	$—	$42,715,000	$41,422,000
Average Interest Rate	4.65%	4.98%	5.09%	0.00%	0.00%	4.83%
Variable Rate	$16,187,000	$6,278,000	$6,631,000	$6,400,000	$142,360,000	$177,856,000	$177,856,000
Average Interest Rate	6.49%	7.25%	7.25%	7.25%	5.66%	5.90%

Total	$38,444,000	$18,406,000	$14,961,000	$6,400,000	$142,360,000	$220,571,000	$219,278,000

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of First Advantage Corporation:

We have completed an integrated audit of First Advantage Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of First Advantage Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements under the heading “Basis of Presentation,” the Company has accounted for the acquisition of the Credit Information Group as a transfer of assets under common control.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

Tampa, Florida

March 16, 2006

First Advantage Corporation

Consolidated Balance Sheets

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$28,380,000	$9,996,000
Accounts receivable (less allowance for doubtful accounts of $4,918,000 and $3,444,000 in 2005 and 2004, respectively)	107,410,000	67,981,000
Notes receivable	—	4,000,000
Income taxes receivable	395,000	—
Due from affiliates	2,756,000	553,000
Prepaid expenses and other current assets	6,240,000	3,217,000

Total current assets	145,181,000	85,747,000
Property and equipment, net	56,684,000	44,966,000
Goodwill	605,884,000	380,596,000
Intangible assets, net	111,274,000	43,596,000
Database development costs, net	10,127,000	9,688,000
Investment in equity investee	45,710,000	34,854,000
Other assets	3,185,000	3,657,000

Total assets	$978,045,000	$603,104,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,660,000	$14,726,000
Accrued compensation	27,448,000	19,918,000
Accrued liabilities	42,441,000	22,415,000
Deferred income	6,809,000	4,558,000
Income taxes payable	—	3,179,000
Current portion of long-term debt and capital leases	38,444,000	24,326,000

Total current liabilities	131,802,000	89,122,000
Long-term debt and capital leases, net of current portion	182,127,000	86,480,000
Deferred income tax liability	27,213,000	8,454,000
Other liabilities	6,343,000	861,000
Minority interest	47,712,000	—

Total liabilities	395,197,000	184,917,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 125,000,000 and 75,000,000 shares authorized; 9,688,610 and 7,226,801 shares issued and outstanding as of December 31, 2005 and December 31, 2004, respectively	10,000	7,000
Class B common stock, $.001 par value; 75,000,000 shares authorized; 46,076,066 and 42,856,553 shares issued and outstanding as of December 31, 2005 and December 31, 2004, respectively	46,000	43,000
Additional paid-in capital	430,026,000	298,243,000
Retained earnings	152,405,000	119,636,000
Accumulated other comprehensive income	361,000	258,000

Total stockholders’ equity	582,848,000	418,187,000

Total liabilities and stockholders’ equity	$978,045,000	$603,104,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Service revenue	$596,105,000	$472,142,000	$388,776,000
Reimbursed government fee revenue	47,644,000	44,599,000	31,585,000

Total revenue	643,749,000	516,741,000	420,361,000

Cost of service revenue	183,976,000	147,724,000	120,890,000
Government fees paid	47,644,000	44,599,000	31,585,000

Total cost of service	231,620,000	192,323,000	152,475,000

Gross margin	412,129,000	324,418,000	267,886,000

Salaries and benefits	180,927,000	142,980,000	112,700,000
Facilities and telecommunications	25,743,000	20,680,000	18,388,000
Other operating expenses	79,851,000	65,348,000	56,719,000
Depreciation and amortization	27,605,000	23,184,000	20,719,000
Impairment loss	—	—	1,739,000

Total operating expenses	314,126,000	252,192,000	210,265,000

Income from operations	98,003,000	72,226,000	57,621,000

Interest (expense) income:
Interest expense	(6,618,000)	(2,724,000)	(540,000)
Interest income	150,000	769,000	857,000

Total interest (expense) income, net	(6,468,000)	(1,955,000)	317,000
Equity in earnings (loss) of investee	1,385,000	1,782,000	(326,000)
Gain on sale of investment	9,471,000	—	13,028,000

Income before income taxes and minority interest	102,391,000	72,053,000	70,640,000
Provision for income taxes	43,522,000	29,720,000	32,755,000

Income before minority interest	58,869,000	42,333,000	37,885,000
Minority interest	443,000	—	—

Net income	58,426,000	42,333,000	37,885,000

Other comprehensive income, net of tax:
Foreign currency translation adjustments	103,000	258,000	—

Comprehensive income	$58,529,000	$42,591,000	$37,885,000

Per share amounts:
Basic	$1.10	$0.85	$0.79

Diluted	$1.09	$0.85	$0.79

Weighted-average common shares outstanding:
Basic	52,883,760	49,711,384	48,065,731
Diluted	53,593,155	50,035,519	48,202,464

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2005, 2004 and 2003

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at January 1, 2003, as previously reported	1	$—	$141,492,000	$—	$3,880,000	$145,372,000
CIG acquisition	26,829,267	27,000	26,248,000		103,541,000	129,816,000

Balance at January 1, 2003, combined	26,829,268	27,000	167,740,000	—	107,421,000	275,188,000
Distribution to First American from CIG prior to merger	—	$—	$—	$—	$(35,690,000)	(35,690,000)
Net income for 2003	—	—	—	—	37,885,000	37,885,000
Contribution from First American—Operations	—	—	10,696,000	—	—	10,696,000
Contribution from First American—Cash	—	—	5,269,000	—	—	5,269,000
Class A Shares issued in connection with US SEARCH.com acquisition	3,974,761	4,000	60,147,000	—	—	60,151,000
Class B Shares issued to First American in connection with US SEARCH.com acquisition	16,027,285	16,000	—	—	—	16,000
Class A Shares issued in connection with acquisitions	864,082	1,000	15,149,000	—	—	15,150,000
Class A Shares issued in connection with option, benefit and savings plans	27,519	—	348,000	—	—	348,000

Balance at December 31, 2003	47,722,915	$48,000	$259,349,000	$—	$109,616,000	$369,013,000
Distribution to First American from CIG prior to merger	—	—	—	—	(32,313,000)	(32,313,000)
Net income for 2004	—	—	—	—	42,333,000	42,333,000
Class A Shares issued in connection with acquisitions	1,361,622	1,000	23,179,000	—	—	23,180,000
Class A Shares issued in connection with warrants and option, benefit and savings plans	243,767	—	3,704,000	—	—	3,704,000
Class A Shares issued in connection with convertible debt	755,050	1,000	12,011,000	—	—	12,012,000
Foreign currency translation	—	—	—	258,000	—	258,000

Balance at December 31, 2004	50,083,354	$50,000	$298,243,000	$258,000	$119,636,000	$418,187,000

Distribution to First American from CIG prior to merger	—	—	—	—	(25,657,000)	(25,657,000)
Contribution from First American for CIG liabilities prior to merger	—	—	4,608,000	—	—	4,608,000
Net income for 2005	—	—	—	—	58,426,000	58,426,000
Class A Shares issued in connection with acquisitions	2,015,206	2,000	51,231,000	—	—	51,233,000
Class A Shares issued in connection with warrants and option, benefit and savings plans	446,603	1,000	8,504,000	—	—	8,505,000
Class B Shares issued in connection with acquisitions	2,243,903	2,000	46,553,000	—	—	46,555,000
Class B Shares issued in connection with conversion of debt	975,610	1,000	19,999,000	—	—	20,000,000
Tax benefit related to stock options	—	—	888,000	—	—	888,000
Foreign currency translation	—	—	—	103,000	—	103,000

Balance at December 31, 2005	55,764,676	$56,000	$430,026,000	$361,000	$152,405,000	$582,848,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$58,426,000	$42,333,000	$37,885,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,605,000	23,184,000	20,719,000
Deferred income tax	(1,837,000)	(5,646,000)	7,557,000
Equity in earnings (loss) of investee	(1,385,000)	(1,782,000)	326,000
Gain on investment	(9,471,000)	—	(13,028,000)
Minority interests in net income	443,000	—	—
Impairment loss	—	—	1,739,000
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,346,000)	(9,562,000)	(3,779,000)
Prepaid expenses and other current assets	(2,589,000)	1,391,000	(15,000)
Goodwill, intangibles and other assets	18,165,000	12,148,000	(3,918,000)
Accounts payable	(6,162,000)	4,004,000	(7,607,000)
Accrued liabilities	(530,000)	(2,973,000)	(6,395,000)
Deferred income	(1,307,000)	769,000	1,884,000
Due to affiliates	3,378,000	(2,683,000)	69,000
Net change in income tax accounts	(4,624,000)	2,230,000	(2,112,000)
Accrued compensation and other liabilities	4,540,000	(4,442,000)	4,569,000

Net cash provided by operating activities	72,306,000	58,971,000	37,894,000

Cash flows from investing activities:
Database development costs	(3,434,000)	(2,906,000)	(2,276,000)
Purchases of property and equipment	(19,102,000)	(8,187,000)	(2,924,000)
Notes receivable	4,000,000	1,000,000	(5,000,000)
Cash paid for acquisitions	(153,605,000)	(58,455,000)	(10,930,000)
Cash balance of companies acquired	18,060,000	3,721,000	1,967,000

Net cash used in investing activities	(154,081,000)	(64,827,000)	(19,163,000)

Cash flows from financing activities:
Proceeds from long-term debt	180,081,000	72,000,000	15,824,000
Repayment of long-term debt	(106,870,000)	(36,224,000)	(4,648,000)
Cash contributions from First American to LeadClick, LLC (Note 3)	45,000,000	—	—
Cash contributions from First American	—	—	5,269,000
Proceeds from Class A Shares issued in connection with stock option plan and employee stock purchase plan	7,603,000	3,704,000	348,000
Distribution to First American from CIG prior to the merger	(25,657,000)	(32,313,000)	(35,690,000)

Net cash provided by (used in) financing activities	100,157,000	7,167,000	(18,897,000)

Effect of exchange rates on cash	2,000	62,000	—

Increase (decrease) in cash and cash equivalents	18,384,000	1,373,000	(166,000)
Cash and cash equivalents at beginning of period	9,996,000	8,623,000	8,789,000

Cash and cash equivalents at end of period	$28,380,000	$9,996,000	$8,623,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,769,000	$2,117,000	$214,000

Cash paid for income taxes	$8,803,000	$224,000	$63,000

Cash received for tax refund	$—	$2,146,000	$—

Non-cash investing and financing activities:
Operations contributed by First American	$—	$—	$10,696,000

Common stock issued in connection with US SEARCH.com acquisition	$—	$—	$60,167,000

Class A Shares issued in connection with acquisitions	$51,233,000	$23,180,000	$15,150,000

Class A Shares issued in connection with convertible debt	$—	$12,012,000	$—

Notes issued in connection with acquisitions	$56,191,000	$58,970,000	$11,250,000

Class A Shares issued for benefit plans	$902,000	$—	$—

Class B Shares issued in connection with acquisitions	$46,555,000	$—	$—

Class B Shares issued for converted debt	$20,000,000	$—	$—

Gain on sale of investment	$9,471,000	$—	$13,028,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2005, 2004 and 2003

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

In September 2005, the Company completed the acquisition to buy First American’s Credit Information Group (“CIG”) Business. First Advantage paid for the CIG Business and related businesses with 29,073,170 shares of its Class B common stock. First American owns approximately 77% of the shares of capital stock of the Company as of December 31, 2005. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

The Company is a global risk mitigation and business solutions provider. The Company operates in six primary business segments; Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

The Lender Services segment provides consumer credit reporting solutions for mortgage and home equity needs.

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, fleet management, supply chain theft and damage mitigation consulting, consumer location, criminal records reselling, subprime credit reporting, consumer credit reporting and lead generation services.

The Dealer Services segment serves the automotive dealer marketplace by delivering consolidated consumer credit reports, credit automation software and automotive lead generation services.

The Employer Services segment includes employment background screening, hiring management solutions, occupational health services, and tax incentive services.

The Multifamily Services segment includes resident screening services, property management software and renters insurance services.

The Investigative and Litigation Support Services segment provides corporate and litigation investigative services.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s operating results for the years ended December 31, 2005, 2004 and 2003 include results for acquired entities (excluding the CIG Business) from their respective dates of acquisition. The acquisition of the CIG Business by First Advantage is a transaction between businesses under the common control of First American. In an acquisition of businesses under common control, the acquiring company records acquired assets and liabilities at historical costs. The historical consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows of First Advantage for the years ended December 31, 2005, 2004

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

and 2003 include the operations of the CIG business at historical cost assuming the acquisition was completed on January 1, 2003. The balance sheet at December 31, 2004 reflects the acquisition of the CIG Business assuming it was completed on December 31, 2004.

Certain amounts for the year ended December 31, 2004, and 2003 have been reclassified to conform to the 2005 presentation.

The results of operations for the year ended December 31, 2005, include $3.2 million of nondeductible merger costs that First Advantage incurred in connection with its acquisition of the CIG Business from First American; $2.0 million of costs incurred in connection with the relocation of the company’s corporate headquarters and other office consolidations; and $0.6 million of costs related to the launch of the corporate branding initiative that was announced in June 2005. These costs are included in the Company’s Corporate segment.

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2005 include the accounts of the Company and all majority owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the statements. Actual results could differ from the estimates and assumptions used.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments at December 31, 2005 and 2004, which includes cash and cash equivalents and accounts receivable, approximates fair value because of the short maturity of those instruments. The Company considers the variable rate debt to be representative of current market rates and, accordingly, estimates that the recorded amounts approximate fair market value. Fair value estimates of the fixed rate debt were determined using discounted cash flow methods with a discount rate of 7.25% and 5.25%, which is the rate that similar instruments could be negotiated at December 31, 2005 and 2004, respectively.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are summarized as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$28,380,000	$28,380,000	$9,996,000	$9,996,000
Accounts receivable	107,410,000	107,410,000	67,981,000	67,981,000
Notes receivable	—	—	4,000,000	4,000,000
Long-term debt and capital leases	(220,571,000)	(219,464,000)	(110,806,000)	(106,625,000)

Cash Equivalents

The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Accounts Receivable

Accounts receivable are due from companies in a broad range of industries located throughout the United States and abroad. Credit is extended based on an evaluation of the customer’s financial condition, and generally, collateral is not required.

The allowance for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance for doubtful accounts against amounts due, to reduce the net recognized receivable to the amount it reasonably believes will be collected. Management believes that the allowance at December 31, 2005 and 2004 is reasonably stated.

Property and Equipment

Property and equipment are recorded at cost. Property and equipment includes computer software acquired and developed for internal use. Software development costs are capitalized from the time technological feasibility is established until the software is ready for use.

The Company follows Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires the Company to capitalize interest costs incurred and certain payroll-related costs of employees directly associated with developing software in addition to incremental payments to third parties. The Company capitalized interest of approximately $371,000 and $187,000 in the years ended December 31, 2005 and 2004, respectively.

Depreciation on leasehold improvements is computed on the straight-line method over the shorter of the life of the asset, or the lease term, ranging from 3 to 13 years. Depreciation on data processing equipment and furniture and equipment is computed using the straight-line method over their estimated useful lives ranging from 3 to 10 years. Capitalized software costs are amortized using the straight-line method over estimated useful lives of 3 to 7 years.

Database Development Costs

Database development costs represent the cost to develop the proprietary databases of information for customer usage. The costs are capitalized from the time technological feasibility is established until the information is ready for use. These costs are amortized using the straight-line method over estimated useful life of 7 to 10 years.

Goodwill and Other Intangible Assets

Other intangibles, which include customer lists and covenants not to compete, are amortized over their estimated useful lives, ranging from 2 to 20 years. The Company regularly evaluates the amortization period assigned to each intangible asset to ensure that there have not been any events or circumstances that warrant revised estimates of useful lives. The Company has selected September 30 as the annual valuation date to test goodwill for impairment. The valuation was performed by the company in 2005 and by a third party in 2004.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

The Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” impairment testing process includes two phases. The first phase (Test 1) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis, market approach valuations and third-party valuation advisors. If the fair value of the reporting unit exceeds its book value, the goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second test (Test 2) must be completed to determine if the fair value of the goodwill exceeds the book value of the goodwill. The fair value of the goodwill is determined by discounted cash flow analysis and appraised values.

Purchase Accounting

The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangible assets, in particular is very subjective. The Company generally uses internal cash flow models and in certain instances third party valuations in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense. Amounts allocated to certain assets and liabilities as of December 31, 2005 are based on preliminary estimates of fair value and may be revised in 2006. The Company does not anticipate that revisions to the amounts allocated to the acquired assets and liabilities, if any, will be significant to the Company’s financial statements.

Income Taxes

Taxes are based on income for financial reporting purposes and include deferred taxes applicable to temporary differences between the financial statement carrying amount and the tax basis of certain of the Company’s assets and liabilities. The tax provision has been calculated on a separate return basis. The Company’s income tax returns are filed either on a separate company basis or as part of the consolidated income tax returns of First American, depending on when an operating subsidiary was acquired and the rules of the jurisdiction. The Company has a tax sharing arrangement with First American whereby the Company will fund any tax liabilities due related to its operations and First American will repay any refunds received related to the Company’s operations. Such items are accrued in the year to which they relate.

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

Revenue Recognition

Revenue from the sale of reports and leads is recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery. Revenue from investigative services is recognized as services are

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

performed. In accordance with generally accepted accounting principles, the Company includes reimbursed government fees in revenue and in cost of service.

Revenue via the eAdvertising network of LeadClick Media is recognized when transactions are completed as evidenced by qualifying actions by end users of the publishers and /or advertiser on the proprietary eAdvertising network. Revenue as a result of list management services is recognized when transactions are completed as evidenced by qualifying actions of end users. In most instances, the qualifying action that completes the earnings process is the submission of an on-line form that generates a sales lead via the internet.

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

Stock Based Compensation

The Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” as of January 1, 2003 with respect to the disclosure requirements. The Company has elected to continue accounting for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The fair value for each option grant is estimated using the Black-Scholes pricing model assuming a dividend yield of 0%; expected volatility of 25%; a weighted-average risk free interest rate of 4.52% and an expected life of six years. If the Company had elected or was required to apply the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table.

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Net income, as reported	$58,426,000	$42,333,000	$37,885,000
Less: stock based compensation expense, net of tax	6,440,000	4,262,000	1,904,000

Pro forma net income	$51,986,000	$38,071,000	$35,981,000

Earnings per share:
Basic, as reported	$1.10	$0.85	$0.79
Basic, pro forma	$0.98	$0.77	$0.75
Diluted, as reported	$1.09	$0.85	$0.79
Diluted, pro forma	$0.97	$0.76	$0.75

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of FASB Statement 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. In April 2005, the Securities and Exchange Commission approved a new rule that amended the effective date of SFAS 123R, whereby the Company will be required to adopt this standard no later than January 1, 2006. Based on options outstanding at February 28, 2006, the Company estimates the effects of the FAS 123R will reduce diluted earnings per share by $0.13 to $0.15 in 2006 depending on the timing of issuance of the underlying securities and the deductibility of the stock-based compensation expense for financial reporting purposes.

3. Acquisitions

During 2005, the Company acquired fifteen businesses. Each of the Company’s segments included an acquired company. The preliminary allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with SFAS No. 141, “Business Combinations.”

The aggregate purchase price of these acquisitions is as follows:

Cash	$153,605,000
Notes payable	56,191,000
Stock (2,002,428 Class A shares issued)	51,000,000
Stock (2,243,903 Class B shares issued)	46,555,000
Accrued payments	8,152,000

Purchase price	$315,503,000

The cash paid includes $45.0 million contributed by First American to LeadClick Holding Company, LLC (70% owned by First Advantage and 30% owned by First American), a consolidated subsidiary of First Advantage, which acquired 75% of LeadClick Media, Inc. in 2005. In connection with the acquisition of LeadClick Media Inc. (“LeadClick”), the Company and First American are obligated to purchase the remaining 25% interest in LeadClick ratably over the next three years unless the period is extended by mutual agreement of the parties. The purchase price for the remaining 25% interest is based upon a multiple of LeadClick’s earnings before interest, taxes, depreciation and amortization.

The allocation of the aggregate purchase price of the acquisitions in 2005 is as follows:

Goodwill	$241,697,000
Identifiable intangible assets	75,757,000
Net assets acquired	(1,951,000)

$315,503,000

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

The changes in the carrying amount of goodwill, by operating segment, for the year ended December 31, 2005 are as follows:

	Balance at December 31, 2004	Acquisitions	Adjustments to net assets acquired	Recognition of pre-acquisition tax loss carryforwards	Balance at December 31, 2005
Lender Services	$27,710,000	$19,372,000	$—	$—	$47,082,000
Data Services	116,013,000	120,114,000	778,000	(17,639,000)	219,266,000
Dealer Services	34,727,000	22,166,000	—	—	56,893,000
Employer Services	123,834,000	51,735,000	354,000	4,191,000	180,114,000
Multifamily Services	44,740,000	6,351,000	2,507,000	(7,063,000)	46,535,000
Investigative and Litigation Support Services	33,572,000	21,959,000	75,000	388,000	55,994,000

Consolidated	$380,596,000	$241,697,000	$3,714,000	$(20,123,000)	$605,884,000

In June 2003, the Company acquired US SEARCH.com for a total purchase price of approximately $60.2 million. The purchase price was based upon an estimate of the fair value of the net assets of the FAST division contributed by First American to the Company in the mergers and estimated direct costs of the mergers. The allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with SFAS No. 141, “Business Combinations”. In connection with the acquisition of US SEARCH.com, approximately $2.4 million of severance costs were accrued and included in net assets acquired in the allocation of the purchase price. In 2003, approximately $1.2 million of these severance costs were paid and charged to the accrual. The balance of the severance costs were paid in 2004. A full determination of the purchase price allocation was made concurrent with the effective acquisition date based on internal cash flow models and third party valuation analysis of tangible and intangible assets.

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

For the Years Ended December 31, 2005, 2004 and 2003

purchase price is appropriately recorded as goodwill. The useful lives for all assets recorded in purchase accounting are based on market conditions, contractual terms and other appropriate factors.

Unaudited pro forma results of operations assuming all of the acquisitions were consummated on January 1, 2004 are as follows:

	2005	2004
Total revenue	$740,182,000	$661,809,000

Net income	$63,847,000	$43,255,000

Earnings per share:
Basic	$1.17	$0.80

Diluted	$1.15	$0.80

Weighted-average common shares outstanding:
Basic	54,632,524	54,230,980
Diluted	55,341,918	54,387,442

4. Notes Receivable

Notes receivable consist of uncollateralized loan participation interests issued by financial institutions with respect to certain single payment, short term loans made by these financial institutions to their customers. The interest rate of the notes was 19.4% at December 31, 2004. The notes and related accrued interest at December 31, 2004 were paid in full during January 2005.

5. Goodwill and Intangible Assets

The Company’s reporting units for purposes of allocating goodwill and testing for impairment are the following: (i) lender services; (ii) data services (consumer location, subprime lending, transportation, consumer credit, fleet management) ; (iii) dealer services; (iv) employer services; (v) multifamily services; and (vi) investigative and litigation services.

In accordance with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed the transitional goodwill impairment test for all reporting units and determined that each reporting unit had a fair value in excess of carrying value, therefore, no goodwill impairment was recorded. The annual test for impairment was again performed in 2005, by management (using the September 30 valuation date) and each reporting unit had a fair value in excess of carrying value and no goodwill impairment was recorded.

Goodwill and other intangible assets for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Goodwill	$605,884,000	$380,596,000

Intangible assets:
Customer lists	$90,437,000	$46,234,000
Noncompete agreements	13,530,000	3,356,000
Trade names	21,596,000	784,000
Other	129,000	129,000

	125,692,000	50,503,000
Less accumulated amortization	(14,418,000)	(6,907,000)

Intangible assets, net	$111,274,000	$43,596,000

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Amortization expense of other intangible assets was approximately $8,104,000, $3,942,000 and $1,804,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense relating to intangible asset balances as of December 31, 2005 is expected to be as follows over the next five years:

Year ending December 31,
2006	$15,762,000
2007	15,239,000
2008	14,043,000
2009	13,165,000
2010	12,909,000
Thereafter	40,156,000

$111,274,000

The change in the carrying amount of intangible assets is as follows for the year ended December 31, 2005:

Intangible Assets
Balance, at December 31, 2004	$43,596,000
Acquisitions	75,757,000
Adjustments	25,000
Amortization	(8,104,000)

Balance, at December 31, 2005	$111,274,000

6. Property and Equipment

As of December 31, 2005 and 2004, property and equipment is as follows:

	2005	2004
Furniture and equipment	$16,131,000	$12,588,000
Data processing equipment	22,174,000	19,213,000
Capitalized software	92,479,000	78,760,000
Leasehold improvements	7,944,000	4,330,000

	138,728,000	114,891,000
Less accumulated depreciation	(82,044,000)	(69,925,000)

Property and equipment, net	$56,684,000	$44,966,000

Depreciation and amortization expense was approximately $16,506,000, $16,745,000 and $16,804,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

An impairment charge of approximately $1.7 million was recorded in 2003 for capitalized software that was in the process of being replaced by a new operating system for the Employer Services segment. The carrying value of the software was reduced to $524,000, its estimated fair value. There is no active market for this proprietary software. The fair value was determined by management and is based upon estimated replacement cost and the remaining useful life of the software.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

The capitalized cost of equipment under capital leases, which is included in data processing equipment in the accompanying consolidated balance sheets, was as follows at December 31:

	2005	2004
Property and equipment	$931,000	$619,000
Less accumulated depreciation	(915,000)	(578,000)

	$16,000	$41,000

7. Database Development Costs

Database development costs for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Eviction data	$13,862,000	$11,892,000
Criminal data	3,035,000	2,094,000
Sub-prime credit data	5,962,000	5,512,000
Less accumulated amortization	(12,732,000)	(9,810,000)

Database development costs	$10,127,000	$9,688,000

Amortization expense relating to database development costs was approximately $2,995,000, $2,497,000 and $2,111,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

8. Investment in Equity Investee

During March 2003, the Company exchanged its equity interest in a subsidiary of First American Credit Management Solutions, Inc. (“CMSI”), a division of the CIG Business, for a 21% equity interest in DealerTrack, a leading provider of transformational business processes for the auto finance industry. The transaction was accounted for at fair value determined by a third party and resulted in a gain of $13,028,000. The investment in DealerTrack is accounted for on the equity method. An investor using the equity method initially records an investment at cost. Subsequently, the carrying amount of the investment is increased to reflect the investor’s share of income of the investee and is reduced to reflect the investor’s share of losses of the investee or dividends received from the investee. The cost of the investment exceeded the Company’s ownership interest in the equity of DealerTrack by approximately $28.6 million at the date of acquisition and the excess purchase price was accounted for as goodwill. The Company has reviewed the carrying value of its Investment in Equity Investee and has determined that there is no impairment of value.

On December 13, 2005, DealerTrack completed an initial public offering (“IPO”) of its stock. In accordance with the Master Transfer agreement with First American, First Advantage is obligated to issue additional shares of Class B common stock to First American. The number of shares to be issued will be equal to the quotient of (x) 50% of the amount by which the value of the DealerTrack Interest exceeds $50 million (based on the average closing price per share of DealerTrack’s stock over the 60 business day period beginning on the fifth business day after the completion of its initial public offering), divided by (y) $20.50. Based on DealerTrack’s stock price at March 7, 2006, the Company’s currently estimates that approximately 1,600,000 Class B shares will be issued.

As a result of the IPO, the Company recognized a pretax investment gain of $9,471,000. The sale of the stock was at a price per share in excess of its carrying value. As a result of the issuance of the shares, the

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Company’s ownership interest in DealerTrack decreased from 21% to 16%. The Company will continue to account for the investment under the equity method since it has maintained direct influence at DealerTrack.

9. Debt

On July 31, 2003, the Company entered into a $15 million loan agreement with a bank (the “Loan Agreement”). On September 7, 2004, the Loan Agreement was amended whereby the Company’s available borrowings there under were increased from $15 million to $20 million. On March 28, 2005, the Loan Agreement was amended a second time. Under the terms of the second amendment, the outstanding principal increased to $45 million.

On March 18, 2004, the Company entered into a three year $25 million uncollateralized revolving line of credit with a bank (the “Line of Credit”). The Line of Credit was guaranteed by First American.

On September 29, 2005, the Company executed of a revolving credit agreement, with a bank syndication (the “Credit Agreement”). Borrowings available under the Credit Agreement total up to $225 million. The Credit Agreement includes a $10 million sub-facility for the issuance of letters of credit and up to a $5 million swing loan facility. The credit facility maturity date is September 28, 2010. The proceeds from this Credit Agreement were used to payoff the previously noted Loan Agreement and Line of Credit.

The interest rate is based on one of two options consisting of 1) the higher of Federal Funds Rate plus  1/2% and Bank of America’s announced “Prime Rate” or 2) a “LIBOR based rate”. The “LIBOR based rate” is based on LIBOR plus a margin that can range from 1.125% to 1.75% (based on progressive levels of leverage). First Advantage management must elect the LIBOR based option up to three days prior to its utilization.

The agreement contains usual and customary negative covenants for transactions of this type including but not limited to those regarding liens, investments, creation of indebtedness and fundamental changes, as well as financial covenants of consolidated leverage ratio and minimum consolidated fixed charge coverage ratio.

The agreement contains usual and customary provisions regarding acceleration. In the event of a default by the Company under the credit facility, the lenders will have no further obligation to make loans or issue letters of credit and in some cases may, at the option of a majority of the lenders, declare all amounts owed by the Company immediately due and payable and require the Company to provide collateral, and in some cases any amounts owed by the Company under the credit facility will automatically become immediately due and payable. The Credit Agreement is collateralized by the stock of the Company’s subsidiaries.

At December 31, 2005, the Company was in compliance with the financial covenants of its loan agreement.

On July 31, 2003, the Company entered into a Promissory Note with First American. The loan evidenced by the Promissory Note is a $10 million uncollateralized revolving loan, with interest payable monthly. The principal balance of the Promissory Note is payable on July 31, 2006. The Promissory Note bears interest at the rate payable under the syndicated bank debt plus 0.5% per annum.

On April 27, 2004, the Company entered into a Promissory Note with First American. The loan evidenced by the Promissory Note is a $20 million uncollateralized revolving loan, with interest payable monthly. On September 14, 2005 in connection with the consummation of the acquisition of the CIG Business and related

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

businesses from First American, First Advantage repaid, in full, the principal amount of $20 million by issuing 975,610 shares of First Advantage’s Class B common stock.

Long-term debt consists of the following at December 31:

	2005	2004
Acquisition notes:
Weighted average interest rate of 5.7% and 4.5% at December 31, 2005 and 2004, respectively, with maturities through 2008	$74,790,000	$45,550,000
Uncollateralized notes:
Interest rate of prime (4.0% at December 31, 2004)	—	1,026,000
Bank notes:
$225 million Secured Credit Facility, interest at 30-day LIBOR plus 1.25% (5.58% at December 31, 2005), matures September 2010	135,500,000	—
$45 million Loan Agreement, interest at 30-day LIBOR plus 1.25% (3.65% at December 31, 2004)	—	12,500,000
$25 million Line of Credit, interest at 30-day LIBOR plus 1.39% (3.79% at December 31, 2004)	—	25,000,000
Promissory notes with First American:
$10 million revolving loan, interest at 30-day LIBOR plus 1.75% (6.08% and 4.15% at December 31, 2005 and 2004, respectively), matures July 2006	10,000,000	10,000,000
$20 million revolving loan, interest at 30-day LIBOR plus 1.89% (4.29% at December 31, 2004)	—	12,500,000
Uncollateralized loan, interest rate of 10% at December 31, 2004	—	4,000,000
Capital leases and other debt:
Various interest rates with maturities through 2006	281,000	230,000

Total long-term debt and capital leases	220,571,000	110,806,000
Less current portion of long-term debt and capital leases	38,444,000	24,326,000

Long-term debt and capital leases, net of current portion	$182,127,000	$86,480,000

Aggregate maturities of long-term borrowings over the next five years are as follows:

Year ending December 31,
2006	$38,444,000
2007	18,406,000
2008	14,961,000
2009	6,400,000
2010	142,360,000

Total	$220,571,000

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

10. Income Taxes

The provision (benefit) for income taxes is summarized as follows:

	2005	2004	2003
Current:
Federal	$19,601,000	$21,124,000	$18,085,000
State	4,701,000	6,539,000	4,949,000
Foreign	560,000	—	—

	24,862,000	27,663,000	23,034,000

Deferred:
Federal	14,123,000	1,740,000	8,063,000
State	4,595,000	317,000	1,658,000
Foreign	(58,000)	—	—

	18,660,000	2,057,000	9,721,000

Total current and deferred	$43,522,000	$29,720,000	$32,755,000

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of the difference is as follows:

	2005	2004	2003
Taxes calculated at federal rate	$35,685,000	$25,181,000	$24,705,000
Amortization expense	—	—	(12,000)
State taxes, net of federal benefit	6,043,000	4,457,000	4,295,000
Exclusion of certain meals and entertainment expenses	285,000	216,000	162,000
Gain on sale of investment			3,345,000
Other items, net	1,509,000	(134,000)	260,000

	$43,522,000	$29,720,000	$32,755,000

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

The primary components of temporary differences that give rise to the Company’s net deferred tax liability are as follows:

	2005	2004
Deferred tax assets:
Federal net operating loss carryforwards	$42,055,000	$43,697,000
State net operating loss carryforwards	4,878,000	5,758,000
State tax	3,404,000	1,747,000
Bad debt reserves	2,107,000	1,506,000
Employee benefits	1,761,000	1,308,000
Accrued expenses and loss reserves	545,000	368,000
Deferred revenue	—	139,000
Other	243,000	211,000
Less: valuation allowance	(20,446,000)	(36,720,000)

	34,547,000	18,014,000

Deferred tax liabilities:
Depreciable and amortizable assets	55,854,000	25,706,000
Equity in earnings of investee	5,462,000	597,000
Other	444,000	165,000

	61,760,000	26,468,000

Net deferred tax liability	$27,213,000	$8,454,000

The exercise of stock options represents a tax benefit and has been reflected as a reduction of taxes payable and an increase to the additional paid in capital account. The benefit recorded was $888,000 for the year ended December 31, 2005.

As of December 31, 2005, the Company has federal and state net operating losses of approximately $120.2 million and $60.9 million, respectively. The $120.2 million federal and $60.9 of state net operating losses were generated by various subsidiaries prior to their acquisition by the Company. The net operating losses begin to expire at various times beginning in 2008. The valuation allowance relates primarily to deferred tax assets for federal net operating-loss carryforwards relating to acquisitions. Utilization of the pre-acquisition net operating losses is subject to limitations by the Internal Revenue Code and state jurisdictions. The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The net change in the total valuation allowance for the year ending December 31, 2005 was a decrease of $16.3 million with an offsetting entry to goodwill.

Based upon a sustained pattern of historical taxable income, projections for future taxable income over the periods in which the net operating losses will be deductible, and the impact the CIG acquisition had on the combined historical taxable income and on the projections for future taxable income, management believes it is more likely than not that the Company will realize the benefits of the federal net operating losses. The valuation allowance relating to the state net operating-loss carryforwards will remain until further evidence is available to indicate that these deferred assets are realizable.

As of December 31, 2005, United States taxes were not provided on earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

11. Employee Benefits

Effective January 1, 2004, the Company created the First Advantage Corporation 401(k) Plan (the “Savings Plan”). All employees of the Company who participated in the First American Corporation 401(k) Savings Plan (the “First American Plan”) were transferred into the Savings Plan. A total of 2.0 million shares of First Advantage Class A common stock are reserved for issuance in connection with the Company’s Savings Plan. The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. The Company makes contributions to the Savings Plan based on profitability, as well as contributions of the participants. The Company’s expense related to the Savings Plan amounted to approximately $1,235,000 and $898,000 for the years ended December 31, 2005 and 2004, respectively.

Prior to January 1, 2004, employees of the Company were eligible to participate in the First American Plan, which was available to substantially all employees. Prior to the merger, the employees of CIG participated in the First American Plan. The Company’s expense related to the First American Plan amounted to approximately $2,175,000, $2,155,000 and $3,628,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Certain employees of the Company are eligible to participate in First American’s defined benefit pension plan. Prior to the merger, certain employees of the CIG Business were eligible to participate in First American’s defined benefit pension plan. The Company expensed payments to the pension plan of approximately $737,000, $685,000 and $574,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The actuarial present value of accumulated plan benefits and net assets available for benefits to the Company’s employees under this plan is not readily available.

In August 2003, the Company’s board of directors approved the First Advantage Corporation 2003 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, allows eligible employees to purchase First Advantage Class A common stock through payroll deductions for 85% of the fair market value of the First Advantage Class A common stock. Participation in the plan is voluntary. Eligible employees may participate by authorizing payroll deductions of up to 15% of their base pay for each payroll period. At the end of each one-month offering period, each participant will receive an amount of First Advantage Class A common stock equal to the sum of that participant’s payroll deductions during such period divided by 85% of the fair market value of the common stock at the end of the period. No employee may participate in the plan if such employee owns or would own after the purchase of shares under the plan, 5% or more of the voting power of all classes of First Advantage stock. Shares of First Advantage Class A common stock issued under the Stock Purchase Plan must be held for a period of one year. A total of 1.0 million shares of First Advantage Class A common stock are reserved for issuance under the plan. A total of 29,446 and 19,198 shares have been issued in connection with the plan for the years ended December 31, 2005 and 2004, respectively.

12. Related Parties

First American provides certain legal, financial, technology, administrative and managerial support services to the Company. Prior to April 1, 2003, the amounts allocated to the Company, excluding the CIG Business, were based on reasonable assumptions (primarily usage, time incurred and number of employees) as to the proportion of the services used by the Company in relation to the actual costs incurred by First American in providing the services. The Company recognized expenses of approximately $457,000 in 2003 relating to these services.

The Company, excluding the CIG Business, and First American entered into a services agreement, which was implemented on April 1, 2003 and continued through December 31, 2003. Human resources systems and

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

payroll systems and support, network services and financial systems were provided at an annual cost of approximately $300,000. Legal and tax support, human resources support, investor relations and corporate communications support, accounting and financial management support, strategic planning and general management support were provided at an annual cost of approximately $600,000 plus reasonable out of pocket expenses. In addition, certain other services including pension and 401(k) expenses, corporate and medical insurance, personal property leasing and company car programs were provided at actual cost. The Company, excluding the CIG Business, incurred approximately $675,000 in related service fees for the year ended December 31, 2003.

An amended and restated services agreement was entered into on January 1, 2004. Under the terms of the new agreement, human resources systems and payroll systems and support, network services and financial systems are provided at an annual cost of approximately $300,000. In addition, certain other services including pension and 401(k) expenses, corporate and medical insurance, personal property leasing and company car programs are provided at actual cost. The initial term of the agreement is for one year, and self renews every six months. The Company, excluding the CIG Business, incurred approximately $300,000 in service fees for the years ended December 31, 2005 and 2004.

First American and certain affiliates provided sales and marketing, legal, financial, technology, leased facilities, leased equipment and other administrative services to the CIG Business. As part of the acquisition of CIG, an amended and restated services agreement was entered into on September 14, 2005. Under the terms of the new agreement, human resources systems and payroll systems and support, network services and financial systems are provided at an annual cost of approximately $4,800,000. In addition, certain other services including pension and 401(k) expenses, corporate and medical insurance, personal property leasing and company car programs are provided at actual cost. The initial term of the agreement is for one year, and self renews every six months. The Company also entered into an agreement with First American to lease the CIG Business’office space in Poway, California. The lease is for an initial lease term of five years to commence on the closing date with a one-time option to renew the term for an additional five years. The rent payable under the lease will be approximately $169,000 a month and the Company is obligated to pay all costs and expenses related to the property, including operating expenses, maintenance and taxes. The CIG Business recognized approximately $13,702,000, $11,664,000 and $11,627,000 in selling, general and administrative expense in 2005, 2004 and 2003, respectively, relating to these services. The amounts allocated to the CIG Business are based on management’s assumptions (primarily usage, time incurred and number of employees) as to the proportion of the services used by The CIG Business in relation to the actual costs incurred by First American and affiliates in providing the services.

In 2004, the Company incurred costs of approximately $150,000 for internal audit services provided by First American.

Effective January 1, 2003, the Company and a subsidiary of First American entered into an agreement whereby the Company will act as an agent in selling renters insurance. The Company receives a commission of 12% of the insurance premiums and 20% of the profits (as defined in the agreement) of the insurance premiums written. Commissions earned in 2005, 2004, and 2003 were approximately $333,000, $87,000, and $11,000 respectively.

The Company performs employment screening services for First American. Total revenue from First American was approximately $700,000, $422,000 and $353,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Prior to June 2003, First American contributed certain operations relating to businesses acquired and has also forgiven certain amounts owed by the Company in connection with the acquisitions and in the funding of operations of the Company. Net assets, in connection with acquisitions, contributed to the Company by First American totaled approximately $10,696,000 in 2003. These amounts have been treated as additional paid-in capital in the accompanying financial statements. Amounts contributed to the Company by First American to fund operations are as follows:

2003
Allocated selling, general & administrative expenses	$457,000
Cash advances	809,000
Other, net	4,003,000

$5,269,000

First American Real Estate Solutions, LLC (“FARES”), a joint venture between First American and Experian Information Solutions, Inc. (“Experian”), owns 50% of a joint venture that provides mortgage credit reports and operations support to a nationwide mortgage lender. In accordance with the terms of the joint venture operating agreement, the mortgage and consumer credit reporting operation of FARES receives a merge fee per credit report issued and is reimbursed for certain operating costs. In addition, FARES records the 50% share of the earnings of the joint venture using the equity method of accounting. In connection with the acquisition of the CIG Business, FARES entered into an outsourcing agreement where the Company continues to provide these services to the nationwide mortgage lender. These earnings are included in service revenue in the accompanying combined statements of income and totaled $5,724,000, $6,672,000, and $8,062,000, for the years ended December 31, 2005, 2004 and 2003, respectively. Total merge fees were $7,092,000, $7,379,000, and $9,056,000 for the years ended December 31, 2005, 2004 and 2003, respectively and are included in service revenue in the accompanying combined statement of income. Total reimbursement for operating costs were $7,289,000, $7,476,000, and $8,471,000, for the years ended December 31, 2005, 2004 and 2003, respectively. The reimbursement of operating costs is reflected as a reduction in operating expenses in the accompanying financial statements.

Experian owns approximately 6% of a combination of First Advantage’s Class A and Class B common shares and is considered a related party. The cost of credit reports purchased by the Company from Experian was $27,431,000, $20,020,000, and $19,399,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company sells background and lead generation services to Experian. Total revenue from these sales was $263,000, $62,000 and $53,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

13. Commitments and Contingencies

Operating Leases

The Company leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company will pay insurance and taxes. Rent expense under operating leases was approximately $18,839,000, $15,923,000 and $12,264,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Future minimum rental payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005, are as follows:

Year ending December 31,
2006	$17,985,000
2007	14,842,000
2008	11,584,000
2009	9,594,000
2010	7,446,000
Thereafter	23,396,000

$84,847,000

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. The Company does not believe that the outcome of any pending or threatened litigation will have a material adverse effect on the Company’s financial position or operating results.

14. Earnings Per Share

Pursuant to the provisions of SFAS No. 128 “Earnings Per Share”, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants. Options and warrants totaling 369,345 and 1,862,494 in 2005 and 2004, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive.

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

	2005	2004	2003
Net Income—numerator for basic and full diluted earnings per share	$58,426,000	$42,333,000	$37,885,000
Denominator:
Weighted-average shares for basic earnings per share	52,883,760	49,711,384	48,065,731
Effect of restricted stock	37,360	—	—
Effect of contingent shares related to DealerTrack (Note 8)	73,907	—	—
Effect of dilutive securities—employee stock options and warrants	598,128	324,135	136,733

Denominator for diluted earnings per share	53,593,155	50,035,519	48,202,464

Earnings per share:
Basic	$1.10	$0.85	$0.79
Diluted	$1.09	$0.85	$0.79

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

15. Stock Option Plans

Incentive Compensation Plan

The Company’s board of directors and stockholders have adopted the 2003 First Advantage Incentive Compensation Plan. The plan is intended to promote the long-term success of the Company and increase stockholder value by attracting, motivating, and retaining key employees of the Company and its subsidiaries and affiliates, and by motivating consultants who provide significant services to the Company and its subsidiaries and affiliates. To achieve this purpose, the plan allows the granting of stock options, stock appreciation rights, restricted stock awards, performance unit awards, performance share awards and cash-based awards to eligible persons.

Subject to adjustment for certain changes in the Company’s capitalization, a total of 7.0 million shares of First Advantage Class A common stock are available for issuance under the plan. The plan is administered by the compensation committee of the board of directors of the Company.

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

At December 31, 2005, stock options to purchase 4,083,500 shares of the Company’s common stock were granted under the First Advantage Corporation 2003 Incentive Compensation Plan, Inc. Options vest over three years at a rate of 33.4% for the first year and 33.3% for each of the two following years. The option grant expires ten years after the grant date. The Company accounts for these stock options in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, the Company does not recognize compensation cost in connection with these plans, as all options granted under these plans had an exercise price equal to the market value of the Company’s common stock on the date of grant.

Warrants and Options to Purchase Class A Common Stock, Assumed in the Merger

The Company agreed to assume the obligations of US SEARCH.com contained in all warrants to purchase common stock of US SEARCH.com outstanding on the closing date of the merger. Pursuant to the merger agreement and the terms of the warrants, the holders of the warrants are entitled to receive upon exercise thereof 0.04 of a share of First Advantage Class A common stock for each share of US SEARCH.com common stock that such warrant holder would have been entitled to receive pursuant to the warrant prior to the closing of the merger. The Company had outstanding warrants to purchase up to 224,752 and 316,339 shares of its common stock at exercise prices ranging from $0.25 to $29.38 per share, as of December 31, 2005 and 2004, respectively.

All outstanding stock options, stock appreciation rights, limited stock appreciation rights and stock purchase rights of US SEARCH.com were assumed by the Company and converted automatically into options to purchase shares of First Advantage Class A common stock calculated in accordance with the exchange ratio, rounded down to the nearest whole share. The exercise price is equal to the exercise price per share of US SEARCH.com common stock divided by the exchange ratio, rounded down to the nearest whole cent. The outstanding stock options, stock appreciation rights, limited stock appreciation rights and stock purchase rights of US SEARCH.com otherwise continue to be exercisable and vest subject to the terms and conditions applicable to

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

them before the mergers. However, all outstanding stock options issued to US SEARCH.com employees and directors pursuant to the US SEARCH.com Amended and Restated 1998 Stock Incentive Plan and all outstanding stock options issued to US SEARCH.com’s non-employee directors pursuant to the US SEARCH.com 1999 Non-Employee Directors’ Stock Option Plan accelerated and became fully vested upon the occurrence of the mergers. As of December 31, 2005, the Company had outstanding options (previously issued by US SEARCH.com) to purchase up to 73,374 shares of its common stock at exercise prices ranging from $7.00 to $225.00 per share.

A total of 339,137 options were exercised at an average price of $18.73, 175,892 options were forfeited at an average price of $25.65, and 1,556,500 options were granted at an average price of $23.17 in 2005.

A total of 217,658 options were exercised at an average price of $15.71, 508,294 options were forfeited at an average price of $45.92, and 410,500 options were granted at an average price of $17.75 in 2004.

A total of 11,716 options were exercised at an average price of $12.08, 132,250 options were forfeited at an average price of $33.07, and 2,116,500 options were granted at an average price of $18.60 in 2003.

A total of 30,802 shares were issued in conjunction with the exercise of warrants at an average price of $26.10 in 2005. A total of 6,810 shares were issued in conjunction with the exercise of warrants at an average price of $12.05 in 2004. There were no warrants exercised in 2003.

The following table summarizes information about stock options and warrants outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 7.00 - $ 12.50	14,386	5.7	$10.43	13,255	$10.49
$12.51 - $ 25.00	2,765,934	8.1	$19.28	1,139,566	$19.28
$25.01 - $ 50.00	713,578	9.6	$27.40	17,661	$37.67
$50.01 - $242.25	12,107	4.5	$88.54	12,103	$88.50

	3,506,005			1,182,585

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price
$ 0.25 - $22.50	86,584	3.03	$17.08
$22.51 - $26.10	135,168	0.54	$26.10
$26.11 - $29.38	3,000	1.14	$29.38

	224,752

16. Segment Information

The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

The Lender Services segment offers lenders across the country credit reporting solutions for mortgage and home equity needs.

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, fleet management, supply chain theft and damage mitigation consulting, consumer location, criminal records reselling, subprime credit reporting, consumer credit reporting services and lead generation services. Revenue for the Data Services segment includes $2,908,000, $2,328,000 and $1,664,000 of inter-segment sales for the years ended December 31, 2005, 2004, and 2003, respectively.

The Dealer Services business segment serves the automotive dealer marketplace by delivering consolidated consumer credit reports, credit automation software and lead generation services. Revenue for the Dealer Services segment includes $21,000, of inter-segment sales for the year ended December 31, 2005. Total assets for Dealer Services include approximately $45.7 million related to the DealerTrack investment.

The Employer Services segment includes employment background screening, occupational health services, tax incentive services and hiring solutions. Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Hiring solutions include applicant tracking software and recruiting services. Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs, sales and use tax programs and fleet asset management programs. Revenue for the Employer Services segment includes $833,000, $803,000 and $508,000 of inter-segment sales for the years ended December 31, 2005, 2004, and 2003, respectively.

The Multifamily Services segment includes resident screening and software services. Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories. Revenue for the Multifamily Services segment includes $312,000, and $80,000 of inter-segment sales for the years ended December 31, 2005, and 2004, respectively.

The Investigative and Litigation Support Services segment includes all investigative services. Products and services offered by the Investigative and Litigation Support Services segment includes surveillance services, field interviews, computer forensics, electronic discovery, due diligence reports and other high level investigations.

The elimination of intra-segment revenue and cost of service revenue is included in Corporate. These transactions are recorded at cost.

International operations are included in the Employer Services segment and include revenue of $9,112,000, and $1,217,000 for the years ended December 31, 2005, and 2004, respectively. Total assets for the Foreign Background division under the Employer Services segment were $20,879,000 at December 31, 2005.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Selected financial information for the Company’s operations by segment for each of the past three years is as follows:

	Revenue	Depreciation and Amortization	Income (Loss) From Operations	Assets
2005
Lender Services	$168,327,000	$6,726,000	$48,205,000	$82,463,000
Data Services	131,131,000	6,796,000	29,460,000	324,907,000
Dealer Services	98,357,000	2,389,000	13,559,000	114,334,000
Employer Services	154,395,000	5,311,000	13,301,000	264,753,000
Multifamily Services	63,254,000	4,109,000	16,122,000	74,310,000
Investigative and Litigation Support Services	34,580,000	1,882,000	2,107,000	81,878,000
Corporate and Eliminations	(6,295,000)	392,000	(24,751,000)	35,400,000

Consolidated	$643,749,000	$27,605,000	$98,003,000	$978,045,000

2004
Lender Services	$135,201,000	$6,946,000	$38,057,000	$58,389,000
Data Services	109,357,000	5,346,000	14,363,000	155,854,000
Dealer Services	69,842,000	1,586,000	8,164,000	84,629,000
Employer Services	125,608,000	4,110,000	9,380,000	169,839,000
Multifamily Services	54,135,000	3,940,000	12,272,000	80,466,000
Investigative and Litigation Support Services	25,714,000	1,176,000	908,000	44,749,000
Corporate and Eliminations	(3,116,000)	80,000	(10,918,000)	9,178,000

Consolidated	$516,741,000	$23,184,000	$72,226,000	$603,104,000

2003
Lender Services	$151,220,000	$8,825,000	$41,970,000	$62,859,000
Data Services	83,680,000	3,590,000	7,707,000	135,633,000
Dealer Services	66,912,000	1,815,000	9,979,000	84,156,000
Employer Services	70,571,000	3,157,000	(2,469,000)	108,661,000
Multifamily Services	42,085,000	3,112,000	6,593,000	55,167,000
Investigative and Litigation Support Services	8,065,000	213,000	503,000	19,810,000
Corporate and Eliminations	(2,172,000)	7,000	(6,662,000)	1,083,000

Consolidated	$420,361,000	$20,719,000	$57,621,000	$467,369,000

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

17. Unaudited Quarterly Financial Data

The following table sets forth certain unaudited financial data of the Company for the periods as indicated. The Company’s operating results for the years ended December 31, 2005 and 2004 include results for the acquired entities (excluding the CIG Business) from their respective dates of acquisition. The acquisition of the CIG Business by First Advantage is a transaction between businesses under the common control of First American. In an acquisition of businesses under common control, the acquiring company records acquired assets and liabilities at historical costs. The historical income statements of First Advantage for the years ended December 31, 2005 and 2004 include the operations of the CIG Business at historical cost assuming the acquisition was completed on January 1, 2004.

	For the quarters ended
	3/31/2005	6/30/2005	9/30/2005	12/31/2005
Total revenue	$140,321,000	$163,424,000	$169,946,000	$170,058,000

Gross margin	$89,943,000	$105,401,000	$107,865,000	$108,920,000

Net income	$13,992,000	$12,219,000	$16,023,000	$16,192,000

Per share amounts:
Basic	$0.27	$0.23	$0.30	$0.29
Diluted	$0.27	$0.23	$0.30	$0.29
Weighted-average common shares outstanding:
Basic	51,098,973	52,827,590	53,200,609	55,112,891
Diluted	51,379,983	53,219,980	53,964,766	56,385,316

	For the quarters ended
	3/31/2004	6/30/2004	9/30/2004	12/31/2004
Total revenue	$122,028,000	$133,994,000	$134,073,000	$126,646,000

Gross margin	$74,190,000	$83,128,000	$85,646,000	$81,454,000

Net income	$9,507,000	9,984,000	$12,962,000	$9,880,000

Per share amounts:
Basic	$0.19	$0.20	$0.26	$0.19
Diluted	$0.19	$0.20	$0.26	$0.19
Weighted-average common shares outstanding:
Basic	48,960,100	50,575,205	49,683,345	50,895,592
Diluted	49,151,010	51,177,625	50,128,761	51,034,868

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of First Advantage Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under the framework in Internal Control—Integrated Framework, management determined that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which appears herein.

Audit Report of the Registered Certified Public Accounting Firm

See the Report of Independent Registered Certified Public Accounting Firm in Item 8, above.

Item 9B. Other Information.

None.

PART III

The information required by Items 10 through 14 of this report is set forth in the sections entitled “Nominees for Election of Directors,” “Information about our Board of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” “Executive Officers,” “Compensation of Executive Officers and Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Certain Relationships and Related Transactions,” “Stock Performance Graph” and “Principal Accounting Fees and Services” in the Company’s definitive proxy statement, which sections are incorporated in this report by reference. The definitive proxy statement will be filed no later than 120 days after the close of First Advantage’s fiscal year end of December 31, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a) 1.	The following consolidated financial statements of First Advantage Corporation and its subsidiaries are included in Item 8.

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements for the Years Ended December 31, 2005, 2004 and 2003

2.	Financial Statement Schedule.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2005, 2004 and 2003

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts (1)	Deductions	Balance at End of Period
Year ended December 31, 2005	$3,444,000	$1,477,000	$1,487,000	$(1,490,000)	$4,918,000

Year ended December 31, 2004	$3,113,000	$1,467,000	$131,000	$(1,267,000)	$3,444,000

Year ended December 31, 2003	$2,630,000	$4,711,000	$559,000	$(4,787,000)	$3,113,000

(1)	Allowances established as a result of acquisitions

3.	Exhibits

Exhibit	Description
2

Agreement and Plan of Merger, dated December 13, 2002, by and among the Company, The First American Corporation, US SEARCH.com Inc. and Stockholm Seven Merger Corp. (incorporated by reference to Annex A to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

Exhibit	Description

2.1

Amended and Restated Master Transfer Agreement among The First American Corporation, First American Real Estate Services, Inc., First American Real Estate Solutions, LLC, FADV Holdings LLC, and First Advantage Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 2.1 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

2.2

Contribution Agreement among The First American Corporation, First American Real Estate Services, Inc., FADV Holdings LLC, and First Advantage Corporation, dated as of September 14, 2005 (incorporated by reference to Exhibit 2.2 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

2.3

Contribution Agreement among First American Real Estate Solutions, LLC, FADV Holdings LLC, and First Advantage Corporation, dated as of September 14, 2005 (incorporated by reference to Exhibit 2.3 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

2.4

Stock Purchase Agreement Among First Advantage Corporation, Leadclick Holding Company, LLC, Robert Afshar and RaaBoom LLC, dated November 7, 2005 (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by the Company on November 8, 2005 (No. 051185511))

3.1

First Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

3.2

Certificate of Amendment to the First Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

3.3	Bylaws of First Advantage Corporation (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

4.1

Form of certificate representing shares of the Registrant’s Class A common stock (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

4.2

Form of certificate representing shares of the Registrant’s Class B common stock (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.1

First Advantage Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 4.19 to the amendment to the registration statement on Form S-4 filed by the Company on April 4, 2003 (No. 333-102565))*

10.2

First Advantage Corporation 2003 Incentive Compensation Plan, Amended and Restated as of September 14, 2005 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by the Company on November 8, 2005 (No. 051185511))

10.3

Form of Indemnification Agreement, dated May 9, 2005, between First Advantage Corporation and each member of its board of directors (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on August 15, 2005 (No. 051025447))

10.4	First Advantage Corporation “Flexible Long-Term Incentive Program” (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))

10.5	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))

Exhibit	Description

10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))

10.7	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))

10.8

First Advantage Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.20 to the amendment to the registration statement on Form S-4 filed by the Company on April 24, 2003 (No. 333-102565))*

10.9

Stockholders Agreement, dated as of December 13, 2002, by and among the Company, The First American Corporation and Pequot Private Equity Fund II, L.P. (incorporated by reference to Annex D to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.10

Form of Standstill Agreement by and between the Company and The First American Corporation (incorporated by reference to Annex E to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.11

Amended and Restated Services Agreement, dated January 1, 2004, between the Company and The First American Corporation (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.12

Promissory Note, made July 31, 2003, by First Advantage Corporation to the order of The First American Corporation (incorporated by reference to Exhibit 99.5 to the quarterly report on Form 10-Q filed by the Company on August 13, 2002 (No. 001-31666))

10.13

Service Agreement for End-User, effective December 31, 2003, by and between First Advantage Enterprise Screening Corporation and The First American Corporation (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.14

Agency/Company Agreement, effective January 1, 2003, between First American Property & Casualty Insurance Company and Multifamily Community Insurance Agency, Inc. (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.15

Profit Share Program letter, dated January 1, 2003, from First American Property & Casualty Insurance Company to Multifamily Community Insurance Agency, Inc. (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.16

Linking License Agreement, between First American Real Estate Solutions L.P., and US SEARCH.com (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed on May 10, 2004 (No. 000-50285))

10.17

Office Lease by and between First American Title Insurance Company and First Advantage Corporation, dated September 14, 2005 (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.18

Credit Agreement, dated as of September 28, 2005, among First Advantage Corporation as the Borrower, Bank of America, N.A. , as Administrative Agent, Swing Line Lender and L/C Issuer, LaSalle Bank National Association, as Syndication Agent, Wachovia Bank, National Association and Suntrust Bank, as Co-Documentation Agents and the Other Lenders Party Hereto (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.19

Pledge Agreement, dated as of September 28, 2005, made by First Advantage Corporation in favor of Bank of American, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

Exhibit	Description

10.20

Security Agreement, dated as of September 28, 2005, made by First Advantage Corporation in favor of Bank of America, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.21

Subsidiary Guaranty Agreement, dated as of September 28, 2005, made by First Advantage Corporation in favor of Bank of America, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.9 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.22

Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.23

Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of Wachovia Bank, National Association (incorporated by reference to Exhibit 10.11 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.24

Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of Suntrust Bank (incorporated by reference to Exhibit 10.12 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.25

Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of U.S. Bank National Association (incorporated by reference to Exhibit 10.13 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.26

Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of Commerzbank AG, New York and Grand Cayman Branches (incorporated by reference to Exhibit 10.14 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.27

Note, dated September 28, 2005, made by First Advantage Corporation in favor of Regions Bank (incorporated by reference to Exhibit 10.15 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.28

Lease Agreement, dated January 17, 2005 between First Advantage Corporation and 100 Carillon, LLC (incorporated by reference to Exhibit 10.25 to the annual report on Form 10-K filed by the Company on March 10, 2005 (No. 001-31666))

10.29

Amended and Restated Services Agreement between The First American Corporation and First Advantage Corporation, dates as of September 14, 2005 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.30

Outsourcing Agreement between First American Real Estate Solutions, LLC and First Advantage Corporation, dated as of September 14, 2005 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.31

Equipment Sublease by and between FADV Holdings LLC and First Advantage Corporation made and entered into as of September 14, 2005 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K filed on September 16, 2005 (No. 051087660))

10.32

The Registration Rights Agreement dated September 14, 2005, by and among First Advantage Corporation and Experian Information Solutions, Inc. (incorporated by reference to Exhibit 10.9 to the current report on Form 8-K filed on September 16, 2005 (No. 051087660))

10.33

Amendment to Registration Agreement, dated November 1, 2005 between First Advantage Corporation and Experian Information Solutions, Inc. (incorporated by reference to Exhibit 99.2 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

Exhibit	Description

10.34	Reimbursement Agreement entered into October 11, 2005 between The First American Corporation and First Advantage Corporation

10.35	LeadClick Holding Company, LLC Operating Agreement by and between First American Real Estate Information Services, Inc. and First Advantage Corporation, dated November 7, 2005

21	Subsidiaries of the Company

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Indicates management contract or compensatory plan, contract or arrangement.

Copies of the Company’s Form 10-K that are furnished to stockholders of the Company do not include the exhibits listed above. Any stockholder desiring copies of one or more of such exhibits should write to the Secretary of the Company specifying the exhibit or exhibits required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2006.

FIRST ADVANTAGE CORPORATION

By:	/S/ JOHN LONG
John Long Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 16, 2006	By:	/S/ JOHN LONG
John Long Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2006	By:	/S/ JOHN LAMSON
John Lamson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 16, 2006	By:	/S/ PARKER S. KENNEDY
Parker S. Kennedy, Chairman

Date: March 16, 2006	By:	/S/ JOHN LONG
John Long, Director

Date: March 16, 2006	By:	/S/ J. DAVID CHATHAM
J. David Chatham, Director

Date: March 16, 2006	By:	/S/ BARRY CONNELLY
Barry Connelly, Director

Date: March 16, 2006	By:	/S/ LAWRENCE D. LENIHAN, JR.
Lawrence D. Lenihan, Jr., Director

Date: March 16, 2006	By:	/S/ DONALD NICKELSON
Donald Nickelson, Director

Date: March 16, 2006	By:	/S/ DONALD ROBERT
Donald Robert, Director

Date: March 16, 2006	By:	/S/ ADELAIDE A. SINK
Adelaide A. Sink, Director

Date: March 16, 2006	By:	/S/ DAVID WALKER
David Walker, Director

Date: March 16, 2006	By:	/S/ D. VAN SKILLING
D. Van Skilling, Director

EXHIBIT INDEX

Exhibit	Description
2

Agreement and Plan of Merger, dated December 13, 2002, by and among the Company, The First American Corporation, US SEARCH.com Inc. and Stockholm Seven Merger Corp. (incorporated by reference to Annex A to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

2.1

Amended and Restated Master Transfer Agreement among The First American Corporation, First American Real Estate Services, Inc., First American Real Estate Solutions, LLC, FADV Holdings LLC, and First Advantage Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 2.1 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

2.2

Contribution Agreement among The First American Corporation, First American Real Estate Services, Inc., FADV Holdings LLC, and First Advantage Corporation, dated as of September 14, 2005 (incorporated by reference to Exhibit 2.2 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

2.3

Contribution Agreement among First American Real Estate Solutions, LLC, FADV Holdings LLC, and First Advantage Corporation, dated as of September 14, 2005 (incorporated by reference to Exhibit 2.3 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

2.4

Stock Purchase Agreement Among First Advantage Corporation, Leadclick Holding Company, LLC, Robert Afshar and RaaBoom LLC, dated November 7, 2005 (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by the Company on November 8, 2005 (No. 051185511))

3.1

First Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

3.2

Certificate of Amendment to the First Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

3.3	Bylaws of First Advantage Corporation (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

4.1

Form of certificate representing shares of the Registrant’s Class A common stock (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

4.2

Form of certificate representing shares of the Registrant’s Class B common stock (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.1

First Advantage Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 4.19 to the amendment to the registration statement on Form S-4 filed by the Company on April 4, 2003 (No. 333-102565))*

10.2

First Advantage Corporation 2003 Incentive Compensation Plan, Amended and Restated as of September 14, 2005 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by the Company on November 8, 2005 (No. 051185511))

10.3

Form of Indemnification Agreement, dated May 9, 2005, between First Advantage Corporation and each member of its board of directors (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on August 15, 2005 (No. 051025447))

Exhibit	Description
10.4	First Advantage Corporation “Flexible Long-Term Incentive Program” (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))

10.5	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))

10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))

10.7	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))

10.8

First Advantage Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.20 to the amendment to the registration statement on Form S-4 filed by the Company on April 24, 2003 (No. 333-102565))*

10.9

Stockholders Agreement, dated as of December 13, 2002, by and among the Company, The First American Corporation and Pequot Private Equity Fund II, L.P. (incorporated by reference to Annex D to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.10

Form of Standstill Agreement by and between the Company and The First American Corporation (incorporated by reference to Annex E to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.11

Amended and Restated Services Agreement, dated January 1, 2004, between the Company and The First American Corporation (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.12

Promissory Note, made July 31, 2003, by First Advantage Corporation to the order of The First American Corporation (incorporated by reference to Exhibit 99.5 to the quarterly report on Form 10-Q filed by the Company on August 13, 2002 (No. 001-31666))

10.13

Service Agreement for End-User, effective December 31, 2003, by and between First Advantage Enterprise Screening Corporation and The First American Corporation (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.14

Agency/Company Agreement, effective January 1, 2003, between First American Property & Casualty Insurance Company and Multifamily Community Insurance Agency, Inc. (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.15

Profit Share Program letter, dated January 1, 2003, from First American Property & Casualty Insurance Company to Multifamily Community Insurance Agency, Inc. (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.16

Linking License Agreement, between First American Real Estate Solutions L.P., and US SEARCH.com (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed on May 10, 2004 (No. 000-50285))

10.17

Office Lease by and between First American Title Insurance Company and First Advantage Corporation, dated September 14, 2005 (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.18

Credit Agreement, dated as of September 28, 2005, among First Advantage Corporation as the Borrower, Bank of America, N.A. , as Administrative Agent, Swing Line Lender and L/C Issuer, LaSalle Bank National Association, as Syndication Agent, Wachovia Bank, National Association and Suntrust Bank, as Co-Documentation Agents and the Other Lenders Party Hereto (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

Exhibit	Description
10.19

Pledge Agreement, dated as of September 28, 2005, made by First Advantage Corporation in favor of Bank of American, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.20

Security Agreement, dated as of September 28, 2005, made by First Advantage Corporation in favor of Bank of America, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.21

Subsidiary Guaranty Agreement, dated as of September 28, 2005, made by First Advantage Corporation in favor of Bank of America, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.9 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.22

Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.23

Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of Wachovia Bank, National Association (incorporated by reference to Exhibit 10.11 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.24

Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of Suntrust Bank (incorporated by reference to Exhibit 10.12 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.25

Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of U.S. Bank National Association (incorporated by reference to Exhibit 10.13 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.26

Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of Commerzbank AG, New York and Grand Cayman Branches (incorporated by reference to Exhibit 10.14 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.27

Note, dated September 28, 2005, made by First Advantage Corporation in favor of Regions Bank (incorporated by reference to Exhibit 10.15 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.28

Lease Agreement, dated January 17, 2005 between First Advantage Corporation and 100 Carillon, LLC (incorporated by reference to Exhibit 10.25 to the annual report on Form 10-K filed by the Company on March 10, 2005 (No. 001-31666))

10.29

Amended and Restated Services Agreement between The First American Corporation and First Advantage Corporation, dates as of September 14, 2005 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.30

Outsourcing Agreement between First American Real Estate Solutions, LLC and First Advantage Corporation, dated as of September 14, 2005 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.31

Equipment Sublease by and between FADV Holdings LLC and First Advantage Corporation made and entered into as of September 14, 2005(incorporated by reference to Exhibit 10.7 to the current report on Form 8-K filed on September 16, 2005 (No. 051087660))

10.32

The Registration Rights Agreement dated September 14, 2005, by and among First Advantage Corporation and Experian Information Solutions, Inc. (incorporated by reference to Exhibit 10.9 to the current report on Form 8-K filed on September 16, 2005 (No. 051087660))

Exhibit	Description
10.33

Amendment to Registration Agreement, dated November 1, 2005 between First Advantage Corporation and Experian Information Solutions, Inc. (incorporated by reference to Exhibit 99.2 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.34	Reimbursement Agreement entered into October 11, 2005 between The First American Corporation and First Advantage Corporation

10.35	LeadClick Holding Company, LLC Operating Agreement by and between First American Real Estate Information Services, Inc. and First Advantage Corporation, dated November 7, 2005

21	Subsidiaries of the Company

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Indicates management contract or compensatory plan, contract or arrangement.