Form 10-K/A
period 2004-12-31
FIRST ADVANTAGE CORP
filed 2006-03-31
CIK 1210677

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note:

As indicated by the Company in its current report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006, the Company concluded, in consultation with its Audit Committee, that certain of its previously filed financial statements should not be relied upon because payments made to certain vendors in the occupational health division of the Company’s Employer Services segment were not properly accrued for during the periods in question. The financial statements included in this Form 10-K/A were amended to reflect the under accrual for payments made to those certain vendors. The impact of the under accrual was a reduction in net income by $748,000, $452,000 and $531,000 for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, the Company also determined that it should have reported earnings per share for periods prior to the year ended December 31, 2003 based on the number of shares issued to The First American Corporation in connection with the acquisition of The First American Corporation Screening Technology division in June 2003, and that the shares issued in connection with the acquisition of US Search in June 2003 should have been reflected in the weighted average number of shares used to compute earnings per share for the year ended December 31, 2003 from their date of issuance, rather than from January 1, 2003. The impact of the under accrual as well as the adjustment to the number of weighted average shares in 2003 was to reduce diluted earnings per share by $.03, $.02, and $.03 for the years ended December 31, 2004, 2003 and 2002, respectively.

These changes are also reflected in the selected financial data, management discussion and analysis, controls and procedures, and certifications. Information not affected by this amendment is unchanged and reflects disclosure made at the time of the original filing on Form 10-K, as amended. This Form 10-K/A should be read in conjunction with the original Form 10-K, as amended, and the filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to such filings.

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

PART I

Restatement of Prior Years Consolidated Financial Statements

In connection with the preparation of its financial statements for the year ended December 31, 2005, the Company determined that payments made to certain vendors in the occupational health division of the Company’s Employer Services segment were not properly accrued for in prior periods. As a result, prior period expenses and corresponding liabilities were under accrued. The Company restated its consolidated balance sheet as of December 31, 2004 and 2003 and the consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2004, 2003 and 2002. The company also restated its quarterly financial information for 2004 and 2003. (See Unaudited Quarterly Financial Data following the consolidated financial statements). The impact of the under accrual was a reduction in net income of $748,000, $452,000, and $531,000 for the years ended December 31, 2004, 2003, and 2002, respectively. In addition, the Company also determined that it should have reported earnings per share for periods prior to the year ended December 31, 2003 based on the number of shares issued to The First American Corporation in connection with the acquisition of The First American Corporation Screening Technology division in June 2003, and that the shares issued in connection with the acquisition of US Search in June 2003 should have been reflected in the weighted average number of shares used to compute earnings per share for the year ended December 31, 2003 from their date of issuance, rather than from January 1, 2003. The impact of the under accrual as well as the adjustment to the number of weighted average shares in 2003 was to reduce diluted earnings per share by $.03, $.02, and $.03 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Item 6. Selected Financial Data

In connection with the preparation of its financial statements for the year ended December 31, 2005, the Company determined that payments made to certain vendors in the occupational health division of the Company’s Employer Services segment were not properly accrued for in prior periods. As a result, prior period expenses and corresponding liabilities were under accrued. The Company restated its consolidated balance sheet as of December 31, 2004 and 2003 and the consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2004, 2003 and 2002. The company also restated its quarterly financial information for 2004 and 2003. (See Unaudited Quarterly Financial Data following the consolidated financial statements). The impact of the under accrual was a reduction in net income of $748,000, $452,000, and $531,000 for the years ended December 31, 2004, 2003, and 2002, respectively. In addition, the Company also determined that it should have reported earnings per share for periods prior to the year ended December 31, 2003 based on the number of shares issued to The First American Corporation in connection with the acquisition of The First American Corporation Screening Technology division in June 2003, and that the shares issued in connection with the acquisition of US Search in June 2003 should have been reflected in the weighted average number of shares used to compute earnings per share for the year ended December 31, 2003 from their date of issuance, rather than from January 1, 2003. The impact of the under accrual as well as the adjustment to the number of weighted average shares in 2003 was to reduce diluted earnings per share by $.03, $.02, and $.03 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

	For the year ended December 31,
	2004 (Restated)	2003 (Restated)	2002 (Restated)	2001 (Restated)	2000 (Restated)
Income Statement Data:
Service revenue	221,938,000	134,910,000	73,040,000	45,832,000	35,230,000
Reimbursed government fee revenue	44,599,000	31,585,000	27,885,000	3,335,000	3,352,000

Total revenue	266,537,000	166,495,000	100,925,000	49,167,000	38,582,000

Cost of service revenue	62,151,000	38,920,000	18,434,000	11,280,000	7,776,000
Government fees paid	44,599,000	31,585,000	27,885,000	3,335,000	3,352,000

Total cost of service	106,750,000	70,505,000	46,319,000	14,615,000	11,128,000

Gross margin	159,787,000	95,990,000	54,606,000	34,552,000	27,454,000

Operating expenses	140,374,000	90,055,000	51,005,000	35,008,000	26,856,000
Impairment loss	—	1,739,000	—	—	—

Income (loss) from operations	19,413,000	4,196,000	3,601,000	(456,000)	598,000

Other (expense) income:
Interest expense	(2,267,000)	(154,000)	(229,000)	(241,000)	(313,000)
Interest income	30,000	41,000	59,000	59,000	32,000

Total other (expense), net	(2,237,000)	(113,000)	(170,000)	(182,000)	(281,000)

Income (loss) before income taxes	17,176,000	4,083,000	3,431,000	(638,000)	317,000
Provision (benefit) for income taxes	7,243,000	1,732,000	1,260,000	(59,000)	266,000

Net income (loss)	$9,933,000	$2,351,000	$2,171,000	$(579,000)	$51,000

Balance Sheet Data:
Total assets	$431,353,000	$284,583,000	$164,008,000	$62,284,000	$26,628,000
Long-term debt	$85,910,000	$13,473,000	$651,000	$1,159,000	$2,261,000
Stockholders’ equity	$288,440,000	$239,353,000	$145,372,000	$53,075,000	$18,491,000
Per Share Information:
Net income
Basic	$0.45	$0.13	$0.14	$(0.04)	$0.00
Diluted	$0.45	$0.13	$0.14	$(0.04)	$0.00
Weighted average shares outstanding
Basic	21,906,507	18,604,704	16,027,285	16,027,285	16,027,285
Diluted	22,230,642	18,741,437	16,027,285	16,027,285	16,027,285
Stockholders’ Equity	$12.40	$11.46	N/A	N/A	N/A
Total shares outstanding at December 31,	23,254,087	20,893,648	N/A	N/A	N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of Prior Years Consolidated Financial Statements

In connection with the preparation of its financial statements for the year ended December 31, 2005, the Company determined that payments made to certain vendors in the occupational health division of the Company’s Employer Services segment were not properly accrued for in prior periods. As a result, prior period expenses and corresponding liabilities were under accrued. The Company restated its consolidated balance sheet as of December 31, 2004 and 2003 and the consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2004, 2003 and 2002. The company also restated its quarterly financial information for 2004 and 2003. (See Unaudited Quarterly Financial Data following the consolidated financial statements). The impact of the under accrual was a reduction in net income of $748,000, $452,000, and $531,000 for the years ended December 31, 2004, 2003, and 2002, respectively. In addition, the Company also determined that it should have reported earnings per share for periods prior to the year ended December 31, 2003 based on the number of shares issued to The First American Corporation in connection with the acquisition of The First American Corporation Screening Technology division in June 2003, and that the shares issued in connection with the acquisition of US Search in June 2003 should have been reflected in the weighted average number of shares used to compute earnings per share for the year ended December 31, 2003 from their date of issuance, rather than from January 1, 2003. The impact of the under accrual as well as the adjustment to the number of weighted average shares in 2003 was to reduce diluted earnings per share by $.03, $.02, and $.03 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

The following is a summary of the operating results by the Company’s business segments for the three years ended December 31, 2004.

	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
2004 (Restated)
Service revenue	$170,095,000	$41,419,000	$12,874,000	$(2,450,000)	$221,938,000
Reimbursed government fee revenue	10,147,000	34,452,000	—	—	44,599,000

Total revenue	180,242,000	75,871,000	12,874,000	(2,450,000)	266,537,000
Cost of service revenue	48,338,000	15,318,000	945,000	(2,450,000)	62,151,000
Government fees paid	10,146,000	34,453,000	—	—	44,599,000

Total cost of service	58,484,000	49,771,000	945,000	(2,450,000)	106,750,000
Gross margin	121,758,000	26,100,000	11,929,000	—	159,787,000
Salaries and benefits	59,826,000	11,476,000	2,477,000	8,125,000	81,904,000
Other operating expenses	31,762,000	5,019,000	7,403,000	1,744,000	45,928,000
Depreciation and amortization	8,109,000	2,166,000	2,187,000	80,000	12,542,000

Income (loss) from operations	22,061,000	7,439,000	(138,000)	(9,949,000)	19,413,000

Gross margin percentage	71.6%	63.0%	92.7%	N/A	72.0%

	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
2003 (Restated)
Service revenue	$107,580,000	$18,285,000	$10,525,000	$(1,480,000)	$134,910,000
Reimbursed government fee revenue	4,384,000	27,201,000	—	—	31,585,000

Total revenue	111,964,000	45,486,000	10,525,000	(1,480,000)	166,495,000
Cost of service revenue	34,742,000	4,537,000	1,121,000	(1,480,000)	38,920,000
Government fees paid	4,384,000	27,201,000	—	—	31,585,000

Total cost of service	39,126,000	31,738,000	1,121,000	(1,480,000)	70,505,000
Gross margin	72,838,000	13,748,000	9,404,000	—	95,990,000
Salaries and benefits	40,191,000	4,976,000	3,031,000	2,980,000	51,178,000
Other operating expenses	20,515,000	2,211,000	5,006,000	2,717,000	30,449,000
Depreciation and amortization	6,269,000	860,000	1,292,000	7,000	8,428,000
Impairment loss	1,739,000	—	—	—	1,739,000

Income (loss) from operations	4,124,000	5,701,000	75,000	(5,704,000)	4,196,000

Gross margin percentage	67.7%	75.2%	89.3%	N/A	71.2%

	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
2002 (Restated)
Service revenue	$63,310,000	$10,570,000	$—	$(840,000)	$73,040,000
Reimbursed government fee revenue	3,464,000	24,421,000	—	—	27,885,000

Total revenue	66,774,000	34,991,000	—	(840,000)	100,925,000
Cost of service revenue	18,775,000	499,000	—	(840,000)	18,434,000
Government fees paid	3,464,000	24,421,000	—	—	27,885,000

Total cost of service	22,239,000	24,920,000	—	(840,000)	46,319,000
Gross margin	44,535,000	10,071,000	—	—	54,606,000
Salaries and benefits	28,851,000	3,012,000	—	—	31,863,000
Other operating expenses	13,554,000	1,492,000	—	—	15,046,000
Depreciation and amortization	3,497,000	599,000	—	—	4,096,000

Income (loss) from operations	(1,367,000)	4,968,000	—	—	3,601,000

Gross margin percentage	70.3%	95.3%	N/A	N/A	74.8%

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

The gross margin percentage of service revenue increased from 67.7% to 71.6% due to improving margins in the employment screening businesses as a result of volume purchasing discounts and generally higher gross margins on tax incentive service business revenue.

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

Income from operations was $22.1 million in 2004, compared to income from operations of $4.1 million in 2003. The increase in income from operations was the result of continued operating efficiencies derived from the consolidation of businesses and cross sell efforts within the organizations.

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

The gross margin percentage of service revenue decreased from 70.3% to 67.7% due to a generally lower gross margin on drug screening revenue and generally higher gross margin on resident screening.

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

Income from operations was $4.1 million in 2003, compared to an operating loss of $1.4 million in 2002. The increase in income from operations was the result of increased revenue, primarily from acquisitions. Operating costs as a percent of revenue declined due to consolidation of businesses and leveraging of databases.

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

The consolidated gross margin of service revenue was 72.0% in 2004 compared to 71.2% in 2003.

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

Income from operations was $19.4 million in 2004 compared to $4.2 million in 2003. The increase of $15.2 million is comprised of an increase in operating income of $17.9 million in the Enterprise Screening segment, an increase in operating income of $1.7 million in the Risk Mitigation segment and decrease in operating income of $.2 million in the Consumer Direct segment. Corporate expenses of $4.2 million offset this combined increase of $15.7 million in operating income at the business segments.

2003 Compared to 2002

Consolidated service revenue for the year ended December 31, 2003 was $134.9 million, an increase of $61.9 million from 2002. Acquisitions accounted for $58.4 million of the increase.

The consolidated gross margin of service revenue was 71.2% in 2003 compared to 74.8% in 2002.

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

Income from operations was $4.2 million in 2003 compared to $3.6 million in 2002. The increase of $.6 million is comprised of an increase in operating income of $5.5 million in the Enterprise Screening segment, an increase in operating income of $.7 million in the Risk Mitigation segment and an increase in operating income of $.1 million in the Consumer Direct segment. Corporate expenses of $5.7 million offset this combined increase of $6.2 million in operating income at the business segments.

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

Cash provided from operating activities increased by $22.2 million from 2003 to 2004. The increase was derived from 2004 net income of $9.9 million in 2004 compared to $2.4 million in 2003, an increase in depreciation and amortization of $2.4 million, and a net cash inflow of $11.9 million due to changes in operating assets and liabilities compared to 2003. The primary changes in operating assets and liabilities were due to increases in accounts payable, accrued liabilities and income taxes, offset by an increase in accounts receivable and a decrease in accrued compensation and other liabilities.

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

As discussed in Note 2 to the consolidated financial statements under the heading “Restatement of Prior Years Consolidated Financial Statements,” the Company has restated its 2004, 2003 and 2002 consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

March 9, 2005, except for the restatement discussed under the heading “Restatement of Prior Years Consolidated Financial Statements” in Note 2 to the consolidated financial statements as to which the date is March 28, 2006

First Advantage Corporation

Consolidated Balance Sheets

	December 31, 2004 (Restated)	December 31, 2003 (Restated)
Assets
Current assets:
Cash and cash equivalents	$7,637,000	$5,637,000
Accounts receivable (less allowance for doubtful accounts of $1,782,000 and $1,327,000 in 2004 and 2003, respectively)	43,124,000	23,672,000
Income taxes receivable	—	1,965,000
Prepaid expenses and other current assets	2,141,000	2,512,000

Total current assets	52,902,000	33,786,000
Property and equipment, net	22,049,000	19,719,000
Goodwill	305,539,000	204,710,000
Intangible assets, net	40,987,000	18,528,000
Database development costs, net	8,257,000	7,162,000
Other assets	1,619,000	678,000

Total assets	$431,353,000	$284,583,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,190,000	$4,211,000
Accrued compensation	9,922,000	9,373,000
Accrued liabilities	12,046,000	7,993,000
Due to affiliates	161,000	992,000
Income taxes payable	3,179,000	—
Current portion of long-term debt and capital leases	19,870,000	7,231,000

Total current liabilities	55,368,000	29,800,000
Long-term debt and capital leases, net of current portion	85,910,000	13,473,000
Other liabilities	1,635,000	1,957,000

Total liabilities	142,913,000	45,230,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 75,000,000 shares authorized; 7,226,801 and 4,866,362 shares issued and outstanding as of December 31, 2004 and December 31, 2003, respectively	7,000	5,000
Class B common stock, $.001 par value; 25,000,000 shares authorized; 16,027,286 shares issued and outstanding as of December 31, 2004 and 2003	16,000	16,000
Additional paid-in capital	271,995,000	233,101,000
Retained earnings	16,164,000	6,231,000
Accumulated other comprehensive income	258,000	—

Total stockholders’ equity	288,440,000	239,353,000

Total liabilities and stockholders’ equity	$431,353,000	$284,583,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31, 2004, 2003 and 2002

	2004 (Restated)	2003 (Restated)	2002 (Restated)
Service revenue	$221,938,000	$134,910,000	$73,040,000
Reimbursed government fee revenue	44,599,000	31,585,000	27,885,000

Total revenue	266,537,000	166,495,000	100,925,000

Cost of service revenue	62,151,000	38,920,000	18,434,000
Government fees paid	44,599,000	31,585,000	27,885,000

Total cost of service	106,750,000	70,505,000	46,319,000

Gross margin	159,787,000	95,990,000	54,606,000

Salaries and benefits	81,904,000	51,178,000	31,863,000
Other operating expenses	45,928,000	30,449,000	15,046,000
Depreciation and amortization	12,542,000	8,428,000	4,096,000
Impairment loss	—	1,739,000	—

Total operating expenses	140,374,000	91,794,000	51,005,000

Income from operations	19,413,000	4,196,000	3,601,000

Interest (expense) income:
Interest expense	(2,267,000)	(154,000)	(229,000)
Interest income	30,000	41,000	59,000

Total interest (expense), net	(2,237,000)	(113,000)	(170,000)

Income before income taxes	17,176,000	4,083,000	3,431,000
Provision for income taxes	7,243,000	1,732,000	1,260,000

Net income	9,933,000	2,351,000	2,171,000

Other comprehensive income, net of tax:
Foreign currency translation adjustments	258,000	—	—

Comprehensive income	$10,191,000	$2,351,000	$2,171,000

Per share amounts:
Basic	$0.45	$0.13	$0.14

Diluted	$0.45	$0.13	$0.14

Weighted-average common shares outstanding:
Basic	21,906,507	18,604,704	16,027,285

Diluted	22,230,642	18,741,437	16,027,285

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2004, 2003 and 2002

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at January 1, 2002	—	$—	$51,366,000	$—	$1,709,000	$53,075,000
Net income for 2002, as restated	—	—	—	—	2,171,000	2,171,000
Contribution from First American - Operations	—	—	84,458,000	—	—	84,458,000
Contribution from First American - Cash	—	—	5,667,000	—	—	5,667,000
Capitalization of entity	1	—	1,000	—	—	1,000

Balance at December 31, 2002, as restated	1	$—	$141,492,000	$—	$3,880,000	$145,372,000
Net income for 2003, as restated	—	—	—	—	2,351,000	2,351,000
Contribution from First American - Operations	—	—	10,696,000	—	—	10,696,000
Contribution from First American - Cash	—	—	5,269,000	—	—	5,269,000
Class A Shares issued in connection with US SEARCH.com acquisition	3,974,761	4,000	60,147,000	—	—	60,151,000
Class B Shares issued to First American in connection with US SEARCH.com acquisition	16,027,285	16,000	—	—	—	16,000
Class A Shares issued in connection with other acquisitions	864,082	1,000	15,149,000	—	—	15,150,000
Class A Shares issued in connection with stock option plan and employee stock purchase plan	27,519	—	348,000	—	—	348,000

Balance at December 31, 2003, as restated	20,893,648	$21,000	$233,101,000	$—	$6,231,000	$239,353,000
Net income for 2004, as restated	—	—	—	—	9,933,000	9,933,000
Class A Shares issued in connection with other acquisitions	1,361,622	1,000	23,179,000	—	—	23,180,000
Class A Shares issued in connection with stock option plan, employee stock purchase plan and warrants	243,767	—	3,704,000	—	—	3,704,000
Class A Shares issued in connection with convertible notes payable	755,050	1,000	12,011,000	—	—	12,012,000
Other comprehensive income	—	—	—	258,000	—	258,000

Balance at December 31, 2004, as restated	23,254,087	$23,000	$271,995,000	$258,000	$16,164,000	$288,440,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

	2004 (Restated)	2003 (Restated)	2002 (Restated)
Cash flows from operating activities:
Net income	$9,933,000	$2,351,000	$2,171,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,542,000	8,428,000	4,096,000
Impairment loss	—	1,739,000	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,468,000)	(1,851,000)	(390,000)
Prepaid expenses and other current assets	655,000	(5,000)	(82,000)
Other assets	8,824,000	1,291,000	216,000
Accounts payable	4,236,000	(7,167,000)	(1,030,000)
Accrued liabilities	(1,911,000)	(7,172,000)	(5,254,000)
Due to affiliates	(866,000)	213,000	—
Income taxes payable	2,230,000	(2,112,000)	2,607,000
Accrued compensation and other liabilities	(2,211,000)	6,076,000	3,145,000

Net cash provided by operating activities	23,964,000	1,791,000	5,479,000

Cash flows from investing activities:
Database development costs	(1,477,000)	(2,156,000)	(2,835,000)
Purchases of property and equipment	(6,751,000)	(1,867,000)	(3,321,000)
Cash paid for acquisitions	(58,455,000)	(10,930,000)	—
Net book value of businesses acquired by First American	—	—	(2,693,000)
Cash balance of companies acquired	3,721,000	1,967,000	4,111,000

Net cash used in investing activities	(62,962,000)	(12,986,000)	(4,738,000)

Cash flows from financing activities:
Proceeds from long-term debt	72,000,000	9,000,000	—
Repayment of long-term debt	(34,768,000)	(4,299,000)	(1,182,000)
Cash contributions from First American	—	5,269,000	5,668,000
Proceeds from Class A Shares issued in connection with stock option plan and employee stock purchase plan	3,704,000	348,000	—

Net cash provided by financing activities	40,936,000	10,318,000	4,486,000

Effect of exchange rates on cash	62,000	—	—

Increase (decrease) in cash and cash equivalents	2,000,000	(877,000)	5,227,000
Cash and cash equivalents at beginning of period	5,637,000	6,514,000	1,287,000

Cash and cash equivalents at end of period	$7,637,000	$5,637,000	$6,514,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,063,000	$170,000	$116,000

Cash paid for income taxes	$224,000	$62,800	$—

Non-cash investing and financing activities:
Operations contributed by First American	$—	$10,696,000	$84,458,000

Common stock issued in connection with US SEARCH.com acquisition	$—	$60,167,000	$—

Class A Shares issued in connection with other acquisitions	$23,180,000	$15,150,000	$—

Class A Shares issued in connection with convertible debt	$12,012,000	$—	$—

Debt issued in connection with acquisitions	$58,970,000	$11,250,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003 and 2002

1. Organization and Nature of Business

In June 2003, First Advantage Corporation (the “Company”), a holding company newly formed by the Company’s parent, The First American Corporation (“First American”), acquired US SEARCH.com and six operating subsidiaries of First American that formerly comprised its First American Screening Technologies (“FAST”) division. The operating subsidiaries included HireCheck, Inc., First American Registry, Inc., Substance Abuse Management, Inc., American Driving Records, Inc., Employee Health Programs, Inc., and SafeRent, Inc. First American owns approximately 69% of the shares of capital stock of the Company as of December 31, 2004. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote. The acquisition of the FAST division by the Company was accounted for as a combination of entities under common control, and as such the historical financial statements of FAST prior to the acquisition became those of the Company.

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

Restatement of Prior Years Consolidated Financial Statements

In connection with the preparation of its financial statements for the year ended December 31, 2005, the Company determined that payments made to certain vendors in the occupational health division of the Company’s Employer Services segment were not properly accrued for in prior periods. As a result, prior period expenses and corresponding liabilities were under accrued. The Company restated its consolidated balance sheet as of December 31, 2004 and 2003 and the consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2004, 2003 and 2002. The company also restated its quarterly financial information for 2004 and 2003. (See Unaudited Quarterly Financial Data following the consolidated financial statements). The impact of the under accrual was a reduction in net income of $748,000, $452,000, and $531,000 for the years ended December 31, 2004, 2003, and 2002, respectively. In addition, the Company also determined that it should have reported earnings per share for periods prior to the year ended December 31, 2003 based on the number of shares issued to The First American Corporation in connection with the acquisition of The First American Corporation Screening Technology division in June 2003, and that the shares issued in connection with the acquisition of US Search in June 2003 should have been reflected in the weighted average number of shares used to compute earnings per share for the year ended December 31, 2003 from their date of issuance, rather than from January 1, 2003. The impact of the under accrual as well as the adjustment to the number of weighted average shares in 2003 was to reduce diluted earnings per share by $.03, $.02, and $.03 for the years ended December 31, 2004, 2003 and 2002, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

The following schedules reconcile the amounts originally reported in the Company’s financial statements to the corresponding amounts recorded in this Form 10-K/A which have been revised to reflect the matters described above.

	2004		2003		2002
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Service revenue	$221,938,000	$221,938,000	$134,910,000	$134,910,000	$73,040,000	$73,040,000
Cost of service revenue	60,884,000	62,151,000	38,154,000	38,920,000	17,534,000	18,434,000
Gross margin	161,054,000	159,787,000	96,756,000	95,990,000	55,506,000	54,606,000
Income before income taxes	18,443,000	17,176,000	4,849,000	4,083,000	4,331,000	3,431,000
Provision for income taxes	7,762,000	7,243,000	2,046,000	1,732,000	1,629,000	1,260,000
Net income	10,681,000	9,933,000	2,803,000	2,351,000	2,702,000	2,171,000
Per share amounts:
Basic	$0.49	$0.45	$0.15	$0.13	N/A	$0.14
Diluted	$0.48	$0.45	$0.15	$0.13	N/A	$0.14
Weighted-average common shares outstanding:
Basic	21,906,507	21,906,507	20,260,854	18,604,704	N/A	16,027,285
Diluted	22,230,642	22,230,642	20,397,587	18,741,437	N/A	16,027,285
Accrued liabilities	$9,113,000	$12,046,000	$6,327,000	$7,993,000
Income taxes payable (receivable)	4,381,000	3,179,000	(1,282,000)	(1,965,000)
Total current liabilities	53,637,000	55,368,000	28,134,000	29,800,000
Retained earnings	17,895,000	16,164,000	7,214,000	6,231,000
Total stockholders' equity	290,171,000	288,440,000	240,336,000	239,353,000

There is no impact on the totals of net cash provided by operating activities, net cash used in investing activities, or on net cash provided by financing activities as reported on the consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002.

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

	Year Ended December 31, 2004 (Restated)	Year Ended December 31, 2003 (Restated)
Net income, as reported	$9,933,000	$2,351,000
Less: stock based compensation expense, net of tax	3,197,000	1,428,000

Pro forma net income	$6,736,000	$923,000

Earnings per share:
Basic, as reported	$0.45	$0.13
Basic, pro forma	$0.31	$0.05
Diluted, as reported	$0.45	$0.13
Diluted, pro forma	$0.30	$0.05

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

Unaudited pro forma results of operations assuming all of the acquisitions were consummated on January 1, 2003 are as follows:

	2004 (Restated)	2003 (Restated)
Total revenue	$291,281,000	$274,367,000

Net income (loss)	$10,554,000	$(1,919,000)

Earnings (loss) per share:
Basic	$0.46	$(0.08)

Diluted	$0.45	$(0.08)

Weighted-average common shares outstanding:
Basic	23,142,604	22,999,122
Diluted	23,299,219	23,135,935

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

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

8. Income Taxes

The provision (benefit) for income taxes are summarized as follows:

	2004 (Restated)	2003 (Restated)	2002 (Restated)
Current:
Federal	$(1,171,000)	$(967,000)	$667,000
State	711,000	535,000	540,000

	(460,000)	(432,000)	1,207,000

Deferred:
Federal	6,330,000	2,272,000	171,000
State	1,373,000	(108,000)	(118,000)

	7,703,000	2,164,000	53,000

Total current and deferred	$7,243,000	$1,732,000	$1,260,000

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of the difference is as follows:

	2004 (Restated)	2003 (Restated)	2002 (Restated)
Taxes calculated at federal rate	$5,927,000	$1,383,000	$1,147,000
Amortization expense	—	(12,000)	—
State taxes, net of federal benefit	1,355,000	278,000	274,000
Exclusion of certain meals and entertainment expenses	178,000	121,000	74,000
Other items, net	(217,000)	(38,000)	(235,000)

	$7,243,000	$1,732,000	$1,260,000

The primary components of temporary differences that give rise to the Company’s net deferred tax liability is as follows:

	2004 (Restated)	2003 (Restated)
Deferred tax assets:
Federal net operating loss carryforwards	$43,635,000	$40,174,000
State net operating loss carryforwards	5,758,000	6,892,000
State tax	78,000	—
Bad debt reserves	788,000	557,000
Employee benefits	775,000	549,000
Accrued expenses and loss reserves	82,000	1,115,000
Deferred revenue	139,000	—
Less: valuation allowance	(36,720,000)	(38,279,000)

	14,535,000	11,008,000

Deferred tax liabilities:
Depreciable and amortizable assets	14,370,000	9,156,000
State tax	—	1,852,000
Other	165,000	—

	14,535,000	11,008,000

Net deferred tax liability	$—	$—

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

12. Earnings Per Share

Pursuant to the provisions of SFAS No. 128 “Earnings Per Share”, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants. Options and warrants totaling 1,862,494 and 2,140,712 in 2004 and 2003, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive. The 16,027,285 Class B shares issued to First American in connection with the 2003 acquisition of the FAST division are reflected as outstanding for all years in the computation of weighted average shares. Additionally, the 3,974,761 Class A shares issued for the June 2003 acquisition of US Search is reflected in the 2003 weighted average shares from the date of issuance.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

	2004 (Restated)	2003 (Restated)	2002 (Restated)
Net Income - numerator for basic and fully diluted earnings per share	$9,933,000	$2,351,000	$2,171,000
Denominator:
Weighted-average shares for basic earnings per share	21,906,507	18,604,704	16,027,285
Effect of dilutive securities - employee stock options and warrants	324,135	136,733	—

Denominator for diluted earnings per share	22,230,642	18,741,437	16,027,285

Earnings per share:
Basic	$0.45	$0.13	$0.14
Diluted	$0.45	$0.13	$0.14

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

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

Selected financial information for the Company’s operations by segment for each of the past three years is as follows:

	Revenue	Depreciation and Amortization	Income (loss) before income taxes	Assets
2004 (Restated)
Enterprise Screening	$180,242,000	$8,109,000	$22,029,000	$265,939,000
Risk Mitigation	75,871,000	2,166,000	7,438,000	128,910,000
Consumer Direct	12,874,000	2,187,000	(136,000)	27,165,000
Corporate and Eliminations	(2,450,000)	80,000	(12,155,000)	9,339,000

Consolidated	$266,537,000	$12,542,000	$17,176,000	$431,353,000

2003 (Restated)
Enterprise Screening	$111,964,000	$6,269,000	$4,052,000	$163,829,000
Risk Mitigation	45,486,000	860,000	5,714,000	79,810,000
Consumer Direct	10,525,000	1,292,000	61,000	39,861,000
Corporate and Eliminations	(1,480,000)	7,000	(5,744,000)	1,083,000

Consolidated	$166,495,000	$8,428,000	$4,083,000	$284,583,000

2002 (Restated)
Enterprise Screening	$66,774,000	$3,497,000	$(1,567,000)	$117,864,000
Risk Mitigation	34,991,000	599,000	4,998,000	46,143,000
Consumer Direct	—	—	—	—
Corporate and Eliminations	(840,000)	—	—	1,000

Consolidated	$100,925,000	$4,096,000	$3,431,000	$164,008,000

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

    Unaudited Quarterly Financial Data

The following table sets forth certain unaudited financial data of the Company for the eight quarters in the period ended December 31, 2004 as restated and discussed in Note 2. The Company’s results of operation for the four quarters in the year ended December 31, 2003 include the results of the FAST division from January 2003, and the results for US SEARCH from June 2003. Businesses acquired subsequent to June 2003 are included in the Company’s financial data from date of acquisition.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

This data has been derived from unaudited financial statements of the Company and the FAST division that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the information when read in conjunction with the Company’s audited financial statements and the notes thereto. The operating results for any quarter are not necessarily indicative of the results for any future period. Previously reported amounts have been restated for the matters described under the heading “Restatement of Prior Years Consolidated Financial Statements” in Note 2.

	For the quarters ended
	3/31/2004	3/31/2004	6/30/2004	6/30/2004	9/30/2004	9/30/2004	12/31/2004	12/31/2004
	(As Reported)	(Restated)	(As Reported)	(Restated)	(As Reported)	(Restated)	(As Reported)	(Restated)
Total revenue	$57,433,000	$57,433,000	$68,919,000	$68,919,000	$71,930,000	$71,930,000	$68,255,000	$68,255,000

Gross margin	$31,978,000	$31,795,000	$41,474,000	$40,996,000	$44,054,000	$44,054,000	$43,548,000	$42,942,000

Net income	$639,000	$531,000	$3,208,000	$2,926,000	$4,151,000	$4,151,000	$2,683,000	$2,325,000

Per share amounts:
Basic	$0.03	$0.03	$0.15	$0.14	$0.19	$0.19	$0.12	$0.10
Diluted	$0.03	$0.02	$0.15	$0.13	$0.19	$0.19	$0.12	$0.10

Weighted-average common shares outstanding:
Basic	21,155,223	21,155,223	21,502,035	21,502,035	21,878,468	21,878,468	23,090,715	23,090,715
Diluted	21,346,133	21,346,133	22,104,455	22,104,455	22,323,884	22,323,884	23,229,991	23,229,991

	For the quarters ended
	3/31/2003	3/31/2003	6/30/2003	6/30/2003	9/30/2003	9/30/2003	12/31/2003	12/31/2003
	(As Reported)	(Restated)	(As Reported)	(Restated)	(As Reported)	(Restated)	(As Reported)	(Restated)
Total revenue	$31,541,000	$31,541,000	$37,431,000	$37,431,000	$47,634,000	$47,634,000	$49,889,000	$49,889,000

Gross margin	$17,722,000	$17,250,000	$22,613,000	$22,381,000	$28,894,000	$28,667,000	$27,527,000	$27,692,000

Net income (loss)	$330,000	$51,000	$2,051,000	$1,914,000	$1,429,000	$1,295,000	($1,007,000)	($909,000)

Per share amounts:
Basic	N/A	$0.00	$0.10	$0.10	$0.07	$0.07	$(0.05)	$(0.05)
Diluted	N/A	$0.00	$0.10	$0.10	$0.07	$0.07	$(0.05)	$(0.05)

Weighted-average common shares outstanding:
Basic	N/A	16,027,285	20,002,126	18,345,976	20,203,955	18,547,805	20,828,429	19,172,279
Diluted	N/A	16,027,285	20,122,023	18,465,873	20,337,947	18,681,797	21,020,537	19,364,387

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the fiscal year covered by this report on Form 10-K/A, the Company’s disclosure controls and procedures were not effective, because of the material weaknesses described below, to provide reasonable assurance that information required to be disclosed in the reports it files or submits under such Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the financial statements included in this Form 10-K/A fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified.

The Company did not maintain effective controls over the completeness and accuracy of certain of its accrued liabilities and related expense accounts. Specifically, the Company’s occupational health services division failed to ensure the completeness and accuracy of accruals related to payments made to certain vendors. This control deficiency resulted in the restatement of our interim and annual consolidated financial statements in 2003 and 2004 and the first two quarters of 2005. Additionally, this control deficiency could result in a misstatement in the accrued liabilities and related expense accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency represents a material weakness in internal control over financial reporting as of December 31, 2004 and through June 30, 2005.

The Company did not maintain effective controls over the calculation, presentation and disclosure of its earnings per share including related share amounts. Specifically, the Company failed to ensure that its determination of shares issued in connection with the Company’s acquisition of (i) The First American Corporation Screening Technology division and (ii) US Search in June 2003 had been reflected in the weighted average number of shares used to compute earnings per share from their date of issuance. This control deficiency resulted in the restatement of the 2003 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of earnings per share, including related share amounts, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency represents a material weakness in internal control over financial reporting as of December 31, 2004 and through June 30, 2005.

Plans for Remediation

In response, as of the date of the filing of this Annual Report on Form 10-K/A, the Company implemented a more comprehensive and detailed review of the accrual procedures and the related approval process. We have also added an additional level of management personnel to review for accruals and we will do a more comprehensive review of the calculation of earnings per share.

Item 9B. Other Information.

None.

PART III

The information required by Items 10 through 14 of this report is set forth in the sections entitled “Nominees for Election of Directors,” “Information about our Board of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” “Executive Officers,” “Compensation of Executive Officers and Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Certain Relationships and Related Transactions,” “Stock Performance Graph” and “Principal Accounting Fees and Services” in the Company’s definitive proxy statement, which sections are incorporated in this report by reference. In addition, an annual report on Form 10-K/A was filed April 29, 2005, which included this information.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a)	1.	The following consolidated financial statements of First Advantage Corporation and its subsidiaries are included in Item 8.

		Report of Independent Registered Certified Public Accounting Firm

		Consolidated Balance Sheets as of December 31, 2004 and 2003

		Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002

		Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31. 2004, 2003 and 2002

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2005.

FIRST ADVANTAGE CORPORATION

By:	/s/ JOHN LONG
John Long Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 31, 2006	By:	/s/ JOHN LONG
John Long Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2006	By:	/s/ JOHN LAMSON
John Lamson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 31, 2006	By:	/s/ PARKER S. KENNEDY
Parker S. Kennedy, Chairman

Date: March 31, 2006	By:	/s/ JOHN LONG
John Long, Director

Date: March 31, 2006	By:	/s/ J. DAVID CHATHAM
J. David Chatham, Director

Date: March 31, 2006	By:	/s/ BARRY CONNELLY
Barry Connelly, Director

Date: March 31, 2006	By:	/s/ LAWRENCE D. LENIHAN, JR.
Lawrence D. Lenihan, Jr., Director

Date: March 31, 2006	By:	/s/ DONALD NICKELSON
Donald Nickelson, Director

Date: March 31, 2006	By:	/s/ DONALD ROBERT
Donald Robert, Director

Date: March 31, 2006	By:	/s/ ADELAIDE A. SINK
Adelaide A. Sink, Director

Date: March 31, 2006	By:	/s/ DAVID WALKER
David Walker, Director

EXHIBIT INDEX

Exhibit	Description
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