Form 10-Q/A
period 2005-03-31
FIRST ADVANTAGE CORP
filed 2006-03-31
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Explanatory Note:

        As indicated by the Company in its current report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006, the Company concluded, in consultation with its Audit Committee, that certain of its previously filed financial statements should not be relied upon because payments made to certain vendors in the occupational health division of the Company’s Employer Services segment were not properly accrued for during the periods in question. The financial statements included in this Form 10-Q/A were amended to reflect the under accrual for payments made to those certain vendors. The impact of the under accrual was a reduction in net income by $194,000 and $108,000 for the three months ended March 31, 2005 and 2004, respectively.

These changes are also reflected in the selected financial data, management discussion and analysis, controls and procedures, and certifications. Information not affected by this amendment is unchanged and reflects disclosure made at the time of the original filing on Form 10-Q, as amended. This Form 10-Q/A should be read in conjunction with the original Form 10-Q, as amended, and the filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to such filings.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements-

First Advantage Corporation

Consolidated Balance Sheets (Unaudited)

	March 31, 2005 (Restated)	December 31, 2004 (Restated)
Assets
Current assets:
Cash and cash equivalents	$8,282,000	$7,637,000
Accounts receivable (less allowance for doubtful accounts of $1,816,000 and $1,782,000 in 2005 and 2004, respectively)	47,286,000	43,124,000
Income taxes receivable	84,000	—
Prepaid expenses and other current assets	2,344,000	2,141,000

Total current assets	57,996,000	52,902,000

Property and equipment, net	22,354,000	22,049,000
Goodwill	309,199,000	305,539,000
Intangible assets, net	40,101,000	40,987,000
Database development costs, net	8,388,000	8,257,000
Other assets	2,644,000	1,619,000

Total assets	$440,682,000	$431,353,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,509,000	$10,190,000
Accrued compensation	8,629,000	9,922,000
Accrued liabilities	15,315,000	12,046,000
Due to affiliates	407,000	161,000
Income taxes payable	—	3,179,000
Current portion of long-term debt and capital leases	19,514,000	19,870,000

Total current liabilities	53,374,000	55,368,000

Long-term debt and capital leases, net of current portion	92,038,000	85,910,000
Other liabilities	1,947,000	1,635,000

Total liabilities	147,359,000	142,913,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 75,000,000 shares authorized; 7,334,952 and 7,226,801 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	7,000	7,000
Class B common stock, $.001 par value; 25,000,000 shares authorized; 16,027,286 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	16,000	16,000
Additional paid-in capital	273,861,000	271,995,000
Retained earnings	19,197,000	16,164,000
Accumulated other comprehensive income	242,000	258,000

Total stockholders’ equity	293,323,000	288,440,000

Total liabilities and stockholders’ equity	$440,682,000	$431,353,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income and Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2005 (Restated)	2004 (Restated)
Service revenue	$60,148,000	$45,959,000
Reimbursed government fee revenue	12,216,000	11,474,000

Total revenue	72,364,000	57,433,000

Cost of service revenue	14,663,000	14,164,000
Government fees paid	12,216,000	11,474,000

Total cost of service	26,879,000	25,638,000

Gross margin	45,485,000	31,795,000

Salaries and benefits	23,115,000	17,712,000
Other operating expenses	12,686,000	10,304,000
Depreciation and amortization	3,408,000	2,640,000

Total operating expenses	39,209,000	30,656,000

Income from operations	6,276,000	1,139,000

Other (expense) income:
Interest expense	(1,058,000)	(231,000)
Interest income	10,000	11,000

Total other (expense), net	(1,048,000)	(220,000)

Income before income taxes	5,228,000	919,000
Provision for income taxes	2,195,000	388,000

Net income	3,033,000	531,000

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(16,000)	—

Comprehensive income	$3,017,000	$531,000

Per share amounts:
Basic	$0.13	$0.03

Diluted	$0.13	$0.02

Weighted-average common shares outstanding:
Basic	23,294,096	21,155,223
Diluted	23,575,106	21,346,133

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2005 (Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2004, as restated	23,254,087	$23,000	$271,995,000	$258,000	$16,164,000	$288,440,000

Net income, restated	—	—	—	—	3,033,000	3,033,000
Class A Shares issued in connection with prior year acquisitions	12,779	—	233,000	—	—	233,000
Class A Shares issued in connection with stock option plan and employee stock purchase plan	48,999	—	718,000	—	—	718,000
Class A Shares issued in connection with benefit plans	46,373	—	902,000	—	—	902,000
Tax benefit related to stock options	—		13,000			13,000
Other comprehensive income	—	—	—	(16,000)	—	(16,000)

Balance at March 31, 2005, as restated	23,362,238	$23,000	$273,861,000	$242,000	$19,197,000	$293,323,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

	For the Three Months Ended March 31,
	2005 (Restated)	2004 (Restated)
Cash flows from operating activities:
Net income	$3,033,000	$531,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,408,000	2,640,000
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,943,000)	(4,978,000)
Prepaid expenses and other current assets	(203,000)	428,000
Other assets	(2,649,000)	(1,140,000)
Accounts payable	(689,000)	1,344,000
Accrued liabilities	3,494,000	4,544,000
Due (from) to affiliates	197,000	(1,372,000)
Income taxes	(3,250,000)	198,000
Accrued compensation and other liabilities	(73,000)	(480,000)

Net cash (used in) provided by operating activities	(675,000)	1,715,000

Cash flows from investing activities:
Database development costs	(630,000)	(543,000)
Purchases of property and equipment	(2,016,000)	(1,083,000)
Cash paid for acquisitions	(2,500,000)	(7,028,000)
Cash balance of companies acquired	—	346,000

Net cash used in investing activities	(5,146,000)	(8,308,000)

Cash flows from financing activities:
Proceeds from long-term debt	11,500,000	10,500,000
Repayment of long-term debt	(5,736,000)	(2,154,000)
Proceeds from class A shares issued in connection with stock option plan and employee stock purchase plan	718,000	90,000

Net cash provided by financing activities	6,482,000	8,436,000

Effect of exchange rates on cash	(16,000)	—

Increase in cash and cash equivalents	645,000	1,843,000

Cash and cash equivalents at beginning of period	7,637,000	5,637,000

Cash and cash equivalents at end of period	$8,282,000	$7,480,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$955,000	$229,000

Cash paid for income taxes	$4,471,000	$—

Non-cash investing and financing activities:
Class A shares issued in connection with acquisitions	$233,000	$9,704,000

Notes issued in connection with acquisitions	$—	$6,500,000

Class A shares issued for benefit plan	$902,000	$—

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

Restatement of Prior Years Consolidated Financial Statements

In connection with the preparation of its financial statements for the year ended December 31, 2005, the Company determined that payments made to certain vendors in the occupational health division of the Company’s Employer Services segment were not properly accrued for in prior periods. As a result, prior period expenses and corresponding liabilities were under accrued. The Company restated its consolidated balance sheet as of March 31, 2005 and December 31, 2004 and the consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the three months ended March 31, 2005 and 2004. The impact of the under accrual reduced diluted earnings per share by $.01 for each of the three months ended March 31, 2005 and 2004. The impact, net of tax, for periods prior to 2004 is $1,731,000 and is reflected as an adjustment to retained earnings as of December 31, 2004.

The following schedules reconcile the amount originally reported in the Company’s financial statements to the corresponding amounts recorded in this Form 10-Q/A which have been revised to reflect the matters described above.

	March 31, 2005		March 31, 2004
	As Reported	As Restated	As Reported	As Restated
Service revenue	$60,148,000	$60,148,000	$45,959,000	$45,959,000
Cost of service revenue	14,334,000	14,663,000	13,981,000	14,164,000
Gross margin	45,814,000	45,485,000	31,978,000	31,795,000
Income before income taxes	5,557,000	5,228,000	1,102,000	919,000
Provision for income taxes	2,330,000	2,195,000	463,000	388,000
Net income	3,227,000	3,033,000	639,000	531,000
Per share amounts:
Basic	$0.14	$0.13	$0.03	$0.03
Diluted	$0.14	$0.13	$0.03	$0.02

	March 31, 2005		December 31, 2004
	As Reported	As Restated	As Reported	As Restated
Accrued liabilities	$12,053,000	$15,315,000	$9,113,000	$12,046,000
Income taxes payable (receivable)	1,253,000	(84,000)	4,381,000	3,179,000
Total current liabilites	51,365,000	53,374,000	53,637,000	55,368,000
Retained earnings	21,122,000	19,197,000	17,895,000	16,164,000
Total stockholders’ equity	295,248,000	293,323,000	290,171,000	288,440,000

There is no impact on the totals of net cash used in or provided by operating activities, net cash used in investing activities, or on net cash provided by financing actvities as reported on the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004.

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

	Three Months Ended March 31,
	2005 (Restated)	2004 (Restated)
Net income, as reported	$3,033,000	$531,000
Less: stock based compensation expense, net of tax	981,000	927,000

Pro forma net income (loss)	$2,052,000	$(396,000)

Earnings (loss) per share:
Basic, as reported	$0.13	$0.03
Basic, pro forma	$0.09	$(0.02)
Diluted, as reported	$0.13	$0.02
Diluted, pro forma	$0.09	$(0.02)

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

At March 31, 2005, the Company was in compliance with the financial covenants of its loan agreement.

5.	Earnings Per Share

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

	Three Months Ended March 31,
	2005 (Restated)	2004 (Restated)
Net Income - numerator for basic and fully diluted earnings per share	$3,033,000	$531,000

Denominator:
Weighted-average shares for basic earnings per share	23,294,096	21,155,223
Effect of dilutive securities - employee stock options and warrants	281,010	190,910

Denominator for diluted earnings per share	23,575,106	21,346,133

Earnings per share:
Basic	$0.13	$0.03
Diluted	$0.13	$0.02

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

The elimination of inter-segment revenue and cost of service revenue is included in Corporate. These transactions are recorded at cost.

The following table sets forth segment information for the three months ended March 31, 2005 and 2004.

	Revenue	Depreciation and Amortization	Income (Loss) Before Income Taxes	Assets
Three Months Ended March 31, 2005 (Restated)
Enterprise Screening	$47,806,000	$2,122,000	$6,300,000	$270,632,000
Risk Mitigation	22,405,000	841,000	2,421,000	131,924,000
Consumer Direct	3,340,000	414,000	307,000	26,855,000
Corporate and Eliminations	(1,187,000)	31,000	(3,800,000)	11,271,000

Consolidated	$72,364,000	$3,408,000	$5,228,000	$440,682,000

Three Months Ended March 31, 2004 (Restated)
Enterprise Screening	$36,019,000	$1,687,000	$1,700,000	$188,529,000
Risk Mitigation	17,739,000	376,000	1,123,000	87,417,000
Consumer Direct	4,232,000	568,000	(15,000)	34,652,000
Corporate and Eliminations	(557,000)	9,000	(1,889,000)	6,024,000

Consolidated	$57,433,000	$2,640,000	$919,000	$316,622,000

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2005 and 2004 (Unaudited)

7.	Pending Acquisitions

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Restatement of Prior Years Consolidated Financial Statements

In connection with the preparation of its financial statements for the year ended December 31, 2005, the Company determined that payments made to certain vendors in the occupational health division of the Company’s Employer Services segment were not properly accrued for in prior periods. As a result, prior period expenses and corresponding liabilities were under accrued. The Company restated its consolidated balance sheet as of March 31, 2005 and December 31, 2004 and the consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the three months ended March 31, 2005 and 2004. The impact of the under accrual reduced diluted earnings per share by $.01 for each of the three months ended March 31, 2005 and 2004. The impact, net of tax, for periods prior to 2004 is $1,731,000 and is reflected as an adjustment to retained earnings as of December 31, 2004.

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

The following is a summary of the operating results by the Company’s business segments for the three months ended March 31, 2005 and March 31, 2004.

Three Months Ended March 31, 2005 (Restated)	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$45,266,000	$12,173,000	$3,340,000	$(631,000)	$60,148,000
Reimbursed government fee revenue	2,540,000	10,232,000	—	(556,000)	12,216,000

Total revenue	47,806,000	22,405,000	3,340,000	(1,187,000)	72,364,000
Cost of service revenue	11,620,000	3,489,000	185,000	(631,000)	14,663,000
Government fees paid	2,540,000	10,232,000	—	(556,000)	12,216,000

Total cost of service	14,160,000	13,721,000	185,000	(1,187,000)	26,879,000

Gross margin	33,646,000	8,684,000	3,155,000	—	45,485,000

Salaries and benefits	16,470,000	3,749,000	475,000	2,421,000	23,115,000
Other operating expenses	8,759,000	1,677,000	1,960,000	290,000	12,686,000
Depreciation and amortization	2,122,000	841,000	414,000	31,000	3,408,000

Income (loss) from operations	$6,295,000	$2,417,000	$306,000	$(2,742,000)	$6,276,000

Gross margin percentage of service revenue	74.3%	71.3%	94.5%	N/A	75.6%

Three Months Ended March 31, 2004 (Restated)	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$33,704,000	$8,580,000	$4,232,000	$(557,000)	$45,959,000
Reimbursed government fee revenue	2,315,000	9,159,000	—	—	11,474,000

Total revenue	36,019,000	17,739,000	4,232,000	(557,000)	57,433,000

Cost of service revenue	10,865,000	3,563,000	293,000	(557,000)	14,164,000
Government fees paid	2,315,000	9,159,000	—	—	11,474,000

Total cost of service	13,180,000	12,722,000	293,000	(557,000)	25,638,000

Gross margin	22,839,000	5,017,000	3,939,000	—	31,795,000
Salaries and benefits	12,647,000	2,448,000	865,000	1,752,000	17,712,000
Other operating expenses	6,788,000	1,073,000	2,523,000	(80,000)	10,304,000
Depreciation and amortization	1,687,000	376,000	568,000	9,000	2,640,000

Income (loss) from operations	$1,717,000	$1,120,000	$(17,000)	$(1,681,000)	$1,139,000

Gross margin percentage of service revenue	67.8%	58.5%	93.1%	N/A	69.2%

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

The gross margin percentage of service revenue increased from 67.8% to 74.3% due to the addition of the tax incentive services division, which has generally higher gross margins.

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

Income from operations was $6.3 million in the first quarter of 2005 compared to income from operations of $1.7 million in the same period of 2004. The increase in income from operations was the result of increased revenue across the segment, a reduction in operating costs due to consolidation of businesses and the addition of higher margin businesses.

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

The consolidated gross margin of service revenue was 75.6% for the three months ended March 31, 2005 compared to 69.2% for the same period in 2004. The increase is due to the change in the mix of margins related to the acquired businesses.

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

Income from operations was $6.3 million for the three months ended March 31, 2005 compared to $1.1 million for the same period in 2004. The increase of $5.2 million is comprised of an increase in operating income of $4.6 million in the Enterprise Screening segment, an increase in operating income of $1.3 million in the Risk Mitigation segment, an increase in operating income of $.3 million in the Consumer Direct segment offset by an increase of corporate expenses of $1.0 million.

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

Cash used in operating activities increased by $2.4 million from the first quarter of 2004 to the first quarter of 2005 while net income was $3.0 million in the first quarter of 2005 and $.5 million for the same period in 2004. The increase in cash used in operating activities was primarily due to payments made for accounts payable and income taxes, and an increase in accounts receivable, offset by an increase in earnings.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the fiscal quarter covered by this report on Form 10-Q/A, the Company’s disclosure controls and procedures were not effective, because of material weaknesses described below, to provide reasonable assurance that information required to be disclosed in the reports it files or submits under such Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the financial statements included in this Form 10-Q/A fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Plans for Remediation

In response, as of the date of the filing of this Form 10-Q/A, the Company implemented a more comprehensive and detailed review of the accrual procedures and the related approval process. We have also added an additional level of management personnel to review for accruals.

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

FIRST ADVANTAGE CORPORATION
(Registrant)

Date: March 31, 2006	By:	/s/ JOHN LONG
John Long
Chief Executive Officer

Date: March 31, 2006	By:	/s/ JOHN LAMSON
John Lamson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.4	Amended and Restated Security Agreement, dated March 28, 2005

10.5	Amendment to Security Agreement, dated March 28, 2005

10.6	Renewal Promissory Note, dated March 28, 2005

10.7	Amendment to Loan Agreement, dated March 28, 2005

10.8	Guaranty of Payment, dated March 28, 2005

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002