Form 10-Q/A
period 2005-06-30
FIRST ADVANTAGE CORP
filed 2006-03-31
CIK 1210677

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

Explanatory Note:

As indicated by the Company in its current report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006, the Company concluded, in consultation with its Audit Committee, that certain of its previously filed financial statements should not be relied upon because payments made to certain vendors in the occupational health division of the Company’s Employer Services segment were not properly accrued for during the periods in question. The financial statements included in this Form 10-Q/A were amended to reflect the under accrual for payments made to those certain vendors. The impact of the under accrual was a reduction in net income by $270,000 and $282,000, for the three months ended June 30, 2005 and 2004, and $464,000 and $390,000, for the six months ended June 30, 2005 and 2004, respectively.

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

First Advantage Corporation

Consolidated Financial Statements

For the Six Months Ended

June 30, 2005 and 2004

First Advantage Corporation

Consolidated Balance Sheets (Unaudited)

	June 30, 2005 (Restated)	December 31, 2004 (Restated)
Assets
Current assets:
Cash and cash equivalents	$4,071,000	$7,637,000
Accounts receivable (less allowance for doubtful accounts of $2,010,000 and $1,782,000 in 2005 and 2004, respectively)	57,090,000	43,124,000
Income tax receivable	1,396,000	—
Prepaid expenses and other current assets	2,529,000	2,141,000

Total current assets	65,086,000	52,902,000
Property and equipment, net	25,855,000	22,049,000
Goodwill	337,555,000	305,539,000
Intangible assets, net	44,106,000	40,987,000
Database development costs, net	8,636,000	8,257,000
Other assets	3,624,000	1,619,000

Total assets	$484,862,000	$431,353,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,245,000	$10,190,000
Accrued compensation	8,851,000	9,922,000
Accrued liabilities	15,675,000	12,046,000
Due to affiliates	423,000	161,000
Income taxes payable	—	3,179,000
Current portion of long-term debt and capital leases	20,729,000	19,870,000

Total current liabilities	56,923,000	55,368,000
Long-term debt and capital leases, net of current portion	114,690,000	85,910,000
Deferred income taxes	3,832,000	—
Other liabilities	5,848,000	1,635,000

Total liabilities	181,293,000	142,913,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 75,000,000 shares authorized; 7,844,483 and 7,226,801 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	8,000	7,000
Class B common stock, $.001 par value; 25,000,000 shares authorized; 16,027,286 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	16,000	16,000
Additional paid-in capital	283,958,000	271,995,000
Retained earnings	19,389,000	16,164,000
Accumulated other comprehensive income	198,000	258,000

Total stockholders’ equity	303,569,000	288,440,000

Total liabilities and stockholders’ equity	$484,862,000	$431,353,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income and Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)
Service revenue	$71,113,000	$58,032,000	$131,261,000	$103,991,000
Reimbursed government fee revenue	12,253,000	10,887,000	24,469,000	22,361,000

Total revenue	83,366,000	68,919,000	155,730,000	126,352,000

Cost of service revenue	16,805,000	17,036,000	31,468,000	31,200,000
Government fees paid	12,253,000	10,887,000	24,469,000	22,361,000

Total cost of service	29,058,000	27,923,000	55,937,000	53,561,000

Gross margin	54,308,000	40,996,000	99,793,000	72,791,000

Salaries and benefits	25,785,000	21,006,000	48,900,000	38,718,000
Other operating expenses	20,474,000	11,292,000	33,160,000	21,596,000
Depreciation and amortization	3,696,000	3,145,000	7,104,000	5,785,000

Total operating expenses	49,955,000	35,443,000	89,164,000	66,099,000

Income from operations	4,353,000	5,553,000	10,629,000	6,692,000

Other (expense) income:
Interest expense	(1,447,000)	(498,000)	(2,505,000)	(729,000)
Interest income	11,000	4,000	21,000	15,000

Total other (expense), net	(1,436,000)	(494,000)	(2,484,000)	(714,000)

Income before income taxes	2,917,000	5,059,000	8,145,000	5,978,000
Provision for income taxes	2,725,000	2,133,000	4,920,000	2,521,000

Net income	192,000	2,926,000	3,225,000	3,457,000

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(44,000)	11,000	(60,000)	11,000

Comprehensive income	$148,000	$2,937,000	$3,165,000	$3,468,000

Per share amounts:
Basic	$0.01	$0.14	$0.14	$0.16

Diluted	$0.01	$0.13	$0.14	$0.16

Weighted-average common shares outstanding:
Basic	23,754,420	21,502,035	23,525,530	21,328,629
Diluted	24,152,679	22,104,455	23,861,578	21,625,147

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2005 (Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2004, as restated	23,254,087	$23,000	$271,995,000	$258,000	$16,164,000	$288,440,000
Net income, restated	—	—	—	—	3,225,000	3,225,000
Class A Shares issued in connection with prior year acquisitions	12,779	—	233,000	—	—	233,000
Class A Shares issued in connection with stock option plan and employee stock purchase plan	79,783	—	1,221,000	—	—	1,221,000
Class A Shares issued in connection with benefit plans	46,373	—	902,000	—	—	902,000
Class A Shares issued in connection with current year acquisitions	478,747	1,000	9,499,000	—	—	9,500,000
Tax benefit related to stock options	—	—	108,000	—	—	108,000
Foreign currency translation	—	—	—	(60,000)	—	(60,000)

Balance at June 30, 2005, as restated	23,871,769	$24,000	$283,958,000	$198,000	$19,389,000	$303,569,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2005 and 2004 (Unaudited)

	For the Six Months Ended June 30,
	2005 (Restated)	2004 (Restated)
Cash flows from operating activities:
Net income	$3,225,000	$3,457,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,104,000	5,785,000
Deferred income taxes	3,832,000	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,227,000)	(11,070,000)
Prepaid expenses and other current assets	(302,000)	59,000
Other assets	(4,444,000)	(3,172,000)
Accounts payable	671,000	1,068,000
Accrued liabilities	3,261,000	4,834,000
Due to affiliates	79,000	(1,673,000)
Income taxes	(4,601,000)	3,281,000
Accrued compensation and other liabilities	3,476,000	291,000

Net cash provided by operating activities	1,074,000	2,860,000

Cash flows from investing activities:
Database development costs	(1,405,000)	(1,435,000)
Purchases of property and equipment	(5,010,000)	(2,416,000)
Cash paid for acquisitions	(20,795,000)	(44,195,000)
Cash balance of companies acquired	736,000	1,820,000

Net cash used in investing activities	(26,474,000)	(46,226,000)

Cash flows from financing activities:
Proceeds from long-term debt	33,000,000	53,000,000
Repayment of long-term debt	(12,385,000)	(12,637,000)
Proceeds from class A shares issued in connection with stock option plan and employee stock purchase plan	1,221,000	3,431,000

Net cash provided by financing activities	21,836,000	43,794,000

Effect of exchange rates on cash	(2,000)	—
(Decrease) increase in cash and cash equivalents	(3,566,000)	428,000
Cash and cash equivalents at beginning of period	7,637,000	5,637,000

Cash and cash equivalents at end of period	$4,071,000	$6,065,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,433,000	$521,000

Cash paid for income taxes	$5,643,000	$124,000

Non-cash investing and financing activities:
Class A shares issued in connection with acquisitions	$9,733,000	$9,705,000

Notes issued in connection with acquisitions	$8,905,000	$20,389,000

Class A shares issued for benefit plan	$902,000	$—

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

Restatement of Prior Years Consolidated Financial Statements

In connection with the preparation of its financial statements for the year ended December 31, 2005, the Company determined that payments made to certain vendors in the occupational health division of the Company’s Employer Services segment were not properly accrued for in prior periods. As a result, prior period expenses and corresponding liabilities were under accrued. The Company restated its consolidated balance sheet as of June 30, 2005 and December 31, 2004 and the consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the three and six months ended June 30, 2005 and 2004. The impact of the under accrual reduced diluted earnings per share $.01 for the three and six months ended June 30, 2005, and by $.02 for the three and six months ended June 30, 2004. The impact, net of tax, for periods prior to 2004 is $1,731,000 and is reflected as an adjustment to retained earnings as of December 31, 2004.

The following schedules reconcile the amounts originally reported in the Company’s financial statements to the corresponding amounts recorded in this Form 10-Q/A which have been revised to reflect the matters described above.

	Three months ended June 30, 2005		Three months ended June 30, 2004
	As Reported	As Restated	As Reported	As Restated
Service revenue	$71,113,000	$71,113,000	$58,032,000	$58,032,000
Cost of service revenue	16,347,000	16,805,000	16,558,000	17,036,000
Gross margin	54,766,000	54,308,000	41,474,000	40,996,000
Income before income taxes	3,375,000	2,917,000	5,537,000	5,059,000
Provision for income taxes	2,913,000	2,725,000	2,329,000	2,133,000
Net income	462,000	192,000	3,208,000	2,926,000
Per share amounts:
Basic	$0.02	$0.01	$0.15	$0.14
Diluted	$0.02	$0.01	$0.15	$0.13

	Six months ended June 30, 2005		Six months ended June 30, 2004
	As Reported	As Restated	As Reported	As Restated
Service revenue	$131,261,000	$131,261,000	$103,991,000	$103,991,000
Cost of service revenue	30,681,000	31,468,000	30,539,000	31,200,000
Gross margin	100,580,000	99,793,000	73,452,000	72,791,000
Income before income taxes	8,932,000	8,145,000	6,639,000	5,978,000
Provision for income taxes	5,243,000	4,920,000	2,792,000	2,521,000
Net income	3,689,000	3,225,000	3,847,000	3,457,000
Per share amounts:
Basic	$0.16	$0.14	$0.18	$0.16
Diluted	$0.15	$0.14	$0.18	$0.16

	June 30, 2005		December 31, 2004
	As Reported	As Restated	As Reported	As Restated
Accrued liabilities	$11,955,000	15,675,000	$9,113,000	$12,046,000
Income taxes payable (receivable)	129,000	(1,396,000)	4,381,000	3,179,000
Total current liabilites	53,332,000	56,923,000	53,637,000	55,368,000
Retained earnings	21,584,000	19,389,000	17,895,000	16,164,000
Total stockholders’ equity	305,764,000	303,569,000	290,171,000	288,440,000

There is no impact on the totals of net cash provided by operating activities, net cash used in investing activities, or on net cash provided by financing activities as reported on the consolidated statements of cash flows for the three and six months ended June 30, 2005 and 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)
Net income, as reported	$192,000	$2,926,000	$3,225,000	$3,457,000
Less: stock based compensation expense, net of tax	1,157,000	756,000	2,138,000	1,683,000

Pro forma net income (loss)	$(965,000)	$2,170,000	$1,087,000	$1,774,000

Earnings (loss) per share:
Basic, as reported	$0.01	$0.14	$0.14	$0.16
Basic, pro forma	$(0.04)	$0.10	$0.05	$0.08
Diluted, as reported	$0.01	$0.13	$0.14	$0.16
Diluted, pro forma	$(0.04)	$0.10	$0.05	$0.08

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

$39,200,000

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2005 and 2004 (Unaudited)

Unaudited pro forma results of operations assuming all acquisitions were consummated on January 1, 2004 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)
Total revenue	$83,367,000	$79,106,000	$159,488,000	$152,845,000

Net income	$825,000	$3,398,000	$2,985,000	$4,195,000

Earnings per share:
Basic	$0.03	$0.15	$0.13	$0.18
Diluted	$0.03	$0.14	$0.12	$0.18
Weighted-average common shares outstanding:
Basic	23,854,378	23,056,768	23,814,259	23,015,222
Diluted	24,252,637	23,795,514	24,150,308	23,465,669

The changes in the carrying amount of goodwill, by operating segment, are as follows for the six months ended June 30, 2005:

	Enterprise Screening	Risk Mitigation	Consumer Direct	Consolidated
Balance, at December 31, 2004	$182,582,000	$100,631,000	$22,326,000	$305,539,000
Acquisitions	27,301,000	2,114,000	—	29,415,000
Adjustments to net assets acquired	2,518,000	291,000	—	2,809,000
Utilization of pre-acquisition tax loss carryforwards	(208,000)	—	—	(208,000)

Balance, at June 30, 2005	$212,193,000	$103,036,000	$22,326,000	$337,555,000

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

6.	Earnings Per Share

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)
Net Income	$192,000	$2,926,000	$3,225,000	$3,457,000
Interest on convertible note, net of tax	—	40,000	—	40,000

Net Income - numerator for basic and fully diluted earnings per share	$192,000	$2,966,000	$3,225,000	$3,497,000
Denominator:
Weighted-average shares for basic earnings per share	23,754,420	21,502,035	23,525,530	21,328,629
Effect of dilutive securities	398,259	256,168	336,048	211,141
Convertible notes	—	346,252	—	85,377

Denominator for diluted earnings per share	24,152,679	22,104,455	23,861,578	21,625,147

Earnings per share:
Basic	$0.01	$0.14	$0.14	$0.16
Diluted	$0.01	$0.13	$0.14	$0.16

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

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2005 and 2004 (Unaudited)

The following table sets forth segment information for the three and six months ended June 30, 2005 and 2004.

	Revenue	Depreciation and Amortization	Income (Loss) Before Income Taxes	Assets
Three Months Ended June 30, 2005 (Restated)
Enterprise Screening	$57,943,000	$2,416,000	$10,258,000	$314,380,000
Risk Mitigation	23,008,000	828,000	2,649,000	131,623,000
Consumer Direct	3,703,000	417,000	370,000	26,536,000
Corporate and Eliminations	(1,288,000)	35,000	(10,360,000)	12,323,000

Consolidated	$83,366,000	$3,696,000	$2,917,000	$484,862,000

Three Months Ended June 30, 2004 (Restated)
Enterprise Screening	$47,464,000	$2,078,000	$6,109,000	$235,757,000
Risk Mitigation	19,031,000	484,000	2,048,000	102,341,000
Consumer Direct	2,964,000	563,000	(126,000)	34,232,000
Corporate and Eliminations	(540,000)	20,000	(2,972,000)	5,171,000

Consolidated	$68,919,000	$3,145,000	$5,059,000	$377,501,000

Six Months Ended June 30, 2005 (Restated)
Enterprise Screening	$105,749,000	$4,538,000	$16,558,000	$314,380,000
Risk Mitigation	45,413,000	1,669,000	5,070,000	131,623,000
Consumer Direct	7,043,000	831,000	677,000	26,536,000
Corporate and Eliminations	(2,475,000)	66,000	(14,160,000)	12,323,000

Consolidated	$155,730,000	$7,104,000	$8,145,000	$484,862,000

Six Months Ended June 30, 2004 (Restated)
Enterprise Screening	$83,483,000	$3,765,000	$7,809,000	$235,757,000
Risk Mitigation	36,770,000	860,000	3,171,000	102,341,000
Consumer Direct	7,196,000	1,131,000	(141,000)	34,232,000
Corporate and Eliminations	(1,097,000)	29,000	(4,861,000)	5,171,000

Consolidated	$126,352,000	$5,785,000	$5,978,000	$377,501,000

8.	Pending Acquisition

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)
Total revenue	$163,424,000	$133,994,000	$303,745,000	$256,023,000

Net income	$12,291,000	$9,984,000	$26,211,000	$19,492,000

Earnings per share:
Basic	$0.23	$0.20	$0.50	$0.39
Diluted	$0.23	$0.20	$0.50	$0.38
Weighted-average common shares outstanding:
Basic	52,827,590	50,575,205	52,598,700	50,401,799
Diluted	53,219,980	51,177,625	52,930,764	50,698,317

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Restatement of Prior Years Consolidated Financial Statements

In connection with the preparation of its financial statements for the year ended December 31, 2005, the Company determined that payments made to certain vendors in the occupational health division of the Company’s Employer Services segment were not properly accrued for in prior periods. As a result, prior period expenses and corresponding liabilities were under accrued. The Company restated its consolidated balance sheet as of June 30, 2005 and December 31, 2004 and the consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the three and six months ended June 30, 2005 and 2004. The impact of the under accrual reduced diluted earnings per share $.01 for the three and six months ended June 30, 2005, and by $.02 for the three and six months ended June 30, 2004. The impact, net of tax, for periods prior to 2004 is $1,731,000 and is reflected as an adjustment to retained earnings as of December 31, 2004.

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

Three Months Ended June 30, 2005 (Restated)	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$55,023,000	$13,078,000	$3,703,000	$(691,000)	$71,113,000
Reimbursed government fee revenue	2,920,000	9,930,000	—	(597,000)	12,253,000

Total revenue	57,943,000	23,008,000	3,703,000	(1,288,000)	83,366,000
Cost of service revenue	13,695,000	3,549,000	252,000	(691,000)	16,805,000
Government fees paid	2,920,000	9,930,000	—	(597,000)	12,253,000

Total cost of service	16,615,000	13,479,000	252,000	(1,288,000)	29,058,000
Gross margin	41,328,000	9,529,000	3,451,000	—	54,308,000
Salaries and benefits	18,517,000	4,197,000	519,000	2,552,000	25,785,000
Other operating expenses	10,140,000	1,859,000	2,146,000	6,329,000	20,474,000
Depreciation and amortization	2,416,000	828,000	417,000	35,000	3,696,000

Income (loss) from operations	$10,255,000	$2,645,000	$369,000	$(8,916,000)	$4,353,000

Gross margin percentage of service revenue	75.1%	72.9%	93.2%	N/A	76.4%

Three Months Ended June 30, 2004 (Restated)	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$44,744,000	$10,864,000	$2,964,000	$(540,000)	$58,032,000
Reimbursed government fee revenue	2,720,000	8,167,000	—	—	10,887,000

Total revenue	47,464,000	19,031,000	2,964,000	(540,000)	68,919,000
Cost of service revenue	12,994,000	4,321,000	261,000	(540,000)	17,036,000
Government fees paid	2,720,000	8,167,000	—	—	10,887,000

Total cost of service	15,714,000	12,488,000	261,000	(540,000)	27,923,000
Gross margin	31,750,000	6,543,000	2,703,000	—	40,996,000
Salaries and benefits	15,484,000	2,732,000	638,000	2,152,000	21,006,000
Other operating expenses	8,066,000	1,271,000	1,628,000	327,000	11,292,000
Depreciation and amortization	2,078,000	484,000	563,000	20,000	3,145,000

Income (loss) from operations	$6,122,000	$2,056,000	$(126,000)	$(2,499,000)	$5,553,000

Gross margin percentage of service revenue	71.0%	60.2%	91.2%	N/A	70.6%

Six Months Ended June 30, 2005 (Restated)	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$100,289,000	$25,251,000	$7,043,000	$(1,322,000)	$131,261,000
Reimbursed government fee revenue	5,460,000	20,162,000	—	(1,153,000)	24,469,000

Total revenue	105,749,000	45,413,000	7,043,000	(2,475,000)	155,730,000
Cost of service revenue	25,315,000	7,038,000	437,000	(1,322,000)	31,468,000
Government fees paid	5,460,000	20,162,000	—	(1,153,000)	24,469,000

Total cost of service	30,775,000	27,200,000	437,000	(2,475,000)	55,937,000
Gross margin	74,974,000	18,213,000	6,606,000	—	99,793,000
Salaries and benefits	34,987,000	7,946,000	994,000	4,973,000	48,900,000
Other operating expenses	18,899,000	3,536,000	4,106,000	6,619,000	33,160,000
Depreciation and amortization	4,538,000	1,669,000	831,000	66,000	7,104,000

Income (loss) from operations	$16,550,000	$5,062,000	$675,000	$(11,658,000)	$10,629,000

Gross margin percentage of service revenue	74.8%	72.1%	93.8%	N/A	76.0%

Six Months Ended June 30, 2004 (Restated)	Enterprise Screening	Risk Mitigation	Consumer Direct	Corporate and Eliminations	Total
Service revenue	$78,448,000	$19,444,000	$7,196,000	$(1,097,000)	$103,991,000
Reimbursed government fee revenue	5,035,000	17,326,000	—	—	22,361,000

Total revenue	83,483,000	36,770,000	7,196,000	(1,097,000)	126,352,000
Cost of service revenue	23,859,000	7,884,000	554,000	(1,097,000)	31,200,000
Government fees paid	5,035,000	17,326,000	—	—	22,361,000

Total cost of service	28,894,000	25,210,000	554,000	(1,097,000)	53,561,000
Gross margin	54,589,000	11,560,000	6,642,000	—	72,791,000
Salaries and benefits	28,131,000	5,180,000	1,503,000	3,904,000	38,718,000
Other operating expenses	14,854,000	2,344,000	4,151,000	247,000	21,596,000
Depreciation and amortization	3,765,000	860,000	1,131,000	29,000	5,785,000

Income (loss) from operations	$7,839,000	$3,176,000	$(143,000)	$(4,180,000)	$6,692,000

Gross margin percentage of service revenue	69.6%	59.5%	92.3%	N/A	70.0%

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

The gross margin percentage of service revenue increased from 71.0% to 75.1% primarily as a result of efficiencies realized from consolidating operations and leveraging vendor relationships.

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

Income from operations was $10.3 million in the second quarter of 2005 compared to income from operations of $6.1 million in the same period of 2004. The increase was the result of increased revenue, primarily from acquisitions. Operating costs, as a percent of revenue, declined due to consolidation of businesses and leveraging of databases.

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

The consolidated gross margin of service revenue was 76.4% for the three months ended June 30, 2005 compared to 70.6% for the same period in 2004. The increase is due to the change in the mix of margins related to the acquired businesses, and efficiencies realized from consolidating operations and leveraging vendor relationships.

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

Income from operations was $4.4 million for the three months ended June 30, 2005 compared to $5.6 million for the same period in 2004. The decrease of $1.2 million is comprised of an increase in operating income of $4.1 million in the Enterprise Screening segment, an increase in operating income of $.6 million in the Risk Mitigation segment, an increase in operating income of $.5 million in the Consumer Direct segment and an increase of corporate expenses of $6.4 million.

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

The gross margin percentage of service revenue increased from 69.6% to 74.8% was primarily due to efficiencies realized from consolidating operations and leveraging vendor relationships.

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

Income from operations was $16.6 million for the six months ended June 2005 compared to income from operations of $7.8 million in the same period of 2004. The increase in income from operations was the result of increased revenue, primarily from acquisitions. Operating costs, as a percent of revenue, declined due to consolidation of businesses and leveraging of databases.

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

The consolidated gross margin of service revenue was 76.3% for the six months ended June 30, 2005 compared to 70.0% for the same period in 2004. The increase is due to the change in the mix of margins related to the acquired businesses in addition to efficiencies realized from consolidating operations and leveraging vendor relationships.

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

Income from operations was $10.6 million for the six months ended June 30, 2005 compared to $6.7 million for the same period in 2004. The increase of $3.9 million is comprised of an increase in operating income of $8.7 million in the Enterprise Screening segment, an increase in operating income of $1.9 million in the Risk Mitigation segment, an increase in operating income of $.8 million in the Consumer Direct segment and an increase of corporate expenses of $7.5 million.

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

Cash provided from operating activities decreased $1.8 million from the six months ended June 30, 2005 compared to the same period in 2004, while net income was $3.2 million for the six months ended June 30, 2005 and $3.5 million for the same period in 2004. A $1.3 million increase in depreciation and amortization was offset by a $3.2 million increase in operating assets and liabilies, net.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the fiscal quarter covered by this report on Form 10-Q/A, the Company’s disclosure controls and procedures were not effective, because of the material weaknesses described below, to provide reasonable assurance that information required to be disclosed in the reports it files or submits under such Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the financial statements included in this Form 10-Q/A fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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