Form 10-K/A
period 2005-12-31
FIRST ADVANTAGE CORP
filed 2006-03-31
CIK 1210677

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

EXPLANATORY NOTE

First Advantage Corporation (the “Company”) is filing this Amendment No. 1 to its annual report on Form 10-K for the year ended December 31, 2005 to include Exhibit 23, Consent of Independent Registered Certified Public Accounting Firm. In addition, the Company is filing this Amendment No. 1 to its annual report on Form 10-K for the year ended December 31, 2005 to amend and restate Item 6, Selected Financial Data, to include data for 2002 and 2001 that were inadvertently omitted from the original Form 10-K. All capitalized terms not other defined in this Amendment No. 1 have the same meaning assigned to those terms in the original Form 10-K. No other amendments or changes have been made to the Company’s annual report on Form 10-K for the year ended December 31, 2005. Information not affected by this Amendment No. 1 is unchanged and reflects disclosure made at the time of the original filing on Form 10-K, as amended. This Form 10-K/A should be read in conjunction with the original Form 10-K, as amended, and the filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to such filings.

Item 6. Selected Financial Data

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

	For the year ended December 31,
	2005	2004	2003	2002	2001
Income Statement Data:
Service revenue	$596,105,000	$472,142,000	$388,776,000	$291,215,000	$239,571,000
Reimbursed government fee revenue	47,644,000	44,599,000	31,585,000	27,885,000	3,350,000
Total revenue	643,749,000	516,741,000	420,361,000	319,100,000	242,921,000
Cost of service revenue	183,976,000	147,724,000	120,890,000	85,015,000	76,021,000
Government fees paid	47,644,000	44,599,000	31,585,000	27,885,000	3,335,000
Total cost of service	231,620,000	192,323,000	152,475,000	112,900,000	79,356,000
Gross margin	412,129,000	324,418,000	267,886,000	206,200,000	163,565,000
Operating expenses	314,126,000	252,192,000	208,526,000	157,876,000	133,375,000
Impairment loss	—	—	1,739,000	—	—
Income from operations	98,003,000	72,226,000	57,621,000	48,324,000	30,190,000
Total interest (expense) income, net	(6,468,000)	(1,955,000)	317,000	(159,000)	(154,000)
Equity in earnings (loss) of investee	1,385,000	1,782,000	(326,000)	—	—
Gain on sale of investment	9,471,000	—	13,028,000	—	—
Income before income taxes and minority interest	102,391,000	72,053,000	70,640,000	48,165,000	30,036,000
Provision for income taxes	43,522,000	29,720,000	32,755,000	19,600,000	13,653,000
Income before minority interest	58,869,000	42,333,000	37,885,000	28,565,000	16,383,000
Minority interest	443,000	—	—	—	—
Net income	$58,426,000	$42,333,000	$37,885,000	$28,565,000	$16,383,000

Balance Sheet Data:
Total assets	$978,045,000	$603,104,000	$467,369,000	$332,348,000	$234,959,000
Long-term debt	$182,127,000	$86,480,000	$14,499,000	$651,000	$1,159,000
Stockholders’ equity	$582,848,000	$418,187,000	$369,013,000	$275,188,000	$192,021,000

Per Share Information:
Net income
Basic	$1.10	$0.85	$0.79	$0.67	$0.38
Diluted	$1.09	$0.85	$0.79	$0.67	$0.38
Weighted average shares outstanding
Basic	52,883,760	49,711,384	48,065,731	42,856,552	42,856,552
Diluted	53,593,155	50,035,519	48,202,464	42,856,552	42,856,552
Stockholders’ Equity	$10.45	$8.35	$7.73	N/A	N/A
Total shares outstanding at December 31,	55,764,676	50,083,354	47,722,915	N/A	N/A

Item 15 Exhibits and Financial Statement Schedule.

(a)(3)	Exhibits

Exhibit	Description
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

Exhibit	Description
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

Exhibit	Description
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

Exhibit	Description
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

10.34	Reimbursement Agreement entered into October 11, 2005 between The First American Corporation and First Advantage Corporation (filed herewith)

10.35	LeadClick Holding Company, LLC Operating Agreement by and between First American Real Estate Information Services, Inc. and First Advantage Corporation, dated November 7, 2005 (filed herewith)

21	Subsidiaries of the Company (filed herewith)

23	Consent of Independent Registered Certified Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Indicates management contract or compensatory plan, contract or arrangement.

Copies of the Company’s Form 10-K that are furnished to stockholders of the Company do not include the exhibits listed above. Any stockholder desiring copies of one or more of such exhibits should write to the Secretary of the Company specifying the exhibit or exhibits required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2006.

FIRST ADVANTAGE CORPORATION

By:
John Lamson Chief Financial Officer

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

10.34	Reimbursement Agreement entered into October 11, 2005 between The First American Corporation and First Advantage Corporation (filed herewith)

10.35	LeadClick Holding Company, LLC Operating Agreement by and between First American Real Estate Information Services, Inc. and First Advantage Corporation, dated November 7, 2005 (filed herewith)

21	Subsidiaries of the Company (filed herewith)

23	Consent of Independent Registered Certified Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Indicates management contract or compensatory plan, contract or arrangement.