Form 10-Q
period 2006-03-31
FIRST ADVANTAGE CORP
filed 2006-05-09
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

There were 10,010,843 shares of outstanding Class A Common Stock of the registrant as of May 5, 2006.

There were 47,726,521 shares of outstanding Class B Common Stock of the registrant as of May 5, 2006.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

First Advantage Corporation

Consolidated Balance Sheets (Unaudited)

(in thousands)	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$24,799	$28,380
Accounts receivable (less allowance for doubtful accounts of $5,365 and $4,918 in 2006 and 2005, respectively)	118,060	106,555
Income taxes receivable	—	1,250
Deferred income tax asset	8,614	8,019
Due from affiliates	3,236	2,756
Prepaid expenses and other current assets	6,815	6,240

Total current assets	161,524	153,200
Property and equipment, net	57,229	56,684
Goodwill	612,361	605,884
Intangible assets, net	108,816	111,274
Database development costs, net	10,378	10,127
Investment in equity investee	45,819	45,710
Other assets	2,816	3,185

Total assets	$998,943	$986,064

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,303	$37,152
Accrued compensation	31,713	27,448
Accrued liabilities	17,482	21,949
Deferred income	6,763	6,809
Income taxes payable	5,283	—
Current portion of long-term debt and capital leases	27,928	38,444

Total current liabilities	125,472	131,802
Long-term debt and capital leases, net of current portion	181,551	182,127
Deferred income tax liability	37,081	35,232
Other liabilities	5,675	6,343
Minority interest	48,659	47,712

Total liabilities	398,438	403,216

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 125,000 shares authorized; 9,792 and 9,689 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	10	10
Class B common stock, $.001 par value; 75,000 shares authorized; 47,727 and 46,076 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	48	46
Additional paid-in capital	434,955	430,026
Retained earnings	165,150	152,405
Accumulated other comprehensive income	342	361

Total stockholders’ equity	600,505	582,848

Total liabilities and stockholders’ equity	$998,943	$986,064

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income and Comprehensive Income (Unaudited)

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2006	2005
Service revenue	$181,219	$128,105
Reimbursed government fee revenue	13,129	12,216

Total revenue	194,348	140,321

Cost of service revenue	56,589	38,162
Government fees paid	13,129	12,216

Total cost of service	69,718	50,378

Gross margin	124,630	89,943

Salaries and benefits	58,634	39,275
Facilities and telecommunications	7,051	4,994
Other operating expenses	22,551	15,327
Depreciation and amortization	9,210	5,755

Total operating expenses	97,446	65,351

Income from operations	27,184	24,592

Other (expense) income:
Interest expense	(3,241)	(1,069)
Interest income	140	12

Total other (expense), net	(3,101)	(1,057)
Equity in earnings of investee	109	467

Income before income taxes and minority interest	24,192	24,002
Provision for income taxes	10,500	10,010

Income before minority interest	13,692	13,992
Minority interest	947	—

Net income	12,745	13,992
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(19)	(16)

Comprehensive income	$12,726	$13,976

Per share amounts:
Basic	$0.23	$0.27

Diluted	$0.22	$0.27

Weighted-average common shares outstanding:
Basic	55,997	51,099
Diluted	57,833	51,380

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2006 (Unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2005	55,765	$56	$430,026	$361	$152,405	$582,848
Net income	—	—	—	—	12,745	12,745
Class A Shares issued in connection with prior year acquisitions	48	—	1,233	—	—	1,233
Class A Shares issued in connection with share based compensation	56	—	1,050	—	—	1,050
Class B Shares issued in connection with the CIG acquisition	1,650	2	(2)	—	—	—
Tax benefit related to stock options	—	—	55	—	—	55
Contribution from First American for CIG liabilities prior to merger	—	—	(62)	—	—	(62)
Share based compensation	—	—	2,655	—	—	2,655
Other comprehensive loss	—	—	—	(19)	—	(19)

Balance at March 31, 2006	57,519	$58	$434,955	$342	$165,150	$600,505

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

(in thousands)	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$12,745	$13,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,210	5,755
Share based compensation	2,850	—
Minority interest	947	—
Equity in earnings of investee	(109)	(467)
Deferred income taxes	1,191	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,324)	(10,672)
Prepaid expenses and other current assets	(558)	(971)
Goodwill, intangibles and other assets	487	(2,197)
Accounts payable	(962)	(2,098)
Accrued liabilities	(3,253)	4,513
Deferred income	(558)	(1,298)
Due (from) to affiliates	(480)	3,756
Net change in income tax accounts	6,490	(3,477)
Accrued compensation and other liabilities	3,719	(212)

Net cash provided by operating activities	21,395	6,624

Cash flows from investing activities:
Database development costs	(1,081)	(843)
Purchases of property and equipment	(4,962)	(2,524)
Notes receivable	—	4,000
Cash paid for acquisitions	(7,871)	(2,500)
Cash balance of companies acquired	381	516

Net cash used in investing activities	(13,533)	(1,351)

Cash flows from financing activities:
Proceeds from long-term debt	5,633	11,500
Repayment of long-term debt	(17,743)	(9,850)
Proceeds from class A shares issued in connection with stock option plan and employee stock purchase plan	669	718
Distribution to First American from CIG prior to merger	—	(5,563)

Net cash used in financing activities	(11,441)	(3,195)

Effect of exchange rates on cash	(2)	(16)
(Decrease) increase in cash and cash equivalents	(3,581)	2,062
Cash and cash equivalents at beginning of period	28,380	9,996

Cash and cash equivalents at end of period	$24,799	$12,058

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,635	$967

Cash paid for income taxes	$2,859	$4,471

Non-cash investing and financing activities:
Class A shares issued in connection with prior years’ acquisitions	$1,233	$233

Notes issued in connection with acquisitions	$1,000	$—

Class A shares issued for benefit plan	$381	$902

Class B shares issued in connection with acquisitions	$—	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2006 and 2005 (Unaudited)

1.	Organization and Nature of Business

The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services. The business lines in the Lender Services segment offer lenders credit reporting solutions for mortgage and home equity information needs. The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, fleet management, supply chain theft and damage mitigation consulting, consumer location, criminal records reselling, subprime credit reporting, consumer credit reporting services, and lead generation services. The Dealer Services business segment serves the automotive dealer marketplace by delivering consolidated consumer credit reports, credit automation software and automotive lead development services. The Employer Services segment is comprised of the business lines that deliver global employment background verifications, hiring management solutions, occupational health services, tax credits and incentives programs and other business tax consulting services that are frequently sold to support organization’s human resource functions. The Multifamily Services segment’s business lines include resident screening, property management software and renters insurance services. The Investigative and Litigation Support Services segment consists of the business lines that support businesses, insurers and law firms nationwide with their insurance fraud investigations, surveillance, computer forensics, electronic discovery, data recovery, due diligence reporting and corporate and litigation investigative needs.

The First American Corporation and affiliates (“First American”) own approximately 83% of the shares of capital stock of the Company as of March 31, 2006. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

On March 23, 2006, the Company issued 1,650,455 shares of its Class B common stock to FADV Holdings LLC, a subsidiary of First American. The issuance of the Class B common stock was in accordance with the Master Transfer agreement with First American for the purchase of its Credit Information Group (“CIG”), which included the purchase of First American’s minority interest in DealerTrack Holdings, Inc. (“DealerTrack”). The Master Transfer agreement required the Company to issue additional shares of Class B common stock to First American in the event that DealerTrack consummated an initial public offering of its stock before the second anniversary of the closing of the CIG acquisition and the value of the minority interest in DealerTrack exceeded $50 million. The initial public offering was completed by DealerTrack on December 16, 2005. The Master Transfer agreement required the Company to issue the number of shares equal to the quotient of (x) 50% of the amount by which the value of the DealerTrack interest exceeds $50 million (based on the average closing price per share of DealerTrack’s stock over the 60 business day period beginning on the fifth business day after the completion of its initial public offering), divided by (y) $20.50.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial information included in this report has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments are of a normal recurring nature and are considered necessary for a fair statement of the results for the interim period. The year end balance data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2006 and 2005 (Unaudited)

First Advantage completed three acquisitions during the first quarter of 2006. The Company’s operating results for the three months ended March 31, 2006 and 2005 include results for the acquired entities from their respective dates of acquisition.

Operating results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain reclassifications have been made to the 2005 consolidated financial statements to conform with classifications used as of and for the period ended March 31, 2006.

As of March 31, 2006, the Company’s significant accounting polices and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, have not changed from December 31, 2005, except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment”.

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized over the period during which an employee is required to provide services in exchange for the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, results of prior periods are not restated. Share-based compensation for the first quarter of 2006 was $2.9 million ($2.2 million after tax or $0.04 per basic and diluted share).

Commencing with the first quarter of fiscal 2006, the Company began transitioning from the Black-Scholes options model to a lattice model to estimate the fair value of new employee stock options on the date of grant. The Company believes the lattice option pricing model provides a more refined estimate of the fair value of our employee stock options. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model for all grants prior to January 1, 2006. For option grants in January 2006 and thereafter, the fair value of each option grant is estimated on the date of the grant using the lattice option pricing model. Because the lattice option pricing model incorporates ranges of assumptions for inputs, those ranges are disclosed in the following table.

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2006 and 2005 (Unaudited)

	Three months ended March 31,
	2006 (Lattice)	2005 (Black-Scholes)
Expected dividend yield	0%	0%
Risk-free interest rate (1)	4.61%	4.28%
Expected volatility (2)	30%	25%
Expected life (3)	5 years	6 years

(1)	The risk-free rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant
(2)	The expected volatility is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on the Company’s historical data.
(3)	The expected life is the period of time, on average, that participants are expected to hold their options before exercise based primarily on the Company’s historical data.

As share-based compensation expense recognized in the Consolidated Statement of Income for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based primarily on historical experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

As of March 31, 2006, $17.4 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 1.5 years. There was no share-based compensation costs capitalized as of March 31, 2006.

The Company did not recognize compensation expense for employee share-based awards for the three months ended March 31, 2005. The exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of the grant per APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Prior to January 1, 2006, the Company followed SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” through disclosure only. The Company accounted for share-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, and related interpretations. The fair value for each option grant was estimated under SFAS No. 123 using the Black-Scholes pricing model. If the Company had elected or was required to apply the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to share-based employee compensation, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table for the three months ended March 31, 2005.

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2006 and 2005 (Unaudited)

(in thousands, except per share amounts)	Three Months Ended March 31, 2005
Net income, as reported	$13,992
Less: share based compensation expense, net of tax	1,308

Pro forma net income	$12,684

Earnings per share:
Basic, as reported	$0.27
Basic, pro forma	$0.25
Diluted, as reported	$0.27
Diluted, pro forma	$0.25

3.	Acquisitions

During the first quarter of 2006, the Company completed three acquisitions for $8.9 million in cash and notes, and made scheduled payments of $1.2 million of Class A shares, and $0.1 million in cash related to previous year’s acquisitions. The preliminary allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with SFAS No. 141, “Business Combinations.” The allocations may be revised in 2006. The acquisition of these companies is based on management’s consideration of past and expected future performance as well as the potential strategic fit with the long-term goals of the Company. The expected long-term growth, market position and expected synergies to be generated by inclusion of these companies are the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill.

The aggregate purchase price of acquisitions completed during 2006 is as follows:

(in thousands)
Cash	$7,871
Notes	1,000

Purchase price	$8,871

The preliminary allocation of the aggregate purchase price of this acquisition is as follows:

(in thousands)
Goodwill	$6,593
Identifiable intangible assets	1,397
Net assets acquired	881

$8,871

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2006 and 2005 (Unaudited)

The changes in the carrying amount of goodwill, by operating segment, are as follows for the three months ended March 31, 2006:

(in thousands)	Balance at December 31, 2005	Acquisitions	Adjustments to net assets acquired	Balance at March 31, 2006
Lender Services	$47,082	$—	$—	$47,082
Data Services	219,266	—	30	219,296
Dealer Services	56,893	—	—	56,893
Employer Services	180,114	6,593	(172)	186,535
Multifamily Services	46,535	—	26	46,561
Investigative and Litigation Support Services	55,994	—	—	55,994

Consolidated	$605,884	$6,593	$(116)	$612,361

The adjustment to net assets acquired represents changes in the fair value of net assets acquired in connection with acquisitions consummated within the past twelve months.

Unaudited pro forma results of operations assuming all the acquisitions were consummated on January 1, 2005 are as follows:

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2006	2005
Total revenue	$195,647	$181,267

Net income	$13,297	$14,614

Earnings per share:
Basic	$0.23	$0.27
Diluted	$0.23	$0.27
Weighted-average common shares outstanding:
Basic	57,490	54,800
Diluted	57,841	55,081

4.	Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company will complete the goodwill impairment test for all reporting units. The annual test for impairment will be performed in the fourth quarter of 2006 (using the September 30 valuation date). There have been no impairments of goodwill during the three months ending March 31, 2006.

Goodwill and other intangible assets for the periods as of March 31, 2006 and December 31, 2005 are as follows:

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2006 and 2005 (Unaudited)

(in thousands)	March 31, 2006	December 31, 2005

Goodwill	$612,361	$605,884

Intangible assets:
Customer lists	$91,600	$90,437
Noncompete agreements	13,760	13,530
Trade names	21,611	21,596
Other	129	129

	127,100	125,692
Less accumulated amortization	(18,284)	(14,418)

Intangible assets, net	$108,816	$111,274

Amortization of intangible assets totaled approximately $3.9 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively. Estimated amortization expense relating to intangible asset balances as of March 31, 2006, is expected to be as follows over the next five years:

(in thousands)
2006	$11,976
2007	15,498
2008	14,270
2009	13,318
2010	13,043
Thereafter	40,711

$108,816

The changes in the carrying amount of identifiable intangible assets are as follows for the three months ended March 31, 2006:

(in thousands)	Intangible Assets
Balance, at December 31, 2005	$111,274
Acquisitions	1,397
Adjustments	11
Amortization	(3,866)

Balance, at March 31, 2006	$108,816

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2006 and 2005 (Unaudited)

5.	Debt

Long-term debt consists of the following at March 31, 2006:

(in thousands, except percentages)
Acquisition notes:
Weighted average interest rate of 6.08% with maturities through 2010	$68,087
Bank notes:
$225 million Secured Credit Facility, interest at 30-day LIBOR plus 1.25% (5.99% at March 31, 2006), matures September 2010	140,500
Capital leases and other debt:
Various interest rates with maturities through 2006	892

Total long-term debt and capital leases	209,479
Less current portion of long-term debt and capital leases	27,928

Long-term debt and capital leases, net of current portion	$181,551

At March 31, 2006, the Company was in compliance with the financial covenants of its loan agreement.

In the quarter ending March 31, 2006, the Company repaid, in full, the principal amount of $10 million to First American scheduled to mature July 2006.

6.	Earnings Per Share

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2006	2005
Net Income - numerator for basic and fully diluted earnings per share	$12,745	$13,992

Denominator:
Weighted-average shares for basic earnings per share	55,997	51,099
Effect of dilutive securities - contingent shares	1,485	—
Effect of dilutive securities - employee stock options and warrants	351	281

Denominator for diluted earnings per share	57,833	51,380

Earnings per share:
Basic	$0.23	$0.27
Diluted	$0.22	$0.27

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2006 and 2005 (Unaudited)

For the three months ended March 31, 2006 and 2005, options and warrants totaling 815,251 and 1,316,065, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive.

7.	Share-Based Compensation

Employee Stock Purchase Plan

In August 2003, the Company’s board of directors approved the First Advantage Corporation 2003 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, allows eligible employees to purchase First Advantage Class A common stock through payroll deductions for 85% of the fair market value of the First Advantage Class A common stock. Participation in the plan is voluntary. Eligible employees may participate by authorizing payroll deductions of up to 15% of their base pay for each payroll period. At the end of each one-month offering period, each participant will receive an amount of First Advantage Class A common stock equal to the sum of that participant’s payroll deductions during such period divided by 85% of the fair market value of the common stock at the end of the period. No employee may participate in the plan if such employee owns or would own after the purchase of shares under the plan, 5% or more of the voting power of all classes of First Advantage stock. Shares of First Advantage Class A common stock issued under the Stock Purchase Plan must be held for a period of one year. A total of 1.0 million shares of First Advantage Class A common stock are reserved for issuance under the plan. A total of 20,403 and 29,446 shares have been issued in connection with the plan for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively.

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

Subject to adjustment for certain changes in the Company’s capitalization, a total of 7.0 million shares of First Advantage Class A common stock are available for issuance under the plan. The plan is administered by the 401(k) committee, which is a sub committee of the compensation committee of the board of directors of the Company.

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2006 and 2005 (Unaudited)

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

At March 31, 2006, 4,843,755 stock options to purchase shares of the Company’s common stock, 122,806 restricted stock awards, and 69,231 restricted stock units were granted under the First Advantage Corporation 2003 Incentive Compensation Plan. Share-based grants generally vest over three years at a rate of 33.4% for the first year and 33.3% for each of the two following years. The option grants expire ten years after the grant date. As of January 1, 2006, the Company accounts for these share-based grants in accordance with SFAS No. 123R, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Share-based compensation for the first quarter of 2006 was $2.9 million ($2.2 million after tax or $0.04 per basic and diluted share). Prior to adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for its share-based awards. Under the provisions of APB Opinion No. 25, the company was not required to recognize compensation expense for the cost of stock options or shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”).

Warrants and Options to Purchase Class A Common Stock, Assumed in the Merger

The Company agreed to assume the obligations of US SEARCH.com contained in all warrants to purchase common stock of US SEARCH.com outstanding on the closing date of the merger. Pursuant to the merger agreement and the terms of the warrants, the holders of the warrants are entitled to receive upon exercise thereof 0.04 of a share of First Advantage Class A common stock for each share of US SEARCH.com common stock that such warrant holder would have been entitled to receive pursuant to the warrant prior to the closing of the merger. The Company had outstanding warrants to purchase up to 185,158 shares of its common stock at exercise prices ranging from $0.25 to $29.38 per share as of March 31, 2006.

All outstanding stock options, stock appreciation rights, limited stock appreciation rights and stock purchase rights of US SEARCH.com were assumed by the Company and converted automatically into options to purchase shares of First Advantage Class A common stock calculated in accordance with the exchange ratio, rounded down to the nearest whole share. The exercise price is equal to the exercise price per share of US SEARCH.com common stock divided by the exchange ratio, rounded down to the nearest whole cent. The outstanding stock options, stock appreciation rights, limited stock appreciation rights and stock purchase rights of US SEARCH.com otherwise continue to be exercisable and vest subject to the terms and conditions applicable to

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2006 and 2005 (Unaudited)

them before the mergers. However, all outstanding stock options issued to US SEARCH.com employees and directors pursuant to the US SEARCH.com Amended and Restated 1998 Stock Incentive Plan and all outstanding stock options issued to US SEARCH.com’s non-employee directors pursuant to the US SEARCH.com 1999 Non-Employee Directors’ Stock Option Plan accelerated and became fully vested upon the occurrence of the mergers. As of March 31, 2006, the Company had outstanding options (previously issued by US SEARCH.com) to purchase up to 72,607 shares of its common stock at exercise prices ranging from $7.03 to $225.00 per share.

Stock option activity under the Company’s stock plan since December 31, 2005 is summarized as follows:

(in thousands)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2005	3,503	$21.14

Options granted	760	$24.93
Options exercised	(14)	$16.29
Options canceled	(33)	$21.38

Options outstanding at March 31, 2006	4,216	$21.84

Options exercisable, end of the quarter	1,389	$20.10

The following table summarizes information about stock options and warrants outstanding at March 31, 2006:

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2006 and 2005 (Unaudited)

(in thousands, except for exercise prices, years and weighted average amounts)
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 7.00 - $ 12.50	14	5.1	$10.40	13	$10.46
$12.51 - $ 25.00	3,485	8.3	$20.53	1,346	$19.35
$25.01 - $ 50.00	705	9.3	$27.40	18	$37.52
$50.01 - $242.25	12	4.3	$88.48	12	$88.44

	4,216			1,389

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price
$0.25 - $22.50	87	2.78	$17.08
$22.51 - $26.10	95	0.30	$26.10
$26.11 - $29.38	3	0.90	$29.38

	185

8.	Segment Information

The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

The Lender Services segment offers lenders credit reporting solutions for mortgage and home equity information needs.

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, fleet management, supply chain theft and damage mitigation consulting, consumer location, criminal records reselling, subprime credit reporting, consumer credit reporting services, and lead generation services. Revenue for the Data Services segment includes $1.1 million and $0.6 million of inter-segment sales for the three months ended March 31, 2006 and 2005, respectively.

The Dealer Services business segment serves the automotive dealer marketplace by delivering consolidated consumer credit reports, credit automation software and automotive lead development services.

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2006 and 2005 (Unaudited)

The Employer Services segment includes employment background screening, hiring management solutions, occupational health services and tax incentive services. Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs, sales and use tax programs and fleet asset management programs. Revenue for the Employer Services segment includes $0.3 million and $0.2 million of inter-segment sales for the three months ended March 31, 2006 and 2005, respectively.

The Multifamily Services segment includes resident screening and software services. Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories. Revenue for the Multifamily Services segment includes $0.1 million and $0.1 million of inter-segment sales for the three months ended March 31, 2006 and 2005, respectively.

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

International operations are included in the Employer Services segment and include revenue of $3.4 million and $0.4 for the three months ended March 31, 2006 and 2005, respectively.

The following table sets forth segment information for the three months ended March 31, 2006 and 2005.

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2006 and 2005 (Unaudited)

(in thousands)	Revenue	Depreciation and Amortization	Income (Loss) From Operations	Assets
Three Months Ended March 31, 2006
Lender Services	$45,302	$1,758	$13,481	$80,214
Data Services	47,037	3,010	9,635	317,678
Dealer Services	29,629	688	3,928	114,652
Employer Services	42,342	1,612	2,338	275,432
Multifamily Services	16,693	1,137	3,204	76,197
Investigative and Litigation Support Services	15,046	751	3,069	83,646
Corporate and Eliminations	(1,701)	254	(8,471)	51,124

Consolidated	$194,348	$9,210	$27,184	$998,943

Three Months Ended March 31, 2005
Lender Services	$39,203	$1,390	$11,781	$92,609
Data Services	29,128	1,462	6,285	151,457
Dealer Services	19,493	402	3,396	78,092
Employer Services	32,428	1,072	2,344	183,550
Multifamily Services	14,501	1,013	3,655	71,375
Investigative and Litigation Support Services	7,006	385	185	47,368
Corporate and Eliminations	(1,438)	31	(3,054)	11,846

Consolidated	$140,321	$5,755	$24,592	$636,297

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

First Advantage Corporation (Nasdaq: FADV) (“First Advantage” or the “Company”) is a global risk mitigation and business solutions provider. The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative & Litigation Support Services. First Advantage is headquartered in St. Petersburg, Florida, and has approximately 4,100 employees in offices throughout the United States and abroad. For the three months ended March 31, 2006, First Advantage has acquired three companies, which are all included in the Employer Services segment.

Operating results for the three months ended March 31, 2006 included total revenue of $194.3 million, representing an increase of 39% over the same period in 2005, with 6.2% of that growth being organic growth. Net income for the three months ended March 31, 2006 was $12.7 million. Net income decreased $1.3 million for the three months ended March 31, 2006 in comparison to the same period in 2005. Net income for the quarter ended March 31, 2006 includes the impact of adopting SFAS 123R “Share Based Payment,” which reduced net income by $2.2 million or $0.04 per diluted share.

Critical Accounting Policies and Estimates

Critical accounting policies are those policies used in the preparation of the company’s financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for year ended December 31, 2005.

Share-Based Compensation

Effective January 1, 2006, the Company accounts for employee share-based compensation costs in accordance with SFAS No. 123R. Commencing with the first quarter of fiscal 2006, the Company began transitioning from the Black-Scholes options model to a lattice model to estimate the fair value of new employee stock options on the date of grant. The Company believes the lattice option pricing model provides a more refined estimate of the fair value of the employee stock options. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model for all grants prior to January 1, 2006. For option grants in January 2006 and thereafter, the fair value of each option grant is estimated on the date of the grant using the lattice option pricing model. The fair value calculation requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS No. 123R, the Company now estimates forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.

The following is a summary of the operating results by the Company’s business segments for the three months ended March 31, 2006 and March 31, 2005.

(in thousands, except percentages)
Three Months Ended March 31, 2006	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate	Total
Service revenue	$45,302	$35,881	$29,629	$39,662	$16,693	$15,046	$(994)	$181,219
Reimbursed government fee revenue	—	11,156	—	2,680	—	—	(707)	13,129

Total revenue	45,302	47,037	29,629	42,342	16,693	15,046	(1,701)	194,348
Cost of service revenue	15,051	10,674	15,726	11,399	1,567	3,075	(903)	56,589
Government fees paid	—	11,156	—	2,680	—	—	(707)	13,129

Total cost of service	15,051	21,830	15,726	14,079	1,567	3,075	(1,610)	69,718
Gross margin	30,251	25,207	13,903	28,263	15,126	11,971	(91)	124,630
Salaries and benefits	12,696	5,766	4,374	15,991	6,874	5,886	7,047	58,634
Facilities and telecommunications	1,853	713	379	1,838	897	423	948	7,051
Other operating expenses	463	6,083	4,534	6,484	3,014	1,842	131	22,551
Depreciation and amortization	1,758	3,010	688	1,612	1,137	751	254	9,210

Income (loss) from operations	$13,481	$9,635	$3,928	$2,338	$3,204	$3,069	$(8,471)	$27,184

Operating margin percentage	29.8%	26.9%	13.3%	5.9%	19.2%	20.4%	N/A	15.0%

Three Months Ended March 31, 2005	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate	Total
Service revenue	$39,203	$18,896	$19,493	$29,888	$14,501	$7,006	$(882)	$128,105
Reimbursed government fee revenue	—	10,232	—	2,540	—	—	(556)	12,216

Total revenue	39,203	29,128	19,493	32,428	14,501	7,006	(1,438)	140,321
Cost of service revenue	12,584	2,421	9,226	10,291	1,430	3,092	(882)	38,162
Government fees paid	—	10,232	—	2,540	—	—	(556)	12,216

Total cost of service	12,584	12,653	9,226	12,831	1,430	3,092	(1,438)	50,378
Gross margin	26,619	16,475	10,267	19,597	13,071	3,914	—	89,943
Salaries and benefits	11,765	3,686	2,757	10,933	5,013	2,388	2,733	39,275
Facilities and telecommunications	1,559	567	149	1,429	848	238	204	4,994
Other operating expenses	124	4,475	3,563	3,819	2,542	718	86	15,327
Depreciation and amortization	1,390	1,462	402	1,072	1,013	385	31	5,755

Income (loss) from operations	$11,781	$6,285	$3,396	$2,344	$3,655	$185	$(3,054)	$24,592

Operating margin percentage	30.1%	33.3%	17.4%	7.8%	25.2%	2.6%	N/A	19.2%

Lender Services Segment

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Total service revenue was $45.3 million for the three months ended March 31, 2006, an increase of $6.1 million compared to service revenue of $39.2 million in the same period of 2005. The acquisition of mortgage credit reporting businesses during the first and fourth quarters of 2005 accounted for the increase.

Cost of service revenue was $15.1 million for the three months ended March 31, 2006, an increase of $2.5 million compared to cost of service revenue of $12.6 million in the same period of 2005. The acquisition of mortgage credit reporting businesses during the first and fourth quarters of 2005 accounted for substantially all of the increase in the cost of service revenue. The gross margin percentage remained constant at approximately 67% in 2006 when compared to 2005.

Salaries and benefits increased by $.9 million. Salaries and benefits were 28.0% of service revenue in the first quarter of 2006 compared to 30.0% in the same period of 2005. Salaries and benefits expense increased due to the acquisitions, and the percentage decrease is primarily due to the operational efficiencies, consolidation of the acquired businesses, and a decrease in benefit costs.

Facilities and telecommunication expenses increased by $.3 million. Facilities and telecommunication expenses were 4.1% of service revenue in the first quarter of 2006 and 4.0% in the same period of 2005. Facilities and telecommunication expenses increased due to the absence in 2006 of credits from telecom vendors that were received during the same period in 2005, and due to the acquisitions. The percentage increase is primarily due to the absence of the telecom credits in 2006.

Other operating expenses increased by $.3 million. Other operating expenses were 1.0% of service revenue in the first quarter of 2006 and 0.3% in the same period of 2005. The change in 2006 is primarily due to the acquisitions.

Depreciation and amortization increased by $.4 million due to an increase in amortization of intangible assets as a result of the acquisitions. Depreciation and amortization were 3.9% of service revenue as of March 2006 compared to 3.5% in the same period in 2005.

The operating margin percentage decreased from 30.1% to 29.8% primarily due to the impact of the two acquisitions which have lower operating margins.

Income from operations was $13.5 million for the three months ended March 2006 compared to $11.8 million as of March 31, 2005. Operating income from existing businesses increased by $.6 million.

Data Services Segment

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Total service revenue was $35.9 million for the three months ended March 31, 2006, an increase of $17.0 million compared to service revenue of $18.9 million in the same period of 2005. The acquisition of a lead generation business in fourth quarter 2005 accounted for $13.2 million of the revenue growth.

Cost of service revenue was $10.7 million for the three months ended March 31, 2006, an increase of $8.3 million compared to cost of service revenue of $2.4 million in the same period of 2005. The acquisition during the fourth quarter of 2005 accounted for substantially all of the increase in the cost of service revenue.

Salaries and benefits increased by $2.1 million. Salaries and benefits were 16.1% of service revenue in the first quarter of 2006 compared to 19.5% in the same period of 2005. The increase in expense is due to additional employees brought in through acquisitions. The percentage decrease is due to operational efficiencies achieved on the higher revenue during the first quarter of 2006.

Facilities and telecommunication expenses were comparable to the same period in 2005. Facilities and telecommunication expenses were 2.0% of service revenue in the first quarter of 2006 and 3.0% in the first quarter of 2005. The percentage decrease is primarily due to the costs remaining constant compared to increased revenues.

Other operating expenses increased by $1.6 million. Other operating expenses were 17.0% of service revenue in the first quarter of 2006 and 23.7% in the first quarter of 2005. The increase is largely attributable to increased allocations from the Lender Services segment, marketing expenses, consulting fees and membership costs that are all correlated to increased revenues. The decrease in the percentage is due to operational efficiencies achieved on the higher revenue during the first quarter of 2006.

Depreciation and amortization increased by $1.5 million due to an increase in amortization of intangible assets as a result of the acquisitions.

The operating margin percentage decreased from 33.3% to 26.9%. The decrease in the operating margin is primarily due to a change in the revenue mix of businesses in the first quarter 2006 as compared to the same period in 2005.

Income from operations was $9.6 million for the first quarter of 2006 compared to $6.3 million in the first quarter of 2005. Substantially all of the increase is related to the 2005 acquisition.

Dealer Services Segment

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Total service revenue was $29.6 million for the three months ended March 31, 2006, an increase of $10.1 million compared to service revenue of $19.5 million in the same period of 2005. The acquisition of an automotive lead generation business during the second quarter of 2005 accounted for $7.5 million of the increase and an increase in transactions accounted for the additional growth in service revenue.

Cost of service revenue was $15.7 million for the three months ended March 31, 2006, an increase of $6.5 million compared to cost of service revenue of $9.2 million in the same period of 2005. The acquisition of an automotive lead generation business during the second quarter of 2005 accounted for $4.4 million of the increase, and an increase in transactions accounted for the additional increase in the cost of service revenue.

Salaries and benefits increased by $1.6 million. Salaries and benefits were 14.8% of service revenue in the first quarter of 2006 compared to 14.1% in the same period of 2005. The increase in salaries and benefits expense is primarily due to the acquisition.

Facilities and telecommunication expenses increased by $.2 million. Facilities and telecommunication expenses were 1.3% of service revenue in the first quarter of 2006 and 0.8% in the first quarter of 2005. The increase is primarily due to the acquisition.

Other operating expenses increased by $1.0 million. Other operating expenses were 15.3% of service revenue in the first quarter of 2005 and 18.3% in the same period of 2005. The increase in other operating expenses is primarily due to the acquisition, and the percentage decrease is due to operational efficiencies realized on the increase in revenues.

Depreciation and amortization increased by $.3 million due to an increase in amortization of intangible assets as a result of the acquisition.

The operating margin percentage decreased from 17.4% to 13.3% primarily due to the impact of the acquisition in 2005.

Income from operations was $3.9 million for the three months ended March 2006 compared to $3.4 million for the same period in 2005. Operating income from existing businesses increased by $.7 million.

Employer Services Segment

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Total service revenue was $39.7 million for the three months ended March 31, 2006, an increase of $9.8 million compared to service revenue of $29.9 million in the same period of 2005. The increase was primarily driven by the addition of $9.3 million of revenue from acquisitions.

Salaries and benefits increased by $5.1 million. Salaries and benefits were 40.3% of service revenue in the first quarter of 2006 compared to 36.6% in the same period of 2005. The number of employees has increased due to acquisitions and the growth of this segment in comparison to the same period in 2005. Approximately $.5 million of the increase in expense is related to the share based compensation expense recorded for this segment in the first quarter 2006.

Facilities and telecommunication expenses increased by $.4 million. Facilities and telecommunication expenses were 4.6% of service revenue in the first quarter of 2006 and 4.8% in the first quarter of 2005.

Other operating expenses increased by $2.7 million. Other operating expenses were 16.3% of service revenue in the first quarter of 2006 and 12.8% for the same period of 2005. The increase in other operating expenses is due to costs incurred in integrating and consolidating operations, product and geographic expansion and cross selling initiatives.

Depreciation and amortization increased by $.5 million primarily due to the addition of intangible assets related to the acquisitions.

The operating margin percentage decreased from 7.8% to 5.9% primarily due to a greater increase in operating expense quarter over quarter versus the increase in revenue.

Income from operations was comparable to the same period in 2005.

Multifamily Services Segment

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Total service revenue was $16.7 million for the three months ended March 31, 2006, an increase of $2.2 million compared to service revenue of $14.5 million in the same period of 2005. The increase is derived from organic growth of 7.3% and two acquisitions in the second half of 2005. The organic growth is driven by expanded market share and an increase in products and services.

Salaries and benefits increased by $1.9 million. Salaries and benefits were 41.2% of service revenue for the first quarter of 2006 compared to 34.6% of service revenue in the same period of 2005. This is primarily due to an increase in employees as a result of acquisitions and product expansion, and share based compensation expense.

Facilities and telecommunication expenses are comparable to the same period of 2005. Facilities and telecommunication expenses were 5.4% of service revenue in the first quarter of 2006 and 5.8% in the first quarter of 2005.

Other operating expenses increased by $.5 million and were 18.1% of service revenue in the first quarter of 2006 compared to 17.5% in the same period of 2005. This increase was primarily due to an increase in professional fees and leased equipment related to the growth of the segment and increased regulatory costs.

Depreciation and amortization is comparable to the same period of 2005. Depreciation and amortization was 6.8% of service revenue in the first quarter of 2006 compared to 7.0% in the same period of 2005. Amortization of intangibles increased due to acquisitions, offset by a decrease in depreciation from fully depreciated fixed assets.

The operating margin percentage decreased from 25.2% to 19.2% due to costs incurred in connection with product expansion, primarily property management software.

Income from operations was $3.2 million in the first quarter of 2006 compared to income from operations of $3.7 million in the same period of 2005.

Investigative and Litigation Services Segment

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Total service revenue was $15.0 million for the three months ended March 31, 2006, an increase of $8.0 million compared to service revenue of $7.0 million in the same period of 2005. The increase is predominantly driven by the three 2005 acquisitions in this segment.

Salaries and benefits increased by $3.5 million. Salaries and benefits were 39.1% of service revenue in the first quarter of 2006 compared to 34.1% in the same period of 2005. The increases are mainly due to the acquisitions and the related increase in employees.

Facilities and telecommunication expenses increased by $.2 million. Facilities and telecommunication expenses were 2.8% of service revenue in the first quarter of 2006 and 3.4% in the first quarter of 2005. The increase in expense is predominantly driven by the three 2005 acquisitions in this segment. The decrease, as a percentage of sales, is due to operational efficiencies realized on increased revenues.

Other operating expenses increased by $1.1 million. Other operating expenses were 12.2% of service revenue in the first quarter of 2006 and 10.2% for the same period of 2005. The increase is predominantly driven by the three 2005 acquisitions in this segment.

Depreciation and amortization increased by $.4 million. The increase is due to the increase in acquisition related intangibles.

The operating margin percentage increased from 2.6% to 20.4%. The increase in margin is primarily due to the acquisition, in the third quarter of 2005, of an investigative business that concentrates on higher margin electronic discovery services as opposed to surveillance services.

Income from operations was $3.1 million for the first quarter of 2006 compared to $.2 million compared to income from operations in the period of 2005. The increase in operating income is primarily due to the acquisition of an electronic discovery business in third quarter.

Corporate

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. Additional costs were incurred for the increased level of professional fees for audit related services, Sarbanes Oxley compliance, and increased staffing in the technology and legal departments to support corporate growth. The corporate expenses were $8.5 million in the first quarter of 2006 compared to expenses of $3.1 million in the same period of 2005. Approximately $4.3 million is due to an increase in salaries and benefits, of which, approximately $1.5 million is share based compensation expense recorded in 2006 related to the adoption of SFAS 123R.

Consolidated Results

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Consolidated service revenue for the three months ended March 31, 2006 was $181.2 million, an increase of $53.1 million compared to service revenue of $128.1 million in the same period in 2005. Acquisitions accounted for $45.3 million of the increase.

Salaries and benefits were 32.4% of service revenue for the three months ended March 31, 2006 and 30.7% for the same period in 2005. The increase is related to additional employees added through acquisitions and company growth. In addition, approximately $2.9 million in expense was recorded for share based compensation in first quarter 2006.

Facilities and telecommunication increased by $2.1 million compared to the same period in 2005. Facilities and telecommunication expenses were 3.9% of service revenue in the first quarter of 2006 and 2005. The additional expense is due to acquisitions and the new corporate facilities.

Other operating expenses increased by $7.2 million compared to the same period in 2005. Other operating expenses were 12.4% of service revenue for the three months ended March 31, 2006 and 12.0% compared to the same period for 2005. The increase is primarily related to increased marketing fees related to revenue and an increase in professional fees in the first quarter of 2006 related to temporary labor, legal fees and costs related to regulatory compliance.

Depreciation and amortization increased by $3.5 million due to an overall increase in amortization of intangible assets as a result of acquisitions and asset additions related to the new corporate facilities.

The consolidated operating margin was 15.0% for the three months ended March 31, 2006, compared to 19.2% for the same period in 2005. The decrease is due to the change in the mix of margins related to the acquired businesses, the additional share based compensation expense, the additional facilities expense, offset by efficiencies realized from consolidating operations and leveraging vendor relationships.

Income from operations was $27.2 million for the three months ended March 31, 2006 compared to $24.6 million for the same period in 2005. The increase of $2.6 million is comprised of an increase in operating income of $1.7 million in Lender Services, $3.4 million in Data Services, $.5 million in Dealer Services and $2.9 million in Investigative and Litigation Support Services offset by decreases in operating income $.5 million at Multifamily Services and an increase of corporate expenses of $5.4 million.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank. As of March 31, 2006, cash and cash equivalents were $24.8 million.

Net cash provided by operating activities was $21.4 million compared to cash provided by operating activities of $6.6 million for the three months ended March 31, 2006 and 2005, respectively.

Cash provided by operating activities increased by $14.8 million from the first quarter of 2005 to the first quarter of 2006 while net income was $12.7 million in the first quarter of 2006 and $14.0 million for the same period in 2005. The increase in cash provided by operating activities was primarily due to the shared based compensation recorded in 2006, an increase in tax liabilities, an increase in accrued compensation and other liabilities, and an increase in depreciation and amortization, offset by payments made for accrued liabilities, and an increase in accounts receivable.

Cash used in investing activities was $13.5 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively. In the first quarter of 2006, net cash in the amount of $7.9 million was used for acquisitions compared to $2.5 million in 2005. Purchases of property and equipment were $6.0 million in the first quarter of 2006 compared to $3.4 million in the same period of 2005.

Cash used in financing activities was $11.4 million for the three months ended March 31, 2006, compared to $3.2 million for the three months ended March 31, 2005. In the first quarter of 2006, proceeds from existing credit facilities were $5.6 million compared to $11.5 million in 2005. Repayment of debt was $17.7 million in the first quarter of 2006 and $9.9 million in the same period of 2005.

First Advantage filed a new Registration Statement with the Securities and Exchange Commission for the issuance of up to 5,000,000 shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on January 9, 2006. A total of 356,305 shares were issued for acquisitions as of March 31, 2006.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 2,000,000 shares of our Class A common stock, par value $.001 per share, from time to time for general corporate purposes. The Registration Statement was declared effective on January 3, 2005. No shares have been issued as of March 31, 2006.

In 2006, First Advantage seeks to acquire other businesses as part of its growth strategy. The Company will continue to evaluate acquisitions in order to achieve economies of scale, expand market share and enter new markets. The extent of future acquisitions, however, is dependent upon the availability of capital and liquidity to fund such acquisitions.

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

The following is a schedule of long-term contractual commitments, as of March 31, 2006, over the periods in which they are expected to be paid.

In thousands	2006	2007	2008	2009	2010	Thereafter	Total
Advertising commitments	$300	$—	$—	$—	$—	$—	$300
Minimum contract purchase commitments	2,274	2,494	2,259	195	195	—	7,417
Operating leases	14,872	16,441	13,026	10,208	7,784	25,074	87,405
Debt and capital leases	21,607	18,844	15,207	6,461	147,360	—	209,479
Interest payments related to debt (1)	9,053	10,872	9,927	9,165	6,568	—	45,585

Total	$48,106	$48,651	$40,419	$26,029	$161,907	$25,074	$350,186

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s risk since filing its Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures

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

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

First Advantage’s subsidiaries are involved in litigation from time to time in the ordinary course of their businesses. The Company does not believe that the outcome of any pending or threatened litigation involving these entities will have a material adverse effect on our financial position, operating results or cash flows.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for Fiscal Year Ending December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 23, 2006, the Company issued 1,650,455 shares of its Class B common stock to FADV Holdings LLC, a subsidiary of First American. The issuance of the Class B common stock was in accordance with the Master Transfer agreement with First American for the purchase of its Credit Information Group (“CIG”), which included the purchase of First American’s minority interest in DealerTrack Holdings, Inc. (“DealerTrack”). The Master Transfer agreement required the Company to issue additional shares of Class B common stock to First American in the event that DealerTrack consummated an initial public offering of its stock before the second anniversary of the closing of the CIG acquisition and the value of the minority interest in DealerTrack exceeded $50 million. The initial public offering was completed by DealerTrack on December 16, 2005. The Master Transfer agreement required the Company to issue the number of shares equal to the quotient of (x) 50% of the amount by which the value of the DealerTrack interest exceeds $50 million (based on the average closing price per share of DealerTrack’s stock over the 60 business day period beginning on the fifth business day after the completion of its initial public offering), divided by (y) $20.50.

In issuing these shares, the Company relied on exemptions from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated pursuant to the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

10.1	Amendment to Stockholders’ Agreement

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ADVANTAGE CORPORATION

(Registrant)

Date: May 9, 2006	By:	/s/ JOHN LONG
John Long
Chief Executive Officer

Date: May 9, 2006	By:	/s/ JOHN LAMSON
John Lamson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment to Stockholders’ Agreement

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002