Form 10-K/A
period 2005-12-31
FIRST ADVANTAGE CORP
filed 2006-05-30
CIK 1210677

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

First Advantage Corporation (the “Company”) is filing this Amendment No. 2 to its annual report on Form 10-K for the fiscal year ended December 31, 2005 to include the signature of our chief financial officer as required by General Instructions D for Form 10-K. The signature was previously inadvertently omitted in Amendment No. 1 to Form 10-K/A for the fiscal year ended December 31, 2005. Information not affected by this Amendment No. 2 is unchanged and reflects disclosure made at the time of the original filing on Form 10-K, as amended. This Form 10-K/A should be read in conjunction with the original Form 10-K, as amended, and the filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 Amendment No. 2 to annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of May 2006.

FIRST ADVANTAGE CORPORATION

By:	/s/ John Lamson
John Lamson Chief Financial Officer