Form 10-Q
period 2006-06-30
FIRST ADVANTAGE CORP
filed 2006-08-07
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

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

There were 10,370,900 shares of outstanding Class A Common Stock of the registrant as of August 1, 2006.

There were 47,726,521 shares of outstanding Class B Common Stock of the registrant as of August 1, 2006.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

First Advantage Corporation

Consolidated Balance Sheets (Unaudited)

(in thousands)	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$19,118	$28,380
Restricted cash	483	—
Accounts receivable (less allowance for doubtful accounts of $5,747 and $4,918 in 2006 and 2005, respectively)	135,914	106,555
Income taxes receivable	2,988	1,250
Deferred income tax asset	9,500	8,019
Due from affiliates	—	2,756
Prepaid expenses and other current assets	9,482	6,240

Total current assets	177,485	153,200
Property and equipment, net	62,185	56,684
Goodwill	633,718	605,884
Intangible assets, net	109,611	111,274
Database development costs, net	10,459	10,127
Investment in equity investee	46,370	45,710
Other assets	3,715	3,185

Total assets	$1,043,543	$986,064

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,534	$37,152
Accrued compensation	27,192	27,448
Accrued liabilities	14,386	21,949
Deferred income	8,168	6,809
Due to affiliates	4,366	—
Current portion of long-term debt and capital leases	27,120	38,444

Total current liabilities	120,766	131,802
Long-term debt and capital leases, net of current portion	200,507	182,127
Deferred income tax liability	36,414	35,232
Other liabilities	5,602	6,343

Total liabilities	363,289	355,504
Minority interest	47,444	47,712
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 125,000 authorized; 10,338 and 9,689 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	10	10
Class B common stock, $.001 par value; 75,000 shares authorized; 47,727 and 46,076 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	48	46
Additional paid-in capital	450,539	430,026
Retained earnings	181,787	152,405
Accumulated other comprehensive income	426	361

Total stockholders’ equity	632,810	582,848

Total liabilities and stockholders’ equity	$1,043,543	$986,064

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income and Comprehensive Income (Unaudited)

(in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Service revenue	$191,740	$151,171	$372,959	$279,276
Reimbursed government fee revenue	13,383	12,253	26,512	24,469

Total revenue	205,123	163,424	399,471	303,745

Cost of service revenue	59,153	45,770	115,742	83,932
Government fees paid	13,383	12,253	26,512	24,469

Total cost of service	72,536	58,023	142,254	108,401

Gross margin	132,587	105,401	257,217	195,344

Salaries and benefits	58,746	44,387	117,380	83,662
Facilities and telecommuncations	7,529	7,776	14,580	12,770
Other operating expenses	23,500	22,349	46,051	37,676
Depreciation and amortization	9,518	6,645	18,728	12,400

Total operating expenses	99,293	81,157	196,739	146,508

Income from operations	33,294	24,244	60,478	48,836

Other (expense) income:
Interest expense	(3,250)	(1,466)	(6,491)	(2,535)
Interest income	162	14	302	26

Total other (expense), net	(3,088)	(1,452)	(6,189)	(2,509)
Equity in earnings of investee	551	485	660	952

Income before income taxes and minority interest	30,757	23,277	54,949	47,279
Provision for income taxes	13,387	11,083	23,887	21,093

Income before minority interest	17,370	12,194	31,062	26,186
Minority interest	733	(25)	1,680	(25)

Net income	16,637	12,219	29,382	26,211
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	84	(44)	65	(60)

Comprehensive income	$16,721	$12,175	$29,447	$26,151

Per share amounts:
Basic	$0.29	$0.23	$0.52	$0.50

Diluted	$0.29	$0.23	$0.51	$0.50

Weighted-average common shares outstanding:
Basic	57,730	52,828	56,868	52,599
Diluted	57,929	53,226	58,019	52,935

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2006 (Unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2005	55,765	$56	$430,026	$361	$152,405	$582,848
Net income	—	—	—	—	29,382	29,382
Class A Shares issued in connection with prior year acquisitions	117	—	2,903	—	—	2,903
Class A Shares issued in connection with current year acquisitions	387	—	9,200	—	—	9,200
Class A Shares issued in connection with share-based compensation and warrants	94	—	1,746	—	—	1,746
Class A Shares issued in connection with 401(k) match	52	—	1,261	—	—	1,261
Class B Shares issued in connection with the CIG acquisition	1,650	2	(2)	—	—	—
Tax benefit related to stock options	—	—	82	—	—	82
Settlement with First American for CIG liabilities prior to merger	—	—	(62)	—	—	(62)
Share-based compensation	—	—	5,385	—	—	5,385
Other comprehensive income	—	—	—	65	—	65

Balance at June 30, 2006	58,065	$58	$450,539	$426	$181,787	$632,810

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005 (Unaudited)

(in thousands)	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$29,382	$26,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,728	12,400
Share-based compensation	5,962	—
Minority interest	1,680	—
Equity in earnings of investee	(660)	(952)
Deferred income taxes	(804)	(2,432)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(22,979)	(22,658)
Prepaid expenses and other current assets	(2,284)	(1,244)
Goodwill, intangibles and other assets	2,762	(4,085)
Accounts payable	(4,050)	(3,169)
Accrued liabilities	(4,733)	7,373
Deferred income	(480)	(1,556)
Due to affiliates	7,122	926
Net change in income tax accounts	(1,816)	(4,601)
Accrued compensation and other liabilities	(164)	2,935
Minority interest liability	(1,948)	—

Net cash provided by operating activities	25,718	9,148

Cash flows from investing activities:
Database development costs	(1,958)	(1,690)
Purchases of property and equipment	(12,962)	(7,347)
Notes receivable	—	3,949
Cash paid for acquisitions	(25,713)	(20,795)
Cash balance of companies acquired	2,962	5,385

Net cash used in investing activities	(37,671)	(20,498)

Cash flows from financing activities:
Proceeds from long-term debt	32,777	33,000
Repayment of long-term debt	(31,458)	(15,504)
Proceeds from Class A shares issued in connection with stock option plan and employee stock purchase plan	1,365	1,221
Distribution to First American from CIG prior to merger	—	(9,301)

Net cash provided by financing activities	2,684	9,416

Effect of exchange rates on cash	7	(2)
Decrease in cash and cash equivalents	(9,262)	(1,936)
Cash and cash equivalents at beginning of period	28,380	9,996

Cash and cash equivalents at end of period	$19,118	$8,060

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,198	$2,499

Cash paid for income taxes	$23,187	$10,548

Non-cash investing and financing activities:
Class A shares issued in connection with acquisitions	$12,103	$9,733

Notes issued in connection with acquisitions	$5,600	$8,905

Class A shares issued for benefit plan	$1,642	$902

Class B shares issued in connection with acquisitions	$—	$46,000

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2006 and 2005 (Unaudited)

1.	Organization and Nature of Business

First Advantage Corporation (“the Company”) operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services. The business lines in the Lender Services segment offer lenders credit reporting solutions for mortgage and home equity information needs. The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, fleet management, supply chain theft and damage mitigation consulting, consumer location, criminal records reselling, subprime credit reporting, consumer credit reporting services, and lead generation services. The Dealer Services segment serves the automotive dealer marketplace by delivering consolidated consumer credit reports, credit automation software and automotive lead development services. The Employer Services segment is comprised of the business lines that deliver global employment background verifications, hiring management solutions, occupational health services, tax credits and incentives programs and other business tax consulting services that are frequently sold to support organization’s human resource functions. The Multifamily Services segment’s business lines include resident screening, property management software and renters insurance services. The Investigative and Litigation Support Services segment supports businesses, insurers and law firms nationwide with their insurance fraud investigations, surveillance, computer forensics, electronic discovery, data recovery, due diligence reporting and corporate and litigation investigative needs.

The First American Corporation and affiliates (“First American”) own approximately 82% of the shares of capital stock of the Company as of June 30, 2006. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

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

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2006 and 2005 (Unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial information included in this report has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments are of a normal recurring nature and are considered necessary for a fair statement of the results for the interim period. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

First Advantage completed seven acquisitions during the six months ended June 30, 2006. The Company’s operating results for the three and six months ended June 30, 2006 and 2005 include results for the acquired entities from their respective dates of acquisition.

Operating results for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain reclassifications have been made to the 2005 consolidated financial statements to conform with classifications used as of and for the period ended June 30, 2006.

As of June 30, 2006, the Company’s significant accounting polices and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, have not changed from December 31, 2005, except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment”.

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2006 and 2005 (Unaudited)

transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized over the period during which an employee is required to provide services in exchange for the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, results of prior periods are not restated. Share-based compensation expense for the three and six months ended June 30, 2006 was $3.1 million ($2.3 million after tax or $0.04 per basic and diluted share) and $6.0 million ($4.4 million after tax or $0.08 per basic and diluted share), respectively.

Commencing with the first quarter of fiscal 2006, the Company began transitioning from the Black-Scholes options model to a lattice model to estimate the fair value of new employee stock options on the date of grant. The Company believes the lattice option pricing model provides a more refined estimate of the fair value of our employee stock options. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model for all grants prior to January 1, 2006. For option grants in January 2006 and thereafter, the fair value of each option grant is estimated on the date of the grant using the lattice option pricing model. The lattice option pricing model incorporates the following.

	Three and six months ended June 30,
	2006	2005
	(Lattice)	(Black-Scholes)
Expected dividend yield	0%	0%
Risk-free interest rate (1)	4.61%	4.18%
Expected volatility (2)	30%	25%
Expected life (3)	5 years	6 years

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

As share-based compensation expense recognized in the Consolidated Statement of Income for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based primarily on historical experience. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2006 and 2005 (Unaudited)

As of June 30, 2006, $14.8 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 1.7 years. There were no share-based compensation costs capitalized as of June 30, 2006.

The Company did not recognize compensation expense for employee share-based awards for the three and six months ended June 30, 2005. The exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of the grant per APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Prior to January 1, 2006, the Company followed SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No.148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” through disclosure only. The Company accounted for share-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, and related interpretations. The fair value for each option grant was estimated under SFAS No. 123 using the Black-Scholes pricing model. If the Company had elected or was required to apply the fair value recognition provisions of SFAS No. 123, to share-based employee compensation, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table for the three and six months ended June 30, 2005.

(in thousands, except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$12,219	$26,211
Less: share-based compensation expense, net of tax	1,543	2,851

Pro forma net income	$10,676	$23,360

Earnings per share:
Basic, as reported	$0.23	$0.50
Basic, pro forma	$0.20	$0.44
Diluted, as reported	$0.23	$0.50
Diluted, pro forma	$0.20	$0.44

3.	Acquisitions

During the six months ended June 30, 2006, the Company completed seven acquisitions for $40.5 million in cash, notes and stock, and made scheduled payments of $2.9 million of Class A shares, and $0.1 million in cash related to previous year’s acquisitions. The preliminary allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with SFAS No. 141, “Business Combinations.” The allocations may be revised in 2006. The

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2006 and 2005 (Unaudited)

acquisition of these companies is based on management’s consideration of past and expected future performance as well as the potential strategic fit with the long-term goals of the Company. The expected long-term growth, market position and expected synergies to be generated by inclusion of these companies are the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill.

The aggregate purchase price of acquisitions completed during 2006 is as follows:

(in thousands)
Cash	$25,713
Notes	5,600
Stock (387 Class A shares)	9,200

Purchase price	$40,513

The preliminary allocation of the aggregate purchase price of this acquisition is as follows:

(in thousands)
Goodwill	$31,213
Identifiable intangible assets	6,101
Net assets acquired	3,199

$40,513

The changes in the carrying amount of goodwill, by operating segment, are as follows for the six months ended June 30, 2006:

(in thousands)	Balance at December 31, 2005	Acquisitions	Adjustments to net assets acquired	Balance at June 30, 2006
Lender Services	$47,082	$—	$—	$47,082
Data Services	219,266	—	(2,824)	216,442
Dealer Services	56,893	—	(442)	56,451
Employer Services	180,114	31,213	(139)	211,188
Multifamily Services	46,535	—	26	46,561
Investigative and Litigation Support Services	55,994	—	—	55,994

Consolidated	$605,884	$31,213	$(3,379)	$633,718

The adjustment to net assets acquired represents changes in the fair value of net assets acquired in connection with acquisitions consummated within the past twelve months.

Unaudited pro forma results of operations assuming all the acquisitions were consummated on January 1, 2005 are as follows:

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2006 and 2005 (Unaudited)

(in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Total revenue	$210,237	$198,752	$412,368	$385,321

Net income	$17,790	$10,715	$31,100	$25,328

Earnings per share:
Basic	$0.31	$0.20	$0.54	$0.46

Diluted	$0.31	$0.19	$0.53	$0.46

Weighted-average common shares outstanding:
Basic	58,031	54,920	57,250	54,880
Diluted	58,230	55,319	58,401	55,216

4.	Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company will complete the annual goodwill impairment test for all reporting units in the fourth quarter of 2006 (using the September 30 valuation date). There have been no impairments of goodwill during the six months ending June 30, 2006.

Goodwill and other intangible assets for the periods as of June 30, 2006 and December 31, 2005 are as follows:

(in thousands)	June 30, 2006	December 31, 2005
Goodwill	$633,718	$605,884

Intangible assets:
Customer lists	$96,127	$90,437
Noncompete agreements	13,960	13,530
Trade names	21,600	21,596
Other	129	129

	131,816	125,692
Less accumulated amortization	(22,205)	(14,418)

Intangible assets, net	$109,611	$111,274

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2006 and 2005 (Unaudited)

Amortization of intangible assets totaled approximately $7.8 million and $3.0 million for the six months ended June 30, 2006 and 2005, respectively. Estimated amortization expense relating to intangible asset balances as of June 30, 2006, is expected to be as follows over the next five years:

(in thousands)
2006	$8,482
2007	16,515
2008	15,262
2009	14,260
2010	13,659
Thereafter	41,433

$109,611

The changes in the carrying amount of identifiable intangible assets are as follows for the six months ended June 30, 2006:

(in thousands)	Intangible Assets
Balance, at December 31, 2005	$111,274
Acquisitions	6,101
Adjustments	18
Amortization	(7,782)

Balance, at June 30, 2006	$109,611

5.	Debt

Long-term debt consists of the following at June 30, 2006:

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2006 and 2005 (Unaudited)

(in thousands, except percentages)
Acquisition notes:
Weighted average interest rate of 6.30% with maturities through 2010	$64,215
Bank notes:
$225 million Collateralized Credit Agreement, interest at 30-day LIBOR plus 1.25% (6.27% at June 30, 2006), matures September 2010	162,500
Capital leases and other debt:
Various interest rates with maturities through 2006	912

Total long-term debt and capital leases	227,627
Less current portion of long-term debt and capital leases	27,120

Long-term debt and capital leases, net of current portion	$200,507

At June 30, 2006, the Company was in compliance with the financial covenants of its credit agreement.

6.	Earnings Per Share

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income - numerator for basic and fully diluted earnings per share	$16,637	$12,219	$29,382	$26,211

Denominator:
Weighted-average shares for basic earnings per share	57,730	52,828	56,868	52,599
Effect of dilutive securities - contingent shares	—	—	739	—
Effect of dilutive securities - share-based compensation and warrants	199	398	412	336

Denominator for diluted earnings per share	57,929	53,226	58,019	52,935

Earnings per share:
Basic	$0.29	$0.23	$0.52	$0.50
Diluted	$0.29	$0.23	$0.51	$0.50

For the three months ended June 30, 2006 and 2005, options and warrants totaling 1,581,662 and 412,333, respectively, were excluded from the weighted average diluted shares

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2006 and 2005 (Unaudited)

outstanding, as they were antidilutive. For the six months ended June 30, 2006 and 2005, options and warrants totaling 1,329,719 and 1,241,546, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive.

7.	Share-Based Compensation

Employee Stock Purchase Plan

In August 2003, the Company’s board of directors approved the First Advantage Corporation 2003 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, allows eligible employees to purchase First Advantage Class A common stock through payroll deductions for 85% of the fair market value of the First Advantage Class A common stock. Participation in the plan is voluntary. Eligible employees may participate by authorizing payroll deductions of up to 15% of their base pay for each payroll period. At the end of each one-month offering period, each participant will receive an amount of First Advantage Class A common stock equal to the sum of that participant’s payroll deductions during such period divided by 85% of the fair market value of the common stock at the end of the period. No employee may participate in the plan if such employee owns or would own after the purchase of shares under the plan, 5% or more of the voting power of all classes of First Advantage stock. Shares of First Advantage Class A common stock issued under the Stock Purchase Plan must be held for a period of one year. A total of 1.0 million shares of First Advantage Class A common stock are reserved for issuance under the plan. A total of 34,762 and 29,446 shares have been issued in connection with the plan for the six months ended June 30, 2006 and the year ended December 31, 2005, respectively.

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

Subject to adjustment for certain changes in the Company’s capitalization, a total of 7.0 million shares of First Advantage Class A common stock are available for issuance under the plan. The plan is administered by the 401(k) committee, a sub committee of the compensation committee of the board of directors of the Company.

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2006 and 2005 (Unaudited)

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

At June 30, 2006, 4,931,755 stock options to purchase shares of the Company’s common stock, 122,806 restricted stock awards, and 69,231 restricted stock units were granted under the First Advantage Corporation 2003 Incentive Compensation Plan. Share-based grants generally vest over three years at a rate of 33.4% for the first year and 33.3% for each of the two following years. The option grants expire ten years after the grant date. As of January 1, 2006, the Company accounts for these share-based grants in accordance with SFAS No.123R, which requires that the cost resulting from all share-based payment transactions, be recognized in the financial statements. Share-based compensation expense for the three and six months ended June 30, 2006 was $3.1 million ($2.3 million after tax or $0.04 per basic and diluted share) and $6.0 million ($4.4 million after tax or $0.08 per basic and diluted share), respectively. Prior to adoption of SFAS No.123R, the Company applied APB Opinion No. 25 to account for its share-based awards. Under the provisions of APB Opinion No. 25, the company was not required to recognize compensation expense for the cost of stock options or shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”).

Warrants and Options to Purchase Class A Common Stock, Assumed in the Merger

The Company agreed to assume the obligations of US SEARCH.com contained in all warrants to purchase common stock of US SEARCH.com outstanding on the closing date of the merger. Pursuant to the merger agreement and the terms of the warrants, the holders of the warrants are entitled to receive upon exercise thereof 0.04 of a share of First Advantage Class A common stock for each share of US SEARCH.com common stock that such warrant holder would have been entitled to receive pursuant to the warrant prior to the closing of the merger. The Company had outstanding warrants to purchase up to 185,158 shares of its common stock at exercise prices ranging from $0.25 to $29.38 per share as of June 30, 2006.

All outstanding stock options, stock appreciation rights, limited stock appreciation rights and stock purchase rights of US SEARCH.com were assumed by the Company and converted automatically into options to purchase shares of First Advantage Class A common stock calculated in accordance with the exchange ratio, rounded down to the nearest whole share. The exercise price is equal to the exercise price per share of US SEARCH.com common stock divided by the exchange ratio, rounded down to the

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2006 and 2005 (Unaudited)

nearest whole cent. The outstanding stock options, stock appreciation rights, limited stock appreciation rights and stock purchase rights of US SEARCH.com otherwise continue to be exercisable and vest subject to the terms and conditions applicable to them before the mergers. However, all outstanding stock options issued to US SEARCH.com employees and directors pursuant to the US SEARCH.com Amended and Restated 1998 Stock Incentive Plan and all outstanding stock options issued to US SEARCH.com’s non-employee directors pursuant to the US SEARCH.com 1999 Non-Employee Directors’ Stock Option Plan accelerated and became fully vested upon the occurrence of the mergers. As of June 30, 2006, the Company had outstanding options (previously issued by US SEARCH.com) to purchase up to 71,694 shares of its common stock at exercise prices ranging from $7.03 to $225.00 per share.

Stock option activity under the Company’s stock plan since December 31, 2005 is summarized as follows:

(in thousands, except weighted average price)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2005	3,503	$21.14

Options granted	848	$24.91
Options exercised	(38)	$16.50
Options canceled	(94)	$22.83

Options outstanding at June 30, 2006	4,219	$21.90

Options exercisable, end of the quarter	1,787	$20.28

The following table summarizes information about stock options and warrants outstanding at June 30, 2006:

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2006 and 2005 (Unaudited)

(in thousands, except for exercise prices, years and weighted average amounts)
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 7.00 - $ 12.50	13	5.2	$10.32	13	$10.36
$12.51 - $ 25.00	3,493	8.1	$20.63	1,744	$19.71
$25.01 - $ 50.00	701	9.1	$27.33	18	$37.43
$50.01 - $242.25	12	3.8	$88.43	12	$88.43

	4,219			1,787

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price
$ 0.25 - $22.50	87	2.54	$17.08
$22.51 - $26.10	95	0.67	$26.10
$26.11 - $29.38	3	0.65	$29.38

	185

8.	Segment Information

The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

The Lender Services segment offers lenders credit reporting solutions for mortgage and home equity information needs.

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, fleet management, supply chain theft and damage mitigation consulting, consumer location, criminal records reselling, subprime credit reporting, consumer credit reporting services, and lead generation services. Revenue for the Data Services segment includes $1.2 million and $0.7 million of inter-segment revenue for the three months ended June 30, 2006 and 2005, respectively, and $2.4 million and $1.3 million of inter-segment revenue for the six months ended June 30, 2006 and 2005, respectively.

The Dealer Services business segment serves the automotive dealer marketplace by delivering consolidated consumer credit reports, credit automation software and automotive lead development services.

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2006 and 2005 (Unaudited)

The Employer Services segment includes employment background screening, hiring management solutions, occupational health services and tax incentive services. Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting. The hiring management solutions group provides recruiting and hiring systems to manage job applicants. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs, sales and use tax programs and fleet asset management programs. Revenue for the Employer Services segment includes $0.2 million of inter-segment revenue for the three months ended June 30, 2006 and 2005, and $0.5 million and $0.4 million of inter-segment revenue for the six months ended June 30, 2006 and 2005, respectively.

The Multifamily Services segment includes resident screening and software services. Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories. Revenue for the Multifamily Services segment includes $0.1 million of inter-segment revenue for the three months ended June 30, 2006 and 2005, and $0.2 million and $0.1 million of inter-segment revenue for the six months ended June 30, 2006 and 2005, respectively.

The Investigative and Litigation Support Services segment includes all investigative services. Products and services offered by the Investigative and Litigation Support Services segment includes surveillance services, field interviews, computer forensics, electronic discovery, due diligence reports and other high level investigations. Revenue for the Investigative and Litigation Support Services segment includes $0.1 million and $0.2 million of inter-segment revenue for the three and six months ended June 30, 2006, respectively.

The elimination of inter-segment revenue and cost of service revenue is included in Corporate. These transactions are recorded at cost.

International operations are included in the Employer Services segment and include revenue of $4.4 million and $2.8 million for the three months June 31, 2006 and 2005, respectively, and $7.8 and $3.2 million for the six months ended June 31, 2006 and 2005, respectively.

The following table sets forth segment information for the three and six months ended June 30, 2006 and 2005.

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2006 and 2005 (Unaudited)

(in thousands)	Revenue	Depreciation and Amortization	Income (Loss) From Operations	Assets
Three Months Ended June 30, 2006
Lender Services	$45,649	$1,705	$14,385	$81,815
Data Services	46,372	2,992	9,267	310,769
Dealer Services	31,168	699	4,973	120,199
Employer Services	49,942	1,832	5,663	330,749
Multifamily Services	18,759	1,100	4,886	78,907
Investigative and Litigation Support Services	15,069	765	3,087	85,166
Corporate and Eliminations	(1,836)	425	(8,967)	35,938

Consolidated	$205,123	$9,518	$33,294	$1,043,543

Three Months Ended June 30, 2005
Lender Services	$45,853	$1,792	$12,844	$94,549
Data Services	30,794	1,476	7,465	150,606
Dealer Services	23,540	596	3,162	109,011
Employer Services	39,811	1,403	3,859	225,837
Multifamily Services	17,088	967	5,677	73,805
Investigative and Litigation Support Services	7,899	376	494	47,194
Corporate and Eliminations	(1,561)	35	(9,257)	10,927

Consolidated	$163,424	$6,645	$24,244	$711,929

Six Months Ended June 30, 2006
Lender Services	$90,951	$3,463	$27,866	$81,815
Data Services	93,409	6,002	18,902	310,769
Dealer Services	60,797	1,387	8,901	120,199
Employer Services	92,284	3,444	8,001	330,749
Multifamily Services	35,452	2,237	8,090	78,907
Investigative and Litigation Support Services	30,115	1,516	6,156	85,166
Corporate and Eliminations	(3,537)	679	(17,438)	35,938

Consolidated	$399,471	$18,728	$60,478	$1,043,543

Six Months Ended June 30, 2005
Lender Services	$85,056	$3,182	$24,625	$94,549
Data Services	59,922	2,938	13,750	150,606
Dealer Services	43,033	998	6,558	109,011
Employer Services	72,239	2,475	6,203	225,837
Multifamily Services	31,589	1,980	9,332	73,805
Investigative and Litigation Support Services	14,905	761	679	47,194
Corporate and Eliminations	(2,999)	66	(12,311)	10,927

Consolidated	$303,745	$12,400	$48,836	$711,929

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

First Advantage Corporation (Nasdaq: FADV) (“First Advantage” or the “Company”) is a global risk mitigation and business solutions provider. The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative & Litigation Support Services. First Advantage is headquartered in St. Petersburg, Florida, and has approximately 4,200 employees in offices throughout the United States and abroad. During 2006, First Advantage has acquired seven companies, which are all included in the Employer Services segment. During the first half of 2005, the Company acquired three companies in the Employer Services segment, one company in the Investigative and Litigation Support Services segment, one company in the Lender Services segment and one company in the Dealer Services segment.

Operating results for the three and six months ended June 30, 2006 included total revenue of $205.1 million and $399.5 million, respectively. This represents an increase of 25.5% and 31.5% over the same periods in 2005, respectively. The organic growth rate was 3.2% and 4.9% for the three and six months ended June 30, 2006, respectively. Net income for the three and six months ended June 30, 2006 was $16.6 million and $29.4 million, respectively. Net income increased $4.4 million for the three months ended and $3.2 million for the six months ended June 30, 2006 in comparison to the same periods in 2005. Net income for the three and six months ended June 30, 2006 includes the impact of adopting SFAS No. 123R “Share-Based Payment,” which reduced net income by $2.3 million and $4.4 or $0.04 and $0.08 per diluted share, respectively.

The results of operations for the three and six months ended June 30, 2005, included $3.7 million of nondeductible merger costs incurred in connection with the acquisition of the Credit Information Group from First American, $2.0 million of costs incurred in connection with the relocation of the company’s corporate headquarters and other office consolidations, and $290,000 of costs related to the launch of the corporate branding initiative in June 2005. The total after-tax impact of these costs on results of operations for the quarter ended June 30, 2005, was to reduce net income by $5.1 million and reduce primary and diluted earnings per share by 10 cents.

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

The following is a summary of the operating results by the Company’s business segments for the three and six months ended June 30, 2006 and 2005.

(in thousands, except percentages)
Three Months Ended June 30, 2006	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate	Total
Service revenue	$45,649	$35,278	$31,168	$46,840	$18,759	$15,069	$(1,023)	$191,740
Reimbursed government fee revenue	—	11,094	—	3,102	—	—	(813)	13,383

Total revenue	45,649	46,372	31,168	49,942	18,759	15,069	(1,836)	205,123
Cost of service revenue	15,049	10,633	16,214	13,534	1,813	2,901	(991)	59,153
Government fees paid	—	11,094	—	3,102	—	—	(813)	13,383

Total cost of service	15,049	21,727	16,214	16,636	1,813	2,901	(1,804)	72,536
Gross margin	30,600	24,645	14,954	33,306	16,946	12,168	(32)	132,587
Salaries and benefits	12,438	5,937	4,140	16,880	6,780	5,894	6,677	58,746
Facilities and telecommunications	1,728	742	401	2,149	907	423	1,179	7,529
Other operating expenses	344	5,707	4,741	6,782	3,273	1,999	654	23,500
Depreciation and amortization	1,705	2,992	699	1,832	1,100	765	425	9,518

Income (loss) from operations	$14,385	$9,267	$4,973	$5,663	$4,886	$3,087	$(8,967)	$33,294

Operating margin percentage	31.5%	26.3%	16.0%	12.1%	26.0%	20.5%	N/A	17.4%

Three Months Ended June 30, 2005	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate	Total
Service revenue	$45,853	$20,864	$23,540	$36,891	$17,088	$7,899	$(964)	$151,171
Reimbursed government fee revenue	—	9,930	—	2,920	—	—	(597)	12,253

Total revenue	45,853	30,794	23,540	39,811	17,088	7,899	(1,561)	163,424
Cost of service revenue	14,989	2,883	11,893	12,172	1,643	3,154	(964)	45,770
Government fees paid	—	9,930	—	2,920	—	—	(597)	12,253

Total cost of service	14,989	12,813	11,893	15,092	1,643	3,154	(1,561)	58,023
Gross margin	30,864	17,981	11,647	24,719	15,445	4,745	—	105,401
Salaries and benefits	13,499	3,553	3,456	12,683	5,585	2,743	2,868	44,387
Facilities and telecommunications	1,845	640	294	1,676	816	267	2,238	7,776
Other operating expenses	884	4,847	4,139	5,098	2,400	865	4,116	22,349
Depreciation and amortization	1,792	1,476	596	1,403	967	376	35	6,645

Income (loss) from operations	$12,844	$7,465	$3,162	$3,859	$5,677	$494	$(9,257)	$24,244

Operating margin percentage	28.0%	35.8%	13.4%	10.5%	33.2%	6.3%	N/A	16.0%

Six Months Ended June 30, 2006	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate	Total
Service revenue	$90,951	$71,159	$60,797	$86,502	$35,452	$30,115	$(2,017)	$372,959
Reimbursed government fee revenue	—	22,250	—	5,782	—	—	(1,520)	26,512

Total revenue	90,951	93,409	60,797	92,284	35,452	30,115	(3,537)	399,471
Cost of service revenue	30,100	21,307	31,940	24,933	3,380	5,976	(1,894)	115,742
Government fees paid	—	22,250	—	5,782	—	—	(1,520)	26,512

Total cost of service	30,100	43,557	31,940	30,715	3,380	5,976	(3,414)	142,254
Gross margin	60,851	49,852	28,857	61,569	32,072	24,139	(123)	257,217
Salaries and benefits	25,134	11,703	8,514	32,871	13,654	11,780	13,724	117,380
Facilities and telecommunications	3,581	1,455	780	3,987	1,804	846	2,127	14,580
Other operating expenses	807	11,790	9,275	13,266	6,287	3,841	785	46,051
Depreciation and amortization	3,463	6,002	1,387	3,444	2,237	1,516	679	18,728

Income (loss) from operations	$27,866	$18,902	$8,901	$8,001	$8,090	$6,156	$(17,438)	$60,478

Operating margin percentage	30.6%	26.6%	14.6%	9.2%	22.8%	20.4%	N/A	16.2%

Six Months Ended June 30, 2005	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate	Total
Service revenue	$85,056	$39,760	$43,033	$66,779	$31,589	$14,905	$(1,846)	$279,276
Reimbursed government fee revenue	—	20,162	—	5,460	—	—	(1,153)	24,469

Total revenue	85,056	59,922	43,033	72,239	31,589	14,905	(2,999)	303,745
Cost of service revenue	27,573	5,304	21,119	22,463	3,073	6,246	(1,846)	83,932
Government fees paid	—	20,162	—	5,460	—	—	(1,153)	24,469

Total cost of service	27,573	25,466	21,119	27,923	3,073	6,246	(2,999)	108,401
Gross margin	57,483	34,456	21,914	44,316	28,516	8,659	—	195,344
Salaries and benefits	25,264	7,239	6,213	23,616	10,598	5,131	5,601	83,662
Facilities and telecommunications	3,404	1,207	443	3,105	1,664	505	2,442	12,770
Other operating expenses	1,008	9,322	7,702	8,917	4,942	1,583	4,202	37,676
Depreciation and amortization	3,182	2,938	998	2,475	1,980	761	66	12,400

Income (loss) from operations	$24,625	$13,750	$6,558	$6,203	$9,332	$679	$(12,311)	$48,836

Operating margin percentage	29.0%	34.6%	15.2%	9.3%	29.5%	4.6%	N/A	17.5%

Lender Services Segment

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Service revenue was $45.6 million and $45.9 million for the three months ended June 30, 2006 and 2005, respectively. The acquisition of a mortgage credit reporting business during the fourth quarter of 2005 increased revenue by $1.3 million. This is offset by a 3% decrease in the credit reporting portion of the business, due to a decline in the overall mortgage market.

Cost of service revenue was $15.0 million which is comparable to the same period in 2005.

Salaries and benefits decreased by $1.1 million. Salaries and benefits were 27.2% of service revenue in the second quarter of 2006 compared to 29.4% in the same period of 2005. Salaries and benefits expense decreased due to operational efficiencies, consolidation of the acquired businesses, an increase in capitalized personnel costs related to software development projects, and a decrease in benefit costs.

Facilities and telecommunication expenses were comparable to the same period in 2005. Facilities and telecommunication expenses were 3.8% of service revenue in the second quarter of 2006 and 4.0% in the same period of 2005.

Other operating expenses decreased by $.5 million. Other operating expenses were 0.8% of service revenue in the second quarter of 2006 and 1.9% in the same period of 2005. The decrease is due to a reduction in Corporate allocations offset by an increase due to acquisitions.

Depreciation and amortization was comparable to the same period in 2005. Depreciation and amortization were 3.7% of service revenue for the three months ended June 30, 2006 compared to 3.9% in the same period in 2005. The addition of acquisition intangibles is offset by a decrease in depreciation expense from fully depreciated assets.

Income from operations was $14.4 million for the three months ended June 2006 compared to $12.8 million as of June 30, 2005. The operating margin percentage increased from 28.0% for the three months ended June 30, 2005 to 31.5% for the same period in 2006 primarily due to the overall decrease in operational costs related to increased efficiencies. Operating income from existing businesses increased by $1.0 million.

Data Services Segment

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Service revenue was $35.3 million for the three months ended June 30, 2006, an increase of $14.4 million compared to service revenue of $20.9 million in the same period of 2005. The acquisition of a lead generation business in fourth quarter 2005 accounted for $12.1 million of the revenue growth. The organic growth in this segment was 11.3% comparing the three months ended June 30, 2006 and 2005. The organic growth is due to new products and increased transaction volume to current customers.

Cost of service revenue was $10.6 million for the three months ended June 30, 2006, an increase of $7.7 million compared to cost of service revenue of $2.9 million in the same period of 2005. The fourth quarter 2005 acquisition and the overall increase in service revenue accounted for the increase in the cost of service revenue.

Salaries and benefits increased by $2.4 million. Salaries and benefits were 16.8% of service revenue in the second quarter of 2006 compared to 17.0% in the same period of 2005. The increase in expense is due to additional employees brought in through the 2005 acquisition.

Facilities and telecommunication expenses were comparable to the same period in 2005. Facilities and telecommunication expenses were 2.1% of service revenue in the second quarter of 2006 and 3.1% in the second quarter of 2005. The decrease in the percentage is due to facilities and telecommunication expenses remaining stable as revenues increased.

Other operating expenses increased by $.9 million. Other operating expenses were 16.2% of service revenue in the second quarter of 2006 and 23.2% in the second quarter of 2005. The increase in other operating expenses is primarily related to the increase in marketing expenses related to an overall increase in advertising channels.

Depreciation and amortization increased by $1.5 million due to an increase in amortization of intangible assets of the lead generation business acquired.

Income from operations was $9.3 million for the second quarter of 2006 compared to $7.5 million in the second quarter of 2005. The operating margin percentage decreased from 35.8% to 26.3%. The decrease is related to the sales mix and related margins. The lead generation business acquired in 2005 has a relatively lower operating margin in relation to the other businesses in the segment.

Dealer Services Segment

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Service revenue was $31.2 million for the three months ended June 30, 2006, an increase of $7.7 million compared to service revenue of $23.5 million in the same period of 2005. Approximately $4.6 million of the increase is due to the May 2005 acquisition of an automotive lead generation business. The remainder is due to increased volume.

Cost of service revenue was $16.2 million for the three months ended June 30, 2006, an increase of $4.3 million compared to cost of service revenue of $11.9 million in the same period of 2005. Cost of service revenue was 52% of service revenue in the second quarter of 2006 compared to 50.5% in the same period of 2005. The increase is due to the 2005 acquisition and related increase in service revenue.

Salaries and benefits increased by $.7 million. Salaries and benefits were 13.3% of service revenue in the second quarter of 2006 compared to 14.7% in the same period of 2005. Salaries and benefits expense increased due to the acquisition of the automotive lead generation business, and the percentage decrease is due to operational efficiencies and a decrease in benefit costs.

Facilities and telecommunication expenses were comparable for the same period in 2005. Facilities and telecommunication expenses were 1.3% of service revenue in the second quarter of 2006 and 1.2% in the second quarter of 2005.

Other operating expenses increased by $.6 million. Other operating expenses were 15.2% of service revenue in the second quarter of 2005 and 17.6% in the same period of 2005. The increase is primarily due to the 2005 acquisition. The percentage decrease is due to operational efficiencies realized on the increased revenues.

Depreciation and amortization were comparable for the same period in 2005.

Income from operations was $5.0 million for the three months ended June 2006 compared to $3.2 million for the same period in 2005. Operating income from existing businesses increased by $1.8 million. The operating margin percentage increased from 13.4% to 16.0% primarily due to the sales mix and related margins.

Employer Services Segment

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Service revenue was $46.8 million for the three months ended June 30, 2006, an increase of $9.9 million compared to service revenue of $36.9 million in the same period of 2005. The increase is primarily due to acquisitions.

Salaries and benefits increased by $4.2 million. Salaries and benefits were 36.0% of service revenue in the second quarter of 2006 compared to 34.4% in the same period of 2005. The number of employees has increased significantly due to acquisitions and the growth of this segment in comparison to the same period in 2005. Approximately $.4 million of the increase is related to the share-based compensation expense recorded in 2006.

Facilities and telecommunication expenses increased by $.5 million. Facilities and telecommunication expenses were 4.6% of service revenue in the second quarter of 2006 and 4.5% in the second quarter of 2005.

Other operating expenses increased by $1.7 million. Other operating expenses were 14.5% of service revenue in the second quarter of 2006 and 13.8% for the same period of 2005. The increase in other operating expenses is due to additional costs from acquired companies offset by efficiencies gained at existing companies. There were seven companies acquired in 2006.

Depreciation and amortization increased by $.4 million primarily due to the addition of intangible assets related to the acquisitions.

Income from operations was $5.7 million for the three months ended June 2006 compared to $3.9 million for the same period in 2005. The operating margin percentage increased from 10.5% to 12.1% primarily due to higher margin product offerings in 2006 related to acquisitions.

Multifamily Services Segment

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Service revenue was $18.8 million for the three months ended June 30, 2006, an increase of $1.7 million compared to service revenue of $17.1 million in the same period of 2005. The increase is derived from organic growth of 3.4% and two acquisitions in the second half of 2005. The organic growth is driven by new customers and selling additional services to current customers.

Salaries and benefits increased by $1.2 million. Salaries and benefits were 36.1% of service revenue for the second quarter of 2006 compared to 32.7% of service revenue in the same period of 2005. Approximately $.3 million of the increase is related to share-based compensation recorded in the second quarter of 2006.

Facilities and telecommunication expenses are comparable to the same period of 2005. Facilities and telecommunication expenses were 4.8% of service revenue in the second quarter of 2006 and 2005.

Other operating expenses increased by $.9 million and were 17.4% of service revenue in the second quarter of 2006 compared to 14.0% in the same period of 2005. The increase is due primarily to an increase in professional fees, regulatory costs, and marketing costs offset by the successful integration of 2005 acquisitions.

Depreciation and amortization was comparable to the same period of 2005. Depreciation and amortization was 5.9% of service revenue in the second quarter of 2006 compared to 5.7% in the same period of 2005. Amortization of intangibles increased due to acquisitions, offset by a decrease in depreciation from fully depreciated fixed assets.

Income from operations was $4.9 million in the second quarter of 2006 compared to income from operations of $5.7 million in the same period of 2005. The operating margin percentage decreased from 33.2% to 26.0% due to an increase in revenue offset by increased professional fees, regulatory costs, marketing costs and compensation expense.

Investigative and Litigation Services Segment

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Service revenue was $15.1 million for the three months ended June 30, 2006, an increase of $7.2 million compared to service revenue of $7.9 million in the same period of 2005. The increase is predominantly driven by the three 2005 acquisitions in this segment.

Salaries and benefits increased by $3.2 million. Salaries and benefits were 39.1% of service revenue in the second quarter of 2006 compared to 34.7% in the same period of 2005. The increases are mainly due to the acquisitions and the related increase in employees.

Facilities and telecommunication expenses were comparable to the same period in 2005. Facilities and telecommunication expenses were 2.8% of service revenue in the second quarter of 2006 and 3.4% in the second quarter of 2005.

Other operating expenses increased by $1.1 million. Other operating expenses were 13.3% of service revenue in the second quarter of 2006 and 11.0% for the same period of 2005. The increase is predominantly driven by the three 2005 acquisitions in this segment.

Depreciation and amortization increased by $.4 million. The increase is due to the increase in acquisition related intangibles.

Income from operations was $3.1 million for the second quarter of 2006 compared to $.5 million in the same period of 2005. The operating margin percentage increased from 6.3% to 20.5%. The increase is primarily due to the acquisition in the third quarter of 2005 of an investigative business that concentrates on higher margin electronic discovery services as opposed to surveillance services.

Corporate

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. Additional costs were incurred for the increased level of professional fees for audit related services, Sarbanes-Oxley compliance, and increased staffing in the technology, accounting and legal departments to support corporate growth. The corporate expenses were $9.0 million in the second quarter of 2006 compared to expenses of $9.3 million in the same period of 2005. The prior year includes the following charges; (a) $3.7 million related to CIG acquisition costs; (b) $2.0 million related to relocation expenses; and (c) $.3 million related to launching the Company’s brand initiative. Without these prior year expenses the increase in Corporate expenses would be $5.7 million. Approximately $3.8 million is due to an increase in salaries and benefits, of which, approximately $1.7 million is share-based compensation expense recorded in 2006 related to the adoption of SFAS No. 123R and the remaining is due to an increase in employees.

Consolidated Results

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Consolidated service revenue for the three months ended June 30, 2006 was $191.7 million, an increase of $40.5 million compared to service revenue of $151.2 million in the same period in 2005. Acquisitions accounted for $35.9 million of the increase.

Salaries and benefits increased by $14.4 million compared to the same period in 2005. Salaries and benefits were 30.6% of service revenue for the three months ended June 30, 2006 and 29.4% for the same period in 2005. The increase is related to additional employees added through acquisitions and company growth. In addition, approximately $3.1 million in expense was recorded for share-based compensation in the second quarter 2006.

Facilities and telecommunication decreased by $.3 million compared to the same period in 2005. Facilities and telecommunication expenses were 3.9% of service revenue in the second quarter of 2006 and 5.1% in the second quarter of 2005. The decrease in expense is due to the $2.0 million relocation expenses recorded in 2005, offset by the increase related to acquisitions and the new corporate facilities.

Other operating expenses increased by $1.2 million compared to the same period in 2005. Other operating expenses were 12.3% of service revenue for the three months ended June 30, 2006 and 14.8% compared to the same period for 2005. The decrease in other operating expenses as a percentage of service revenue is due to the continued integration of acquisitions and the prior year charges related to the CIG acquisition costs, relocation expenses and launching the Company’s brand initiative.

Depreciation and amortization increased by $2.9 million due to an overall increase in acquired intangible assets and asset additions related to the new corporate facilities.

The consolidated operating margin was 17.4% for the three months ended June 30, 2006, compared to 16.0% for the same period in 2005. The increase is related to continued revenue growth in addition to increased operational efficiencies and acquisitions.

Income from operations was $33.3 million for the three months ended June 30, 2006 compared to $24.2 million for the same period in 2005. The increase of $9.1 million is comprised of an increase in operating income of $1.5 million in Lender Services, $1.8 million in Data Services, $1.8 million in Dealer Services, $1.8 million in Employer Services and $2.6 million in Investigative and Litigation Support Services offset by decreases in operating income of $.8 million at Multifamily Services and an increase of corporate expenses of $.3 million.

Lender Services Segment

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Service revenue was $91.0 million for the six months ended June 30, 2006, an increase of $5.9 million compared to service revenue of $85.1 million in the same period of 2005. Service revenue increased due to acquisitions and market share gain, offset by a decline in the overall mortgage market.

Cost of service revenue was $30.1 million for the six months ended June 30, 2006, an increase of $2.5 million compared to cost of service revenue of $27.6 million in the same period of 2005. Cost of service revenue was 33.1% of service revenue in 2006 compared to 32.4% in the same period of 2005. The increase is primarily due to the 2005 acquisitions.

Salaries and benefits expenses were comparable to the same period in 2005. Salaries and benefits were 27.6% of service revenue for the six months ended June 30, 2006 compared to 29.7% in the same period of 2005. The slight decrease in salaries and benefits expense is due to operational efficiencies, consolidation of the acquired businesses, an increase in capitalized personnel costs related to software development projects, and a decrease in benefit costs. This is offset by an increase in expense related to share-based compensation of $.4 million recorded in 2006.

Facilities and telecommunication expenses were comparable to the same period in 2005. Facilities and telecommunication expenses were 3.9% of service revenue in the first half of 2006 and 4.0% in the same period of 2005.

Other operating expenses decreased by $.2 million. Other operating expenses were 0.9% of service revenue in the first half of 2006 and 1.2% in the same period of 2005.

Depreciation and amortization increased by $.3 million due to an increase in amortization of intangible assets as a result of the acquisitions. Depreciation and amortization were 3.8% of service revenue as of June 2006 compared to 3.7% in the same period in 2005.

Income from operations was $27.9 million for the six months ended June 2006 compared to $24.6 million in the same period in 2005. The operating margin percentage increased from 29.0% to 30.6%. Operating income from existing businesses increased $1.6 million.

Data Services Segment

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Service revenue was $71.2 million for the six months ended June 30, 2006, an increase of $31.4 million compared to service revenue of $39.8 million in the same period of 2005. Approximately $25.2 of that increase is due to a 2005 acquisition. Organic growth was 15.5% for the segment. The organic growth is due to new products and increased transaction volume to current customers.

Cost of service revenue was $21.3 million for the six months ended June 30, 2006, an increase of $16.0 million compared to cost of service revenue of $5.3 million in the same period of 2005. The increase in cost of service revenue is due to the increase sales and the acquisition of a lead generation business in November 2005.

Salaries and benefits increased by $4.5 million. Salaries and benefits were 16.4% of service revenue in the first half of 2006 compared to 18.2% in the same period of 2005. The increase in salaries expense is primarily related to the 2005 acquisition and the share-based expense of $.5 million recorded in 2006.

Facilities and telecommunication expenses were comparable to the same period in 2005. Facilities and telecommunication expenses were 2.0% of service revenue for the six months ended June 30, 2006 and 3.0% in the same period of 2005.

Other operating expenses increased by $2.5 million. Other operating expenses were 16.6% of service revenue in the first half of 2006 and 23.4% in the same period of 2005. The increase in operating expenses is due to an increase in marketing expenses, purchased services and credit card fees. The decrease as a percentage of revenue is due to operating efficiencies achieved on the higher revenue for the six months ended 2006.

Depreciation and amortization increased by $3.1 million due to an increase in amortization of intangible assets as a result of the acquisitions.

Income from operations was $18.9 million for the first half of 2006 compared to $13.8 million in the first half of 2005. The increase is primarily related to the 2005 acquisition. The operating margin percentage decreased from 34.6% to 26.6%. The decrease in the operating margin is primarily due to the sales mix and related margins. The lead generation business acquired in 2005 has a relatively lower operating margin in relation to the other businesses in the segment.

Dealer Services Segment

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Service revenue was $60.8 million for the six months ended June 30, 2006, an increase of $17.8 million compared to service revenue of $43.0 million in the same period of 2005. Approximately $12.1 million is related to the acquisition of an automotive lead generation business in May 2005. The remainder is due to increased volume.

Cost of service revenue was $31.9 million for the six months ended June 30, 2006, an increase of $10.8 million compared to cost of service revenue of $21.1 million in the same period of 2005. The increase is due to the 2005 acquisition and the overall increase in service revenue.

Salaries and benefits increased by $2.3 million. Salaries and benefits were 14.0% of service revenue in the first half of 2006 which is comparable to 14.4% in the same period of 2005. The increase is primarily due to the 2005 acquisition.

Facilities and telecommunication expenses increased by $.3 million. Facilities and telecommunication expenses were 1.3% of service revenue in the first half of 2006 and 1.0% in the first half of 2005.

Other operating expenses increased by $1.6 million. Other operating expenses were 15.3% of service revenue in the first half of 2005 and 17.9% in the same period of 2005. The decrease as a percentage of revenue is due to operational efficiencies and management’s focus on controlling costs.

Depreciation and amortization increased by $.4 million due to an increase in amortization of intangible assets as a result of the acquisition.

Income from operations was $8.9 million for the six months ended June 2006 compared to $6.6 million for the same period in 2005. The operating margin percentage decreased from 15.2% to 14.6% primarily due to the impact of the acquisition in 2005. Operating income from existing businesses increased by $2.3 million.

Employer Services Segment

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Service revenue was $86.5 million for the six months ended June 30, 2006, an increase of $19.7 million compared to service revenue of $66.8 million in the same period of 2005. The increase was primarily driven by the addition of $19.3 million of revenue from acquisitions.

Salaries and benefits increased by $9.3 million. Salaries and benefits were 38.0% of service revenue in the first half of 2006 compared to 35.4% in the same period of 2005. The increase is primarily related to acquisitions in 2006 and in the second half of 2005 and the $.9 million in share-based compensation.

Facilities and telecommunication expenses increased by $.9 million. Facilities and telecommunication expenses were 4.6% of service revenue in the first half of 2006 and 2005. The increase in expense is primarily due to acquisitions.

Other operating expenses increased by $4.3 million. Other operating expenses were 15.3% of service revenue in the first half of 2006 and 13.4% for the same period of 2005. The increase is due to acquisitions offset by a decrease in professional fees.

Depreciation and amortization increased by $1.0 million primarily due to the addition of intangible assets related to the acquisitions.

Income from operations increased $1.8 million compared to the same period in 2005. The operating margin percentage decreased from 9.3% to 9.2%.

Multifamily Services Segment

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Service revenue was $35.5 million for the six months ended June 30, 2006, an increase of $3.9 million compared to service revenue of $31.6 million in the same period of 2005. Acquisitions account for approximately $2.2 million of the increase. Organic growth was 5.2% for the segment.

Salaries and benefits increased by $3.1 million. Salaries and benefits were 38.5% of service revenue for the first half of 2006 compared to 33.5% of service revenue in the same period of 2005. The increase is related to employees added related to the acquisitions in the second half of 2005 and the share-based compensation of $.5 million recorded in 2006.

Facilities and telecommunication expenses are comparable to the same period of 2005. Facilities and telecommunication expenses were 5.1% of service revenue for the six months ended June 30, 2006 and 5.3% for the same period in 2005.

Other operating expenses increased by $1.3 million and were 17.7% of service revenue in the first half of 2006 compared to 15.6% in the same period of 2005. The increase is due to acquisitions and additional professional fees related to data security and compliance.

Depreciation and amortization increased $.3 million compared to the same period of 2005. Depreciation and amortization was 6.3% of service revenue in the first half of 2006 and 2005.

Income from operations was $8.1 million in the first half of 2006 compared to income from operations of $9.3 million in the same period of 2005. The operating margin percentage decreased from 29.5% to 22.8%. The decrease in operating income and margins is primarily due to costs incurred in connection with increased data security and compliance, and revenue mix.

Investigative and Litigation Services Segment

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Service revenue was $30.1 million for the six months ended June 30, 2006, an increase of $15.2 million compared to service revenue of $14.9 million in the same period of 2005. The increase is predominantly driven by the three 2005 acquisitions.

Salaries and benefits increased by $6.6 million. Salaries and benefits were 39.1% of service revenue in the first half of 2006 compared to 34.4% in the same period of 2005. The increases are mainly due to the acquisitions and the related increase in employees.

Facilities and telecommunication expenses increased by $.3 million. Facilities and telecommunication expenses were 2.8% of service revenue for the six months ended June 30, 2006 and 3.4% in the same period of 2005.

Other operating expenses increased by $2.3 million. Other operating expenses were 12.8% of service revenue in the first half of 2006 and 10.6% for the same period of 2005. The increase is predominantly driven by the three 2005 acquisitions.

Depreciation and amortization increased by $.8 million. The increase is due to the increase in acquisition related intangibles.

Income from operations was $6.2 million for the six months ended June 30, 2006 compared to $.7 million of income from operations in the period of 2005. The operating margin percentage increased from 4.6% to 20.4%. The increase is primarily due to the acquisition in the third quarter of 2005 of an investigative business that concentrates on higher margin electronic discovery services as opposed to surveillance services.

Corporate

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. Additional costs were incurred for the increased level of professional fees for audit related services, Sarbanes-Oxley compliance, and increased staffing in the technology, accounting and legal departments to support corporate growth. The corporate expenses were $17.4 million for the six months ended June 30, 2006 compared to expenses of $12.3 million in the same period of 2005. Approximately $8.1 million is due to an increase in salaries and benefits, of which, approximately $3.2 million is share-based compensation expense recorded in 2006 related to the adoption of SFAS No. 123R. The prior year includes the following charges; (a) $3.7 million related to CIG acquisition costs; (b) $2.0 million related to relocation expenses; and (c) $.3 million related to launching the Company’s brand initiative.

Consolidated Results

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Consolidated service revenue for the six months ended June 30, 2006 was $373.0 million, an increase of $93.7 million compared to service revenue of $279.3 million in the same period in 2005. Acquisitions accounted for $80.7 million of the increase.

Salaries and benefits were 31.5% of service revenue for the six months ended June 30, 2006 and 30.0% for the same period in 2005. The increase is related to additional employees added through acquisitions and company growth. In addition, approximately $6.0 million in expense was recorded for share-based compensation in first half of 2006.

Facilities and telecommunication increased by $1.8 million compared to the same period in 2005. Facilities and telecommunication expenses were 3.9% of service revenue in the first half of 2006 and 4.6% in the same period of 2005. Approximately $2.0 million in relocation expenses was recorded in 2005. The increase in facilities and telecommunication expenses is primarily due to acquisitions and increased costs related to the new corporate facilities.

Other operating expenses increased by $8.4 million compared to the same period in 2005. Other operating expenses were 12.3% of service revenue for the six months ended June 30, 2006 and 13.5% compared to the same period for 2005. The increase is due to acquisitions and increased marketing, legal and professional fees.

Depreciation and amortization increased by $6.3 million due to an overall increase in amortization of intangible assets as a result of acquisitions and asset additions related to the new corporate facilities.

Income from operations was $60.5 million for the six months ended June 30, 2006 compared to $48.8 million for the same period in 2005. The increase of $11.7 million is comprised of an increase in operating income of $3.2 million in Lender Services, $5.2 million in Data Services, $2.3 million in Dealer Services, $1.8 million in Employer Services and $5.5 million in Investigative and Litigation Support Services offset by decreases in operating income $1.2 million at Multifamily Services and an increase of corporate expenses of $5.1 million.

The consolidated operating margin was 16.2% for the six months ended June 30, 2006, compared to 17.5% for the same period in 2005. The decrease in margin is primarily due to the increase in infrastructure, security and compliance costs incurred to support company-wide growth.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank. As of June 30, 2006, cash and cash equivalents were $19.1 million.

Net cash provided by operating activities was $25.7 million and $9.1 million for the six months ended June 30, 2006 and 2005, respectively.

Cash provided by operating activities increased by $16.6 million from the six months ended June 30, 2005 to the same period in 2006. Net income was $29.4 million in the first half of 2006 and $26.2 million for the same period in 2005. The increase in cash provided by operating activities was primarily due to the increase in net income, the share-based compensation expense recorded in 2006, an increase in minority interest expense and an increase in depreciation and amortization, offset by payments made for accrued liabilities (including $23.2 million for income tax), accrued compensation, and accounts payable.

Cash used in investing activities was $37.7 million and $20.5 million for the six months ended June 30, 2006 and 2005, respectively. In the first half of 2006, net cash in the amount of $25.7 million was used for acquisitions compared to $20.8 million in 2005. Purchases of property and equipment were $13.0 million in the first half of 2006 compared to $7.3 million in the same period of 2005.

Cash provided by financing activities was $2.7 million for the six months ended June 30, 2006, compared to $9.4 million for the six months ended June 30, 2005. In the first two quarters of 2006, proceeds from existing credit facilities were $32.8 million compared to $33.0 million in 2005. Repayment of debt was $31.5 million for the six months ended June 30, 2006 and $15.5 million in the same period of 2005. Approximately $9.3 million in distributions were made to First American in 2005 prior to the CIG merger.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 5,000,000 shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on January 9, 2006. A total of 812,290 shares were issued for acquisitions completed through June 30, 2006.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 2,000,000 shares of our Class A common stock, par value $.001 per share, from time to time for general corporate purposes. The Registration Statement was declared effective on January 3, 2005. No shares have been issued through June 30, 2006.

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

The following is a schedule of long-term contractual commitments, as of June 30, 2006, over the periods in which they are expected to be paid.

(In thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Advertising commitments	$105	$20	$—	$—	$—	$—	$125
Minimum contract purchase commitments	1,701	2,673	2,298	195	195	—	7,062
Operating leases	10,432	17,866	14,019	10,814	7,996	24,761	85,888
Debt and capital leases	14,042	20,517	16,609	7,099	169,360	—	227,627
Interest payments related to debt (1)	7,162	13,096	12,040	11,191	8,138		51,627

Total	$33,442	$54,172	$44,966	$29,299	$185,689	$24,761	$372,329

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” The Company had no holdings of derivative financial instruments at June 30, 2006 and our total liabilities as of June 30, 2006 consist primarily of notes payable, accounts payable and accrued liabilities. Although the Company has operations in certain foreign countries, these operations, in the aggregate, are not material to the Company’s financial condition or results of operations.

The Company’s fixed rate debt consists primarily of uncollateralized term notes. In addition, the Company has $189.5 million of variable rate debt outstanding. A 1% increase in interest rates, due to increased rates nationwide, would result in $1.9 million additional annual interest payments which could be significant to the Company.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) The annual meeting of the shareholders (the “Meeting”) of First Advantage Corporation (the “Company”) was held on May 11, 2006.

(b) The names of the persons who were nominated to serve as directors of the Company for the ensuing year are listed below, together with a tabulation of the results of the voting with respect to each nominee. Each of the persons named was recommended by the Board of Directors and Nominating Committee of the Company and all such nominees were elected.

Name of Nominee	Votes For	Votes Withheld
Parker Kennedy	486,710,775	19,512
John Long	486,709,679	20,608
J. David Chatham	486,663,910	66,377
Barry Connelly	486,663,144	67,143
Lawrence Lenihan	486,482,510	247,777
Frank McMahon	486,709,784	20,503
Donald Nickelson	486,488,933	241,354
Donald Robert	486,484,897	245,390
Adelaide Sink	486,487,898	242,389
D. Van Skilling	486,664,689	65,598
David Walker	486,661,158	69,129

(c) No other matters were voted upon at the meeting.

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ADVANTAGE CORPORATION

(Registrant)

Date: August 7, 2006	By:	/s/ JOHN LONG
John Long
Chief Executive Officer

Date: August 7, 2006	By:	/s/ JOHN LAMSON
John Lamson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002