Form 10-Q
period 2006-09-30
FIRST ADVANTAGE CORP
filed 2006-11-08
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

100 Carillon Parkway

St. Petersburg, Florida 33716

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

There were 10,428,843 shares of outstanding Class A Common Stock of the registrant as of November 2, 2006.

There were 47,726,521 shares of outstanding Class B Common Stock of the registrant as of November 2, 2006.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

First Advantage Corporation

Consolidated Balance Sheets (Unaudited)

(in thousands)	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$31,116	$28,380
Accounts receivable (less allowance for doubtful accounts of $6,070 and $4,918 in 2006 and 2005, respectively)	139,496	106,555
Income taxes receivable	—	1,250
Deferred income tax asset	10,453	8,019
Due from affiliates	—	2,756
Prepaid expenses and other current assets	9,302	6,240

Total current assets	190,367	153,200

Property and equipment, net	64,150	56,684
Goodwill	649,452	605,884
Intangible assets, net	106,068	111,274
Database development costs, net	10,558	10,127
Investment in equity investee	47,117	45,710
Other assets	3,980	3,185

Total assets	$1,071,692	$986,064

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,600	$37,152
Accrued compensation	35,666	27,448
Accrued liabilities	17,065	21,949
Deferred income	7,112	6,809
Due to affiliates	3,437	—
Income tax payable	9,928	—
Current portion of long-term debt and capital leases	24,848	38,444

Total current liabilities	138,656	131,802

Long-term debt and capital leases, net of current portion	190,533	182,127
Deferred income tax liability	35,422	35,232
Other liabilities	5,778	6,343

Total liabilities	370,389	355,504
Minority interest	48,109	47,712

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 125,000 authorized; 10,394 and 9,689 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	10	10
Class B common stock, $.001 par value; 75,000 shares authorized; 47,727 and 46,076 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	48	46
Additional paid-in capital	452,622	430,026
Retained earnings	200,411	152,405
Accumulated other comprehensive income	103	361

Total stockholders’ equity	653,194	582,848

Total liabilities and stockholders’ equity	$1,071,692	$986,064

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income and Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Service revenue	$198,605	$157,746	$571,564	$437,022
Reimbursed government fee revenue	13,431	12,200	39,943	36,669

Total revenue	212,036	169,946	611,507	473,691

Cost of service revenue	62,020	49,881	177,762	133,813
Government fees paid	13,431	12,200	39,943	36,669

Total cost of service	75,451	62,081	217,705	170,482

Gross margin	136,585	107,865	393,802	303,209

Salaries and benefits	60,414	46,646	177,794	130,308
Facilities and telecommunications	7,625	6,205	22,205	18,975
Other operating expenses	24,799	20,235	70,850	57,911
Depreciation and amortization	9,641	6,685	28,369	19,085

Total operating expenses	102,479	79,771	299,218	226,279

Income from operations	34,106	28,094	94,584	76,930

Other (expense) income:
Interest expense	(3,571)	(1,580)	(10,062)	(4,115)
Interest income	252	22	554	48

Total other (expense), net	(3,319)	(1,558)	(9,508)	(4,067)
Equity in earnings of investee	747	280	1,407	1,232

Income before income taxes and minority interest	31,534	26,816	86,483	74,095

Provision for income taxes	12,151	10,835	36,038	31,928

Income before minority interest	19,383	15,981	50,445	42,167

Minority interest	759	(42)	2,439	(67)

Net income	18,624	16,023	48,006	42,234

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(323)	189	(258)	129

Comprehensive income	$18,301	$16,212	$47,748	$42,363

Per share amounts:
Basic	$0.32	$0.30	$0.84	$0.81

Diluted	$0.32	$0.30	$0.83	$0.80

Weighted-average common shares outstanding:
Basic	58,096	53,201	57,282	52,133
Diluted	58,155	53,965	58,035	52,617

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2006 (Unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2005	55,765	$56	$430,026	$361	$152,405	$582,848
Net income	—	—	—	—	48,006	48,006
Class A Shares issued in connection with prior year acquisitions	117	—	2,903	—	—	2,903
Class A Shares issued in connection with current year acquisitions	411	—	9,700	—	—	9,700
Class A Shares issued in connection with share-based compensation and warrants	126	—	2,297	—	—	2,297
Class A Shares issued in connection with 401(k) match	52	—	1,261	—	—	1,261
Class B Shares issued in connection with the CIG acquisition	1,650	2	(2)	—	—	—
Tax benefit related to stock options	—	—	46	—	—	46
Settlement with First American for CIG liabilities prior to merger	—	—	(1,129)	—	—	(1,129)
Share-based compensation	—	—	7,520	—	—	7,520
Other comprehensive income	—	—	—	(258)	—	(258)

Balance at September 30, 2006	58,121	$58	$452,622	$103	$200,411	$653,194

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005 (Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2006	2005
Cash flows from operating activities:
Net income	$48,006	$42,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,369	19,085
Share-based compensation	8,484	—
Minority interest	2,439	—
Equity in earnings of investee	(1,407)	(1,232)
Deferred income taxes	(2,770)	(25,823)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(25,263)	(20,675)
Prepaid expenses and other current assets	(2,102)	(3,363)
Goodwill, intangibles and other assets	(5,121)	28,028
Accounts payable	(3,635)	(5,933)
Accrued liabilities	(6,007)	3,430
Deferred income	(1,536)	(845)
Due to affiliates	6,676	4,207
Net change in income tax accounts	9,922	(4,085)
Accrued compensation and other liabilities	7,890	6,055
Minority interest liability	(2,042)	—

Net cash provided by operating activities	61,903	41,083

Cash flows from investing activities:
Database development costs	(2,757)	(2,552)
Purchases of property and equipment	(19,516)	(10,749)
Notes receivable	—	4,000
Cash paid for acquisitions	(30,956)	(31,041)
Cash balance of companies acquired	3,254	6,486

Net cash used in investing activities	(49,975)	(33,856)

Cash flows from financing activities:
Proceeds from long-term debt	42,865	114,000
Repayment of long-term debt	(53,961)	(95,179)
Proceeds from Class A shares issued in connection with stock option plan and employee stock purchase plan	1,916	3,727
Distribution to First American from CIG prior to merger	—	(22,335)

Net cash (used in) provided by financing activities	(9,180)	213

Effect of exchange rates on cash	(12)	2
Increase in cash and cash equivalents	2,736	7,442
Cash and cash equivalents at beginning of period	28,380	9,996

Cash and cash equivalents at end of period	$31,116	$17,438

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,872	$4,221

Cash paid for income taxes	$30,415	$11,210

Non-cash investing and financing activities:
Class A shares issued in connection with acquisitions	$12,603	$16,433

Notes and deferred payments related to acquisitions	$8,758	$16,905

Class A shares issued for benefit plan	$1,642	$902

Class B shares issued for converted debt	$—	$20,000

Class B shares issued in connection with acquisitions	$—	$46,555

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2006 and 2005 (Unaudited)

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

The First American Corporation and affiliates (“First American”) own approximately 82% of the shares of capital stock of the Company as of September 30, 2006. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

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

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

September 30, 2006 and 2005 (Unaudited)

First Advantage completed nine acquisitions during the nine months ended September 30, 2006. The Company’s operating results for the three and nine months ended September 30, 2006 and 2005 include results for the acquired entities from their respective dates of acquisition.

Operating results for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain reclassifications have been made to the 2005 consolidated financial statements to conform with classifications used as of and for the period ended September 30, 2006.

As of September 30, 2006, the Company’s significant accounting polices and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, have not changed from December 31, 2005, except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment.”

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized over the period during which an employee is required to provide services in exchange for the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, results of prior periods are not restated. Share-based compensation expense for the three and nine months ended September 30, 2006 was $2.5 million ($1.8 million after tax or $0.03 per basic and diluted share) and $8.5 million ($6.2 million after tax or $0.11 per basic and diluted share), respectively.

Commencing with the first quarter of fiscal 2006, the Company began transitioning from the Black-Scholes options model to a lattice model to estimate the fair value of new employee stock options on the date of grant. The Company believes the lattice option pricing model provides a more refined estimate of the fair value of our employee stock options. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model for all grants prior to January 1, 2006. For option grants in January 2006 and thereafter, the fair value of each option grant is estimated on the date of the grant using the lattice option pricing model. The option pricing models incorporate the following.

	At September 30,
	2006 (Lattice)	2005 (Black-Scholes)
Expected dividend yield	0%	0%
Risk-free interest rate (1)	4.61–4.81%	4.21%
Expected volatility (2)	30%	25%
Expected life (3)	5 years	6 years

(1)	The risk-free rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.
(2)	The expected volatility is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on the Company’s historical data.
(3)	The expected life is the period of time, on average, that participants are expected to hold their options before exercise based primarily on the Company’s historical data.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

September 30, 2006 and 2005 (Unaudited)

As share-based compensation expense recognized in the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based primarily on historical experience. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

As of September 30, 2006, $12.5 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 1.6 years. There were no share-based compensation costs capitalized as of September 30, 2006.

The Company did not recognize share-based compensation expense related to options for the three and nine months ended September 30, 2005. The exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of the grant per APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Prior to January 1, 2006, the Company followed SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” through disclosure only. The Company accounted for share-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, and related interpretations. The fair value for each option grant was estimated under SFAS No. 123 using the Black-Scholes pricing model. If the Company had elected or was required to apply the fair value recognition provisions of SFAS No. 123, to share-based employee compensation, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table for the three and nine months ended September 30, 2005.

(in thousands, except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$16,023	$42,234
Less: share-based compensation expense, net of tax	1,344	4,195

Pro forma net income	$14,679	$38,039

Earnings per share:
Basic, as reported	$0.30	$0.81
Basic, pro forma	$0.28	$0.73
Diluted, as reported	$0.30	$0.80
Diluted, pro forma	$0.27	$0.72

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects of adoption on its consolidated financial statements and the impact, if any, is not known at this time.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

September 30, 2006 and 2005 (Unaudited)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the fiscal years ending after November 15, 2006. The Company has evaluated the effects of adoption on its consolidated financial statements and the impact is not expected to be material.

3.	Acquisitions

During the nine months ended September 30, 2006, the Company completed nine acquisitions for $49.4 million in cash, notes, deferred payments and stock, and made scheduled payments of $2.9 million of Class A shares and $0.1 million in cash related to previous year’s acquisitions. The preliminary allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with SFAS No. 141, “Business Combinations.” The allocations may be revised.

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

The aggregate purchase price of acquisitions completed during 2006 is as follows:

(in thousands)
Cash	$30,956
Notes	5,600
Deferred payments	3,158
Stock (411 Class A shares)	9,700

Purchase price	$49,414

The preliminary allocation of the aggregate purchase price of the acquisitions are as follows:

(in thousands)
Goodwill	$41,568
Identifiable intangible assets	6,677
Net assets acquired	1,169

$49,414

The changes in the carrying amount of goodwill, by operating segment, are as follows for the nine months ended September 30, 2006:

(in thousands)	Balance at December 31, 2005	Acquisitions	Adjustments to net assets acquired	Balance at September 30, 2006
Lender Services	$47,082	$—	$202	$47,284
Data Services	219,266	—	1,221	220,487
Dealer Services	56,893	—	(911)	55,982
Employer Services	180,114	41,568	247	221,929
Multifamily Services	46,535	—	1,241	47,776
Investigative and Litigation Support Services	55,994	—	—	55,994

Consolidated	$605,884	$41,568	$2,000	$649,452

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

September 30, 2006 and 2005 (Unaudited)

The adjustment to net assets acquired represents changes in the fair value of net assets acquired in connection with acquisitions consummated within the past twelve months.

Unaudited pro forma results of operations assuming all the acquisitions were consummated on January 1, 2005 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Total revenue	$212,532	$202,000	$627,878	$589,351

Net income	$17,841	$15,687	$48,910	$40,882

Earnings per share:
Basic	$0.31	$0.28	$0.85	$0.74

Diluted	$0.31	$0.28	$0.84	$0.74

Weighted-average common shares outstanding:
Basic	58,105	55,193	57,554	55,001
Diluted	58,164	55,957	58,307	55,486

4.	Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company will complete the annual goodwill impairment test for all reporting units in the fourth quarter of 2006 (using the September 30 valuation date). There have been no impairments of goodwill during the nine months ending September 30, 2006.

Goodwill and other intangible assets for the periods as of September 30, 2006 and December 31, 2005 are as follows:

(in thousands)	September 30, 2006	December 31, 2005
Goodwill	$649,452	$605,884

Intangible assets:
Customer lists	$96,413	$90,437
Noncompete agreements	14,249	13,530
Trade names	21,606	21,596
Other	129	129

	132,397	125,692
Less accumulated amortization	(26,329)	(14,418)

Intangible assets, net	$106,068	$111,274

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

September 30, 2006 and 2005 (Unaudited)

Amortization of intangible assets totaled approximately $11.9 million and $4.9 million for the nine months ended September 30, 2006 and 2005, respectively. Estimated amortization expense relating to intangible asset balances as of September 30, 2006, is expected to be as follows over the next five years:

(in thousands)
2006	$4,329
2007	16,899
2008	15,607
2009	14,478
2010	13,854
Thereafter	40,901

$106,068

The changes in the carrying amount of identifiable intangible assets are as follows for the nine months ended September 30, 2006:

(in thousands)	Intangible Assets
Balance, at December 31, 2005	$111,274
Acquisitions	6,677
Adjustments	23
Amortization	(11,906)

Balance, at September 30, 2006	$106,068

5.	Income Taxes

The estimated effective income tax rate was 38.5% and 41.7% for the three and nine months ended September 30, 2006. The Company adjusted the effective income tax rate for the nine months ended September 30, 2006 from 43% to 41.7%, which caused the reduction in the quarterly rate.

6.	Debt

Long-term debt consists of the following at September 30, 2006:

(in thousands, except percentages)
Acquisition notes:
Weighted average interest rate of 6.39% with maturities through 2010	$57,109

Bank notes:
$225 million Collateralized Credit Agreement, interest at 30-day LIBOR plus 1.25% (6.63% at September 30, 2006), matures September 2010	157,500

Capital leases and other debt:
Various interest rates with maturities through 2009	772

Total long-term debt and capital leases	215,381
Less current portion of long-term debt and capital leases	24,848

Long-term debt and capital leases, net of current portion	$190,533

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

September 30, 2006 and 2005 (Unaudited)

At September 30, 2006, the Company was in compliance with the financial covenants of its credit agreement.

7.	Earnings Per Share

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Net Income—numerator for basic and fully diluted earnings per share	$18,624	$16,023	$48,006	$42,234

Denominator:
Weighted-average shares for basic earnings per share	58,096	53,201	57,282	52,133
Effect of dilutive securities—contingent shares	—	—	490	—
Effect of dilutive securities—share-based compensation and warrants	59	764	263	484

Denominator for diluted earnings per share	58,155	53,965	58,035	52,617

Earnings per share:
Basic	$0.32	$0.30	$0.84	$0.81
Diluted	$0.32	$0.30	$0.83	$0.80

For the three months ended September 30, 2006 and 2005, options and warrants totaling 2,521,213 and 361,398, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive. For the nine months ended September 30, 2006 and 2005, options and warrants totaling 1,520,983 and 312,125, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive.

8.	Share-Based Compensation

Employee Stock Purchase Plan

In August 2003, the Company’s board of directors approved the First Advantage Corporation 2003 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, allows eligible employees to purchase First Advantage Class A common stock through payroll deductions for 85% of the fair market value of the First Advantage Class A common stock. Participation in the plan is voluntary. Eligible employees may participate by authorizing payroll deductions of up to 15% of their base pay for each payroll period. At the end of each one-month offering period, each participant will receive an amount of First Advantage Class A common stock equal to the sum of that participant’s payroll deductions during such period divided by 85% of the fair market value of the common stock at the end of the period. No employee may participate in the plan if such employee owns or would own after the purchase of shares under the plan, 5% or more of the voting power of all classes of First Advantage stock. Shares of First Advantage Class A common stock issued under the Stock Purchase Plan must be held for a period of one year. A total of 1.0 million shares of First Advantage Class A common stock are reserved for issuance under the plan. A total of 51,144 and 29,446 shares have been issued in connection with the plan for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

September 30, 2006 and 2005 (Unaudited)

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

At September 30, 2006, 4,964,255 stock options to purchase shares of the Company’s common stock, 122,806 restricted stock awards, and 69,231 restricted stock units were granted under the First Advantage Corporation 2003 Incentive Compensation Plan. Share-based grants generally vest over three years at a rate of 33.4% for the first year and 33.3% for each of the two following years. The option grants expire ten years after the grant date. As of January 1, 2006, the Company accounts for these share-based grants in accordance with SFAS No. 123R, which requires that the cost resulting from all share-based payment transactions, be recognized in the financial statements. Share-based compensation expense for the three and nine months ended September 30, 2006 was $2.5 million ($1.8 million after tax or $0.03 per basic and diluted share) and $8.5 million ($6.2 million after tax or $0.11 per basic and diluted share), respectively. Prior to adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for its share-based awards. Under the provisions of APB Opinion No. 25, the company was not required to recognize compensation expense for the cost of stock options or shares issued under the Company’s Stock Purchase Plan.

Warrants and Options to Purchase Class A Common Stock, Assumed in the Merger

The Company agreed to assume the obligations of US SEARCH.com contained in all warrants to purchase common stock of US SEARCH.com outstanding on the closing date of the merger. Pursuant to the merger agreement and the terms of the warrants, the holders of the warrants are entitled to receive upon exercise thereof 0.04 of a share of First Advantage Class A common stock for each share of US SEARCH.com common stock that such warrant holder would have been entitled to receive pursuant to the warrant prior to the closing of the merger. The Company had outstanding warrants to purchase up to 176,218 shares of its common stock at exercise prices ranging from $0.25 to $29.38 per share as of September 30, 2006.

All outstanding stock options, stock appreciation rights, limited stock appreciation rights and stock purchase rights of US SEARCH.com were assumed by the Company and converted automatically into options to purchase shares of First Advantage Class A common stock calculated in accordance with the exchange ratio, rounded down to the nearest whole share. The exercise price is equal to the exercise price per share of US SEARCH.com common stock divided by the exchange ratio, rounded down to the nearest whole cent. The

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

September 30, 2006 and 2005 (Unaudited)

outstanding stock options, stock appreciation rights, limited stock appreciation rights and stock purchase rights of US SEARCH.com otherwise continue to be exercisable and vest subject to the terms and conditions applicable to them before the mergers. However, all outstanding stock options issued to US SEARCH.com employees and directors pursuant to the US SEARCH.com Amended and Restated 1998 Stock Incentive Plan and all outstanding stock options issued to US SEARCH.com’s non-employee directors pursuant to the US SEARCH.com 1999 Non-Employee Directors’ Stock Option Plan accelerated and became fully vested upon the occurrence of the mergers. As of September 30, 2006, the Company had outstanding options (previously issued by US SEARCH.com) to purchase up to 70,833 shares of its common stock at exercise prices ranging from $7.03 to $225.00 per share.

Stock option activity under the Company’s stock plan since December 31, 2005 is summarized as follows:

(in thousands, except weighted average price)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2005	3,503	$21.14
Options granted	881	$24.75
Options exercised	(55)	$16.22
Options canceled	(144)	$23.51

Options outstanding at September 30, 2006	4,185	$21.88

Options exercisable, end of the quarter	2,122	$20.60

The following table summarizes information about stock options and warrants outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 7.00 - $ 12.50	13	4.8	$10.33	13	$10.34
$12.51 - $ 25.00	3,477	7.8	$20.64	1,876	$19.39
$25.01 - $ 50.00	684	8.9	$27.34	222	$27.94
$50.01 - $242.25	11	3.8	$89.25	11	$89.25

	4,185			2,122

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price
$ 0.25 - $22.50	86	2.29	$17.08
$22.51 - $26.10	87	0.45	$26.10
$26.11 - $29.38	3	0.39	$29.38

	176

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

September 30, 2006 and 2005 (Unaudited)

9.	Segment Information

The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

The Lender Services segment offers lenders credit reporting solutions for mortgage and home equity information needs.

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, fleet management, supply chain theft and damage mitigation consulting, consumer location, criminal records reselling, subprime credit reporting, consumer credit reporting services, and lead generation services. Revenue for the Data Services segment includes $1.1 million and $0.7 million of inter-segment revenue for the three months ended September 30, 2006 and 2005, respectively, and $3.5 million and $2.0 million of inter-segment revenue for the nine months ended September 30, 2006 and 2005, respectively.

The Dealer Services business segment serves the automotive dealer marketplace by delivering consolidated consumer credit reports, credit automation software and automotive lead development services.

The Employer Services segment includes employment background screening, hiring management solutions, occupational health services and tax incentive services. Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting. The hiring management solutions group provides recruiting and hiring systems to manage job applicants. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs, sales and use tax programs and fleet asset management programs. Revenue for the Employer Services segment includes $0.2 million of inter-segment revenue for the three months ended September 30, 2006 and 2005, and $0.8 million and $0.6 million of inter-segment revenue for the nine months ended September 30, 2006 and 2005, respectively.

The Multifamily Services segment includes resident screening and software services. Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories. Revenue for the Multifamily Services segment includes $0.1 million of inter-segment revenue for the three months ended September 30, 2006 and 2005, and $0.3 million and $0.2 million of inter-segment revenue for the nine months ended September 30, 2006 and 2005, respectively.

The Investigative and Litigation Support Services segment includes all investigative services. Products and services offered by the Investigative and Litigation Support Services segment include surveillance services, field interviews, computer forensics, electronic discovery, due diligence reports and other high level investigations. Revenue for the Investigative and Litigation Support Services segment includes $0.1 million and $0.3 million of inter-segment revenue for the three and nine months ended September 30, 2006, respectively.

The elimination of inter-segment revenue and cost of service revenue is included in Corporate. These transactions are recorded at cost.

International operations are included in the Employer Services segment and include revenue of $5.9 million and $2.9 million for the three months September 30, 2006 and 2005, respectively, and $13.7 million and $6.0 million for the nine months ended September 30, 2006 and 2005, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

September 30, 2006 and 2005 (Unaudited)

The following table sets forth segment information for the three and nine months ended September 30, 2006 and 2005.

(in thousands) Three Months Ended September 30, 2006	Revenue	Depreciation and Amortization	Income (Loss) From Operations	Assets
Lender Services	$44,072	$1,649	$14,603	$77,507
Data Services	48,513	2,836	10,283	321,713
Dealer Services	31,993	714	4,913	120,294
Employer Services	56,217	2,110	5,960	333,234
Multifamily Services	18,616	1,136	4,933	79,451
Investigative and Litigation Support Services	14,336	791	2,666	85,711
Corporate and Eliminations	(1,711)	405	(9,252)	53,782

Consolidated	$212,036	$9,641	$34,106	$1,071,692

Three Months Ended September 30, 2005
Lender Services	$43,907	$1,760	$12,971	$82,745
Data Services	32,161	1,465	7,206	137,240
Dealer Services	29,219	641	3,964	117,427
Employer Services	40,404	1,371	3,560	221,343
Multifamily Services	17,544	1,023	4,824	76,847
Investigative and Litigation Support Services	8,237	385	353	49,169
Corporate and Eliminations	(1,526)	40	(4,784)	46,777

Consolidated	$169,946	$6,685	$28,094	$731,548

Nine Months Ended September 30, 2006
Lender Services	$135,023	$5,112	$42,469	$77,507
Data Services	141,922	8,838	29,185	321,713
Dealer Services	92,790	2,101	13,814	120,294
Employer Services	148,501	5,554	13,961	333,234
Multifamily Services	54,068	3,373	13,023	79,451
Investigative and Litigation Support Services	44,451	2,307	8,822	85,711
Corporate and Eliminations	(5,248)	1,084	(26,690)	53,782

Consolidated	$611,507	$28,369	$94,584	$1,071,692

Nine Months Ended September 30, 2005
Lender Services	$128,963	$4,942	$37,596	$82,745
Data Services	92,083	4,403	20,956	137,240
Dealer Services	72,252	1,639	10,522	117,427
Employer Services	112,642	3,846	9,763	221,343
Multifamily Services	49,134	3,003	14,155	76,847
Investigative and Litigation Support Services	23,142	1,146	1,032	49,169
Corporate and Eliminations	(4,525)	106	(17,094)	46,777

Consolidated	$473,691	$19,085	$76,930	$731,548

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

September 30, 2006 and 2005 (Unaudited)

10.	Subsequent Event

In October 2006, DealerTrack completed a follow on offering of its stock. In the fourth quarter, the Company will recognize a pretax investment gain of approximately $7.2 million. The sale of the stock was at a price per share in excess of its carrying value. As a result of the issuance of the shares, the Company’s ownership interest in DealerTrack will decrease from approximately 16% to 14%. The Company will continue to account for the investment under the equity method since it has maintained significant influence at DealerTrack.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

First Advantage Corporation (Nasdaq: FADV) (“First Advantage” or the “Company”) is a global risk mitigation and business solutions provider. The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative & Litigation Support Services. First Advantage is headquartered in St. Petersburg, Florida, and has approximately 4,400 employees in offices throughout the United States and abroad. During 2006, First Advantage has acquired nine companies, which are all included in the Employer Services segment. During the nine months ended September 30, 2005, the Company acquired four companies in the Employer Services segment, two companies in the Investigative and Litigation Support Services segment, one company in the Lender Services segment, one company in the Multifamily Services segment, and one company in the Dealer Services segment.

Operating results for the three and nine months ended September 30, 2006 included total revenue of $212.0 million and $611.5 million, respectively. This represents an increase of 24.8% and 29% over the same periods in 2005, respectively. The organic growth rate was 3.1% and 4.0% for the three and nine months ended September 30, 2006, respectively. Net income for the three and nine months ended September 30, 2006 was $18.6 million and $48.0 million, respectively. Net income increased $2.6 million for the three months ended and $5.8 million for the nine months ended September 30, 2006 in comparison to the same periods in 2005. Net income for the three and nine months ended September 30, 2006 includes the impact of adopting Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004) “Share-Based Payment,” which reduced net income by $1.8 million and $6.2 million or $0.03 and $0.11 per diluted share, respectively.

The results of operations for the nine months ended September 30, 2005, include $3.2 million of nondeductible merger costs incurred in connection with the acquisition of the Credit Information Group from The First American Corporation, $2.0 million of costs incurred in connection with the relocation of the company’s corporate headquarters and other office consolidations, and $.6 million of costs related to the launch of the corporate branding initiative in June 2005. These costs are included in the Company’s Corporate segment.

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

The following is a summary of the operating results by the Company’s business segments for the three and nine months ended September 30, 2006 and 2005.

(in thousands, except percentages) Three Months Ended September 30, 2006	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/ Litigation Support Services	Corporate	Total
Service revenue	$44,072	$37,153	$31,993	$53,399	$18,616	$14,336	$(964)	$198,605
Reimbursed government fee revenue	—	11,360	—	2,818	—	—	(747)	13,431

Total revenue	44,072	48,513	31,993	56,217	18,616	14,336	(1,711)	212,036
Cost of service revenue	13,913	11,049	17,147	16,421	1,803	2,624	(937)	62,020
Government fees paid	—	11,360	—	2,818	—	—	(747)	13,431

Total cost of service	13,913	22,409	17,147	19,239	1,803	2,624	(1,684)	75,451
Gross margin	30,159	26,104	14,846	36,978	16,813	11,712	(27)	136,585
Salaries and benefits	12,381	5,764	3,945	18,771	6,514	5,996	7,043	60,414
Facilities and telecommunications	1,855	737	415	2,103	1,007	404	1,104	7,625
Other operating expenses	(329)	6,484	4,859	8,034	3,223	1,855	673	24,799
Depreciation and amortization	1,649	2,836	714	2,110	1,136	791	405	9,641

Income (loss) from operations	$14,603	$10,283	$4,913	$5,960	$4,933	$2,666	$(9,252)	$34,106

Operating margin as a percentage of service revenue	33.1%	27.7%	15.4%	11.2%	26.5%	18.6%	N/A	17.2%

Three Months Ended September 30, 2005	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/ Litigation Support Services	Corporate	Total
Service revenue	$43,907	$22,100	$29,219	$37,673	$17,544	$8,237	$(934)	$157,746
Reimbursed government fee revenue	—	10,061	—	2,731	—	—	(592)	12,200

Total revenue	43,907	32,161	29,219	40,404	17,544	8,237	(1,526)	169,946
Cost of service revenue	14,200	3,624	15,635	12,132	1,788	3,443	(941)	49,881
Government fees paid	—	10,061	—	2,731	—	—	(592)	12,200

Total cost of service	14,200	13,685	15,635	14,863	1,788	3,443	(1,533)	62,081
Gross margin	29,707	18,476	13,584	25,541	15,756	4,794	7	107,865
Salaries and benefits	12,500	3,922	4,222	13,559	6,064	2,715	3,664	46,646
Facilities and telecommunications	1,916	632	422	1,514	808	296	617	6,205
Other operating expenses	560	5,251	4,335	5,537	3,037	1,045	470	20,235
Depreciation and amortization	1,760	1,465	641	1,371	1,023	385	40	6,685

Income (loss) from operations	$12,971	$7,206	$3,964	$3,560	$4,824	$353	$(4,784)	$28,094

Operating margin as a percentage of service revenue	29.5%	32.6%	13.6%	9.4%	27.5%	4.3%	N/A	17.8%

Nine Months Ended September 30, 2006	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/ Litigation Support Services	Corporate	Total
Service revenue	$135,023	$108,312	$92,790	$139,901	$54,068	$44,451	$(2,981)	$571,564
Reimbursed government fee revenue	—	33,610	—	8,600	—	—	(2,267)	39,943

Total revenue	135,023	141,922	92,790	148,501	54,068	44,451	(5,248)	611,507
Cost of service revenue	44,013	32,356	49,087	41,354	5,183	8,600	(2,831)	177,762
Government fees paid	—	33,610	—	8,600	—	—	(2,267)	39,943

Total cost of service	44,013	65,966	49,087	49,954	5,183	8,600	(5,098)	217,705
Gross margin	91,010	75,956	43,703	98,547	48,885	35,851	(150)	393,802
Salaries and benefits	37,515	17,467	12,459	51,642	20,168	17,776	20,767	177,794
Facilities and telecommunications	5,436	2,192	1,195	6,090	2,811	1,250	3,231	22,205
Other operating expenses	478	18,274	14,134	21,300	9,510	5,696	1,458	70,850
Depreciation and amortization	5,112	8,838	2,101	5,554	3,373	2,307	1,084	28,369

Income (loss) from operations	$42,469	$29,185	$13,814	$13,961	$13,023	$8,822	$(26,690)	$94,584

Operating margin as a percentage of service revenue	31.5%	26.9%	14.9%	10.0%	24.1%	19.8%	N/A	16.5%

Nine Months Ended September 30, 2005	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/ Litigation Support Services	Corporate	Total
Service revenue	$128,963	$61,860	$72,252	$104,451	$49,134	$23,142	$(2,780)	$437,022
Reimbursed government fee revenue	—	30,223	—	8,191	—	—	(1,745)	36,669

Total revenue	128,963	92,083	72,252	112,642	49,134	23,142	(4,525)	473,691
Cost of service revenue	41,773	8,928	36,754	34,595	4,862	9,689	(2,788)	133,813
Government fees paid	—	30,223	—	8,191	—	—	(1,745)	36,669

Total cost of service	41,773	39,151	36,754	42,786	4,862	9,689	(4,533)	170,482
Gross margin	87,190	52,932	35,498	69,856	44,272	13,453	8	303,209
Salaries and benefits	37,764	11,161	10,435	37,175	16,662	7,846	9,265	130,308
Facilities and telecommunications	5,320	1,839	865	4,619	2,472	801	3,059	18,975
Other operating expenses	1,568	14,573	12,037	14,453	7,980	2,628	4,672	57,911
Depreciation and amortization	4,942	4,403	1,639	3,846	3,003	1,146	106	19,085

Income (loss) from operations	$37,596	$20,956	$10,522	$9,763	$14,155	$1,032	$(17,094)	$76,930

Operating margin as a percentage of service revenue	29.2%	33.9%	14.6%	9.3%	28.8%	4.5%	N/A	17.6%

Lender Services Segment

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Service revenue was $44.1 and $43.9 million for the three months ended September 30, 2006 and 2005, respectively. The acquisition of a mortgage credit reporting business during the fourth quarter of 2005 increased revenue by $1.2 million, and revenue from businesses owned for more than one year decreased by $1.1 million or 2.4%. The Company has been able to gain market share in the Lender Services segment to partially offset the overall decrease in the mortgage and housing markets.

Cost of service revenue was $13.9 million as of September 30, 2006, a decrease of $.3 million compared to cost of service revenue of $14.2 million as of September 30, 2005.

Salaries and benefits were comparable to the same period in 2005. Salaries and benefits were 28.1% of service revenue for the three months ended September 2006 compared to 28.5% during the same period in 2005. The decrease is due to operational efficiencies achieved, an increase in capitalized personnel costs related to software development projects and a decrease in benefit costs.

Facilities and telecommunication expenses were comparable to the same period in 2005. Facilities and telecommunication expenses were 4.2% of service revenue for the three months ended September 2006 compared to 4.4% for the same period in 2005. Facilities and telecommunication expenses decreased due to a reduction in telecommunication expenses related to the March 2005 acquisition.

Other operating expenses decreased by $.9 million. Other operating expenses were (0.7)% of service revenue in the third quarter of 2006 and 1.3% in the same period in 2005. The decrease in 2006 is primarily due to a decrease in corporate related allocations, an increase in the amounts allocated to the Data Services segment for IT costs related to supporting the credit platform utilized to process direct to consumer oriented credit reporting solutions, and an increase in the amounts allocated to the Dealer Services and Data Services segments for shared services and product development initiatives.

Depreciation and amortization were comparable to the same period in 2005. Depreciation and amortization were 3.7% of service revenue for the three months ended September 30, 2006 compared to 4.0% in the same period in 2005. The addition of acquisition intangibles is offset by a decrease in depreciation expense from fully depreciated assets.

Income from operations was $14.6 million for the three months ended September 2006 compared to $13.0 million in the same period of 2005. The operating margin percentage increased from 29.5% to 33.1% primarily due to lower cost of service revenue, lower salaries and benefit costs, and lower other operating expenses for the three months ended September 2006 compared to the same period in 2005.

Data Services Segment

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Service revenue was $37.2 million for the three months ended September 30, 2006, an increase of $15.1 million compared to service revenue of $22.1 million in the same period of 2005. The acquisition of a lead generation business in fourth quarter 2005 accounted for $12.2 million of the revenue growth. The organic growth in this segment was 12.9% comparing the three months ended September 30, 2006 and 2005. The organic growth is due to new products and an increased transaction volume to current customers.

Cost of service revenue was $11.0 million for the three months ended September 30, 2006, an increase of $7.4 million compared to cost of service revenue of $3.6 million in the same period of 2005. The fourth quarter 2005 acquisition and the overall increase in service revenue accounted for the increase in the cost of service revenue.

Salaries and benefits increased by $1.8 million. Salaries and benefits were 15.5% of service revenue in the third quarter of 2006 compared to 17.7% in the same period of 2005. The increase in expense is due to additional employees brought in through the 2005 acquisition. Approximately $.2 million of the increase is related to share-based compensation expense recorded in 2006. The decrease as a percentage of service revenue is due to operating efficiencies gained on increased revenues.

Facilities and telecommunication expenses were comparable to the same period in 2005. Facilities and telecommunication expenses were 2.0% and 2.9% of service revenue in the third quarter of 2006 and 2005, respectively. The decrease in the percentage is due to facilities and telecommunication expenses remaining stable as revenues increased. In addition, the acquired lead generation business’ facility and telecommunications expenses were 1% of services revenue for the three months ended September 30, 2006.

Other operating expenses increased by $1.2 million. Other operating expenses were 17.5% of service revenue in the third quarter of 2006 and 23.8% in the same period of 2005. The increase in other operating expenses is primarily related to the acquisition and an increase in marketing expenses related to an overall increase in advertising channels. The decrease as a percentage of service revenue is due to operating efficiencies gained on increased revenues.

Depreciation and amortization increased by $1.4 million. The increase is due to the November 2005 acquisition of a lead generation business.

Income from operations was $10.3 million for the third quarter of 2006 compared to $7.2 million in the third quarter of 2005. The operating margin percentage decreased from 32.6% to 27.7%. The operating margin decrease is related to the sales mix and related margins. The lead generation business acquired in 2005 has a relatively lower operating margin in relation to the other businesses in the segment in part due to the amortization of intangible assets.

Dealer Services Segment

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Service revenue was $32.0 million for the three months ended September 30, 2006, an increase of $2.8 million compared to service revenue of $29.2 million in the same period of 2005. An increase in transactions from market share gains accounted for substantially all of the growth in service revenue.

Cost of service revenue was $17.1 million for the three months ended September 30, 2006, an increase of $1.5 million compared to cost of service revenue of $15.6 million in the same period of 2005. Cost of service revenue was 53.6% of service revenue in the third quarter of 2006 compared to 53.5% in the same period of 2005. An increase in transactions, higher credit data costs, and an increase in commissions paid to our partners accounted for the increase in the cost of service revenue.

Salaries and benefits decreased by $.3 million. Salaries and benefits were 12.3% of service revenue in the third quarter of 2006 compared to 14.4% in the same period of 2005. The percentage decrease is due to increased sales volume and a decrease in benefits costs.

Facilities and telecommunication expenses were comparable for the same period in 2005. Facilities and telecommunication expenses were 1.3% of service revenue in the third quarter of 2006 and 1.4% in the third quarter of 2005.

Other operating expenses increased by $.5 million. Other operating expenses were 15.2% of service revenue in the third quarter of 2006 and 14.8% in the same period of 2005. The increase is primarily due to an increase in consulting expenses, an increase in the allowance reserve, and an increase in amounts allocated from the Lender Services segment for IT costs, related to supporting an increase in transactions via the credit platform utilized to process auto related credit reporting solutions, and an increase in the amounts allocated for shared services and product development initiatives.

Depreciation and amortization were comparable to the same period in 2005. Depreciation and amortization expenses were 2.2% of service revenue in the three months ended September 2006 and 2005.

Income from operations was $4.9 million for the three months ended September 2006 compared to $4.0 million for the same period in 2005. The operating margin percentage increased from 13.6% to 15.4% primarily due to operational efficiencies realized on the increase in revenues and a decrease in benefit costs.

Employer Services Segment

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Service revenue was $53.4 million for the three months ended September 30, 2006, an increase of $15.7 million compared to service revenue of $37.7 million in the same period of 2005. The increase is primarily due to acquisitions, specifically in the hiring solutions group. Organic growth for this segment was 1.5%. Organic growth is low due to decreased volumes in the occupational health group. In addition, the segment has seen increased volumes from the Hurricane Katrina tax credit program, offset by decreased revenue from the delayed passing of the Work Opportunity Tax Credit (“WOTC”) program.

Salaries and benefits increased by $5.2 million. Salaries and benefits were 35.2% of service revenue in the third quarter of 2006 compared to 36.0% in the same period of 2005. The number of employees has increased significantly due to acquisitions and the growth of this segment in comparison to the same period in 2005. Approximately $.4 million of the increase is related to the share-based compensation expense recorded in 2006.

Facilities and telecommunication expenses increased by $.6 million. Facilities and telecommunication expenses were 3.9% of service revenue in the third quarter of 2006 and 4.0% in the third quarter of 2005. The increase is due to the additional expense at the acquired companies for their respective facilities.

Other operating expenses increased by $2.5 million. Other operating expenses were 15.0% of service revenue in the third quarter of 2006 and 14.7% for the same period of 2005. The increase in other operating expenses is due to additional costs from acquired companies offset by efficiencies gained at existing companies. There were nine Employer Services companies acquired in 2006.

Depreciation and amortization increased by $.7 million primarily due to the addition of intangible assets related to the acquisitions.

Income from operations was $6.0 million for the three months ended September 2006 compared to $3.6 million for the same period in 2005. The operating margin percentage increased from 9.4% to 11.2% primarily due to higher margin product offerings in 2006 related to acquisitions, specifically in the hiring solutions group.

Multifamily Services Segment

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Service revenue was $18.6 million for the three months ended September 30, 2006, an increase of $1.1 million compared to service revenue of $17.5 million in the same period of 2005. The increase is derived from organic growth of 2.9% and two acquisitions in the second half of 2005.

Salaries and benefits increased by $.5 million. Salaries and benefits were 35.0% of service revenue for the third quarter of 2006 compared to 34.6% of service revenue in the same period of 2005. Approximately $.2 million of the increase is related to share-based compensation expense recorded in the third quarter of 2006. The remaining increase is due to increased number of employees from acquisitions offset by efficiencies achieved by integrating these acquisitions.

Facilities and telecommunication expenses increased by $.2 million. Facilities and telecommunication expenses were 5.4% and 4.6% of service revenue in the third quarter of 2006 and 2005, respectively.

Other operating expenses increased by $.2 million and were 17.3% of service revenue in the third quarter of 2006 and 2005.

Depreciation and amortization was comparable to the same period of 2005. Depreciation and amortization was 6.1% of service revenue in the third quarter of 2006 compared to 5.8% in the same period of 2005.

Income from operations was $4.9 million in the third quarter of 2006 compared to income from operations of $4.8 million in the same period of 2005. The operating margin percentage decreased from 27.5% to 26.5% due to an increase in revenue offset by increased professional fees, regulatory costs, marketing costs and compensation expenses.

Investigative and Litigation Services Segment

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Service revenue was $14.3 million for the three months ended September 30, 2006, an increase of $6.1 million compared to service revenue of $8.2 million in the same period of 2005. The increase is predominantly driven by the two acquisitions in the second half of 2005. These acquisitions expanded the product services in the segment, primarily electronic discovery and computer forensics.

Salaries and benefits increased by $3.3 million. Salaries and benefits were 41.8% of service revenue in the third quarter of 2006 compared to 33.0% in the same period of 2005. The increases are mainly due to the acquisitions and the related increase in employees.

Facilities and telecommunication expenses were comparable to the same period in 2005. Facilities and telecommunication expenses were 2.8% of service revenue in the third quarter of 2006 and 3.6% in the third quarter of 2005.

Other operating expenses increased by $.8 million. Other operating expenses were 12.9% of service revenue in the third quarter of 2006 and 12.7% for the same period of 2005. The increase is predominantly driven by the two acquisitions in the second half of 2005.

Depreciation and amortization increased by $.4 million due to the increase in acquisition related intangibles.

Income from operations was $2.7 million for the third quarter of 2006 compared to $.4 million in the same period of 2005. The operating margin percentage increased from 4.3% to 18.6%. The increase is primarily due to the acquisition in the fourth quarter of 2005 of an investigative business that concentrates on higher margin electronic discovery services as opposed to surveillance services.

Corporate

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. Additional costs were incurred for the increased level of professional fees for audit related services, Sarbanes-Oxley compliance, data security, and increased staffing in the technology, accounting, human resources and legal departments to support corporate growth. The corporate expenses were $9.3 million in the third quarter of 2006, an increase of $4.5 million compared to the same period of 2005. Salaries and benefits increased $3.4 million, of which, approximately $1.3 million is share-based compensation expense recorded in 2006 related to the adoption of SFAS No. 123R and the remaining is due to an increase in employees related to overall corporate growth.

Consolidated Results

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Consolidated service revenue for the three months ended September 30, 2006 was $198.6 million, an increase of $40.9 million compared to service revenue of $157.7 million in the same period in 2005. Acquisitions accounted for $36.1 million of the increase. Organic growth for the company was 3.1%.

Salaries and benefits increased by $13.8 million compared to the same period in 2005. Salaries and benefits were 30.4% of service revenue for the three months ended September 30, 2006 and 29.6% for the same period in 2005. The increase is related to additional employees added through acquisitions and company growth. In addition, approximately $2.5 million in expense was recorded for share-based compensation in third quarter 2006.

Facilities and telecommunication expenses increased by $1.4 million compared to the same period in 2005. Facilities and telecommunication expenses were 3.8% of service revenue in the third quarter of 2006 and 3.9% in the same period of 2005. The increase in expense is due to acquisitions and the new corporate facilities offset by the continued integration efforts to reduce costs.

Other operating expenses increased by $4.6 million compared to the same period in 2005. Other operating expenses were 12.5% of service revenue for the three months ended September 30, 2006 and 12.8% compared to the same period for 2005.

Depreciation and amortization increased by $3.0 million due to an overall increase in acquired intangible assets and asset additions, offset by assets maturing and becoming fully depreciated.

The consolidated operating margin was 17.2% for the three months ended September 30, 2006, compared to 17.8% for the same period in 2005. The margin decrease is related to increased expenses due to share-based compensation, regulatory and compliance costs, and intangible asset amortization, offset by continued revenue growth in addition to increased operational efficiencies at existing companies.

Income from operations was $34.1 million for the three months ended September 30, 2006 compared to $28.1 million for the same period in 2005. The increase of $6.0 million is comprised of an increase in operating income of $1.6 million in Lender Services, $3.1 million in Data Services, $1.0 million in Dealer Services, $2.4 million in Employer Services, $2.3 million in Investigative and Litigation Support Services, and $.1 million at Multifamily Services, offset by an increase of corporate expenses of $4.5 million. The improvement in income from operations is primarily due to the 2005 acquisitions in the Investigative and Litigation Support Services and Data Services segments and the 2006 acquisitions in the Employer Services segment.

Lender Services Segment

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Service revenue was $135.0 million for the nine months ended September 30, 2006, an increase of $6.0 million compared to service revenue of $129.0 million in the same period of 2005. The acquisition of mortgage credit reporting businesses during the first and fourth quarters of 2005 increased revenue by $8.6 million for the nine months ended September 30, 2006 as compared to same period in 2005. Service revenue from existing businesses decreased by $2.6 million or 2.2% due to the overall decrease in the housing and mortgage markets partially offset by gains in market share.

Cost of service revenue was $44.0 million for the nine months ended September 30, 2006, an increase of $2.2 million compared to cost of service revenue of $41.8 million in the same period of 2005. The acquisitions during the first and fourth quarters of 2005 accounted for the increase in the cost of service revenue.

Salaries and benefits expenses decreased $.2 million. Salaries and benefits were 27.8% of service revenue for the nine months ended September 30, 2006 compared to 29.3% in the same period of 2005. Salaries and benefits expense decreased due to a decrease in benefit costs, and an increase in capitalized personnel costs related to software development projects. The percentage decrease is primarily due to operational efficiencies, consolidation of the acquired businesses, and a decrease in benefit costs. This is offset by an increase in expense related to acquisitions and share-based compensation of $.5 million recorded in 2006.

Facilities and telecommunication expenses were comparable to the same period in 2005. Facilities and telecommunication expenses were 4.0% of service revenue for the nine months ended September 30, 2006 and 4.1% in the same period of 2005. Facilities and telecommunication expenses increased due to the absence in 2006 of credits from telecom vendors that were received during the same period in 2005, and due to the acquisitions. The percentage decrease is primarily due to operational efficiencies and the reduction of telecom expense in 2006 with respect to the 2005 acquisitions.

Other operating expenses decreased by $1.1 million. Other operating expenses were 0.4% of service revenue for the nine months ended September 2006 and 1.2% in the same period of 2005. The change in 2006 is primarily due to the acquisitions which increased other operating expenses, offset by a decrease in corporate related allocations, an increase in the amounts allocated to the Data Services segment for IT costs related to supporting the credit platform utilized to process direct to consumer oriented credit reporting solutions, and an increase in the amounts allocated to the Dealer Services and Data Services segments for shared services and product development initiatives.

Depreciation and amortization increased by $.2 million due to an increase in amortization of intangible assets as a result of the acquisitions. Depreciation and amortization were 3.8% of service revenue as of September 30, 2006 and 2005. The increase is primarily due to amortization and depreciation expense related to the acquisitions.

Income from operations was $42.5 million for the nine months ended September 30, 2006 compared to $37.6 million in the same period in 2005. The operating margin percentage increased from 29.2% to 31.5% primarily due to lower salaries and benefit costs and lower other operating expenses for the nine months ended September 2006 compared to the same period in 2005. Operating income from existing businesses increased $2.3 million.

Data Services Segment

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Service revenue was $108.3 million for the nine months ended September 30, 2006, an increase of $46.4 million compared to service revenue of $61.9 million in the same period of 2005. Approximately $37.4 million of that increase is due to a 2005 acquisition. Organic growth was 14.6% for the segment. The organic growth is due to new products, several new customers and increased transaction volume to current customers.

Cost of service revenue was $32.4 million for the nine months ended September 30, 2006, an increase of $23.5 million compared to cost of service revenue of $8.9 million in the same period of 2005. Approximately $20.0 million of that increase is due to a 2005 acquisition.

Salaries and benefits increased by $6.3 million. Salaries and benefits were 16.1% of service revenue in the nine months ended September 30, 2006 compared to 18.0% in the same period of 2005. The increase in salaries expense is primarily related to the 2005 acquisition and the share-based expense of $.7 million recorded in 2006 offset by increased efficiencies at existing businesses.

Facilities and telecommunication increased $.4 million. Facilities and telecommunication expenses were 2.0% of service revenue for the nine months ended September 30, 2006 and 3.0% in the same period of 2005.

Other operating expenses increased by $3.7 million. Other operating expenses were 16.9% of service revenue in the nine months ended September 30, 2006 and 23.6% in the same period of 2005. The increase in operating expenses is due to an increase in marketing expenses, purchased services, credit card fees and the 2005 acquisition. The decrease as a percentage of revenue is due to operating efficiencies achieved on the higher revenue for the nine months ended 2006.

Depreciation and amortization increased by $4.4 million due to an increase in amortization of intangible assets as a result of the acquisition.

Income from operations was $29.2 million for the nine months ended September 30, 2006 compared to $21.0 million in the same period of 2005. The increase is primarily related to the 2005 acquisition. The operating margin percentage decreased from 33.9% to 26.9%. The decrease in the operating margin is primarily due to the sales mix and related margins. The lead generation business acquired in 2005 has a relatively lower operating margin in relation to the other businesses in the segment primarily due to amortization of intangibles.

Dealer Services Segment

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Service revenue was $92.8 million for the nine months ended September 30, 2006, an increase of $20.5 million compared to service revenue of $72.3 million in the same period of 2005. Approximately $12.0 million is related to the acquisition of an automotive lead generation business in May 2005. The remainder is due to increased customer transactions from market share gains.

Cost of service revenue was $49.1 million for the nine months ended September 30, 2006, an increase of $12.3 million compared to cost of service revenue of $36.8 million in the same period of 2005. The acquisition of an automotive lead generation business during the second quarter of 2005 accounted for $7.5 million of the increase, and an increase in transactions, higher credit data costs, and an increase in commissions paid to our partners accounted for the additional increase in the cost of service revenue.

Salaries and benefits increased by $2.0 million. Salaries and benefits were 13.4% of service revenue in the first half of 2006 compared to 14.4% in the same period of 2005. Salaries and benefits expense increased primarily due to the acquisition of the automotive lead generation business and $.3 million in share-based compensation recorded, and the percentage decrease is due to operational efficiencies and a decrease in benefit costs.

Facilities and telecommunication expenses increased by $.3 million. Facilities and telecommunication expenses were 1.3% of service revenue in the nine months ended September 30, 2006 and 1.2% in the same period of 2005. The increase is primarily due to the acquisition of the automotive lead generation business.

Other operating expenses increased by $2.1 million. Other operating expenses were 15.2% of service revenue in the nine months ended September of 2006 and 16.7% in the same period of 2005. The increase in 2006 is due primarily to the acquisition and due to an increase in the amounts allocated from the Lender Services segment for shared services and product development initiatives, and the percentage decrease is due to operational efficiencies realized on the increase in revenues.

Depreciation and amortization increased by $.5 million due to an increase in amortization of intangible assets as a result of the acquisition.

Income from operations was $13.8 million for the nine months ended September 30, 2006 compared to $10.5 million for the same period in 2005. The operating margin percentage increased from 14.6% to 14.9%. Operating income from existing businesses increased by $3.6 million.

Employer Services Segment

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Service revenue was $139.9 million for the nine months ended September 30, 2006, an increase of $35.4 million compared to service revenue of $104.5 million in the same period of 2005. The increase was primarily driven by the addition of revenue from acquisitions, specifically in the hiring solutions group. In addition, the segment has seen increased volumes from the Hurricane Katrina tax credit program, offset by decreased revenue from the delayed passing of the Work Opportunity Tax Credit (“WOTC”) program.

Salaries and benefits increased by $14.5 million. Salaries and benefits were 36.9% of service revenue in the nine months ended September 30, 2006 compared to 35.6% in the same period of 2005. The increase is primarily related to acquisitions and the $1.3 million share-based compensation expense recorded.

Facilities and telecommunication expenses increased by $1.5 million. Facilities and telecommunication expenses were 4.4% of service revenue for the nine months ended September 30, 2006 and 2005. The increase in expense is primarily due to acquisitions and the expansion of the international background business.

Other operating expenses increased by $6.8 million. Other operating expenses were 15.2% of service revenue in the nine months ended September 30, 2006 and 13.8% for the same period of 2005. The increase is due to acquisitions and international expansion, offset by a decrease in temporary labor at existing businesses.

Depreciation and amortization increased by $1.7 million primarily due to the addition of intangible assets related to the acquisitions.

Income from operations increased $4.2 million compared to the same period in 2005. The operating margin percentage was 10.0% and 9.3% for the nine months ended September 30, 2006 and 2005, respectively. The increase is primarily due to acquisitions and reduction of costs from successful integration of these and prior year acquisitions offset by share-based compensation of $1.3 million.

Multifamily Services Segment

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Service revenue was $54.1 million for the nine months ended September 30, 2006, an increase of $5.0 million compared to service revenue of $49.1 million in the same period of 2005. Acquisitions account for approximately $2.8 million of the increase. Organic growth was 4.4% for the segment.

Salaries and benefits increased by $3.5 million. Salaries and benefits were 37.3% of service revenue for the nine months ended September 30, 2006 compared to 33.9% of service revenue in the same period of 2005. The increase is related to the acquisitions in the second half of 2005 and the share-based compensation of $.7 million recorded in 2006.

Facilities and telecommunication expenses increased by $.3 million. Facilities and telecommunication expenses were 5.2% of service revenue for the nine months ended September 30, 2006 and 5.0% for the same period in 2005.

Other operating expenses increased by $1.5 million and were 17.6% of service revenue in the nine months ended September 30, 2006 compared to 16.2% in the same period of 2005. The increase is due to acquisitions and additional professional fees related to data security and compliance.

Depreciation and amortization increased $.4 million compared to the same period of 2005. Depreciation and amortization were comparable at approximately 6.1% of service revenue for the nine months ended September 30, 2006 and 2005. The increase is due to amortization on intangibles related to the 2005 acquisitions.

Income from operations was $13.0 million for the nine months ended September 30, 2006 compared to $14.2 million in the same period of 2005. The operating margin percentage decreased from 28.8% to 24.1%. The decrease in operating income and margins is primarily due to costs incurred in connection with increased data security and compliance, and revenue mix.

Investigative and Litigation Services Segment

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Service revenue was $44.5 million for the nine months ended September 30, 2006, an increase of $21.4 million compared to service revenue of $23.1 million in the same period of 2005. The increase is predominantly driven by the three 2005 acquisitions. These acquisitions expanded the product services in the segment, primarily electric discovery and computer forensics.

Salaries and benefits increased by $9.9 million. Salaries and benefits were 40.0% of service revenue in the first half of 2006 compared to 33.9% in the same period of 2005. The increases are mainly due to the acquisitions and the related increase in employees. In addition, $.5 million in share-based compensation expense was recorded for the nine months ended September 30, 2006.

Facilities and telecommunication expenses increased by $.4 million. Facilities and telecommunication expenses were 2.8% of service revenue for the nine months ended September 30, 2006 and 3.5% in the same period of 2005. The increase is due to the 2005 acquisitions, offset by efficiencies gained at existing businesses.

Other operating expenses increased by $3.1 million. Other operating expenses were 12.8% of service revenue in the nine months ended September 30, 2006 and 11.4% for the same period of 2005. The increase is predominantly driven by the three 2005 acquisitions.

Depreciation and amortization increased by $1.2 million due to the increase in acquisition related intangibles.

Income from operations was $8.8 million for the nine months ended September 30, 2006 compared to $1.0 million in the same period of 2005. The operating margin percentage increased from 4.5% to 19.8%. The increase is primarily due to the acquisition in the third quarter of 2005 of an investigative business that concentrates on higher margin electronic discovery services as opposed to surveillance services.

Corporate

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. Additional costs were incurred for the increased level of professional fees for audit related services, Sarbanes-Oxley compliance, data security and increased staffing in the technology, accounting, human resources and legal departments to support corporate growth. The prior year expense amount includes the following charges; (a) $3.2 million related to CIG acquisition costs; (b) $2.0 million related to relocation expenses; and (c) $.6 million related to launching the Company’s brand initiative. The corporate expenses were $26.7 million for the nine months ended September 30, 2006, an increase of $9.6 million compared to same period of 2005. Salaries and benefits increased $11.5 million due to corporate growth and approximately $4.5 million is share-based compensation expense recorded in 2006 related to the adoption of SFAS No. 123R.

Consolidated Results

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Consolidated service revenue for the nine months ended September 30, 2006 was $571.6 million, an increase of $134.6 million compared to service revenue of $437.0 million in the same period in 2005. Acquisitions accounted for $118.3 million of the increase. Organic growth for the nine months ended September 30, 2006 was 4.0% compared to the same period in 2005.

Salaries and benefits were 31.1% of service revenue for the nine months ended September 30, 2006 and 29.8% for the same period in 2005. The increase is related to additional employees added through acquisitions and company growth. In addition, approximately $8.5 million in expense was recorded for share-based compensation in nine months ended September 30, 2006.

Facilities and telecommunication increased by $3.2 million compared to the same period in 2005. Facilities and telecommunication expenses were 3.9% of service revenue for the nine months ended September 2006 and 4.3% in the same period of 2005. Approximately $2.0 million in relocation expenses was recorded in 2005. The increase in facilities and telecommunication expenses is primarily due to acquisitions and increased costs related to the new corporate facilities.

Other operating expenses increased by $12.9 million compared to the same period in 2005. Other operating expenses were 12.4% of service revenue for the nine months ended September 30, 2006 and 13.3% compared to the same period for 2005. The increase is due to acquisitions, and increased marketing, legal and professional fees.

Depreciation and amortization increased by $9.3 million due to an overall increase in amortization of intangible assets as a result of acquisitions and asset additions related to the new property, plant and equipment additions.

Income from operations was $94.6 million for the nine months ended September 30, 2006 compared to $76.9 million for the same period in 2005. The increase of $17.7 million is comprised of an increase in operating income of $4.9 million in Lender Services, $8.2 million in Data Services, $3.3 million in Dealer Services, $4.2 million in Employer Services and $7.8 million in Investigative and Litigation Support Services offset by a decrease in operating income of $1.1 million at Multifamily Services and an increase of corporate expenses of $9.6 million.

The consolidated operating margin was 16.5% for the nine months ended September 30, 2006, compared to 17.6% for the same period in 2005. The decrease in margin is primarily due to the increase in infrastructure, security and compliance costs incurred to support company-wide growth.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank. As of September 30, 2006, cash and cash equivalents were $31.1 million.

Net cash provided by operating activities was $61.9 million and $41.1 million for the nine months ended September 30, 2006 and 2005, respectively.

Cash provided by operating activities increased by $20.8 million from the nine months ended September 30, 2005 to the same period in 2006. Net income was $48.0 million for the nine months ended September 30, 2006 and $42.2 million for the same period in 2005. The increase in cash provided by operating activities was primarily due to the increase in net income, the share-based compensation expense recorded in 2006, an increase in minority interest expense and an increase in depreciation and amortization, offset by payments made for accrued liabilities (including $30.4 million for income tax) and accounts payable.

Cash used in investing activities was $50.0 million and $33.9 million for the nine months ended September 30, 2006 and 2005, respectively. Cash in the amount of $31.0 million was used for acquisitions for the nine months ended September 30, 2006 and 2005. Purchases of property and equipment were $19.5 million in 2006 compared to $10.7 million in the same period of 2005.

Cash used in financing activities was $9.2 million for the nine months ended September 30, 2006, compared to cash provided by financing activities of $.2 million for the nine months ended September 30, 2005. In the three quarters of 2006, proceeds from existing credit facilities were $42.9 million compared to $114.0 million in 2005. Repayment of debt was $54.0 million for the nine months ended September 30, 2006 and $95.2 million in the same period of 2005. Approximately $22.3 million in distributions were made to First American in 2005 prior to the CIG merger.

Certain acquisitions have success consideration payments or earn-out provisions included in the purchase agreements. At September 30, 2006, the Company estimates that approximately $25.7 million in additional consideration will be recorded in the next twelve months in connection with these acquisitions. Approximately $5.9 million of this amount is related to the purchase of a portion of the minority interests of a subsidiary. The actual amount of the consideration is dependent upon the future operating results of the respective acquisitions.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 5,000,000 shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on January 9, 2006. A total of 836,344 shares were issued for acquisitions completed through September 30, 2006.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 2,000,000 shares of our Class A common stock, par value $.001 per share, from time to time for general corporate purposes. The Registration Statement was declared effective on January 3, 2005. No shares have been issued through September 30, 2006.

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

The following is a schedule of long-term contractual commitments, as of September 30, 2006, over the periods in which they are expected to be paid.

(In thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Advertising commitments	$141	$314	$—	$—	$—	$—	$455
Minimum contract purchase commitments	1,443	3,228	2,740	511	195	—	8,117
Operating leases	5,534	18,630	14,816	11,566	8,345	24,689	83,580
Debt and capital leases	6,840	21,680	16,662	6,699	163,500	—	215,381
Interest payments related to debt (1)	3,529	13,410	12,349	11,495	8,291	—	49,074

Total	$17,487	$57,262	$46,567	$30,271	$180,331	$24,689	$356,607

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” The Company had no holdings of derivative financial instruments at September 30, 2006 and our total liabilities as of September 30, 2006 consist primarily of notes payable, accounts payable and accrued liabilities. Although the Company has operations in certain foreign countries, these operations, in the aggregate, are not material to the Company’s financial condition or results of operations.

The Company’s fixed rate debt consists primarily of uncollateralized term notes. In addition, the Company has $183.0 million of variable rate debt outstanding. A 100 basis point increase in interest rates, due to increased rates nationwide, would result in $1.8 million additional annual interest payments which could be significant to the Company.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST ADVANTAGE CORPORATION (Registrant)

Date: November 8, 2006	By:	/s/ JOHN LONG
John Long Chief Executive Officer

Date: November 8, 2006	By:	/s/ JOHN LAMSON
John Lamson Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002