Form 10-K
period 2006-12-31
FIRST ADVANTAGE CORP
filed 2007-03-01
CIK 1210677

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 001-31666

FIRST ADVANTAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	61-1437565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Carillon Parkway

St. Petersburg, Florida 33716

(Address of principal executive offices, including zip code)

(727) 214-3411

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock	The Nasdaq Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

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

The aggregate market value of stock held by non-affiliates was $176,658,000 as of June 30, 2006.

There were 10,773,083 shares of outstanding Class A Common Stock of the registrant as of February 27, 2007.

There were 47,726,521 shares of outstanding Class B Common Stock of the registrant as of February 27, 2007.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement related to the 2006 annual meeting of stockholders are incorporated by reference in Part III of this report. The definitive proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year.

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

PART I

Item 1. Business

Our Company

First Advantage Corporation (“First Advantage” or the “Company”) is a growing, international provider of risk mitigation and business solutions. Our Company was formed in the June 5, 2003 merger with The First American Corporation’s (“First American”) screening technology division and US SEARCH.com Inc. (“US SEARCH”). On June 6, 2003, First Advantage’s Class A common stock commenced trading on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “FADV”.

Prior to June 5, 2003, our activities were limited to participation in the business combination transaction contemplated by the Agreement and Plan of Merger dated December 13, 2002 by and among First American, US SEARCH, First Advantage and Stockholm Seven Merger Corp.

On June 5, 2003, HireCheck, Inc., Employee Health Programs, Inc., SafeRent, Inc., Substance Abuse Management, Inc., American Driving Records, Inc. and First American Registry, Inc., each formerly a wholly-owned subsidiary of First American and collectively comprising the First American Screening Technology (“FAST”) division, and US SEARCH, a public company whose common shares were, until June 5, 2003, traded on The Nasdaq Stock Market LLC under the symbol “SRCH”, became wholly-owned operating subsidiaries of First Advantage.

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

On September 14, 2005, the Company completed the acquisition to buy First American’s Credit Information Group (“CIG”) Business under the terms of the master transfer agreement. First Advantage purchased the CIG Business and related businesses with 29,073,170 shares of its Class B common stock. The acquisition of the CIG

Business by First Advantage was a transaction between businesses under common control of First American. As such, First Advantage recorded the assets and liabilities of the CIG Business at historical cost. Historical financial statements of First Advantage have been restated to include results of operations of the CIG Business at historical costs. As of December 31, 2006, First American owned approximately 76% of the economic interest and 91% of the voting interest of First Advantage.

Business of First Advantage

Our operations are organized into six business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

A summary of our service revenue, income from operations and assets for our segments is found in Note 15 to the Consolidated Financial Statements in Item 8, which is included herein by reference.

Lender Services

The Lender Services segment provides specialized credit reports for mortgage lenders throughout the United States. The Company believes that it is the largest provider of credit reports to the United States mortgage lending industry, based on the number of credit reports issued. In preparing its merged credit reports for mortgage lenders, the Company obtains credit reports from at least two of the three United States primary credit bureaus, merges and summarizes the credit reports, and delivers its report in a standard format acceptable to mortgage loan originators and secondary mortgage purchasers. Our Lender Services segment accounted for approximately 23% of our service revenue in 2006.

Demand for our Lender Services products usually decreases in November and December due to the holidays and related decrease in home buying activity.

Data Services

First Advantage’s Data Services segment offers motor vehicle records, transportation industry credit reporting, fleet management, supply chain theft and damage mitigation consulting, consumer location, criminal records reselling, subprime credit reporting, consumer credit reporting services and lead generation. Our Data Services segment accounted for approximately 19% of our service revenue in 2006.

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

Our consumer direct business provides location, verification and screening services directly to consumers through the Internet. This business uses a proprietary software platform and web-based systems to supply customers with services such as individual location, reverse telephone searches, identity verification, criminal record checks, employment and education verifications. This business has developed US SEARCH DARWIN™ which automates the data management supply chain by accessing, assimilating, and compiling data from disparate sources. The current applications of the technology focus on individual locator and profile services. We are also adapting this technology for use in our Employer Services segment.

The Company also provides specialized credit reports direct to consumers. These reports may be derived from credit reports obtained from one or more of the three United States credit bureaus and may be specially formatted for ease of use by the creditor or to facilitate interpretation by a consumer.

Our subprime credit reporting business provides credit reports derived from its proprietary database. The Company believes Teletrack is the largest provider of credit reports specializing in sub-prime borrowers in the United States, based on the number of reports issued. Its primary customers include pay-day loan, rent-to-own retailers and similar types of creditors. Demand for our subprime credit products usually increases in November and December due to the holidays and increased consumer spending. In turn the business generally experiences a decrease in demand in the first quarter due to tax return refunds, thereby decreasing the need for payday loans.

Our lead generation business is a provider of performance-based, cost-per-action (“CPA”) internet marketing solutions. Its primary service offerings are sales lead generation, list management and affiliate network marketing. Customers include a wide variety of companies ranging from medium-sized businesses to Fortune 500 companies, including many service providers in the sub-prime and personal finance markets.

Dealer Services

The Dealer Services segment provides specialized credit reports, credit automation software, and automotive lead generation services to auto dealers and lenders. These reports may be derived from credit reports obtained from one or more of the three United States credit bureaus and may be specially formatted for ease of use by the creditor or to facilitate interpretation by a consumer. The segment provides comprehensive solutions that help organizations meet their lending, leasing and other consumer credit automation needs. By delivering innovative systems, services and data solutions, the Company helps companies reduce risk, decrease costs and improve service. Our Dealer Services segment accounted for approximately 16% of our service revenue in 2006.

Our Dealer Services segment generally experiences seasonality close to the end of the year, which is attributed to the holidays and consumer focus diverted from car sales.

Employer Services

First Advantage’s Employer Services segment helps thousands of companies in the United States and abroad manage risk with our employment screening, occupational health, tax incentive services and hiring solutions. Our Employer Services segment accounted for approximately 25% of our service revenue in 2006.

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

Our hiring solutions group provides skills assessment, recruiting, and hiring systems to manage job applicants. We provide an applicant tracking system to customers to track job applicants from the initial stages of job requisition development through the hiring and on-board process. We can also provide the complete outsourcing of the recruitment process.

Our professional employer organization provides comprehensive outsourced management of payroll and human resource management for its clients.

Our employment screening, occupational health services and hiring solutions generally experience seasonality near year-end, which is attributed to decreases in hiring. Our tax incentive services group’s ability to obtain certain tax credits, such as the Work Opportunity Tax Credit (“WOTC”) program or a similar program, is dependent upon the passage of federal legislation that generally must be renewed every one or two years. The Work Opportunity Tax Credit program was renewed for two years in fourth quarter 2006 for employees hired after December 31, 2005 and before January 1, 2008.

Multifamily Services

First Advantage’s Multifamily Services segment helps thousands of companies in the United States manage risk with resident screening services. Our Multifamily Services segment accounted for approximately 9% of our service revenue in 2006.

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

Investigative and Litigation Support Services

The Investigative and Litigation Support Services segment provides corporate litigation and investigative services. Products and services provided by the segment include: surveillance services, field interviews, computer forensics, electronic discovery, due diligence reports and other high level investigations. Our Investigative and Litigation Support Services segment accounted for approximately 8% of our service revenue in 2006.

Our investigative service businesses help customers with investigative services designed to detect and expose worker’s compensation, disability and liability insurance fraud. Purchased mostly by insurance carriers, third party administrators and self-insuring companies, these services generally involve field surveillance and interviews conducted by more than 80 full-time licensed staff investigators. This segment receives orders in a variety of ways, including by telephone or other direct contact with the client, facsimile, e-mail or through the Internet. In most cases, investigation reports, including accompanying video, are sent via mail or courier to the client.

Within this segment we also provide services that assist our customers in business, legal and financial matters, including investigations and litigation arising from trade secret theft, software infringement, financial fraud, employee malfeasance and unfair competition. The segment employs computer forensic and electronic discovery experts and consultants in its bi-coastal state-of-the-art laboratories. We also offer due diligence services for a variety of purposes and have a specialized database of hedge fund managers. Increased emphasis on corporate integrity and compliance, following the wave of corporate scandals and the resulting litigation, has driven growth in the segment’s business.

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

In September 1998, First American began its entry into the employee screening industry by acquiring HireCheck. HireCheck, headquartered in St. Petersburg, Florida, and now referred to as First Advantage Background Services Corporation is today the principal subsidiary through which our Employer Services segment provides employment screening services. In the same month, First American also entered the resident screening industry by acquiring First American Registry, now known as First Advantage SafeRent, headquartered in Rockville, Maryland. First Advantage SafeRent, which we believe to be the largest resident screening company in the United States, is today the principal subsidiary through which our Multifamily Services segment provides resident screening products.

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

Strategic Acquisitions Following the 2001 Reorganization

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

SafeRent, headquartered in Denver, Colorado, brought additional key customers to the FAST division’s resident screening business and increased the division’s penetration in key markets, in particular markets in the western United States.

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

September 14, 2005 Merger

On September 14, 2005, the Company completed the acquisition to buy First American’s CIG Business under the terms of the master transfer agreement. Under the terms of the agreement, First American and its First American Real Estate Solutions (“FARES”) joint venture contributed their mortgage, automotive, consumer and sub-prime credit businesses to First Advantage in exchange for 29,073,170 shares of First Advantage Class B common stock. The acquisition of the CIG Business by First Advantage was a transaction between businesses under common control of First American. As such, First Advantage recorded the assets and liabilities of the CIG Business at historical cost. Historical financial statements of First Advantage have been restated to include results of operations of the CIG Business at historical costs.

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

The Company acquired eleven companies in 2006. Nine of those acquisitions, SkillCheck Inc., National Data Verification Services, Brooke Consulting, HR Logix LLC, Inquest, Inc., Accufacts Pre-Employment Screening, Inc., DecisionHR USA, Inc., Refsure Worldwide Pty LTD, and Single Source Services, Inc. are included in our Employer Services Segment. Two of the current year acquisitions, Evident Data, Inc. and DataSec UK Ltd are included in our Investigative and Litigation Support Services segment.

Customers

First Advantage, through its subsidiaries, serves a wide variety of clients throughout the United States and abroad. The tens of thousands of customers served by First Advantage include nearly a quarter of those businesses comprising the Fortune 1000, leading mortgage lenders, automobile dealerships, real estate investment trusts and property management companies, many of the top providers of transportation services, insurance agents, the leading national law firms, and non-profit organizations. Dominant categories of customers vary depending on the type of service or product. For example, our credit reporting services are typically purchased by industry-leading mortgage and refinance lenders. Automobile dealerships nationwide buy our credit reports as well as our automotive lead generation services. Insurance carriers, agents and claims adjusters purchase a substantial proportion of our surveillance services. Law firms nationwide utilize the computer forensics and e-discovery services we offer. Trucking companies are major consumers of our occupational health and transportation industry credit services. Multifamily housing property management companies and landlords of all sizes are represented in the resident screening business’ customer base. Larger employers represent the predominant share of the employee background screening and tax incentive services clients. Individual consumers dominate the customer base for our consumer direct businesses. We derive approximately $21.0 million of revenue from operations outside the United States and their related customers.

Excluding our consumer direct businesses, which have a fluid customer base, we have in excess of 90,000 customers. No single customer is responsible for 8 percent or more of our revenue.

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

Competition

A number of companies compete with our service offerings. First Advantage’s most significant credit reporting services competitors are the three major credit repositories and Kroll Factual Data (“Kroll”). First

Advantage’s most significant national competitors in employment background verifications include ChoicePoint, Kroll, U.S. Investigative Services and ADP, although hundreds of local and regional competitors also exist. In occupational health services, we believe that we have only one significant nationwide competitor, ChoicePoint; however, there are a number of local and regional companies in the industry, as well. The addition of both applicant tracking systems (“ATS”) and recruiting services brought new competitors into our mix. The ATS competitive field includes no dominant players, but rather, many small competitors focused on serving specific industries. Similarly, competition in recruiting is also very diverse and includes ATS companies, advertising agencies, job board companies, and in house recruiting departments. First Advantage’s most significant national competitors in our tax incentive services include ADP, Mintax, Talx and the Big 4 accounting firms, and other small regional companies operating in that market. The resident screening industry is fragmented, with only approximately eight other companies providing significant competition to First Advantage’s business on a national level. In motor vehicle record services, there are approximately ten major competitors to First Advantage, the most predominant of which is ChoicePoint. Our new transportation credit services business competes with three significant vendors. First Advantage’s insurance fraud investigative services also compete with three other companies on a national basis, with a broad spectrum of regional and local competitors. First Advantage’s due diligence services compete with a handful of small boutiques, Kroll and two or three regional firms across the country. Our computer forensics services mainly compete against the large litigation consulting practices, the Big 4 accounting firms, and Kroll. Our e-discovery business line also competes with Kroll, Electronic Evidence Discovery, and a handful of other top tier providers. There is also some competition from small regional companies and sole practitioners for both of these services. In virtually all of these markets, First Advantage competes foremost on the basis of customer service and secondarily on product and price differentiation.

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

Pursue Strategic Acquisitions. We intend to continue pursuing acquisitions of companies that would enable us to enter new markets as well as increase our share of those markets in which we are already operating. We will pursue companies with assets that will enhance our ability to fulfill orders, including companies with proprietary databases containing information for use in our products or technology that would make order placement or product delivery more efficient. We also expect to pursue acquisition opportunities which would enable us to enter into related product fields. Our acquisitions of TruStar Solutions, Inc., Recruiternet, Inc., SkillCheck, Inc.,

and HR Logix, LLC., all applicant service companies, and our acquisition of Decision HR USA, Inc., a professional employer organization, are examples of our efforts to enter into related product fields. Our 2005 acquisitions of Phoenix Research Corporation and True Data Partners, allowed us to expand the breath of our high-end investigative services, such as e-discovery and computer forensics, in our Investigative and Litigation Support Services segment.

Consolidate Operations. We intend to continue our aggressive efforts to consolidate the operations brought together in the June 2003 and September 2005 mergers and the operations of businesses we have since acquired and will acquire. This includes efforts not only to capture synergies by eliminating personnel and systems duplication, but also to exploit cross-selling opportunities.

International Expansion. In second quarter 2005, we acquired Quest Research Ltd., the premier provider of employment screening services in India and East Asia. In fourth quarter 2005, the Company opened an employment screening office in Manila, Philippines to help serve the increasing overseas demand for screening by multinational corporations. In first quarter 2006, we acquired Brooke Consulting, a regional employment screening provider focused on Japan and Korea. In third quarter 2006, we acquired Refsure Worldwide Pty Ltd., a background screening company located in Sydney, Australia that provides services throughout Asia-Pacific. These strategic additions bolster the international employment screening operations of First Advantage, situating the Company to more effectively service multinational corporations’ demands for these services. We intend to continue to pursue opportunities to offer our services outside the United States. Given the risks that face businesses around the world, we believe that international markets provide a substantial opportunity for growth. We expect that by expanding our offerings to other countries we will also enhance our ability to compete in the United States for the business of global companies.

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

Employees

We employ over 4,400 people. Of this number, approximately 1,300 are employed abroad.

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

As a result of the June 5, 2003 mergers and our acquisition of First American’s CIG and related businesses, First American and affiliates own 100% of our Class B common stock, which have ten votes per share compared to one vote per share of our Class A common stock. Consequently, First American controls over 97% of the total voting power of First Advantage and, therefore, First American has the right to control the outcome of any matter submitted for the vote or consent of First Advantage’s stockholders, unless a separate class vote is required under Delaware law. First American has the voting power to control the election of our board of directors and is able to cause an amendment of our certificate of incorporation or bylaws. First American also may be able to cause changes in our business without seeking the approval of any other party. These changes may not be beneficial to us or in the best interest of our other stockholders. For example, First American has the power to prevent, delay or cause a change in control and could take other actions that might be favorable to First American, but not necessarily to other stockholders. Similarly, subject to restrictions contained in the standstill agreement entered into as part of the June 5, 2003 mergers, First American has the voting power to exercise a controlling influence over our business and affairs and has the ability to make decisions concerning such things as:

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

Under The Nasdaq Stock Market LLC (“Nasdaq”) corporate governance rules, if a single stockholder holds more than 50% of the voting power of a company, that company is considered a “controlled company.” A controlled company is exempt from the Nasdaq rules requiring that a majority of the company’s board of directors be independent directors and that the compensation and nomination committees be comprised solely of independent directors. First American owns more than 50% of the voting power of First Advantage and we may take advantage of such exemptions afforded to controlled companies.

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

Our strategy is to grow through acquisitions. For example, since January 1, 2006, we completed eleven acquisitions. We may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue our acquisition strategy or complete acquisitions on satisfactory terms. A number of our competitors also have adopted the strategy of expanding and diversifying through acquisitions. We likely will experience competition in our effort to execute on our acquisition strategy, and we expect the level of competition to increase. As a result, we may be unable to continue to make acquisitions or may be forced to pay more for the companies we are able to acquire.

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

As of December 31, 2006, we have approximately $650.1 million of goodwill. We have implemented the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that existing goodwill not be amortized, but instead be assessed annually for impairment or sooner if circumstances indicate a possible impairment. We will monitor for impairment of goodwill on past and future acquisitions. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. There can be no assurances that future impairment of goodwill under SFAS No. 142 will not have a material adverse effect on our business, financial condition or results of operations. The goodwill valuation is performed by management.

We currently do not plan to pay dividends.

We intend to retain future earnings, if any, which may be generated from operations to help finance the growth and development of our business. As a result, we do not anticipate paying dividends to stockholders for the foreseeable future.

Our business depends on technology that may become obsolete.

We use the US SEARCH DARWIN™ technology and other information technology to better serve our clients and reduce costs. These technologies likely will change and may become obsolete as new technologies develop. Our future success will depend upon our ability to remain current with the rapid changes in the technologies used in our business, to learn quickly to use new technologies as they emerge and to develop new technology-based solutions as appropriate. If we are unable to do this, we could be at a competitive disadvantage. Our competitors may gain exclusive access to improved technology, which also could put us at a competitive disadvantage. If we cannot adapt to these changes, our business, financial condition or results of operations may be materially affected in an adverse manner.

Our Class A common stock has minimal liquidity due to its small public float.

Although as of December 31, 2006 there were approximately 58 million total shares of First Advantage common stock outstanding, approximately 76% are owned by First American, approximately 6% are owned by Experian and approximately 4% are held of record by Pequot Private Equity Fund II, L.P. Currently only approximately 14% of our issued and outstanding shares are freely transferable without restriction under the Securities Act. Accordingly, only a small number of shares of First Advantage actually trade—between January 1, 2006 and December 31, 2006 the average daily trading volume of our Class A common stock was approximately 54,000 shares per trading day. Consequently, our stockholders may have difficulty selling shares of our Class A common stock.

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

Conflict of interest may arise because certain of our directors and officers are also directors and officers of the Company’s related parties.

Certain persons associated with the Company have a continuing relationship with related parties. Parker Kennedy, Chairman of the Board of First Advantage, also serves as Chief Executive Officer and Chairman of First American and as an executive officer and board member of certain of its affiliates. As such he may have great influence on our business decisions. Mr. Kennedy, currently associated with First American, was asked to serve as a director and officer of First Advantage because of his knowledge of, and experience with, our business and its operations. Mr. Kennedy owns stock, and options to acquire stock, of First American. Donald Robert, a director of First Advantage, is the Chief Executive Officer of Experian Group. Frank McMahon, a director of First Advantage, also serves as Chief Financial Officer and Vice Chairman of First American. Additionally, two of our directors, David Chatham and D. Van Skilling serve on the First American board.

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

Historically, we have seen a decrease in our volumes in certain segments of our business, in particular our Employer Services and Multifamily segments, due to the holiday season and inclement weather that results in declines in hiring and apartment rental activity. Accordingly, there may be a decrease in earnings in the first and fourth quarter as compared to the second and third quarter.

We are subject to significant competition in many of the markets in which we compete.

The information industry in which we operate is highly competitive, and is expected to remain highly competitive. In each of the markets served, we compete on the basis of price, quality, customer service and product and service selection. Our competitive position in various market segments depends upon the relative strength of competitors in the segment and the resources devoted to competing in that segment. Due to their size, certain competitors may be able to allocate greater resources to a particular market segment than we can. As a result, these competitors may be in a better position to anticipate and respond to changing customer preferences, emerging technologies and market trends. In addition, new competitors and alliances may emerge to take market share away. We may be unable to maintain or strengthen our competitive position in our market segments, especially against larger competitors. We any incur additional costs to upgrade systems in order to compete. If we fail to successfully compete, our business, financial position and results of operations may be adversely affected.

Our failure to attract and retain qualified personnel would have a material adverse effect on our business.

We cannot be certain that we can continue to attract and retain sufficient qualified management, technical, sales or other personnel necessary to conduct our business successfully. The resignation, retirement, death or disability of the Chief Executive Office or President and the inability to sufficiently replace either position could adversely affect our business.

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

Item 2. Properties

Our corporate headquarters is located in approximately 74,000 square feet of office space in St. Petersburg, Florida. The Company’s Florida based employment background screening group and investigative services group also reside in this office space. The lease commenced in April 2005 and terminates One Hundred Fifty-Six (156) months from the commencement date. Current monthly rent is approximately $128,000.

The Company’s Lender Services segment and certain businesses in its Dealer Services segment lease two office buildings from First American in Poway, California. The total square footage is approximately 153,000 and the monthly rent is approximately $169,000. The lease commenced in September 2005 and expires in Sixty (60) months from the commencement date.

First Advantage, through its subsidiaries, maintains approximately 92 other offices in North America and abroad. These offices, all of which are leased, comprise a total of approximately 819,000 square feet of space.

Item 3. Legal Proceedings

First Advantage’s subsidiaries are involved in litigation from time to time in the ordinary course of their businesses. We do not believe that the outcome of any pending or threatened litigation involving these entities will have a material adverse effect on our financial position, operating results or cash flows.

A subsidiary of the Company is a defendant in a class action lawsuit that is pending in federal court in New York. The parties reached a settlement agreement in principal pending court approval. The plaintiffs allege that our subsidiary, directly and through its agents, violated the Fair Credit Reporting Act, New York’s Fair Credit

Reporting Act and New York’s Deceptive Practices Act by failing to use reasonable procedures to ensure the maximum possible accuracy when issuing tenant reports. The action sought injunctive and declaratory relief, compensatory, punitive and statutory damages, plus attorneys’ fees and costs. If approved by the court, the settlement does not have a material adverse affect on its financial condition, results of operations or cash flows.

Two subsidiaries are defendants in separate class action lawsuits that are pending in state court in California. The plaintiffs in both cases allege that our subsidiaries, directly and through their agents, violated the California Consumer Credit Reporting Agencies Act and California Business and Professions Code by failing to use reasonable procedures to ensure the maximum possible accuracy when issuing tenant reports. The actions seek injunctive relief, an accounting, restitution, statutory damages, interest, punitive damages and attorneys’ fees and costs. In one of the cases, the court has denied the plaintiff’s motion of class certification. The Company does not believe that the ultimate resolution of these actions will have a material adverse affect on its financial condition, results of operations or cash flows.

One subsidiary has been recently named in a class action lawsuit in New Jersey in which certain plaintiff health care professionals allege that the company acting as a third party administrator for state or governmental licensing boards or agencies improperly employed a certain type of substance testing which the plaintiffs contend is unreliable and rendered results which led to suspension or revocation of their health care licenses. The actions seek damages, interest, punitive damages, injunctive relief, and attorneys’ fees and costs. The Company does not believe that the ultimate resolution of this action will have a material adverse affect on its financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities.

Class A Common Stock Market Prices and Dividends

Our Class A common stock is quoted on The Nasdaq Stock Market LLC under the symbol “FADV”. Our Class A common stock commenced trading on June 6, 2003. The following table sets forth, for the periods indicated, the high and low sale prices of our Class A common stock as reported on The Nasdaq Stock Market LLC.

	2006		2005
	High	Low	High	Low
Quarter ended March 31,	$28.67	$22.22	$22.62	$18.79
Quarter ended June 30,	$26.95	$20.77	$24.19	$20.17
Quarter ended September 30,	$22.86	$19.04	$29.40	$23.19
Quarter ended December 31,	$23.34	$18.69	$30.56	$25.06

The approximate number of record holders of Class A common stock on January 31, 2007 was 61.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth details regarding equity securities of the Company that were authorized for issuance under equity compensation plans of the Company as of December 31, 2006.

(in thousands, except per share amount)	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plan approved by security holders (1)	4,131	21.67	2,869
Equity compensation plan not approved by security holders (2)	71	34.33
Warrants not approved by security holders (2)	166	21.23

(1)	Consists of the 2003 First Advantage Incentive Compensation Plan. See Note 14 to the Company’s Notes to Consolidated Financial Statements for additional information.
(2)

Consists of shares relating to all outstanding options and warrants assumed by the Company in connection with the merger with US SEARCH.com Inc. See Note 14 to the Company’s Notes to Consolidated Financial Statements for additional information.

Recent Sales of Unregistered Securities

In connection with the June 5, 2003 merger of the Company with the FAST division of First American and with US SEARCH.com Inc. we issued 16,027,285 shares of our Class B common stock to First American. We issued these shares to First American in exchange for all of the equity of the companies comprising the FAST division of First American and certain other covenants of First American.

On September 14, 2005, the Company completed the acquisition to buy First American’s CIG Business under the terms of the master transfer agreement. First Advantage paid for the CIG Business and related businesses with 29,073,170 shares of its Class B common stock and repaid, in full, the principal debt amount of $20 million by issuing 975,610 shares of its Class B common stock.

On March 23, 2006, the Company issued 1,650,455 shares of its Class B common stock to FADV Holdings LLC, a subsidiary of First American. The issuance of the Class B common stock was in accordance with the Master Transfer agreement with First American for the purchase of its CIG Business, which included the purchase of First American’s minority interest in DealerTrack Holdings, Inc. (“DealerTrack”). The Master Transfer agreement required the Company to issue additional shares of Class B common stock to First American in the event that DealerTrack consummated an initial public offering of its stock before the second anniversary of the closing of the CIG acquisition and the value of the minority interest in DealerTrack exceeded $50 million. The initial public offering was completed by DealerTrack on December 16, 2005. The Master Transfer agreement required the Company to issue the number of shares equal to the quotient of (x) 50% of the amount by which the value of the DealerTrack interest exceeds $50 million (based on the average closing price per share of DealerTrack’s stock over the 60 business day period beginning on the fifth business day after the completion of its initial public offering), divided by (y) $20.50.

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

Item 6. Selected Financial Data

The Company’s operating results for the five years ended December 31, 2006 include results for the acquired entities (excluding the CIG Business) from their respective dates of acquisition. The acquisition of the CIG Business by First Advantage was a transaction between businesses under the common control of First American. In an acquisition of businesses under common control, the acquiring company records acquired assets and liabilities at historical costs. The historical income statements of First Advantage for the five years ended December 31, 2006 include the operations of the CIG Business at historical cost assuming the acquisition was completed on January 1, 2002.

Certain amounts for the year ended December 31, 2005, 2004, 2003, and 2002 have been reclassified to conform to the 2006 presentation.

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

In fourth quarter 2006, DealerTrack completed a follow on offering of its stock. The Company recognized a pretax investment gain of approximately $7.0 million. In the fourth quarter of 2005, the Company recorded a pre-tax gain of $9.5 million as a result of DealerTrack’s sale of 6.7 million shares of its common stock in an initial public offering. The sale of the stock was at a price per share in excess of its carrying value. As a result of the issuance of the shares, the Company’s ownership interest in DealerTrack decreased to approximately 14%.

This information is only a summary and should be read in conjunction with the audited financial statements and accompanying notes included in Item 8 “Financial Statements and Supplementary Data”.

	For the year ended December 31,
(in thousands, except per share amounts)	2006	2005	2004	2003	2002
Income Statement Data:
Service revenue	$764,841	$596,105	$472,142	$388,776	$291,215
Reimbursed government fee revenue	52,723	47,644	44,599	31,585	27,885

Total revenue	817,564	643,749	516,741	420,361	319,100
Cost of service revenue	238,622	183,976	147,724	120,890	85,015
Government fees paid	52,723	47,644	44,599	31,585	27,885

Total cost of service	291,345	231,620	192,323	152,475	112,900
Gross margin	526,219	412,129	324,418	267,886	206,200

Operating expenses	405,854	314,126	252,192	208,526	157,876
Impairment loss	—	—	—	1,739	—

Income from operations	120,365	98,003	72,226	57,621	48,324

Total interest (expense) income, net	(12,409)	(6,468)	(1,955)	317	(159)
Equity in earnings (loss) of investee	2,299	1,385	1,782	(326)	—
Gain on sale of investment	6,993	9,471	—	13,028	—

Income before income taxes and minority interest	117,248	102,391	72,053	70,640	48,165
Provision for income taxes	47,773	43,522	29,720	32,755	19,600

Income before minority interest	69,475	58,869	42,333	37,885	28,565
Minority interest	3,314	443	—	—	—

Net income	$66,161	$58,426	$42,333	$37,885	$28,565

Balance Sheet Data:
Total assets	$1,089,923	$986,064	$603,104	$467,369	$332,348
Long-term debt	$179,531	$182,127	$86,480	$14,499	$651
Stockholders’ equity	$674,941	$582,848	$418,187	$369,013	$275,188

Per Share Information:
Net income
Basic	$1.15	$1.10	$0.85	$0.79	$0.67
Diluted	$1.14	$1.09	$0.85	$0.79	$0.67
Weighted average shares outstanding
Basic	57,502	52,884	49,711	48,066	42,857
Diluted	58,079	53,593	50,036	48,202	42,857
Total shares outstanding at December 31,	58,179	55,765	50,084	47,723	N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

First Advantage Corporation (NASDAQ: FADV) (“First Advantage” or the “Company”) provides global risk mitigation, screening services and credit reporting to enterprise and consumer customers. The Company operates in six primary business segments; Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services. First Advantage is headquartered in St. Petersburg, Florida, and has more than 4,400 employees in offices throughout North America and abroad.

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

The Dealer Services segment provides specialized credit reporting services, credit automation software, and automotive lead generation services. Specialized credit reporting services include delivering consolidated consumer credit reports to the automotive, recreational vehicle, marine and manufactured housing marketplace. These reports are derived from credit reports obtained from one or more of the three United States primary credit bureaus, and may be merged or specially formatted for ease of use by dealers and financial institutions. The Dealer Services segment provides credit automation and loan origination software that helps organizations meet their lending, leasing, and other credit automation needs. Designed to drive consumers into an auto dealership to buy a vehicle, the segment’s automotive lead generation services provide advertising and other marketing, telemarketing, fulfillment and customer management solutions.

The Employer Services segment includes employment background screening, hiring management systems, occupational health services, and tax incentive services. The Employer Services segment serves approximately 17,000 customers, including approximately a quarter of the Fortune 1000 companies. Products and services relating to employment background screening include criminal records searches, employment verification, education verification, social security number verification and credit reporting. Hiring management systems provide recruiting strategies, applicant tracking, and talent management software. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs, sales and use tax programs and fleet asset management programs. The professional employer organization provides companies with comprehensive outsourced management of payroll and human resource management.

The Multifamily Services segment includes resident screening services. Resident screening services include criminal and eviction records searches, credit reporting, employment verification, lease performance and payment histories. Other products and services offered by this segment include renters’ insurance, property performance analytics and property management software. The Multifamily Services segment serves approximately 35,000 customers. The Company has a proprietary database of approximately 34 million landlord-tenant records that include eviction court records, rental histories, payment trends and landlord contributed data.

The Investigative and Litigation Support Services segment offers surveillance services, field interviews, computer forensics, electronic discovery, due diligence reports and other high level investigations. These services are provided to approximately 2,000 enterprise customers nationwide, including insurance agents, claims adjusters and risk managers, law firms and financial institutions.

First Advantage intends to continue its efforts to consolidate the operations brought together in mergers and acquisitions. First Advantage also intends to continue pursuing acquisitions of businesses that will enable the Company to enter new markets as well as increase existing market share. First Advantage also expects to pursue acquisition opportunities which will enable the Company to enter into related product fields.

First Advantage generates revenue in the form of fees from reports created from searches performed, credit reports delivered to its customers, project and consulting fees, membership fees collected on its credit monitoring membership products, sale of software licenses, maintenance, custom programming, and related services provided. First Advantage generally enters into agreements with customers that provide for a fixed fee per report or for services provided. For purposes of analyzing operating results, operating margin and operating costs are compared to service revenues, excluding reimbursed government fee revenue. Elimination of inter-segment revenue is included in the Corporate segment.

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

The results of operations for the year ended December 31, 2005, include $3.2 million of nondeductible merger costs that First Advantage incurred in connection with its acquisition of the Credit Information Group (“CIG”) Business from The First American Corporation (“First American”); $2.0 million of costs incurred in connection with the relocation of the company’s corporate headquarters and other office consolidations; and $0.6 million of costs related to the launch of the corporate branding initiative that was announced in June 2005. These costs are included in the Company’s Corporate segment.

Critical Accounting Estimates

First Advantage believes the following are the more critical accounting estimates that impact its financial statements. In connection with the preparation of our financial statements, management is required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. Management’s assumptions, estimates and judgments are based on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. Although First Advantage believes that its estimates and assumptions are reasonable, future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statement and Supplementary Data, of this Annual Report on Form 10-K.

Basis of Presentation and Consolidation

First Advantage’s discussion and analysis of financial condition and results of operations is based upon its audited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The Company’s operating results for the years ended December 31, 2006, 2005 and 2004 include results for the acquired entities, excluding the CIG Business, from their respective dates of acquisition. The acquisition of the CIG Business by First Advantage is a transaction between businesses under the common control of First American. In an acquisition of businesses under common control, the acquiring company records acquired assets and liabilities at historical costs. The historical income statements and statement of cash flows of First Advantage for the years ended December 31, 2005, and 2004 have been restated to include operations of the CIG Business at historical cost assuming the acquisition was completed on January 1, 2004.

The Company uses the equity method to account for investments for which we have the ability to exercise significant influence over operating and financial policies. The consolidated net income includes the Company’s share of the net earnings of DealerTrack. First Advantage’s judgment regarding the level of influence over the investment of DealerTrack includes considering key factors such as ownership interest, representation on the board of directors, and participation in policy-making decisions.

The elimination of intra-segment revenue and cost of service revenue is included in Corporate. These transactions are recorded at cost.

Revenue Recognition

Revenue from the sale of reports and leads is recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery. Revenue from investigative and litigation support services is recognized as services are performed. In accordance with generally accepted accounting principles, the Company includes reimbursed government fees in revenue and in cost of service.

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

Capitalized Software Development Costs

First Advantage capitalizes costs associated with developing software for internal use, which costs primarily include salaries of developers. Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project and completion and use of the software for its intended purpose are probable. First Advantage ceases capitalization of development costs once the software has been substantially completed at the date of conversion and is ready for its intended use. The estimation of useful lives requires a significant amount of judgment related to matters, specifically, future changes in technology. The Company believes there have not been any events or circumstances that warrant revised estimates of useful lives.

Database Development Costs

Database development costs represent expenditures associated with First Advantage’s databases of information for customer usage. The costs are capitalized from the time technological feasibility is established until the information is ready for use. The estimation of useful lives requires a significant amount of judgment related to matters such as future changes in technology, legal issues related to allowable uses of data and other matters. The Company believes there have not been any events or circumstances that warrant revised estimates of useful lives.

Impairment of Intangible and Long-Lived Assets

First Advantage carries intangible and long-lived assets at cost less accumulated amortization (where applicable). Accounting standards require that assets be written down if they become impaired. Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At such time that an impairment in value of an intangible or long-lived asset is identified; the impairment will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed a goodwill impairment test, for the year ending December 31, 2006, for all reporting units. A valuation date of September 30, 2006 was used for this impairment test and was performed by management. The test determined that each reporting unit had a fair value in excess of carrying value, therefore, no goodwill impairment was recorded.

These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for goodwill impairment losses. However, if actual results are not consistent with the Company’s estimates and assumptions, we may be exposed to an impairment charge that could be material.

Purchase Accounting

First Advantage completed eleven acquisitions in 2006, fifteen acquisitions in 2005, and fourteen acquisitions in 2004. The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances, there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangibles assets, in particular, is very subjective. First Advantage generally uses internal cash flow models and, in certain instances, third party valuations in estimating fair values. The use of different valuation techniques and assumptions can change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense. Amounts allocated to certain assets and liabilities as of December 31, 2006 are based on preliminary estimates of fair value and may be revised in 2007. The Company does not anticipate that revisions to the amounts allocated to acquired assets and liabilities, if any, will be significant to the Company’s financial statements.

Share Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized over the period during which an employee is required to provide services in exchange for the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, results of prior periods are not restated. Share-based compensation expense for the twelve months ended December 31, 2006 was $10.9 million ($8.0 million after tax or $0.14 per basic and diluted share).

Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of the Company’s stock price, expected dividend yield, future employee turnover rates and future employee stock options exercise behaviors. Management does not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine share-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-base compensation.

Income Taxes

The Company estimates its effective income tax rate based upon a variety of factors including, but not limited to, the expected revenues and resulting pretax income for the year, the composition and geographic mix of the pretax income and the ratio of permanent differences to pretax income. Any changes to the estimated rate are made prospectively in accordance with Accounting Board Opinion No. 28, “Interim Financial Reporting.” Additionally, management makes estimates as to the amount of reserves, if any, that are necessary for known and potential tax exposures.

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

The following is a summary of the operating results by the Company’s business segments for the three years ended December 31, 2006.

(in thousands)	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/ Litigation Support Services	Corporate	Total
2006
Service revenue	$175,991	$148,724	$120,780	$195,180	$68,811	$59,162	$(3,807)	$764,841
Reimbursed government fee revenue	—	44,420	—	11,400	—	—	(3,097)	52,723

Total revenue	175,991	193,144	120,780	206,580	68,811	59,162	(6,904)	817,564
Cost of service revenue	57,608	44,046	64,265	58,537	6,661	11,044	(3,539)	238,622
Government fees paid	—	44,420	—	11,400	—	—	(3,097)	52,723

Total cost of service	57,608	88,466	64,265	69,937	6,661	11,044	(6,636)	291,345
Gross margin	118,383	104,678	56,515	136,643	62,150	48,118	(268)	526,219
Salaries and benefits	48,668	23,434	16,558	71,028	26,221	23,478	28,283	237,670
Facilities and telecommunications	7,291	3,108	1,585	8,297	3,706	1,748	4,332	30,067
Other operating expenses	1,398	25,365	19,430	28,979	12,573	8,311	2,909	98,965
Depreciation and amortization	6,755	11,709	2,829	8,507	4,522	3,204	1,626	39,152

Income (loss) from operations	$54,271	$41,062	$16,113	$19,832	$15,128	$11,377	$(37,418)	$120,365

Operating margin percentage	30.8%	27.6%	13.3%	10.2%	22.0%	19.2%	N/A	15.7%

	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/ Litigation Support Services	Corporate	Total
2005
Service revenue	$168,327	$91,699	$98,357	$143,839	$63,254	$34,580	$(3,951)	$596,105
Reimbursed government fee revenue	—	39,432	—	10,556	—	—	(2,344)	47,644

Total revenue	168,327	131,131	98,357	154,395	63,254	34,580	(6,295)	643,749
Cost of service revenue	55,094	16,756	50,218	46,654	6,232	12,980	(3,958)	183,976
Government fees paid	—	39,432	—	10,556	—	—	(2,344)	47,644

Total cost of service	55,094	56,188	50,218	57,210	6,232	12,980	(6,302)	231,620
Gross margin	113,233	74,943	48,139	97,185	57,022	21,600	7	412,129
Salaries and benefits	49,815	15,776	14,603	52,005	22,589	12,284	13,855	180,927
Facilities and telecommunications	7,146	2,507	1,283	6,259	3,318	1,204	4,026	25,743
Other operating expenses	1,341	20,404	16,305	20,309	10,884	4,123	6,485	79,851
Depreciation and amortization	6,726	6,796	2,389	5,311	4,109	1,882	392	27,605

Income (loss) from operations	$48,205	$29,460	$13,559	$13,301	$16,122	$2,107	$(24,751)	$98,003

Operating margin percentage	28.6%	32.1%	13.8%	9.2%	25.5%	6.1%	N/A	16.4%

	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/ Litigation Support Services	Corporate	Total
2004
Service revenue	$135,201	$74,905	$69,842	$115,461	$54,135	$25,714	$(3,116)	$472,142
Reimbursed government fee revenue	—	34,452	—	10,147	—	—	—	44,599

Total revenue	135,201	109,357	69,842	125,608	54,135	25,714	(3,116)	516,741
Cost of service revenue	39,920	16,556	32,512	42,823	6,027	13,002	(3,116)	147,724
Government fees paid	—	34,452	—	10,147	—	—	—	44,599

Total cost of service	39,920	51,008	32,512	52,970	6,027	13,002	(3,116)	192,323
Gross margin	95,281	58,349	37,330	72,638	48,108	12,712	—	324,418
Salaries and benefits	43,726	11,759	11,538	39,323	20,049	7,492	9,093	142,980
Facilities and telecommunications	6,759	2,284	1,484	5,721	2,865	870	697	20,680
Other operating expenses	(207)	24,597	14,558	14,104	8,982	2,266	1,048	65,348
Depreciation and amortization	6,946	5,346	1,586	4,110	3,940	1,176	80	23,184

Income (loss) from operations	$38,057	$14,363	$8,164	$9,380	$12,272	$908	$(10,918)	$72,226

Operating margin percentage	28.1%	19.2%	11.7%	8.1%	22.7%	3.5%	N/A	15.3%

Lender Services Segment

2006 Compared to 2005

Total service revenue was $176.0 million in 2006, an increase of $7.7 million compared to service revenue of $168.3 million in 2005. The acquisition of mortgage credit reporting businesses during the first and fourth quarters of 2005 accounted for $8.1 million of the increase, and revenue from the credit reporting portion of the business owned for more than one year decreased by $.4 million or 0.3%.

Cost of service revenue was $57.6 million in 2006, an increase of $2.5 million compared to cost of service revenue of $55.1 million in 2005. The acquisition of mortgage credit reporting businesses during the first and fourth quarters of 2005 accounted for $2.3 million of the increase.

Salaries and benefits decreased by $1.1 million. Salaries and benefits were 27.7% of service revenue in 2006 compared to 29.6% during the same period in 2005. Salaries and benefits expense increased $1.2 million due to the acquisitions during 2005 and $.7 million due to share-based compensation recorded in 2006. However, total salaries and benefits expense decreased due to operational efficiencies achieved as a result of the two acquisitions, an increase in capitalized personnel costs related to software development projects, a decrease in benefit costs, and due to certain salary and benefit costs being absorbed by the Corporate segment in 2006.

Facilities and telecommunication increased by $.1 million. Facilities and telecommunication expenses were 4.1% of service revenue in 2006 compared to 4.2% in 2005.

Other operating expenses increased by $.1 million. Other operating expenses were 0.8% of service revenue in 2006 and 2005. Other operating expenses increased by $1.1 million due to the acquisitions during 2005, however operating expenses from the credit reporting portion of the business owned for more than one year decreased by $1.0 million due to operational efficiencies and an increase in the amounts allocated to the Data Services segment for IT costs related to supporting the credit platform utilized to process direct to consumer oriented credit reporting solutions, and an increase in the amounts allocated to the Dealer Services and Data Services segments for shared services and product development initiatives.

Depreciation and amortization was 3.8% of service revenue in 2006 compared to 4.0% in 2005.

Income from operations was $54.3 million in 2006 compared to $48.2 million in 2005. The operating margin percentage increased from 28.6% to 30.8% primarily due to lower salaries and benefit expenses in 2006 compared to 2005. Operating income from existing businesses increased by $3.0 million.

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

Data Services Segment

2006 Compared to 2005

Total service revenue was $148.7 million in 2006, an increase of $57 million compared to 2005 service revenue of $91.7 million. The increase is primarily due to the fourth quarter 2005 acquisition of a lead generation business. This business accounted for $43.4 million of the increase. The segment experienced 16.2% in organic growth from prior year. The organic growth is related to an increase in products and services offered, several new customers and increased transaction volume to current customers.

Salaries and benefits increased $7.7 million. Salaries and benefits were 15.8% of service revenue in 2006 compared to 17.2% in 2005. The expense increase is primarily due to the 2005 acquisition, an overall increase in employees, and $.9 million in share-based compensation recorded in 2006. The overall increase in employees is due to increased staffing to reduce outsourced projects.

Facilities and telecommunications increased $.6 million. The current year expense as a percentage of service revenue was 2.1%, compared to 2.7% in 2005. The increase in expense is primarily due to the fourth quarter 2005 acquisition.

Other operating expenses increased $5.0 million. As a percentage of service revenue, other operating expenses were 17.1% and 22.3% for years ended 2006 and 2005, respectively. Other operating expenses increased $1.1 million related to the 2005 acquisition. The remaining increase is due to increased allocated IT expenses from the Lender Services segment, increased marketing expenses, and credit card fees. These increases are offset by a decrease in purchased services related to increased staffing to reduce outsourced projects. The decrease as a percentage of service revenue is due to operating efficiencies achieved at business owned more than a year.

Operating income increased $11.6 million. The increase is primarily due to the 2005 acquisition. The operating margin was 27.6% for 2006 compared to 32.1% for 2005. The decrease in the operating margin is primarily due to the sales mix and related margins. The lead generation business acquired in 2005 has a relatively lower operating margin in relation to the other businesses in the segment primarily due to amortization of intangibles.

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

Dealer Services

2006 Compared to 2005

Total service revenue was $120.8 million in 2006, an increase of $22.4 million compared to service revenue of $98.4 million in 2005. An increase in transactions from market share gains and an increase in the average per unit sales price accounted for $11.2 million of the increase, and the acquisition of an automotive lead generation business during the second quarter of 2005 accounted for the remaining $11.2 million of the increase.

Cost of service revenue was $64.3 million in 2006, an increase of $14.1 million compared to cost of service revenue of $50.2 million in 2005. The acquisition of an automotive lead generation business during the second quarter of 2005 accounted for $7.7 million of the increase, and an increase in transactions, higher credit data costs, and an increase in commissions paid to our partners accounted for the additional increase in the cost of service revenue.

Salaries and benefits increased by $2.0 million. Salaries and benefits were 13.7% of service revenue in 2006 compared to 14.8% in the same period in 2005. Salaries and benefits expense increased $2.3 million due to the acquisition of an automotive lead generation business during the second quarter of 2005 and $.4 million due to share-based compensation recorded in 2006. However, salaries and benefits from existing businesses decreased by $.7 million due to operational efficiencies and a decrease in benefits costs.

Facilities and telecommunication increased by $.3 million as a result of the acquisition of an automotive lead generation business during the second quarter of 2005. Facilities and telecommunication expenses were 1.3% of service revenue in 2006 and in 2005.

Other operating expenses increased by $3.1 million. Other operating expenses were 16.1% of service revenue in 2006 compared to 16.6% in 2005. Other operating expenses increased $2.3 million due to the acquisition of an automotive lead generation business during the second quarter of 2005, of which $1.2 million related to an increase in the allowance reserve, and other operating expenses from existing businesses increased $.8 million, and an increase in amounts allocated from the Lender Services segment for shared services and product development initiatives.

Depreciation and amortization increased by $.4 million due to an increase in amortization of intangible assets as a result of the acquisition. Depreciation and amortization expenses were 2.3% of service revenue in 2006 as compared to 2.4% in 2005.

Income from operations was $16.1 million in 2006 compared to $13.6 million in 2005. The operating margin percentage decreased from 13.8% to 13.3% primarily due to operating losses incurred at the vehicle lead generation business acquired in 2005, the impact of which was partially offset by operational efficiencies realized on the increase in revenues from the existing businesses and a decrease in benefit costs. Operating income from existing businesses increased by $4.4 million.

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

Income from operations was $13.6 million for the year ended December 2005 compared to $8.2 million in 2004. The operating margin percentage increased from 11.7% to 13.8% primarily due to operational efficiencies achieved in 2005 based on the growth in transactions and related increase in revenue. Operating income from existing businesses increased by $5.2 million.

Employer Services

2006 Compared to 2005

Service revenue was $195.2 million, an increase of $51.3 million compared to prior year. The increase is primarily related to the six 2005 acquisitions and nine 2006 acquisitions in the segment. Specifically, the acquired hiring management solutions division added $25.7 million and the background screening division acquisitions added $19.3 million in service revenue to the segment. In addition, the segment increased volumes from the Hurricane Katrina tax credit program, offset by decreased revenue from the delayed passing of the Work Opportunity Tax Credit (“WOTC”) program.

Salaries and benefits increased $19.0 million. Salaries and benefits were 36.4% of service revenue in 2006 compared to 36.2% in 2005. The expense increase is primarily due to acquisitions and $1.6 million in share-based compensation recorded in 2006.

Facilities and telecommunications increased $2.0 million. The current year expense as a percentage of service revenue was 4.3%, which is comparable to 2005. The increase in expense is primarily due to the acquisitions and international expansion.

Other operating expenses increased $8.7 million. As a percentage of service revenue, other operating expenses were 14.8% and 14.1% for years ended 2006 and 2005, respectively. The increase in operating expenses is primarily due to the acquisitions in the hiring management solutions division, and the background screening division. These increases are offset by efficiencies gained by integrating past acquisitions.

Depreciation and amortization increased $3.2 million. Depreciation and amortization expense was 4.4% of service revenue for the year ended 2006 compared to 3.7% for the same period of 2005. The increase is primarily due to the amortization of the acquired intangible assets.

Operating income increased $6.5 million. The operating margin was 10.2% for 2006 compared to 9.2% for 2005. The increase is primarily due to acquisitions, international expansion, and reduction of costs from successful integration of prior acquisitions, offset by share-based compensation expense of $1.6 million.

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

Multifamily Services

2006 Compared to 2005

Total service revenue was $68.8 million in 2006, an increase of $5.6 million compared to 2005. The increase is primarily due to late 2005 acquisitions in the segment. The segment’s organic growth was approximately 2%.

Salaries and benefits increased $3.6 million. Salaries and benefits were 38.1% of service revenue in 2006 compared to 35.7% in 2005. The increase is primarily related to companies acquired in late 2005 and $.8 million in share-based compensation expense recorded in 2006.

Facilities and telecommunications increased $.4 million. Facilities and telecommunications were 5.4% of service revenue in 2006 which is comparable to prior year.

Other operating expenses increased $1.7 million. As a percentage of service revenue, other operating expenses were 18.3% and 17.2% in 2006 and 2005, respectively. The increase is related to acquisitions, an increase in programming expenses related to new projects, and an increase in professional fees related to data security and compliance, offset by a decrease in legal fees.

Depreciation and amortization increased by $.4 million due to an increase in amortization of intangible assets as a result of the acquisitions and an increase in the segment’s database asset.

Operating income decreased by $1.0 million. Operating margin is 22% in 2006 compared to 25.5% in 2005. The decrease in operating income and margin is primarily due to costs incurred in connection with increased data security and compliance.

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

Investigative and Litigation Support Services

2006 Compared to 2005

Total service revenue was $59.2 million in 2006, an increase of $24.6 million compared to 2005 service revenue of $34.6 million. The increase is primarily due to the fourth quarter 2005 acquisition of an electronic discovery business.

Cost of service revenue was $11.0 million in 2006, a decrease of $1.9 million compared to 2005. Cost of service revenue as a percentage of service revenue decreased from 37.5% to 18.7% due to the acquisition of an electronic discovery and computer forensics business in fourth quarter 2005 and the related sales mix.

Salaries and benefits increased by $11.2 million. Salaries and benefits were 39.7% of service revenue in 2006 compared to 35.5% in 2005. The increase is due to $.6 million in share-based compensation expense recorded, an increase in bonus expense, and an overall increase related to acquisitions offset by a decrease in staffing at the investigative division.

Facilities and telecommunications increased $.5 million. Facilities and telecommunications were 3.0% of service revenue in 2006 compared 3.5% in the prior year. The increase is primarily due to the 2005 acquisition and related expenses.

Other operating expenses increased by $4.2 million and were 14% of service revenue in 2006 compared to 11.9% in 2005. The increase is primarily due to 2005 acquisitions.

Depreciation and amortization increased by $1.3 million. The increase is the result of the acquisitions and the increase in capital equipment related to electronic discovery business.

Income from operations was $11.4 million in 2006 compared to $2.1 million in 2005. The increase is primarily due to the acquisition in the fourth quarter of 2005 of an investigative business that concentrates on higher margin electronic discovery services as opposed to surveillance services.

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

Corporate

2006 Compared to 2005

Corporate costs and expenses primarily represent compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. Additional costs were incurred for the increased level of professional fees for audit related services, Sarbanes Oxley compliance, data security and increased staffing in the technology, accounting, human resources, and legal departments to support corporate growth. The corporate expenses were $37.4 million in 2006, an increase of $12.7 million compared to 2005. The prior year expense was impacted by the following expenses not recurring in 2006; (a) $3.2 million related to CIG acquisition costs; (b) $2.0 million related to relocation expenses; and (c) $.6 million related to launching the Company’s branding initiative. Salaries and benefits increased $14.4 million due to corporate growth and approximately $5.8 million in share-based compensation expense recorded in 2006 related to the adoption of SFAS No. 123R. The remaining increase is related to the new Corporate headquarters and related expenses.

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

Consolidated Results

2006 Compared to 2005

Consolidated service revenue for the year ended December 31, 2006 was $764.8 million, an increase of $168.7 million compared to service revenue of $596.1 million in 2005. Acquisitions accounted for $147.2 million of the increase. Organic growth for the year ended December 31, 2006 was 4.1%.

Salaries and benefits were 31.1% of service revenue for 2006 and 30.4% for 2005. The increase is related to additional employees added through acquisitions and company growth. In addition, approximately $10.9 million in expense was recorded for share-based compensation in 2006.

Facilities and telecommunication increased by $4.3 million compared to the same period in 2005. Facilities and telecommunication expenses were 3.9% of service revenue for 2006 and 4.3% in the same period of 2005. Approximately $2.0 million in relocation expenses were recorded in 2005. The increase in facilities and telecommunication expenses is primarily due to acquisitions and increased costs related to the new corporate facilities.

Other operating expenses increased by $19.1 million compared to 2005. Other operating expenses were 12.9% of service revenue for year ended December 31, 2006 and 13.4% compared to the same period for 2005. The increase is due to acquisitions, and increased marketing, legal and professional fees related to data security and compliance.

Depreciation and amortization increased by $11.5 million due to an overall increase in amortization of intangible assets as a result of acquisitions and asset additions.

Income from operations was $120.4 million for the 2006 compared to $98.0 million for 2005. The increase of $22.4 million is comprised of an increase in operating income of $6.0 million in Lender Services, $11.6 million in Data Services, $2.5 million in Dealer Services, $6.5 million in Employer Services and $9.3 million in Investigative and Litigation Support Services offset by a decrease in operating income of $1.0 million at Multifamily Services and an increase of corporate expenses of $12.7 million.

The consolidated operating margin was 15.7% for the year ended December 31, 2006, compared to 16.4% for the same period in 2005. The decrease in margin is primarily due to the increase in infrastructure, security and compliance costs incurred to support company-wide growth, and the share-based compensation expense recorded in 2006.

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

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years ended December 31:

(in thousands)	2006	2005	2004
Total cash provided by (used in):
Operating activities	$93,304	$72,306	$58,971
Investing activities	(64,128)	(154,081)	(64,827)
Financing activities	(25,597)	100,157	7,167
Effect of exchange rate changes on cash	(18)	2	62

Increase in cash and cash equivalents	$3,561	$18,384	$1,373

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank syndication. As of December 31, 2006, cash and cash equivalents were $31.9 million.

Cash provided by operating activities was $93.3 million; $72.3 million; and $59.0 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Cash provided from operating activities increased by $21.0 million from 2005 to 2006. The increase was derived from 2006 net income of $66.2 million compared to $58.4 million in 2005, an increase in depreciation and amortization of $11.5 million, an increase in minority interests of $2.9 million and share-based compensation of $10.9 million recorded in 2006. The primary changes in operating assets and liabilities were due to an increase in accounts receivable offset by increases in accounts payable, and accrued compensation.

Cash provided from operating activities increased by $13.3 million from 2004 to 2005. The increase was derived from 2005 net income of $58.5 million compared to $42.3 million in 2004, an increase in depreciation and amortization of $4.4 million, and a net cash outflow due to changes in operating assets and liabilities compared to 2004, offset by a gain on investment of $9.5 million. The primary changes in operating assets and liabilities were due to increases in prepaid expenses, and accounts receivable and decreases in accounts payable and income taxes. These are offset by an increase in accrued compensation and other liabilities and an increase in deferred taxes.

Cash used in investing activities was $64.1 million, $154.1 million, and $64.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. In 2006, cash in the amount of $34.6 million was used for acquisitions compared to $153.6 million in 2005 and $58.5 million in 2004. Purchases of property and equipment were $29.7 million in 2006 compared to $19.1 million in 2005 and $8.2 million in 2004. Database development costs were $3.6 million in 2006 compared to $3.4 million in 2005 and $2.9 million in 2004.

Cash used in financing activities was $25.6 million in 2006 compared to cash provided by financing activities of $100.2 million and $7.2 million for the years ended December 31, 2005, and 2004, respectively. Proceeds from bank financing were $71.5 million, $180.1 million and $72.0 million for the years ended 2006, 2005 and 2004, respectively. First American contributed $45.0 million to LeadClick LLC (70% owned by First Advantage and 30% owned by First American), a consolidated subsidiary of First Advantage, which acquired 75% of LeadClick Media, Inc. in 2005. Repayment of debt was $97 million in 2006, $106.9 million in 2005, and $36.2 million in 2004. The CIG Business made a cash distribution to First American of $25.7 million prior to the 2005 acquisition and $32.3 million in 2004.

Certain acquisitions have success consideration payments or earn-out provisions included in the purchase agreements. At December 31, 2006, the Company estimates that approximately $31.2 million in additional consideration will be paid in the next twelve months in connection with these acquisitions. The payments will be in the form of cash, stock and debt. The actual amount of the consideration is dependent upon the future operating results of the respective acquisitions. The Company will record the fair value of the success consideration issued as an additional cost of the respective acquired entities at such time as the contingency is resolved and the additional consideration is distributable. The additional cost will be recorded to goodwill.

At December 31, 2006, the Company had available lines of credit of $75 million.

First Advantage also leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that First Advantage will pay insurance and applicable taxes.

On January 17, 2005, the Company entered into a thirteen-year facilities lease agreement with 100 Carillon, LLC for approximately 74,000 square feet of office space in St. Petersburg, Florida. This office space serves as the Company’s corporate headquarters. The Company’s Florida based employment background screening group and investigative services group also reside in this office space. Aggregate minimum lease payments are $22.8 million over the term of the lease, which commenced on April 1, 2005.

On September 29, 2005, the Company executed a revolving credit agreement, with a bank syndication (the “Credit Agreement”). Borrowings available under the Credit Agreement total up to $225 million. The Credit Agreement includes a $10 million sub-facility for the issuance of letters of credit and up to a $5 million swing loan facility. The credit facility maturity date is September 28, 2010. The Credit Agreement is collateralized by the stock of the Company’s subsidiaries.

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

The agreement contains usual and customary provisions regarding acceleration. In the event of a default by the Company under the credit facility, the lenders will have no further obligation to make loans or issue letters of credit and in some cases may, at the option of a majority of the lenders, declare all amounts owed by the Company immediately due and payable and require the Company to provide collateral, and in some cases any amounts owed by the Company under the credit facility will automatically become immediately due and payable. There was $150 million outstanding at December 31, 2006.

In July 2003, First Advantage entered into a Promissory Note with The First American Corporation. The loan evidenced by the Promissory Note was a $10 million uncollateralized revolving loan with interest payable monthly. The Promissory Note was subordinated to the $45 million bank debt and bore interest at the rate payable under the $45 million bank debt plus 0.5% per annum. The proceeds of the previously mentioned Credit Agreement were used to payoff this loan in March of 2006.

At December 31, 2006, the Company was in compliance with the financial covenants of its loan agreements.

First Advantage filed an amended Registration Statement with the Securities and Exchange Commission for the issuance of up to 5,000,000 shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on January 9, 2006. As of December 31, 2006, 860,296 shares were issued.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 2,000,000 shares of our Class A common stock, par value $.001 per share, from time to time for general corporate purposes. The Registration Statement was declared effective on January 3, 2005. No shares have been issued as of December 31, 2006.

In 2006, 2005 and 2004, First Advantage sought to acquire other businesses as part of its growth strategy. The Company will continue to evaluate acquisitions in order to achieve economies of scale, expand market share and enter new markets. The extent of future acquisitions, however, is dependent upon the availability of capital and liquidity to fund such acquisitions.

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

The following is a schedule of long-term contractual commitments as of December 31, 2006 over the periods in which they are expected to be paid.

(in thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Advertising commitments	$410	$—	$—	$—	$—	$—	$410
Minimum contract purchase commitments	3,203	2,530	511	195	—	—	6,439
Operating leases	19,210	15,394	12,593	9,218	7,404	21,464	85,283
Debt and capital leases	20,794	16,757	6,774	156,000	—	—	200,325
Interest payments related to debt (1)	12,848	11,755	10,901	7,846	—	—	43,350

Total	$56,465	$46,436	$30,779	$173,259	$7,404	$21,464	$335,807

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” The Company had no holdings of derivative financial instruments at December 31, 2006 and our total liabilities as of December 31, 2006 consist primarily of notes payable, accounts payable and accrued liabilities. Although the Company has operations in certain foreign countries, these operations, in the aggregate, are not material to the Company’s financial condition or results of operations.

The Company’s fixed rate debt consists primarily of uncollateralized term notes. In addition, the Company has $174.5 million of variable rate debt outstanding. A 1% increase in interest rates, due to increased rates nationwide, would result in $1.7 million additional annual interest payments which could be significant to the Company. The table below provides information about certain liabilities that are sensitive to changes in interest rates and presents cash flows and the related weighted average interest rates by expected maturity dates.

(in thousands)	2007	2008	2009	2010	2011	Total	Fair Market Value
Debt
Fixed Rate	$14,340	$10,755	$771	$—	$—	$25,866	$25,289
Average Interest Rate	4.97%	5.06%	4.86%	n/a	n/a
Variable Rate	$6,454	$6,003	$6,002	$156,000	$—	$174,459	$174,459
Average Interest Rate	8.20%	8.25%	8.25%	6.66%	n/a

Total	$20,794	$16,758	$6,773	$156,000	$—	$200,325	$199,748

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of First Advantage Corporation:

We have completed integrated audits of First Advantage Corporation’s December 31, 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its December 31, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of First Advantage Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

March 1, 2007

First Advantage Corporation

Consolidated Balance Sheets

(in thousands)	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$31,941	$28,380
Accounts receivable (less allowance for doubtful accounts of $6,487 and $4,918 in 2006 and 2005, respectively)	138,563	106,555
Prepaid expenses and other current assets	10,182	6,240
Income tax receivable	6,155	1,250
Deferred income tax asset	12,051	8,019
Due from affiliates	—	2,756

Total current assets	198,892	153,200
Property and equipment, net	68,931	56,684
Goodwill	650,124	605,884
Customer lists, net	74,419	78,911
Other intangible assets, net	28,324	32,363
Database development costs, net	10,640	10,127
Investment in equity investee	55,001	45,710
Other assets	3,592	3,185

Total assets	$1,089,923	$986,064

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,281	$37,152
Accrued compensation	35,299	27,448
Accrued liabilities	21,286	21,949
Deferred income	8,462	6,809
Due to affiliates	4,776	—
Current portion of long-term debt and capital leases	20,794	38,444

Total current liabilities	136,898	131,802
Long-term debt and capital leases, net of current portion	179,531	182,127
Deferred income tax liability	44,802	35,232
Other liabilities	5,338	6,343

Total liabilities	366,569	355,504

Minority interest	48,413	47,712

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 125,000 shares authorized; 10,452 and 9,689 shares issued and outstanding as of December 31, 2006 and 2005, respectively	10	10
Class B common stock, $.001 par value; 75,000 shares authorized; 47,727 and 46,076 shares issued and outstanding as of December 31, 2006 and 2005, respectively	48	46
Additional paid-in capital	455,657	430,026
Retained earnings	218,566	152,405
Accumulated other comprehensive income	660	361

Total stockholders’ equity	674,941	582,848

Total liabilities and stockholders’ equity	$1,089,923	$986,064

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share amounts)	2006	2005	2004
Service revenue	$764,841	$596,105	$472,142
Reimbursed government fee revenue	52,723	47,644	44,599

Total revenue	817,564	643,749	516,741

Cost of service revenue	238,622	183,976	147,724
Government fees paid	52,723	47,644	44,599

Total cost of service	291,345	231,620	192,323

Gross margin	526,219	412,129	324,418

Salaries and benefits	237,670	180,927	142,980
Facilities and telecommunications	30,067	25,743	20,680
Other operating expenses	98,965	79,851	65,348
Depreciation and amortization	39,152	27,605	23,184

Total operating expenses	405,854	314,126	252,192

Income from operations	120,365	98,003	72,226

Interest (expense) income:
Interest expense	(13,319)	(6,618)	(2,724)
Interest income	910	150	769

Total interest (expense) income, net	(12,409)	(6,468)	(1,955)
Equity in earnings of investee	2,299	1,385	1,782
Gain on investment	6,993	9,471	—

Income before income taxes and minority interest	117,248	102,391	72,053
Provision for income taxes	47,773	43,522	29,720

Income before minority interest	69,475	58,869	42,333
Minority interest	3,314	443	—

Net income	66,161	58,426	42,333
Other comprehensive income, net of tax:
Foreign currency translation adjustments	299	103	258

Comprehensive income	$66,460	$58,529	$42,591

Per share amounts:
Basic	$1.15	$1.10	$0.85

Diluted	$1.14	$1.09	$0.85

Weighted-average common shares outstanding:
Basic	57,502	52,884	49,711
Diluted	58,079	53,593	50,036

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at January 1, 2004	47,723	$48	$259,349	$—	$109,616	$369,013
Distribution to First American from CIG prior to merger	—	—	—	—	(32,313)	(32,313)
Net income for 2004	—	—	—	—	42,333	42,333
Class A Shares issued in connection with acquisitions	1,362	1	23,179	—	—	23,180
Class A Shares issued in connection with warrants, share-based compensation, and benefit plans	244	—	3,704	—	—	3,704
Class A Shares issued in connection with convertible debt	755	1	12,011	—	—	12,012
Foreign currency translation	—	—	—	258	—	258

Balance at December 31, 2004	50,084	$50	$298,243	$258	$119,636	$418,187
Distribution to First American from CIG prior to merger	—	—	—	—	(25,657)	(25,657)
Contribution from First American for CIG liabilities prior to merger	—	—	4,608	—	—	4,608
Net income for 2005	—	—	—	—	58,426	58,426
Class A Shares issued in connection with acquisitions	2,015	2	51,231	—	—	51,233
Class A Shares issued in connection with warrants, share-based compensation, and benefit plans	446	1	8,504	—	—	8,505
Class B Shares issued in connection with acquisitions	2,244	2	46,553	—	—	46,555
Class B Shares issued in connection with conversion of debt	976	1	19,999	—	—	20,000
Tax benefit related to stock options	—	—	888	—	—	888
Foreign currency translation	—	—	—	103	—	103

Balance at December 31, 2005	55,765	$56	$430,026	$361	$152,405	$582,848
Net income for 2006	—	—	—	—	66,161	66,161
Class A Shares issued in connection with prior year acquisitions	117	—	2,903	—	—	2,903
Class A Shares issued in connection with current year acquisitions	435	—	10,200	—	—	10,200
Class A Shares issued in connection with warrants, share-based compensation, and benefit plans	212	—	4,106	—	—	4,106
Class B Shares issued in connection with CIG acquisition	1,650	2	(2)	—	—	—
Settlement with First American for CIG liabilities prior to merger	—	—	(1,129)			(1,129)
Tax benefit related to stock options	—	—	(12)	—	—	(12)
Share-based compensation	—	—	9,565			9,565
Foreign currency translation	—	—	—	299	—	299

Balance at December 31, 2006	58,179	$58	$455,657	$660	$218,566	$674,941

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$66,161	$58,426	$42,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,152	27,605	23,184
Bad debt expense	5,587	1,477	1,466
Share-based compensation	10,919	—	—
Minority interests in net income	3,314	443	—
Equity in earnings of investee	(2,299)	(1,385)	(1,782)
Deferred income tax	6,188	18,286	781
Gain on investment	(6,993)	(9,471)	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(29,914)	(13,823)	(11,028)
Prepaid expenses and other current assets	(2,982)	(2,589)	1,391
Other assets	(876)	(1,958)	5,721
Accounts payable	1,978	(6,162)	4,004
Accrued liabilities	(4,868)	(530)	(2,973)
Deferred income	(186)	(1,307)	769
Due to affiliates	7,532	3,378	(2,683)
Net change in income tax accounts	(6,216)	(4,624)	2,230
Accrued compensation and other liabilities	6,807	4,540	(4,442)

Net cash provided by operating activities	93,304	72,306	58,971

Cash flows from investing activities:
Database development costs	(3,560)	(3,434)	(2,906)
Purchases of property and equipment	(29,671)	(19,102)	(8,187)
Notes receivable	—	4,000	1,000
Cash paid for acquisitions	(34,642)	(153,605)	(58,455)
Cash balance of companies acquired	3,745	18,060	3,721

Net cash used in investing activities	(64,128)	(154,081)	(64,827)

Cash flows from financing activities:
Proceeds from long-term debt	71,516	180,081	72,000
Repayment of long-term debt	(96,963)	(106,870)	(36,224)
Cash contributions from First American to LeadClick, LLC	—	45,000	—
Proceeds from Class A Shares issued in connection with stock option plan and employee stock purchase plan	2,463	7,603	3,704
Distribution to First American from CIG prior to the merger	—	(25,657)	(32,313)
Distribution to minority interest shareholders	(2,613)	—	—

Net cash (used in) provided by financing activities	(25,597)	100,157	7,167

Effect of exchange rates on cash	(18)	2	62

Increase in cash and cash equivalents	3,561	18,384	1,373
Cash and cash equivalents at beginning of period	28,380	9,996	8,623

Cash and cash equivalents at end of period	$31,941	$28,380	$9,996

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)	2006	2005	2004
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,238	$4,769	$2,117

Cash paid for income taxes	$47,841	$8,803	$224

Cash received for tax refund	$—	$—	$2,146

Non-cash investing and financing activities:
Class A Shares issued in connection with acquisitions	$13,103	$51,233	$23,180

Class A Shares issued in connection with convertible debt	$—	$—	$12,012

Notes and deferred payments in connection with acquisitions	$9,039	$56,191	$58,970

Class A Shares issued for benefit plans	$1,643	$902	$—

Class B Shares issued in connection with acquisitions	$—	$46,555	$—

Class B Shares issued for converted debt	$—	$20,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

1. Organization and Nature of Business

First Advantage Corporation (the “Company” or “First Advantage”) is a global risk mitigation and business solutions provider and operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

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

The Employer Services segment includes employment background screening, hiring management solutions, occupational health services, tax incentive services and payroll and human resource management.

The Multifamily Services segment includes resident screening services, property management software and renters’ insurance services.

The Investigative and Litigation Support Services segment supports businesses, insurers and law firms nationwide with their insurance fraud investigations, surveillance, computer forensics, electronic discovery, data recovery, due diligence reporting and corporate and litigation investigative needs.

In September 2005, the Company completed the acquisition of The First American Corporation’s (“First American”) Credit Information Group (“CIG”) Business. First Advantage paid for the CIG Business and related businesses with 29,073,170 shares of its Class B common stock. First American and affiliates own approximately 82% of the shares of capital stock of the Company as of December 31, 2006. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

In March 2006, the Company issued 1,650,455 shares of its Class B common stock to FADV Holdings LLC, a subsidiary of First American. The issuance of the Class B common stock was in accordance with the Master Transfer agreement with First American for the purchase of its CIG Business, which included the purchase of First American’s minority interest in DealerTrack Holdings, Inc. (“DealerTrack”). The Master Transfer agreement required the Company to issue additional shares of Class B common stock to First American in the event that DealerTrack consummated an initial public offering of its stock before the second anniversary of the closing of the CIG acquisition and the value of the minority interest in DealerTrack exceeded $50 million. The initial public offering was completed by DealerTrack on December 16, 2005. The Master Transfer agreement required the Company to issue the number of shares equal to the quotient of (x) 50% of the amount by which the value of the DealerTrack interest exceeds $50 million (based on the average closing price per share of DealerTrack’s stock over the 60 business day period beginning on the fifth business day after the completion of its initial public offering), divided by (y) $20.50.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s operating results for the years ended December 31, 2006, 2005 and 2004 include results for acquired entities (excluding the CIG Business) from their respective dates of acquisition. The acquisition of the

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

CIG Business by First Advantage was a transaction between businesses under the common control of First American. In an acquisition of businesses under common control, the acquiring company records acquired assets and liabilities at historical costs. The consolidated statements of income and comprehensive income, changes in stockholder’s equity and of cash flows of First Advantage for the years ended December 31, 2005 and 2004 include the operations of the CIG business at historical cost assuming the acquisition was completed on January 1, 2004.

Certain amounts for the years ended December 31, 2005 and 2004 have been reclassified to conform to the 2006 presentation.

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

Principles of Consolidation

The consolidated financial statements for the three years ended December 31, 2006 include the accounts of the Company and all majority owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the statements. Actual results could differ from the estimates and assumptions used.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments at December 31, 2006 and 2005, which includes cash and cash equivalents and accounts receivable, approximates fair value because of the short maturity of those instruments. The Company considers the variable rate debt to be representative of current market rates and, accordingly, estimates that the recorded amounts approximate fair market value. Fair value estimates of the fixed rate debt were determined using discounted cash flow methods with a discount rate of 8.25% and 7.25%, which estimates the rate that similar instruments could be negotiated at December 31, 2006 and 2005, respectively.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are summarized as follows:

	December 31, 2006		December 31, 2005
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$31,941	$31,941	$28,380	$28,380
Accounts receivable	138,563	138,563	106,555	106,555
Long-term debt and capital leases	(200,325)	(199,748)	(220,571)	(219,464)

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

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

The allowance for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance for doubtful accounts against amounts due, to reduce the net recognized receivable to the amount it reasonably believes will be collected. Management believes that the allowance at December 31, 2006 and 2005 is reasonably stated.

Property and Equipment

Property and equipment are recorded at cost. Property and equipment includes computer software acquired and developed for internal use. Software development costs are capitalized from the time technological feasibility is established until the software is ready for use.

The Company follows Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires the Company to capitalize interest costs incurred and certain payroll-related costs of employees directly associated with developing software in addition to incremental payments to third parties. The Company capitalized interest of approximately $0.7 million and $0.4 million in the years ended December 31, 2006 and 2005, respectively.

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

Goodwill, Customer Lists and Other Intangible Assets

Customer lists are amortized using the straight-line method over their estimated useful lives, ranging from 4 to 20 years. Other intangibles, which include covenants not to compete and trade names, are amortized using the straight-line method over their estimated useful lives, ranging from 2 to 20 years. The Company regularly evaluates the amortization period assigned to each intangible asset to ensure that there have not been any events

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

or circumstances that warrant revised estimates of useful lives. The Company has selected September 30 as the annual valuation date to test goodwill for impairment. The valuation was performed by the Company in 2006 and 2005.

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

Purchase Accounting

The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangible assets, in particular is very subjective. The Company generally uses internal cash flow models and in certain instances third party valuations in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense. Amounts allocated to certain assets and liabilities as of December 31, 2006 are based on preliminary estimates of fair value and may be revised. The Company does not anticipate that revisions to the amounts allocated to the acquired assets and liabilities, if any, will be significant to the Company’s financial statements.

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

For the Years Ended December 31, 2006, 2005 and 2004

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

Share Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized over the period during which an employee is required to provide services in exchange for the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, results of prior periods are not restated. Share-based compensation expense for the twelve months ended December 31, 2006 was $10.9 million ($8.0 million after tax or $0.14 per basic and diluted share).

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

For the Years Ended December 31, 2006, 2005 and 2004

thereafter, the fair value of each option grant is estimated on the date of the grant using the lattice option pricing model. The option pricing models incorporate the following.

	At December 31,
	2006 (Lattice)	2005 (Black-Scholes)
Expected dividend yield	0%	0%
Risk-free interest rate (1)	4.56-4.81%	4.52%
Expected volatility (2)	30%	25%
Expected life (3)	5	6

(1)	The risk-free rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.
(2)	The expected volatility is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on the Company’s historical data.
(3)	The expected life is the period of time, on average, that participants are expected to hold their options before exercise based primarily on the Company’s historical data.

As share-based compensation expense recognized in the Consolidated Statements of Income and Comprehensive Income for the twelve months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based primarily on historical experience. In the pro forma information required under SFAS No.123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

As of December 31, 2006, $11.6 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 1.4 years. There were no share-based compensation costs capitalized as of December 31, 2006.

The Company did not recognize share-based compensation related to options for the years ended December 31, 2005 and 2004. The exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of the grant per APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Prior to January 1, 2006, the Company followed SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No.148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” through disclosure only. The Company accounted for share-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, and related interpretations. The fair value for each option grant was estimated under SFAS No. 123 using the Black-Scholes pricing model. If the Company had elected or was required to apply the fair value recognition provisions of SFAS No. 123, to share-based employee compensation, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table for the years ended December 31, 2005 and 2004.

(in thousands, except per share amounts)	2005	2004
Net income, as reported	$58,426	$42,333
Less: share-based compensation expense, net of tax	6,440	4,262

Pro forma net income	$51,986	$38,071

Earnings per share:
Basic, as reported	$1.10	$0.85
Basic, pro forma	$0.98	$0.77
Diluted, as reported	$1.09	$0.85
Diluted, pro forma	$0.97	$0.76

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

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

3. Acquisitions

During 2006, the Company acquired eleven businesses. Nine acquisitions were in the Employer Services segment and two were in the Investigative and Litigation Support Services segment. The preliminary allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with SFAS No.141, “Business Combinations.”

The aggregate purchase price of these acquisitions is as follows:

(in thousands)
Cash	$34,642
Notes payable	5,881
Deferred payments	3,158
Stock (435 Class A shares issued)	10,200

$53,881

The allocation of the aggregate purchase price of the acquisitions in 2006 is as follows:

(in thousands)
Goodwill	$42,471
Identifiable intangible assets	7,705
Net assets acquired	3,705

$53,881

The changes in the carrying amount of goodwill, by operating segment, for the year ended December 31, 2006 are as follows:

(in thousands)	Balance at December 31, 2005	Acquisitions	Adjustments to net assets acquired	Balance at December 31, 2006
Lender Services	$47,082	$—	$(282)	$46,800
Data Services	219,266	—	(1,018)	218,248
Dealer Services	56,893	—	(898)	55,995
Employer Services	180,114	41,496	2,402	224,012
Multifamily Services	46,535	—	1,565	48,100
Investigative and Litigation Support Services	55,994	975	—	56,969

Consolidated	$605,884	$42,471	$1,769	$650,124

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The adjustments to net assets acquired represent post acquisition adjustments for those companies not acquired in the period.

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

In connection with the 2005 acquisition of LeadClick Media Inc. (“LeadClick”), the Company and First American are obligated to purchase the remaining 25% interest in LeadClick ratably over the following three years unless the period is extended by mutual agreement of the parties. In addition, certain acquisitions have success consideration payments or earn-out provisions included in the purchase agreements. At December 31, 2006, the Company estimates that approximately $31.2 million in additional consideration will be paid in the next twelve months in connection with these acquisitions. The payments will be in the form of cash, stock and debt. The actual amount of the consideration is dependent upon the future operating results of the respective acquisitions. The Company will record the fair value of the additional consideration issued as an additional cost of the respective acquired entities at such time as the contingency is resolved and the additional consideration is distributable. The additional cost will be recorded to goodwill.

Unaudited pro forma results of operations assuming all of the acquisitions were consummated on January 1, 2005 are as follows:

(in thousands)	2006	2005
Total revenue	$835,033	$777,648

Net income	$66,464	$60,554

Earnings per share:
Basic	$1.15	$1.09

Diluted	$1.14	$1.08

Weighted-average common shares outstanding:
Basic	57,724	55,354
Diluted	58,301	56,064

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

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

In accordance with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed the transitional goodwill impairment test for all reporting units and determined that each reporting unit had a fair value in excess of carrying value, therefore, no goodwill impairment was recorded. The annual test for impairment was again performed in 2006, by management (using the September 30 valuation date) and each reporting unit had a fair value in excess of carrying value and no goodwill impairment was recorded.

Goodwill and other intangible assets for the years ended December 31, 2006 and 2005 are as follows:

(in thousands)	2006	2005
Goodwill	$650,124	$605,884

Customer lists	$96,917	$90,437
Less accumulated amortization	(22,498)	(11,526)

Customer lists, net	$74,419	$78,911

Other intangible assets:
Noncompete agreements	15,084	13,530
Trade names	21,607	21,596
Other	—	129

	36,691	35,255
Less accumulated amortization	(8,367)	(2,892)

Other intangible assets, net	$28,324	$32,363

Amortization expense of customer lists and other intangible assets was approximately $16.6 million, $8.1 million and $3.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense relating to customer lists and other intangible asset balances as of December 31, 2006 is expected to be as follows over the next five years:

(in thousands)

Year ending December 31,
2007	$17,447
2008	15,985
2009	14,557
2010	14,045
2011	11,339
Thereafter	29,370

$102,743

The change in the carrying amount of intangible assets is as follows for the year ended December 31, 2006:

(in thousands)	Other Intangible Assets	Customer Lists
Balance, at December 31, 2005	$32,363	$78,911
Acquisitions	1,584	6,121
Adjustments	31	361
Amortization	(5,654)	(10,974)

Balance, at December 31, 2006	$28,324	$74,419

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

5. Property and Equipment

As of December 31, 2006 and 2005, property and equipment is as follows:

(in thousands)	2006	2005
Furniture and equipment	$17,741	$16,131
Data processing equipment	25,202	22,174
Capitalized software	110,426	92,479
Leasehold improvements	10,345	7,944

	163,714	138,728
Less accumulated depreciation	(94,783)	(82,044)

Property and equipment, net	$68,931	$56,684

Depreciation and amortization expense was approximately $19.5 million, $16.5 million and $16.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

6. Database Development Costs

Database development costs for the years ended December 31, 2006 and 2005 are as follows:

(in thousands)	2006	2005
Eviction data	$16,057	$13,862
Criminal data	3,785	3,035
Sub-prime credit data	1,650	5,962
Less accumulated amortization	(10,852)	(12,732)

Database development costs	$10,640	$10,127

Amortization expense relating to database development costs was approximately $3.0 million, $3.0 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Approximately $4.7 million in fully amortized sub-prime credit data was disposed of as of December 31, 2006.

7. Investment in Equity Investee

During March 2003, the Company exchanged its equity interest in a subsidiary of First American Credit Management Solutions, Inc. (“CMSI”), a division of the CIG Business, for a 21% equity interest in DealerTrack, a leading provider of transformational business processes for the auto finance industry. The transaction was accounted for at fair value determined by a third party. The investment in DealerTrack is accounted for on the equity method. An investor using the equity method initially records an investment at cost. Subsequently, the carrying amount of the investment is increased to reflect the investor’s share of income of the investee and is reduced to reflect the investor’s share of losses of the investee or dividends received from the investee. The cost of the investment exceeded the Company’s ownership interest in the equity of DealerTrack by approximately $28.6 million at the date of acquisition and the excess purchase price was accounted for as goodwill. The Company has reviewed the carrying value of its Investment in Equity Investee and has determined that there is no impairment of value.

In March 2006, the Company issued approximately 1.7 million shares of its Class B common stock to FADV Holdings LLC, a subsidiary of First American. The issuance of the Class B common stock was in

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

accordance with the Master Transfer agreement with First American for the purchase of its Credit Information Group, which included the purchase of First American’s minority interest in DealerTrack. The Master Transfer agreement required the Company to issue additional shares of Class B common stock to First American in the event that DealerTrack consummated an initial public offering of its stock before the second anniversary of the closing of the CIG Business acquisition and the value of the minority interest in DealerTrack exceeded $50 million. The initial public offering (“IPO”) was completed by DealerTrack on December 16, 2005. The Master Transfer agreement required the Company to issue the number of shares equal to the quotient of (x) 50% of the amount by which the value of the DealerTrack interest exceeds $50 million (based on the average closing price per share of DealerTrack’s stock over the 60 business day period beginning on the fifth business day after the completion of its initial public offering), divided by (y) $20.50.

As a result of the IPO, the Company recognized a 2005 pretax investment gain of approximately $9.5 million. The sale of the stock was at a price per share in excess of its carrying value. As a result of the issuance of the shares, the Company’s ownership interest in DealerTrack decreased from approximately 21% to 16%.

In October 2006, DealerTrack completed a follow on offering of its stock. As result of the offering, the Company recognized a pretax investment gain of approximately $7.0 million. The sale of the stock was at a price per share in excess of its carrying value. As a result of the issuance of the shares, the Company’s ownership interest in DealerTrack decreased from approximately 16% to 14%. The Company will continue to account for the investment under the equity method since it has maintained significant influence at DealerTrack, including representation on their Board of Directors.

8. Debt

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

The Credit Agreement contains usual and customary negative covenants for transactions of this type including but not limited to those regarding liens, investments, creation of indebtedness and fundamental changes, as well as financial covenants of consolidated leverage ratio and minimum consolidated fixed charge coverage ratio.

The Credit Agreement contains usual and customary provisions regarding acceleration. In the event of a default by the Company under the credit facility, the lenders will have no further obligation to make loans or issue letters of credit and in some cases may, at the option of a majority of the lenders, declare all amounts owed by the Company immediately due and payable and require the Company to provide collateral, and in some cases any amounts owed by the Company under the credit facility will automatically become immediately due and payable. The Credit Agreement is collateralized by the stock of the Company’s subsidiaries.

At December 31, 2006, the Company was in compliance with the financial covenants of its loan agreement.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

On July 31, 2003, the Company entered into a Promissory Note with First American. The loan evidenced by the Promissory Note was a $10 million uncollateralized revolving loan, with interest payable monthly. The Promissory Note bore interest at the rate payable under the syndicated bank debt plus 0.5% per annum. The note was repaid, in full, in the first quarter of 2006.

Long-term debt consists of the following at December 31:

(in thousands)	2006	2005
Acquisition notes:
Weighted average interest rate of 6.6% and 5.7% at December 31, 2006 and 2005, respectively, with maturities through 2010	$49,791	$74,790
Bank notes:
$225 million Secured Credit Facility, interest at 30-day LIBOR plus 1.25% (6.6% and 5.6% at December 31, 2006 and 2005, respectively), matures September 2010	150,000	135,500
Promissory notes with First American:
$10 million revolving loan, interest at 30-day LIBOR plus 1.75% (6.1% at December 31, 2005 repaid March 2006)	—	10,000
Capital leases and other debt:
Various interest rates with maturities through 2009	534	281

Total long-term debt and capital leases	200,325	220,571
Less current portion of long-term debt and capital leases	20,794	38,444

Long-term debt and capital leases, net of current portion	$179,531	$182,127

Aggregate maturities of long-term borrowings over the next four years are as follows:

(in thousands)

Year ending December 31,
2007	$20,794
2008	16,758
2009	6,773
2010	156,000

Total	$200,325

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

9. Income Taxes

The provision (benefit) for income taxes is summarized as follows:

(in thousands)	2006	2005	2004
Current:
Federal	$35,365	$19,601	$21,124
State	4,397	4,701	6,539
Foreign	1,065	560	—

	40,827	24,862	27,663

Deferred:
Federal	7,330	14,123	1,740
State	(161)	4,595	317
Foreign	(223)	(58)	—

	6,946	18,660	2,057

Total current and deferred	$47,773	$43,522	$29,720

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of the difference is as follows:

(in thousands)	2006	2005	2004
Taxes calculated at federal rate	$41,037	$35,685	$25,181
State taxes, net of federal benefit	2,753	6,043	4,457
Exclusion of certain expenses:
Meals and entertainment expenses	361	285	216
Incentive stock option	1,364	—	—
Other items, net	2,258	1,509	(134)

	$47,773	$43,522	$29,720

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The primary components of temporary differences that give rise to the Company’s net deferred tax liability are as follows:

(in thousands)	2006	2005
Deferred tax assets:
Federal net operating loss carryforwards	$20,404	$21,792
State net operating loss carryforwards	3,228	4,878
State tax	3,828	3,404
Bad debt reserves	2,688	2,107
Employee benefits	4,511	1,761
Accrued expenses and loss reserves	768	545
Other	297	243
Less: valuation allowance	(2,008)	(183)

	33,716	34,547

Deferred tax liabilities:
Depreciable and amortizable assets	57,201	55,854
Equity in earnings of investee	9,050	5,462
Other	216	444

	66,467	61,760

Net deferred tax liability	$32,751	$27,213

As of December 31, 2006, the Company estimates that federal and state net operating loss carryforwards of approximately $58.3 million and $48.8 million, respectively will be available to reduce future taxable income after taking into account various federal and state limitations on the utilization of such net operating loss carryforwards.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Based upon a sustained pattern of historical taxable income, projections for future taxable income over the periods in which the net operating losses will be deductible, management believes it is more likely than not that the Company will not realize the benefits of a portion of the net operating loss carryforwards. The valuation allowance consists of the estimated tax effect of the unutilized net operating loss carryforwards.

As of December 31, 2006, United States taxes were not provided on income of our foreign subsidiaries, as the Company has invested or expects to invest the undistributed income indefinitely. Income before income taxes and minority interest for our foreign subsidiaries was $2.2 million for the year ended December 31, 2006. If in the future these earnings are repatriated to the United States, or if the Company determines that the earnings will be remitted in the foreseeable future, additional tax provisions may be required.

10. Employee Benefits

Effective January 1, 2004, the Company created the First Advantage Corporation 401(k) Plan (the “Savings Plan”). All employees of the Company who participated in the First American Corporation 401(k) Savings Plan (the “First American Plan”) were transferred into the Savings Plan. A total of 2.0 million shares of First Advantage Class A common stock are reserved for issuance in connection with the Company’s Savings Plan. The

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. In previous years, the Company made contributions to the Savings Plan based on profitability, as well as contributions of the participants. For the 2006 plan year, the Company is matching dollar for dollar up to three percent of the employees’ eligible pay. The Company’s expense related to the Savings Plan amounted to approximately $3.4 million, $1.2 million, and $0.9 million for the years ended December 31, 2006, 2005, and 2004 respectively.

Prior to January 1, 2004, employees of the Company were eligible to participate in the First American Plan, which was available to substantially all employees. Prior to the merger, the employees of the CIG Business participated in the First American Plan. The Company’s expense related to the First American Plan amounted to approximately $2.2 million for the years ended December 31, 2005 and 2004.

Certain employees of the Company are eligible to participate in First American’s defined benefit pension plan. Prior to the merger, certain employees of the CIG Business were eligible to participate in First American’s defined benefit pension plan. The Company expensed payments to the pension plan of approximately $0.5 million, $0.7 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The actuarial present value of accumulated plan benefits and net assets available for benefits to the Company’s employees under this plan is not readily available.

In August 2003, the Company’s board of directors approved the First Advantage Corporation 2003 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, allows eligible employees to purchase First Advantage Class A common stock through payroll deductions for 85% of the fair market value of the First Advantage Class A common stock. Participation in the plan is voluntary. Eligible employees may participate by authorizing payroll deductions of up to 15% of their base pay for each payroll period. At the end of each one-month offering period, each participant will receive an amount of First Advantage Class A common stock equal to the sum of that participant’s payroll deductions during such period divided by 85% of the fair market value of the common stock at the end of the period. No employee may participate in the plan if such employee owns or would own after the purchase of shares under the plan, 5% or more of the voting power of all classes of First Advantage stock. Shares of First Advantage Class A common stock issued under the Stock Purchase Plan must be held for a period of one year. A total of 1.0 million shares of First Advantage Class A common stock are reserved for issuance under the plan. A total of 63,608 and 29,446 shares have been issued in connection with the plan during the years ended December 31, 2006 and 2005, respectively.

11. Related Parties

First American provides certain legal, financial, technology, administrative and managerial support services to the Company. A service agreement was entered into on January 1, 2004. Under the terms of the agreement, human resources systems and payroll systems and support, network services and financial systems are provided at an annual cost of approximately $0.3 million. In addition, certain other services including pension and 401(k) expenses, corporate and medical insurance, personal property leasing and company car programs are provided at actual cost. The initial term of the agreement is for one year, and self renews every six months. The Company, excluding the CIG Business, incurred approximately $0.3 million in service fees for the years ended December 31, 2006, 2005 and 2004.

First American and certain affiliates provided sales and marketing, legal, financial, technology, leased facilities, leased equipment and other administrative services to the CIG Business. As part of the acquisition of

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

the CIG Business, an amended and restated services agreement was entered into on September 14, 2005. Under the terms of the new agreement, human resources systems and payroll systems and support, network services and financial systems are provided at an annual cost of approximately $4,500,000. In addition, certain other services including pension and 401(k) expenses, corporate and medical insurance, personal property leasing and company car programs are provided at actual cost. The initial term of the agreement is for one year, and self renews every six months. The Company also entered into an agreement with First American to lease the CIG Business’ office space in Poway, California. The lease is for an initial lease term of five years to commence on the closing date with a one-time option to renew the term for an additional five years. The rent payable under the lease will be approximately $169,000 a month and the Company is obligated to pay all costs and expenses related to the property, including operating expenses, maintenance and taxes. The CIG Business recognized approximately $11.6 million, $13.7 million and $11.7 million in operating expense in 2006, 2005 and 2004, respectively, relating to these services. The amounts allocated to the CIG Business prior to September 14, 2005 were based on management’s assumptions (primarily usage, time incurred and number of employees) as to the proportion of the services used by the CIG Business in relation to the actual costs incurred by First American and affiliates in providing the services.

In 2004, the Company incurred costs of approximately $150,000 for internal audit services provided by First American.

Effective January 1, 2003, the Company and a subsidiary of First American entered into an agreement whereby the Company will act as an agent in selling renters insurance. The Company receives a commission of 12% of the insurance premiums and 20% of the profits (as defined in the agreement) of the insurance premiums written. Commissions earned in 2006, 2005 and 2004 were approximately $0.8 million, $0.3 million and $0.1 million, respectively.

The Company performs employment screening and hiring management services for First American. Total revenue from First American was approximately $2.8 million, $0.7 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

First American Real Estate Solutions, LLC (“FARES”), a joint venture between First American and Experian Information Solutions, Inc. (“Experian”), owns 50% of a joint venture that provides mortgage credit reports and operations support to a nationwide mortgage lender. In accordance with the terms of the joint venture operating agreement, the mortgage and consumer credit reporting operation of FARES receives a merge fee per credit report issued and is reimbursed for certain operating costs. In addition, FARES records the 50% share of the earnings of the joint venture using the equity method of accounting. In connection with the acquisition of the CIG Business, FARES entered into an outsourcing agreement where the Company continues to provide these services to the nationwide mortgage lender. These earnings are included in service revenue in the accompanying combined statements of income and totaled $5.2 million, $5.7 million, and $6.7 million, for the years ended December 31, 2006, 2005 and 2004, respectively. Total merge fees were $6.5 million, $7.1 million, and $7.4 million for the years ended December 31, 2006, 2005 and 2004, respectively and are included in service revenue in the accompanying combined statement of income. Total reimbursement for operating costs were $6.5 million, $7.3 million, and $7.5 million, for the years ended December 31, 2006, 2005 and 2004, respectively. The reimbursement of operating costs is reflected as a reduction in operating expenses in the accompanying financial statements.

Experian owns approximately 6% of a combination of First Advantage’s Class A and Class B common shares and is considered a related party. The cost of credit reports purchased by the Company from Experian was

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

$30.0 million, $27.4 million, and $20.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company sells background and lead generation services to Experian. Total revenue from these sales was $0.2 million, $0.3 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

12. Commitments and Contingencies

Operating Leases

The Company leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company will pay insurance and taxes. Rent expense under operating leases was approximately $23.3 million, $18.8 million and $15.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum rental payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006, are as follows:

(in thousands)

Year ending December 31,
2007	$19,210
2008	15,394
2009	12,593
2010	9,218
2011	7,404
Thereafter	21,464

$85,283

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. The Company does not believe that the outcome of any pending or threatened litigation will have a material adverse effect on the Company’s financial position or operating results.

13. Earnings Per Share

Pursuant to the provisions of SFAS No. 128 “Earnings Per Share”, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants. Options and warrants totaling 1,531,733, 369,345 and 1,862,494 in 2006, 2005 and 2004, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

(in thousands, except per share amounts)	2006	2005	2004
Net Income—numerator for basic and full diluted earnings per share	$66,161	$58,426	$42,333
Denominator:
Weighted-average shares for basic earnings per share	57,502	52,884	49,711
Effect of restricted stock	47	37	—
Effect of contingent shares related to DealerTrack	367	74	—
Effect of dilutive securities—employee stock options and warrants	163	598	324

Denominator for diluted earnings per share	58,079	53,593	50,035

Earnings per share:
Basic	$1.15	$1.10	$0.85
Diluted	$1.14	$1.09	$0.85

14. Stock Option Plans

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

At December 31, 2006, stock options to purchase 5,030,755 shares of the Company’s common stock were granted under the First Advantage Corporation 2003 Incentive Compensation Plan, Inc. Options vest over three years at a rate of 33.4% for the first year and 33.3% for each of the two following years. The option grant expires ten years after the grant date. As of January 1, 2006, the Company accounts for these share-based grants in accordance with SFAS No. 123R, which requires that the cost resulting from all share-based payment transactions, be recognized in the financial statements. Share-based compensation expense for the year ended December 31, 2006 was $10.9 million ($8.0 million after tax or $0.14 per basic and diluted share). Prior to adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for its share-based awards. Under the provisions of APB Opinion No. 25, the company was not required to recognize compensation expense for the cost of stock options or shares issued under the Company’s Stock Purchase Plan.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Warrants and Options to Purchase Class A Common Stock, Assumed in the Merger

The Company agreed to assume the obligations of US SEARCH.com contained in all warrants to purchase common stock of US SEARCH.com outstanding on the closing date of the merger. Pursuant to the merger agreement and the terms of the warrants, the holders of the warrants are entitled to receive upon exercise thereof 0.04 of a share of First Advantage Class A common stock for each share of US SEARCH.com common stock that such warrant holder would have been entitled to receive pursuant to the warrant prior to the closing of the merger. The Company had outstanding warrants to purchase up to 166,218 and 224,752 shares of its common stock at exercise prices ranging from $0.25 to $29.38 per share, as of December 31, 2006 and 2005, respectively.

All outstanding stock options, stock appreciation rights, limited stock appreciation rights and stock purchase rights of US SEARCH.com were assumed by the Company and converted automatically into options to purchase shares of First Advantage Class A common stock calculated in accordance with the exchange ratio, rounded down to the nearest whole share. The exercise price is equal to the exercise price per share of US SEARCH.com common stock divided by the exchange ratio, rounded down to the nearest whole cent. The outstanding stock options, stock appreciation rights, limited stock appreciation rights and stock purchase rights of US SEARCH.com otherwise continue to be exercisable and vest subject to the terms and conditions applicable to them before the mergers. However, all outstanding stock options issued to US SEARCH.com employees and directors pursuant to the US SEARCH.com Amended and Restated 1998 Stock Incentive Plan and all outstanding stock options issued to US SEARCH.com’s non-employee directors pursuant to the US SEARCH.com 1999 Non-Employee Directors’ Stock Option Plan accelerated and became fully vested upon the occurrence of the mergers. As of December 31, 2006, the Company had outstanding options (previously issued by US SEARCH.com) to purchase up to 70,589 shares of its common stock at exercise prices ranging from $7.03 to $225.00 per share.

Stock option activity under the Company’s stock plan since December 31, 2005 is summarized as follows:

(in thousands, except weighted average price)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	3,503	$21.14
Options granted	947	$24.46
Options exercised	(75)	$16.16
Options canceled	(174)	$23.44

Options outstanding at December 31, 2006	4,201	$21.89	$9,772

Options exercisable, end of the year	2,244	$20.54	$7,338

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

The total intrinsic value of options exercised was $0.6 million, $2.4 million, and $1.1 million for the years ended December 31, 2006, 2005, and 2004, respectively.

A total of 1,482 shares were issued in conjunction with the exercise of warrants at an average price of $26.10 in 2006. A total of 30,802 shares were issued in conjunction with the exercise of warrants at an average price of $26.10 in 2005. A total of 6,810 shares were issued in conjunction with the exercise of warrants at an average price of $12.05 in 2004.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The following table summarizes information about stock options and warrants outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
(in thousands, except weighted average price and life) Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 7.00 - $12.50	13	4.6	$10.29	13	$10.29
$12.51 - $25.00	3,498	7.6	$20.65	1,988	$19.35
$25.01 - $50.00	679	8.6	$27.35	232	$27.94
$50.01 - $242.25	11	3.5	$89.25	11	$89.25

	4,201			2,244

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price
$ 0.25 - $22.50	76	2.4	$16.43
$22.51 - $26.10	87	0.2	$26.10
$26.11 - $29.38	3	0.1	$29.38

	166

15. Segment Information

The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

The Lender Services segment offers lenders across the country credit reporting solutions for mortgage and home equity needs.

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, fleet management, supply chain theft and damage mitigation consulting, consumer location, criminal records reselling, subprime credit reporting, consumer credit reporting services and lead generation services. Revenue for the Data Services segment includes $4.7 million, $2.9 million and $2.3 million of inter-segment sales for the years ended December 31, 2006, 2005, and 2004, respectively.

The Dealer Services business segment serves the automotive dealer marketplace by delivering consolidated consumer credit reports, credit automation software and lead generation services. Revenue for the Dealer Services segment includes $0.1 million, of inter-segment sales for the year ended December 31, 2006. Total assets for Dealer Services include approximately $38.5 million related to the DealerTrack investment.

The Employer Services segment includes employment background screening, occupational health services, tax incentive services and hiring solutions. Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Hiring solutions include applicant tracking software and recruiting services. Tax incentive services include services related to the administration of employment-based and location-based tax

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

credit and incentive programs, sales and use tax programs and fleet asset management programs. The professional employer organization provides companies with comprehensive outsourced management of payroll and human resource management. Revenue for the Employer Services segment includes $1.0 million, $0.8 million and $0.8 million of inter-segment sales for the years ended December 31, 2006, 2005, and 2004, respectively.

The Multifamily Services segment includes resident screening and software services. Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories. Revenue for the Multifamily Services segment includes $0.4 million, $0.3 million, and $0.1 million of inter-segment sales for the years ended December 31, 2006, 2005, and 2004, respectively.

The Investigative and Litigation Support Services segment includes all investigative services. Products and services offered by the Investigative and Litigation Support Services segment includes surveillance services, field interviews, computer forensics, electronic discovery, due diligence reports and other high level investigations. Revenue from the Investigative and Litigation Support Services segment includes $0.3 million of inter-segment sales for the year ended December 31, 2006.

The elimination of intra-segment revenue and cost of service revenue is included in Corporate. These transactions are recorded at cost.

International operations are included in the Employer Services segment and include revenue of $21.0 million, $9.1 million, and $1.2 million for the years ended December 31, 2006, 2005, and 2004, respectively. Total assets for the Foreign Background division under the Employer Services segment were $40.0 million and $20.9 million at December 31, 2006 and 2005.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Selected financial information for the Company’s operations by segment for each of the past three years is as follows:

(in thousands)	Service Revenue	Depreciation and Amortization	Income (Loss) From Operations	Assets
2006
Lender Services	$175,991	$6,755	$54,271	$78,556
Data Services	148,724	11,709	41,062	316,120
Dealer Services	120,780	2,829	16,113	116,533
Employer Services	195,180	8,507	19,832	345,747
Multifamily Services	68,811	4,522	15,128	78,131
Investigative and Litigation Support Services	59,162	3,204	11,377	85,122
Corporate and Eliminations	(3,807)	1,626	(37,418)	69,714

Consolidated	$764,841	$39,152	$120,365	$1,089,923

2005
Lender Services	$168,327	$6,726	$48,205	$82,463
Data Services	91,699	6,796	29,460	324,907
Dealer Services	98,357	2,389	13,559	114,334
Employer Services	143,839	5,311	13,301	264,753
Multifamily Services	63,254	4,109	16,122	74,310
Investigative and Litigation Support Services	34,580	1,882	2,107	81,878
Corporate and Eliminations	(3,951)	392	(24,751)	43,419

Consolidated	$596,105	$27,605	$98,003	$986,064

2004
Lender Services	$135,201	$6,946	$38,057	$58,389
Data Services	74,905	5,346	14,363	155,854
Dealer Services	69,842	1,586	8,164	84,629
Employer Services	115,461	4,110	9,380	169,839
Multifamily Services	54,135	3,940	12,272	80,466
Investigative and Litigation Support Services	25,714	1,176	908	44,749
Corporate and Eliminations	(3,116)	80	(10,918)	9,178

Consolidated	$472,142	$23,184	$72,226	$603,104

16. Unaudited Quarterly Financial Data

The following table sets forth certain unaudited financial data of the Company for the periods as indicated. The Company’s operating results for the years ended December 31, 2006 and 2005 include results for the acquired entities (excluding the CIG Business) from their respective dates of acquisition. The acquisition of the CIG Business by First Advantage was a transaction between businesses under the common control of First American. In an acquisition of businesses under common control, the acquiring company records acquired assets and liabilities at historical costs. The historical income statements of First Advantage for the years ended December 31, 2006 and 2005 include the operations of the CIG Business at historical cost assuming the acquisition was completed on January 1, 2005.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Results of operations for the quarter ending December 31, 2006, include a pretax investment gain of approximately $7.0 million ($4.1 million after tax or $0.07 per diluted share) and results of operations for the quarter ending December 31, 2005, include a pretax investment gain of approximately $9.5 million ($5.6 million after tax or $0.10 per diluted share). The investment gain in both quarters relates to the issuance of stock by DealerTrack Holdings, Inc., an unconsolidated investee accounted for on the equity method. Results of operations for the quarter ending June 30, 2005, also include merger, relocation, and marketing-related expenses of approximately $6.0 million ($5.1 million after tax or $0.10 per diluted share).

	For the quarters ended
(in thousands, except per share amounts)	3/31/2006	6/30/2006	9/30/2006	12/31/2006
Total revenue	$194,348	$205,123	$212,036	$206,057

Gross margin	$124,630	$132,587	$136,585	$132,417

Net income	$12,745	$16,637	$18,624	$18,155

Per share amounts:
Basic	$0.23	$0.29	$0.32	$0.31
Diluted	$0.22	$0.29	$0.32	$0.31
Weighted-average common shares outstanding:
Basic	55,997	57,730	58,096	58,155
Diluted	57,833	57,929	58,155	58,294

	For the quarters ended
	3/31/2005	6/30/2005	9/30/2005	12/31/2005
Total revenue	$140,321	$163,424	$169,946	$170,058

Gross margin	$89,943	$105,401	$107,865	$108,920

Net income	$13,992	$12,219	$16,023	$16,192

Per share amounts:
Basic	$0.27	$0.23	$0.30	$0.29
Diluted	$0.27	$0.23	$0.30	$0.29
Weighted-average common shares outstanding:
Basic	51,099	52,828	53,201	55,113
Diluted	51,380	53,220	53,965	56,385

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the fiscal year covered by this report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under the framework in Internal Control—Integrated Framework, management determined that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which appears herein.

Audit Report of the Registered Certified Public Accounting Firm

See the Report of Independent Registered Certified Public Accounting Firm in Item 8, above.

Item 9B. Other Information.

None.

PART III

The information required by Items 10 through 14 of this report is set forth in the sections entitled “Nominees for Election of Directors,” “Information about our Board of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” “Executive Officers,” “Compensation of Executive Officers and Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Certain Relationships and Related Transactions,” “Stock Performance Graph” and “Principal Accounting Fees and Services” in the Company’s definitive proxy statement, which sections are incorporated in this report by reference. The definitive proxy statement will be filed no later than 120 days after the close of First Advantage’s fiscal year end of December 31, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a) 1.	The following consolidated financial statements of First Advantage Corporation and its subsidiaries are included in Item 8.

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements for the Years Ended December 31, 2006, 2005 and 2004

2.	Financial Statement Schedule.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands) Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts (1)	Deductions	Balance at End of Period
Year ended December 31, 2006
Allowance for doubtful accounts	$4,918	$5,587	$(423)	$(3,595)	$6,487
Year ended December 31, 2005
Allowance for doubtful accounts	$3,444	$1,477	$1,487	$(1,490)	$4,918
Year ended December 31, 2004
Allowance for doubtful accounts	$3,113	$1,467	$131	$(1,267)	$3,444

(1)	Allowances established as a result of acquisitions

3.	Exhibits

Exhibit	Description
2	Agreement and Plan of Merger, dated December 13, 2002, by and among the Company, The First American Corporation, US SEARCH.com Inc. and Stockholm Seven Merger Corp. (incorporated by reference to Annex A to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

2.1	Amended and Restated Master Transfer Agreement among The First American Corporation, First American Real Estate Services, Inc., First American Real Estate Solutions, LLC, FADV Holdings LLC, and First Advantage Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 2.1 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

2.2	Contribution Agreement among The First American Corporation, First American Real Estate Services, Inc., FADV Holdings LLC, and First Advantage Corporation, dated as of September 14, 2005 (incorporated by reference to Exhibit 2.2 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

2.3	Contribution Agreement among First American Real Estate Solutions, LLC, FADV Holdings LLC, and First Advantage Corporation, dated as of September 14, 2005 (incorporated by reference to Exhibit 2.3 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

2.4	Stock Purchase Agreement Among First Advantage Corporation, Leadclick Holding Company, LLC, Robert Afshar and RaaBoom LLC, dated November 7, 2005 (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by the Company on November 8, 2005 (No. 051185511))

3.1	First Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

3.2	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

3.3	Bylaws of First Advantage Corporation (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

3.4	Bylaws of First Advantage Corporation, as Amended and Restated (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed by the Company on February 20, 2007 (No. 07636597))

4.1	Form of certificate representing shares of the Registrant’s Class A common stock (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

4.2	Form of certificate representing shares of the Registrant’s Class B common stock (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.1	First Advantage Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 4.19 to the amendment to the registration statement on Form S-4 filed by the Company on April 4, 2003 (No. 333-102565))*

10.2	First Advantage Corporation 2003 Incentive Compensation Plan, Amended and Restated as of September 14, 2005 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by the Company on November 8, 2005 (No. 051185511))

Exhibit	Description
10.3	Form of Indemnification Agreement, dated May 9, 2005, between First Advantage Corporation and each member of its board of directors (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on August 15, 2005 (No. 051025447))

10.4	First Advantage Corporation “Flexible Long-Term Incentive Program” (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))

10.5	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))

10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))

10.7	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))

10.8	First Advantage Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.20 to the amendment to the registration statement on Form S-4 filed by the Company on April 24, 2003 (No. 333-102565))*

10.9	Stockholders Agreement, dated as of December 13, 2002, by and among the Company, The First American Corporation and Pequot Private Equity Fund II, L.P. (incorporated by reference to Annex D to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.10	Amendment No 1. to Stockholders Agreement, dated as of March 31, 2006 ,by and the Company, The First American Corporation and Pequot Private Equity Fund II, L.P (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on May 9, 2006 (No. 06821038))

10.11	Amendment No. 2 to Stockholders Agreement, dated as of September 28, 2006, by and among the Company, The First American Corporation and Pequot Private Equity Fund II, L.P.

10.12	Form of Standstill Agreement by and between the Company and The First American Corporation (incorporated by reference to Annex E to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.13	Amended and Restated Services Agreement, dated January 1, 2004, between the Company and The First American Corporation (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.14	Promissory Note, made July 31, 2003, by First Advantage Corporation to the order of The First American Corporation (incorporated by reference to Exhibit 99.5 to the quarterly report on Form 10-Q filed by the Company on August 13, 2002 (No. 001-31666))

10.15	Service Agreement for End-User, effective December 31, 2003, by and between First Advantage Enterprise Screening Corporation and The First American Corporation (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.16	Agency/Company Agreement, effective January 1, 2003, between First American Property & Casualty Insurance Company and Multifamily Community Insurance Agency, Inc. (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.17	Profit Share Program letter, dated January 1, 2003, from First American Property & Casualty Insurance Company to Multifamily Community Insurance Agency, Inc. (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

Exhibit	Description
10.18	Linking License Agreement, between First American Real Estate Solutions L.P., and US SEARCH.com (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed on May 10, 2004 (No. 000-50285))

10.19	Office Lease by and between First American Title Insurance Company and First Advantage Corporation, dated September 14, 2005 (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.20	Credit Agreement, dated as of September 28, 2005, among First Advantage Corporation as the Borrower, Bank of America, N.A. , as Administrative Agent, Swing Line Lender and L/C Issuer, LaSalle Bank National Association, as Syndication Agent, Wachovia Bank, National Association and Suntrust Bank, as Co-Documentation Agents and the Other Lenders Party Hereto (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.21	Pledge Agreement, dated as of September 28, 2005, made by First Advantage Corporation in favor of Bank of American, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.22	Security Agreement, dated as of September 28, 2005, made by First Advantage Corporation in favor of Bank of America, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.23	Subsidiary Guaranty Agreement, dated as of September 28, 2005, made by First Advantage Corporation in favor of Bank of America, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.9 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.24	Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.25	Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of Wachovia Bank, National Association (incorporated by reference to Exhibit 10.11 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.26	Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of Suntrust Bank (incorporated by reference to Exhibit 10.12 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.27	Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of U.S. Bank National Association (incorporated by reference to Exhibit 10.13 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.28	Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of Commerzbank AG, New York and Grand Cayman Branches (incorporated by reference to Exhibit 10.14 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.29	Note, dated September 28, 2005, made by First Advantage Corporation in favor of Regions Bank (incorporated by reference to Exhibit 10.15 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.30	Lease Agreement, dated January 17, 2005 between First Advantage Corporation and 100 Carillon, LLC (incorporated by reference to Exhibit 10.25 to the annual report on Form 10-K filed by the Company on March 10, 2005 (No. 001-31666))

Exhibit	Description
10.31	Amended and Restated Services Agreement between The First American Corporation and First Advantage Corporation, dates as of September 14, 2005 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.32	Outsourcing Agreement between First American Real Estate Solutions, LLC and First Advantage Corporation, dated as of September 14, 2005 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.33	Equipment Sublease by and between FADV Holdings LLC and First Advantage Corporation made and entered into as of September 14, 2005 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K filed on September 16, 2005 (No. 051087660))

10.34	The Registration Rights Agreement dated September 14, 2005, by and among First Advantage Corporation and Experian Information Solutions, Inc. (incorporated by reference to Exhibit 10.9 to the current report on Form 8-K filed on September 16, 2005 (No. 051087660))

10.35	Amendment to Registration Agreement, dated November 1, 2005 between First Advantage Corporation and Experian Information Solutions, Inc. (incorporated by reference to Exhibit 99.2 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.36	Reimbursement Agreement entered into October 11, 2005 between The First American Corporation and First Advantage Corporation (incorporated by reference to Exhibit 10.36 to the annual report on Form 10-K filed by the Company on March 16, 2006 (No. 06691781))

10.37	LeadClick Holding Company, LLC Operating Agreement by and between First American Real Estate Information Services, Inc. and First Advantage Corporation, dated November 7, 2005 (incorporated by reference to Exhibit 10.37 to the annual report on Form 10-K filed by the Company on March 16, 2006 (No. 06691781))

21	Subsidiaries of the Company

23	Consent of Independent Registered Certified Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Indicates management contract or compensatory plan, contract or arrangement.

Copies of the Company’s Form 10-K that are furnished to stockholders of the Company do not include the exhibits listed above. Any stockholder desiring copies of one or more of such exhibits should write to the Secretary of the Company specifying the exhibit or exhibits required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March, 2007.

FIRST ADVANTAGE CORPORATION

By:	/S/ JOHN LONG
John Long
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 1, 2007	By:	/S/ JOHN LONG
John Long
Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2007	By:	/S/ JOHN LAMSON
John Lamson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 1, 2007	By:	/S/ PARKER S. KENNEDY
Parker S. Kennedy, Chairman

Date: March 1, 2007	By:	/S/ JOHN LONG
John Long, Director

Date: March 1, 2007	By:	/S/ J. DAVID CHATHAM
J. David Chatham, Director

Date: March 1, 2007	By:	/S/ BARRY CONNELLY
Barry Connelly, Director

Date: March 1, 2007	By:	/S/ JILL KANIN-LOVERS
Jill Kanin-Lovers, Director

Date: March 1, 2007	By:	/S/ LAWRENCE D. LENIHAN, JR.
Lawrence D. Lenihan, Jr., Director

Date: March 1, 2007	By:	/S/ FRANK MCMAHON
Frank McMahon, Director

Date: March 1, 2007	By:	/S/ DONALD NICKELSON
Donald Nickelson, Director

Date: March 1, 2007	By:	/S/ DONALD ROBERT
Donald Robert, Director

Date: March 1, 2007	By:	/S/ DAVID WALKER
David Walker, Director

Date: March 1, 2007	By:	/S/ D. VAN SKILLING
D. Van Skilling, Director

EXHIBIT INDEX

Exhibit	Description
2	Agreement and Plan of Merger, dated December 13, 2002, by and among the Company, The First American Corporation, US SEARCH.com Inc. and Stockholm Seven Merger Corp. (incorporated by reference to Annex A to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

2.1	Amended and Restated Master Transfer Agreement among The First American Corporation, First American Real Estate Services, Inc., First American Real Estate Solutions, LLC, FADV Holdings LLC, and First Advantage Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 2.1 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

2.2	Contribution Agreement among The First American Corporation, First American Real Estate Services, Inc., FADV Holdings LLC, and First Advantage Corporation, dated as of September 14, 2005 (incorporated by reference to Exhibit 2.2 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

2.3	Contribution Agreement among First American Real Estate Solutions, LLC, FADV Holdings LLC, and First Advantage Corporation, dated as of September 14, 2005 (incorporated by reference to Exhibit 2.3 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

2.4	Stock Purchase Agreement Among First Advantage Corporation, Leadclick Holding Company, LLC, Robert Afshar and RaaBoom LLC, dated November 7, 2005 (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by the Company on November 8, 2005 (No. 051185511))

3.1	First Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

3.2	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

3.3	Bylaws of First Advantage Corporation (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

3.4	Bylaws of First Advantage Corporation, as Amended and Restated (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed by the Company on February 20, 2007 (No. 07636597))

4.1	Form of certificate representing shares of the Registrant’s Class A common stock (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

4.2	Form of certificate representing shares of the Registrant’s Class B common stock (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.1	First Advantage Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 4.19 to the amendment to the registration statement on Form S-4 filed by the Company on April 4, 2003 (No. 333-102565))*

10.2	First Advantage Corporation 2003 Incentive Compensation Plan, Amended and Restated as of September 14, 2005 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by the Company on November 8, 2005 (No. 051185511))

Exhibit	Description
10.3	Form of Indemnification Agreement, dated May 9, 2005, between First Advantage Corporation and each member of its board of directors (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on August 15, 2005 (No. 051025447))

10.4	First Advantage Corporation “Flexible Long-Term Incentive Program” (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))

10.5	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))

10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))

10.7	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))

10.8	First Advantage Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.20 to the amendment to the registration statement on Form S-4 filed by the Company on April 24, 2003 (No. 333-102565))*

10.9	Stockholders Agreement, dated as of December 13, 2002, by and among the Company, The First American Corporation and Pequot Private Equity Fund II, L.P. (incorporated by reference to Annex D to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.10	Amendment No 1. to Stockholders Agreement, dated as of March 31, 2006 ,by and the Company, The First American Corporation and Pequot Private Equity Fund II, L.P (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on May 9, 2006 (No. 06821038))

10.11	Amendment No. 2 to Stockholders Agreement, dated as of September 28, 2006, by and among the Company, The First American Corporation and Pequot Private Equity Fund II, L.P.

10.12	Form of Standstill Agreement by and between the Company and The First American Corporation (incorporated by reference to Annex E to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.13	Amended and Restated Services Agreement, dated January 1, 2004, between the Company and The First American Corporation (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.14	Promissory Note, made July 31, 2003, by First Advantage Corporation to the order of The First American Corporation (incorporated by reference to Exhibit 99.5 to the quarterly report on Form 10-Q filed by the Company on August 13, 2002 (No. 001-31666))

10.15	Service Agreement for End-User, effective December 31, 2003, by and between First Advantage Enterprise Screening Corporation and The First American Corporation (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.16	Agency/Company Agreement, effective January 1, 2003, between First American Property & Casualty Insurance Company and Multifamily Community Insurance Agency, Inc. (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.17	Profit Share Program letter, dated January 1, 2003, from First American Property & Casualty Insurance Company to Multifamily Community Insurance Agency, Inc. (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

Exhibit	Description
10.18	Linking License Agreement, between First American Real Estate Solutions L.P., and US SEARCH.com (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed on May 10, 2004 (No. 000-50285))

10.19	Office Lease by and between First American Title Insurance Company and First Advantage Corporation, dated September 14, 2005 (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.20	Credit Agreement, dated as of September 28, 2005, among First Advantage Corporation as the Borrower, Bank of America, N.A. , as Administrative Agent, Swing Line Lender and L/C Issuer, LaSalle Bank National Association, as Syndication Agent, Wachovia Bank, National Association and Suntrust Bank, as Co-Documentation Agents and the Other Lenders Party Hereto (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.21	Pledge Agreement, dated as of September 28, 2005, made by First Advantage Corporation in favor of Bank of American, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.22	Security Agreement, dated as of September 28, 2005, made by First Advantage Corporation in favor of Bank of America, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.23	Subsidiary Guaranty Agreement, dated as of September 28, 2005, made by First Advantage Corporation in favor of Bank of America, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.9 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.24	Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.25	Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of Wachovia Bank, National Association (incorporated by reference to Exhibit 10.11 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.26	Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of Suntrust Bank (incorporated by reference to Exhibit 10.12 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.27	Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of U.S. Bank National Association (incorporated by reference to Exhibit 10.13 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.28	Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of Commerzbank AG, New York and Grand Cayman Branches (incorporated by reference to Exhibit 10.14 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.29	Note, dated September 28, 2005, made by First Advantage Corporation in favor of Regions Bank (incorporated by reference to Exhibit 10.15 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.30	Lease Agreement, dated January 17, 2005 between First Advantage Corporation and 100 Carillon, LLC (incorporated by reference to Exhibit 10.25 to the annual report on Form 10-K filed by the Company on March 10, 2005 (No. 001-31666))

Exhibit	Description
10.31	Amended and Restated Services Agreement between The First American Corporation and First Advantage Corporation, dates as of September 14, 2005 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.32	Outsourcing Agreement between First American Real Estate Solutions, LLC and First Advantage Corporation, dated as of September 14, 2005 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.33	Equipment Sublease by and between FADV Holdings LLC and First Advantage Corporation made and entered into as of September 14, 2005 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K filed on September 16, 2005 (No. 051087660))

10.34	The Registration Rights Agreement dated September 14, 2005, by and among First Advantage Corporation and Experian Information Solutions, Inc. (incorporated by reference to Exhibit 10.9 to the current report on Form 8-K filed on September 16, 2005 (No. 051087660))

10.35	Amendment to Registration Agreement, dated November 1, 2005 between First Advantage Corporation and Experian Information Solutions, Inc. (incorporated by reference to Exhibit 99.2 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.36	Reimbursement Agreement entered into October 11, 2005 between The First American Corporation and First Advantage Corporation (incorporated by reference to Exhibit 10.36 to the annual report on Form 10-K filed by the Company on March 16, 2006 (No. 06691781))

10.37	LeadClick Holding Company, LLC Operating Agreement by and between First American Real Estate Information Services, Inc. and First Advantage Corporation, dated November 7, 2005 (incorporated by reference to Exhibit 10.37 to the annual report on Form 10-K filed by the Company on March 16, 2006 (No. 06691781))

21	Subsidiaries of the Company

23	Consent of Independent Registered Certified Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Indicates management contract or compensatory plan, contract or arrangement.

Copies of the Company’s Form 10-K that are furnished to stockholders of the Company do not include the exhibits listed above. Any stockholder desiring copies of one or more of such exhibits should write to the Secretary of the Company specifying the exhibit or exhibits required.