Form 10-Q
period 2007-03-31
FIRST ADVANTAGE CORP
filed 2007-05-03
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

There were 11,239,222 shares of outstanding Class A Common Stock of the registrant as of April 30, 2007.

There were 47,726,521 shares of outstanding Class B Common Stock of the registrant as of April 30, 2007.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

First Advantage Corporation

Consolidated Balance Sheets (Unaudited)

(in thousands)	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$36,305	$31,941
Accounts receivable (less allowance for doubtful accounts of $7,057 and $6,487 in 2007 and 2006, respectively)	142,819	138,563
Prepaid expenses and other current assets	9,742	10,182
Income tax receivable	5,555	6,155
Deferred income tax asset	12,737	12,051

Total current assets	207,158	198,892
Property and equipment, net	72,956	68,931
Goodwill	681,753	650,124
Customer lists, net	72,524	74,419
Other intangible assets, net	26,872	28,324
Database development costs, net	10,917	10,640
Investment in equity investee	55,781	55,001
Other assets	4,175	3,592

Total assets	$1,132,136	$1,089,923

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,579	$46,281
Accrued compensation	34,571	35,299
Accrued liabilities	18,990	21,286
Deferred income	8,514	8,462
Due to affiliates	3,925	4,776
Current portion of long-term debt and capital leases	18,807	20,794

Total current liabilities	131,386	136,898
Long-term debt and capital leases, net of current portion	192,977	179,531
Deferred income tax liability	52,650	44,802
Other liabilities	5,438	5,338

Total liabilities	382,451	366,569

Minority interest	50,547	48,413
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 125,000 shares authorized; 10,846 and 10,452 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	11	10
Class B common stock, $.001 par value; 75,000 shares authorized; 47,727 shares issued and outstanding as of March 31, 2007 and December 31, 2006	48	48
Additional paid-in capital	469,144	455,657
Retained earnings	228,881	218,566
Accumulated other comprehensive income	1,054	660

Total stockholders’ equity	699,138	674,941

Total liabilities and stockholders’ equity	$1,132,136	$1,089,923

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income and Comprehensive Income (Unaudited)

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2007	2006
Service revenue	$201,887	$181,219
Reimbursed government fee revenue	14,201	13,129

Total revenue	216,088	194,348

Cost of service revenue	61,188	56,589
Government fees paid	14,201	13,129

Total cost of service	75,389	69,718

Gross margin	140,699	124,630

Salaries and benefits	73,970	58,634
Facilities and telecommunications	8,025	7,051
Other operating expenses	26,249	22,551
Depreciation and amortization	10,445	9,210

Total operating expenses	118,689	97,446

Income from operations	22,010	27,184

Other (expense) income:
Interest expense	(3,226)	(3,241)
Interest income	341	140

Total other (expense), net	(2,885)	(3,101)
Equity in earnings of investee	780	109

Income before income taxes and minority interest	19,905	24,192
Provision for income taxes	8,102	10,500

Income before minority interest	11,803	13,692
Minority interest	560	947

Net income	11,243	12,745
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	394	(19)

Comprehensive income	$11,637	$12,726

Per share amounts:
Basic	$0.19	$0.23

Diluted	$0.19	$0.22

Weighted-average common shares outstanding:
Basic	58,371	55,997
Diluted	58,888	57,833

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2007 (Unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2006	58,179	$58	$455,657	$660	$218,566	$674,941
Cumulative effect of the adoption of FIN 48					(928)	(928)
Net income					11,243	11,243
Class A Shares issued in connection with prior year acquisitions	66		1,645			1,645
Class A Shares issued in connection with share based compensation	328	1	7,468			7,469
Tax benefit related to stock options			184			184
Share based compensation			4,190			4,190
Other comprehensive income				394		394

Balance at March 31, 2007	58,573	$59	$469,144	$1,054	$228,881	$699,138

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

(in thousands)	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$11,243	$12,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,445	9,210
Bad debt expense	1,898	776
Share based compensation	6,057	2,850
Minority interests in net income	560	947
Equity in earnings of investee	(780)	(109)
Deferred income tax	6,019	1,191
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,089)	(11,100)
Prepaid expenses and other current assets	441	(558)
Other assets	(570)	487
Accounts payable	253	(962)
Accrued liabilities	(7,341)	(3,253)
Deferred income	(376)	(558)
Due from affiliates	(874)	(480)
Net change in income tax accounts	219	6,490
Accrued compensation and other liabilities	2,972	3,719

Net cash provided by operating activities	25,077	21,395

Cash flows from investing activities:
Database development costs	(1,027)	(1,081)
Purchases of property and equipment	(9,274)	(4,962)
Cash paid for acquisitions	(23,268)	(7,871)
Cash balance of companies acquired	120	381

Net cash used in investing activities	(33,449)	(13,533)

Cash flows from financing activities:
Proceeds from long-term debt	32,279	5,633
Repayment of long-term debt	(24,193)	(17,743)
Cash contributions from First American to Leadclick LLC	3,785	—
Proceeds from class A shares issued in connection with stock option plan and employee stock purchase plan	1,950	669
Distributions to minority interest shareholders	(1,091)	—

Net cash provided by (used in) financing activities	12,730	(11,441)

Effect of exchange rates on cash	6	(2)
Increase (decrease) in cash and cash equivalents	4,364	(3,581)
Cash and cash equivalents at beginning of period	31,941	28,380

Cash and cash equivalents at end of period	$36,305	$24,799

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,237	$2,635

Cash paid for income taxes	$1,842	$2,859

Non-cash investing and financing activities:
Class A shares issued in connection with prior year acquisitions	$1,645	$1,233

Notes issued in connection with acquisitions	$3,373	$1,000

Class A shares issued for share based compensation	$4,885	$381

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2007 and 2006 (Unaudited)

1.	Organization and Nature of Business

First Advantage Corporation (the “Company” or “First Advantage”) is a global risk mitigation and business solutions provider and operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

The First American Corporation and affiliates (“First American”) own approximately 81% of the shares of capital stock of the Company as of March 31, 2007. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

On March 1, 2007, John Long submitted his resignation as the Chief Executive Officer and as a director of the Company, effective as of March 30, 2007. In connection with his resignation from the Company, Mr. Long and First Advantage entered into a Transition Agreement dated as of March 2, 2007. The Transition Agreement provides that Mr. Long will receive cash severance of $4.4 million to be paid in two equal installments between April 2007 and March 2008. In addition, Mr. Long will receive an acceleration of his unvested options and two separate restricted stock

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2007 and 2006 (Unaudited)

awards, effective March 30, 2007. An additional restricted stock award made to Mr. Long will vest during the term of restrictive covenants set forth in the Transition Agreement. Restricted stock units, previously granted to Mr. Long, will continue to vest according to the terms of First Advantage’s 2003 Incentive Compensation Plan. Based on the recommendation of the Compensation Committee, the Transition Agreement was approved by First Advantage’s board of directors on March 1, 2007. In connection with the Transition Agreement, First Advantage recorded compensation expense of $8.0 million in the quarter ending March 31, 2007 (included in salaries and benefits in the accompanying Consolidated Statements of Income and Comprehensive Income), reflecting the value of the cash severance payment of $4.4 million and the value of the previously unvested restricted stock, restricted stock units and stock options. The $8.0 million of compensation expense reduced net income for the quarter ending March 31, 2007 by $4.7 million or 8 cents per diluted share.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial information included in this report has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments are of a normal recurring nature and are considered necessary for a fair statement of the results for the interim period. The year end balance data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

First Advantage completed one acquisition during the first quarter of 2007. The Company’s operating results for the three months ended March 31, 2007 include results for the acquired entity from the date of acquisition.

Operating results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.

As of March 31, 2007, the Company’s significant accounting polices and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, have not changed from December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles (GAAP), and expands disclosure requirements regarding fair value measurements. The provisions for SFAS 157 are effective for fiscal years ending after November 15, 2007, and interim periods within those fiscal years.

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2007 and 2006 (Unaudited)

3.	Acquisitions

During the first quarter of 2007, the Company completed one acquisition for $4.5 million in cash and notes. In addition, the Company paid consideration of $28.1 million related to earnout provisions from prior year acquisitions and an additional purchase of a portion of minority interests in LeadClick Media Inc.

The aggregate purchase price of the acquisition and the earnouts completed during 2007 is as follows:

(in thousands)
Cash	$23,268
Notes payable	3,373
Deferred payments	5,947

Purchase price	$32,588

The preliminary allocation of the aggregate purchase price of this acquisition and the earnouts are as follows:

(in thousands)
Goodwill	$31,156
Identifiable intangible assets	880
Net assets acquired	552

$32,588

The changes in the carrying amount of goodwill, by operating segment, are as follows for the three months ended March 31, 2007:

(in thousands)	Balance at December 31, 2006	Acquisitions and Earnouts	Adjustments to net assets acquired	Balance at March 31, 2007
Lender Services	$46,800	—	—	$46,800
Data Services	218,248	12,814	(1,120)	229,942
Dealer Services	55,995	—	—	55,995
Employer Services	224,012	17,342	1,593	242,947
Multifamily Services	48,100	1,000	—	49,100
Investigative and Litigation Support Services	56,969	—	—	56,969

Consolidated	$650,124	$31,156	$473	$681,753

The adjustments to net assets acquired represent post acquisition adjustments for those companies not acquired in the period.

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2007 and 2006 (Unaudited)

Unaudited pro forma results of operations assuming all the acquisitions were consummated on January 1, 2006 are as follows:

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2007	2006
Total revenue	$216,371	$204,834

Net income	$11,192	$13,479

Earnings per share:
Basic	$0.19	$0.23
Diluted	$0.19	$0.23
Weighted-average common shares outstanding:
Basic	58,377	58,060
Diluted	58,894	58,411

4.	Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets,” the Company will complete the goodwill impairment test for all reporting units. The Company will complete the goodwill impairment test for all reporting units in the fourth quarter of 2007 (using the September 30 valuation date). There have been no impairments of goodwill during the three months ended March 31, 2007.

Goodwill and other intangible assets for the periods as of March 31, 2007 and December 31, 2006 are as follows:

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2007 and 2006 (Unaudited)

(in thousands)	March 31, 2007	December 31, 2006

Goodwill	$681,753	$650,124

Customer lists	$97,794	$96,917
Less accumulated amortization	(25,270)	(22,498)

Customer lists, net	$72,524	$74,419

Other intangible assets:
Noncompete agreements	$14,529	$15,084
Trade names	21,610	21,607

	36,139	36,691
Less accumulated amortization	(9,267)	(8,367)

Other intangible assets, net	$26,872	$28,324

Amortization of customer lists and other intangible assets totaled approximately $4.2 million and $3.9 million for the three months ended March 31, 2007 and 2006, respectively. Estimated amortization expense relating to intangible asset balances as of March 31, 2007, is expected to be as follows over the next five years:

(in thousands)
2007	$12,344
2008	$15,911
2009	15,043
2010	14,119
2011	11,192
Thereafter	30,787

$99,396

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2007 and 2006 (Unaudited)

The changes in the carrying amount of identifiable intangible assets are as follows for the three months ended March 31, 2007:

(in thousands)	Other Intangible Assets	Customer Lists
Balance, at December 31, 2006	$28,324	$74,419
Acquisitions	—	880
Adjustments	4	—
Amortization	(1,456)	(2,775)

Balance, at March 31, 2007	$26,872	$72,524

5.	Debt

Long-term debt consists of the following at March 31, 2007:

(in thousands, except percentages)
Acquisition notes:
Weighted average interest rate of 6.56% with maturities through 2010	$47,481
Bank notes:
$225 million Secured Credit Facility, interest at 30-day LIBOR plus 1.25% (6.57% and 5.99% at March 31, 2007 and 2006, respectively), matures September 2010	164,000
Capital leases and other debt:
Various interest rates with maturities through 2009	303

Total long-term debt and capital leases	211,784
Less current portion of long-term debt and capital leases	18,807

Long-term debt and capital leases, net of current portion	$192,977

At March 31, 2007, the Company was in compliance with the financial covenants of its loan agreement.

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2007 and 2006 (Unaudited)

6.	Earnings Per Share

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2007	2006
Net Income - numerator for basic and fully diluted earnings per share	$11,243	$12,745

Denominator:
Weighted-average shares for basic earnings per share	58,371	55,997
Effect of restricted stock	181	19
Effect of contingent shares related to DealerTrack	—	1,485
Effect of dilutive securities - employee stock options and warrants	336	332

Denominator for diluted earnings per share	58,888	57,833

Earnings per share:
Basic	$0.19	$0.23
Diluted	$0.19	$0.22

For the three months ended March 31, 2007 and 2006, options and warrants totaling 1,709,617 and 815,251, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive.

7.	Share-Based Compensation

At March 31, 2007, there are 5,751,425 stock options to purchase shares of the Company’s common stock, 356,660 restricted stock awards, and 45,941 restricted stock units granted under the First Advantage Corporation 2003 Incentive Compensation Plan. Share-based grants generally vest over three years at a rate of 33.4% for the first year and 33.3% for each of the two following years. The option grants expire ten years after the grant date. As of January 1, 2006, the Company accounts for these share-based grants in accordance with SFAS No.123R, which requires that the cost resulting from all share-based payment transactions, be recognized in the financial statements. Share-based compensation for the first quarter of 2007 and 2006 was approximately $6.1 and $2.9 million, respectively.

Warrants and Options to Purchase Class A Common Stock

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2007 and 2006 (Unaudited)

The Company had outstanding warrants to purchase up to 47,994 shares of its common stock at exercise prices ranging from $0.25 to $22.50 per share as of March 31, 2007. The weighted average remaining contractual life in years for the warrants outstanding is 3.26 and the weighted average exercise price is $14.01.

Stock option activity under the Company’s stock plan since December 31, 2006 is summarized as follows:

(in thousands)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2006	4,201	$21.89

Options granted	721	$26.56
Options exercised	(97)	$15.98
Options canceled	(64)	$22.75

Options outstanding at March 31, 2007	4,761	$22.66

Options exercisable, end of the quarter	2,761	$21.14

The following table summarizes information about stock options outstanding at March 31, 2007:

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2007 and 2006 (Unaudited)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 7.00 - $ 12.50	13	4.4	$10.34	13	$10.34
$12.51 - $ 25.00	3,434	6.1	$20.82	2,505	$20.26
$25.01 - $ 50.00	1,303	9.1	$27.06	232	$27.94
$50.01 - $242.25	11	3.3	$89.20	11	$89.20

	4,761			2,761

8.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2003 and state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB statement No. 109” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an approximately $.2 million increase in the liability for unrecognized tax benefits as well as approximately $.7 million increase in the liability for related penalties and interest. The increase in unrecognized tax benefits and related interest and penalties was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

As of January 1, 2007, the Company has a $.8 million total liability recorded for unrecognized tax benefits as well as a $.7 million of total liability for income tax related penalties and interest. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $.8 million. The majority of the unrecognized tax benefits and associated interest and penalties relates to foreign operations. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007.

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2007 and 2006 (Unaudited)

9.	Segment Information

The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

The Lender Services segment offers lenders credit reporting solutions for mortgage and home equity needs.

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, fleet management, supply chain theft and damage mitigation consulting, consumer location, criminal records reselling, subprime credit reporting, consumer credit reporting services, and lead generation services. Revenue for the Data Services segment includes $1.2 million and $1.1 million of inter-segment sales for the three months ended March 31, 2007 and 2006, respectively.

The Dealer Services business segment serves the automotive dealer marketplace by delivering consolidated consumer credit reports, credit automation software and lead generation services.

The Employer Services segment includes employment background screening, occupational health services, tax incentive services and hiring solutions. Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Hiring solutions include applicant tracking software and recruiting services. Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs, sales and use tax programs and fleet asset management programs. The professional employer organization provides companies with comprehensive outsourced management of payroll and human resource management. Revenue for the Employer Services segment includes $.4 million and $.3 million of inter-segment sales for the three month periods ended March 31, 2007 and 2006.

The Multifamily Services segment includes resident screening and software services. Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories.

First Advantage Corporation

Notes to Consolidated Financial Statements

March 31, 2007 and 2006 (Unaudited)

Revenue for the Multifamily Services segment includes $.1 million of inter-segment sales for each of the three month periods ended March 31, 2007 and 2006, respectively.

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

International operations are included in the Employer Services segment and include revenue of $8.7 million and $3.4 million for the three months ended March 31, 2007 and 2006, respectively.

The following table sets forth segment information for the three months ended March 31, 2007 and 2006.

(in thousands)	Service Revenue	Depreciation and Amortization	Income (Loss) From Operations	Assets
Three Months Ended March 31, 2007
Lender Services	$45,637	$1,648	$12,656	$79,877
Data Services	40,042	2,850	11,721	330,300
Dealer Services	29,767	726	3,512	117,326
Employer Services	54,698	2,468	5,111	363,110
Multifamily Services	17,605	1,170	4,314	83,792
Investigative and Litigation Support Services	15,298	926	2,186	87,630
Corporate and Eliminations	(1,160)	657	(17,490)	70,101

Consolidated	$201,887	$10,445	$22,010	$1,132,136

Three Months Ended March 31, 2006
Lender Services	$45,302	$1,758	$13,481	$80,214
Data Services	35,881	3,010	9,635	317,678
Dealer Services	29,629	688	3,928	114,652
Employer Services	39,662	1,612	2,338	275,432
Multifamily Services	16,693	1,137	3,204	76,197
Investigative and Litigation Support Services	15,046	751	3,069	83,646
Corporate and Eliminations	(994)	254	(8,471)	51,124

Consolidated	$181,219	$9,210	$27,184	$998,943

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

First Advantage Corporation (Nasdaq: FADV) (“First Advantage” or the “Company”) is a global risk mitigation, screening services and credit reporting to enterprise and consumer customers. The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative & Litigation Support Services. First Advantage is headquartered in St. Petersburg, Florida, and has approximately 4,800 employees in offices throughout the United States and abroad. For the three months ended March 31, 2007, First Advantage has acquired one company, which is included in the Employer Services segment.

Operating results for the three months ended March 31, 2007 included total service revenue of $201.9 million, representing an increase of 11.4% over the same period in 2006, with 5.3% of that growth being organic growth. Operating income for the three months ended March 31, 2007 was $22.0 million. Operating income decreased $5.2 million for the three months ended March 31, 2007 in comparison to the same period in 2006. In connection with the former CEO’s Transition Agreement, First Advantage recorded compensation expense of $8.0 million in the quarter ending March 31, 2007 (included in salaries and benefits in the accompanying Consolidated Statements of Income and Comprehensive Income), reflecting the value of the cash severance payment of $4.4 million and the value of the previously unvested restricted stock, restricted stock units and stock options. The $8.0 million of compensation expense reduced net income for the quarter ending March 31, 2007 by $4.7 million or 8 cents per diluted share.

Critical Accounting Policies and Estimates

Critical accounting policies are those policies used in the preparation of the company’s financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for year ended December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles (GAAP), and expands disclosure requirements regarding fair value measurements. The provisions for SFAS 157 are effective for fiscal years ending after November 15, 2007, and interim periods within those fiscal years.

The following is a summary of the operating results by the Company’s business segments for the three months ended March 31, 2007 and March 31, 2006.

(in thousands, except percentages)
Three Months Ended March 31, 2007	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate	Total
Service revenue	$45,637	$40,042	$29,767	$54,698	$17,605	$15,298	$(1,160)	$201,887
Reimbursed government fee revenue	—	12,188	—	2,913	—	—	(900)	14,201

Total revenue	45,637	52,230	29,767	57,611	17,605	15,298	(2,060)	216,088
Cost of service revenue	15,603	11,071	15,554	15,813	1,554	2,477	(884)	61,188
Government fees paid	—	12,188	—	2,913	—	—	(900)	14,201

Total cost of service	15,603	23,259	15,554	18,726	1,554	2,477	(1,784)	75,389
Gross margin	30,034	28,971	14,213	38,885	16,051	12,821	(276)	140,699
Salaries and benefits	12,931	6,394	4,209	21,076	6,913	6,887	15,560	73,970
Facilities and telecommunications	1,946	832	434	2,343	935	535	1,000	8,025
Other operating expenses	853	7,174	5,332	7,887	2,719	2,287	(3)	26,249
Depreciation and amortization	1,648	2,850	726	2,468	1,170	926	657	10,445

Income (loss) from operations	$12,656	$11,721	$3,512	$5,111	$4,314	$2,186	$(17,490)	$22,010

Operating margin percentage	27.7%	29.3%	11.8%	9.3%	24.5%	14.3%	N/A	10.9%

Three Months Ended March 31, 2006	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate	Total
Service revenue	$45,302	$35,881	$29,629	$39,662	$16,693	$15,046	$(994)	$181,219
Reimbursed government fee revenue	—	11,156	—	2,680	—	—	(707)	13,129

Total revenue	45,302	47,037	29,629	42,342	16,693	15,046	(1,701)	194,348
Cost of service revenue	15,051	10,674	15,726	11,399	1,567	3,075	(903)	56,589
Government fees paid	—	11,156	—	2,680	—	—	(707)	13,129

Total cost of service	15,051	21,830	15,726	14,079	1,567	3,075	(1,610)	69,718
Gross margin	30,251	25,207	13,903	28,263	15,126	11,971	(91)	124,630
Salaries and benefits	12,696	5,766	4,374	15,991	6,874	5,886	7,047	58,634
Facilities and telecommunications	1,853	713	379	1,838	897	423	948	7,051
Other operating expenses	463	6,083	4,534	6,484	3,014	1,842	131	22,551
Depreciation and amortization	1,758	3,010	688	1,612	1,137	751	254	9,210

Income (loss) from operations	$13,481	$9,635	$3,928	$2,338	$3,204	$3,069	$(8,471)	$27,184

Operating margin percentage	29.8%	26.9%	13.3%	5.9%	19.2%	20.4%	N/A	15.0%

Lender Services Segment

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Service revenue was $45.6 million for the three months ended March 31, 2007, an increase of $.3 million compared to service revenue of $45.3 million for the three months ended March 31, 2006. Revenue from new products and services accounted for the increase.

Cost of service revenue was $15.6 million for the three months ended March 31, 2007, an increase of $.5 million compared to cost of service revenue of $15.1 million in the same period of 2006. An increase in credit data costs accounted for the increase in the cost of service revenue.

Salaries and benefits increased by $.2 million. Salaries and benefits were 28.3% of service revenue in the first quarter of 2007 compared to 28.0% during the same period in 2006. Salaries and benefits expense increased due to an increase in benefit costs.

Facilities and telecommunication expenses were flat compared to the same period in 2006. Facilities and telecommunication expense were 4.3% of service revenue in the first quarter of 2007 compared to 4.1% in the first quarter of 2006.

Other operating expenses increased by $.4 million. Other operating expenses were 1.9% of service revenue in the first quarter of 2007 compared to 1.0% for the same period of 2006. The change in 2007 is primarily due to an increase in bad debt expense and costs related to increased offshoring activities, partially offset by an increase in the amounts allocated to other segments for shared services and product development initiatives.

Depreciation and amortization decreased by $.1 million. Depreciation and amortization was 3.6% of service revenue during the first quarter of 2007 compared to 3.9% in the same period in 2006. The decrease is primarily due to certain fixed assets and intangibles becoming fully depreciated.

Income from operations was $12.7 million for the three months ended March 2007 compared to $13.5 million in the same period of 2006. The operating margin percentage decreased from 29.8% to 27.7% primarily due to higher cost of service revenue, benefit costs, overseas operations, and bad debt expense.

Data Services Segment

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Total service revenue was $40.0 million for the three months ended March 31, 2007, an increase of $4.1 million compared to service revenue of $35.9 million in the same period of 2006. This segment has experienced 11.6% of organic growth primarily due to the expansion of the existing customer base and the sale of new products and services.

Cost of service revenue was $11.1 million for the three months ended March 31, 2007, an increase of $.4 million compared to cost of service revenue of $10.7 million in the same period of 2006.

Salaries and benefits increased by $.6 million. Salaries and benefits were approximately 16.0% of service revenue in the first quarter of 2007 and 2006. The increase is primarily due to increased staffing levels and related salaries and benefit costs needed to support the growth of the businesses.

Facilities and telecommunication expenses for the first quarter of 2007 were comparable to the same period in 2006. Facilities and telecommunication expenses were approximately 2.0% of service revenue in the first quarter of 2007 and 2006.

Other operating expenses increased by $1.1 million. Other operating expenses were 17.9% of service revenue in the first quarter of 2007 and 17.0% in the first quarter of 2006. The increase is largely attributable to bad debt expense and increased allocations for accounting and IT costs that are correlated to increased revenues.

Depreciation and amortization decreased by $.2 million. The decrease is due to certain assets becoming fully depreciated and certain intangibles becoming fully amortized.

The operating margin percentage increased from 26.9% to 29.3% in comparing the first quarter of 2006 to the first quarter of 2007. The increase in the operating margin is primarily due to a change in the revenue mix of the businesses in the first quarter of 2007 compared to the same period in 2006.

Income from operations was $11.7 million for the first quarter of 2007, an increase of $2.1 million compared to $9.6 million in the first quarter of 2006. The increase is primarily due to economies of scale based on the increase in revenues and due to the impact of new ancillary products and services introduced during the quarter.

Dealer Services Segment

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Service revenue was $29.8 million for the three months ended March 31, 2007, an increase of $.2 million compared to service revenue of $29.6 million for the three months ended March 31, 2006. An increase in transactions accounted for a 7.9% increase in credit report related revenue, and a decrease in revenue in the vehicle lead generation business offset most of this increase in service revenue.

Cost of service revenue was $15.6 million for the three months ended March 31, 2007, a decrease of $.1 million compared to cost of service revenue of $15.7 million in the same period of 2006. An increase in cost of service revenue based on an increase in credit report related transactions was offset by a larger decrease in cost of service revenue on the lower margin vehicle lead generation business.

Salaries and benefits decreased by $.2 million. Salaries and benefits were 14.1% of service revenue in the first quarter of 2007 compared to 14.8% during the same period in 2006. Salaries and benefits expense decreased due to operational efficiencies which included relocation and consolidation of certain functions.

Facilities and telecommunication expenses were flat when comparing the first quarter of 2007 to the first quarter of 2006. Facilities and telecommunication expenses were 1.5% of service revenue in the first quarter of 2007 compared to 1.3% in the first quarter of 2006.

Other operating expenses increased by $.8 million. Other operating expenses were 17.9% of service revenue in the first quarter of 2007 compared to 15.3% for the same period in 2006. The increase in 2007 is due to an increase in the amounts allocated from Lender Services for shared services and an increase in bad debt expense at the vehicle lead generation business.

Depreciation and amortization were flat when comparing the first quarter of 2007 to the first quarter of 2006. Depreciation and amortization were 2.4% of service revenue during the first quarter of 2007 compared to 2.3% in the same period in 2006.

Income from operations was $3.5 million for the three months ended March 2007 compared to $3.9 million in the same period in 2006. The operating margin percentage decreased from 13.3% to 11.8% primarily due to the impact of the increased allocations from Lender Services and the decrease in the revenues of the vehicle lead generation subsidiary.

Employer Services Segment

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Total service revenue was $54.7 million for the three months ended March 31, 2007, an increase of $15.0 million compared to service revenue of $39.7 million in the same period of 2006. The increase was primarily driven by the addition of $10.7 million of revenue from acquisitions and $4.3 million of revenue from organic growth.

Salaries and benefits increased by $5.1 million. Salaries and benefits were 38.5% of service revenue in the first quarter of 2007 compared to 40.3% in the same period of 2006. The number of employees has increased due to acquisitions and the growth of this segment in comparison to the same period in 2006.

Facilities and telecommunication expenses increased by $.5 million. Facilities and telecommunication expenses were 4.3% of service revenue in the first quarter of 2007 and 4.6% in the first quarter of 2006.

Other operating expenses increased by $1.4 million. Other operating expenses were 14.4% of service revenue in the first quarter of 2007 and 16.3% for the same period of 2006. The increase in other operating expenses is due to costs incurred in integrating and consolidating operations, product and geographic expansion and cross selling initiatives.

Depreciation and amortization increased by $.9 million primarily due to the addition of intangible assets related to the acquisitions and the rollout of new software projects.

The operating margin percentage increased from 5.9% to 9.3% primarily due to a greater increase in revenue quarter over quarter versus the increase in expense.

Income from operations was $5.1 million for the three months ended March 31, 2007, an increase of $2.8 million compared to income from operations of $2.3 million in the same period of 2006. Income from operations increased due to a greater increase in service revenue compared to the increase in costs for the same period.

Multifamily Services Segment

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Total service revenue was $17.6 million for the three months ended March 31, 2007, an increase of $.9 million compared to service revenue of $16.7 million in the same period of 2006. The 5.5% organic growth is driven by expanded market share and an increase in products and services.

Salaries and benefits cost were flat compared to the same period in 2006. Salaries and benefits were 39.3% of service revenue for the first quarter of 2007 compared to 41.2% of service revenue in the same period of 2006.

Facilities and telecommunication expenses are comparable to the same period of 2006. Facilities and telecommunication expenses were 5.3% of service revenue in the first quarter of 2007 and 5.4% in the first quarter of 2006.

Other operating expenses were flat compared to the same period in 2006. Other operating expenses were 15.4% of service revenue in the first quarter of 2007 compared to 18.1% in the same period of 2006. The decrease in expense as a percentage of revenue was due to containing costs while experiencing revenue growth.

Depreciation and amortization is comparable to the same period of 2006. Depreciation and amortization was 6.6% of service revenue in the first quarter of 2007 compared to 6.8% in the same period of 2006.

The operating margin percentage increased from 19.2% to 24.5% due to increased revenues from the renter’s insurance program and expense reductions due to integrations and consolidations.

Income from operations was $4.3 million in the first quarter of 2007 compared to income from operations of $3.2 million in the same period of 2006.

Investigative and Litigation Services Segment

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Total service revenue was $15.3 million for the three months ended March 31, 2007, an increase of $.3 million compared to service revenue of $15.0 million in the same period of 2006. The increase is predominantly driven by the two acquisitions in the fourth quarter of 2006.

Salaries and benefits increased by $1.0 million. Salaries and benefits were 45.0% of service revenue in the first quarter of 2007 compared to 39.1% in the same period of 2006. The increases are mainly due to the acquisitions and an increase of employees in the Litigation support division.

Facilities and telecommunication expenses were flat compared to the same period in 2006. Facilities and telecommunication expenses were 3.5% of service revenue in the first quarter of 2007 and 2.8% in the first quarter of 2006.

Other operating expenses increased by $.4 million. Other operating expenses were 14.9% of service revenue in the first quarter of 2007 and 12.2% for the same period of 2006. The increase is related to the geographic expansion and new business development efforts in this segment.

Depreciation and amortization increased by $.2 million. The increase is due to the increase in acquisition related intangibles.

The operating margin percentage decreased from 20.4% to 14.3%. The decrease in margin is primarily due to increased number of employees in litigation support businesses, travel and infrastructure costs related to geographic expansion.

Income from operations was $2.2 million for the first quarter of 2007 compared to $3.1 million for the same period of 2006.

Corporate

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. Additional costs were incurred for the increased level of professional fees for audit related services, Sarbanes Oxley compliance, and increased staffing in the technology, accounting, human resources and legal departments to support corporate growth. The corporate expenses were $17.5 million in the first quarter of 2007 compared to expenses of $8.5 million in the same period of 2006. Approximately $8.0 million of the increased expense is due to costs related to the former CEO’s transition agreement.

Consolidated Results

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Consolidated service revenue for the three months ended March 31, 2007 was $201.9 million, an increase of $20.7 million compared to service revenue of $181.2 million in the same period in 2006. Acquisitions accounted for $11.1 million of the increase.

Salaries and benefits were 36.6% of service revenue for the three months ended March 31, 2007 and 32.4% for the same period in 2006. The increase is related to additional employees added for company growth and the former CEO’s transition agreement. In addition, approximately $6.1 million in expense was recorded for share based compensation in first quarter 2007 compared to $2.9 million for the first quarter of 2006, of which $3.4 million is related to the former CEO’s transition agreement.

Facilities and telecommunication increased by $1.0 million compared to the same period in 2006. Facilities and telecommunication expenses were 4.0% of service revenue in the first quarter of 2007 and 3.9% in the first quarter of 2006.

Other operating expenses increased by $3.7 million compared to the same period in 2006. Other operating expenses were 13.0% of service revenue for the three months ended March 31, 2007 and 12.4%

compared to the same period for 2006. The increase is primarily related to marketing expense, bad debt expense, temporary labor, and professional fees.

Depreciation and amortization increased by $1.2 million due to an increase in amortization of intangible assets as a result of acquisitions, fixed asset additions and the roll out of internally developed software.

The consolidated operating margin was 10.9% for the three months ended March 31, 2007, compared to 15.0% for the same period in 2006. The operating margin quarter over quarter was relatively flat after excluding the negative impact related to the former CEO’s transition agreement.

Income from operations was $22.0 million for the three months ended March 31, 2007 compared to $27.2 million for the same period in 2006. The decrease of $5.2 million is comprised of an increase in operating income of $2.1 million in Data Services, $2.8 million in Employer Services and $1.1 million at Multifamily Services offset by decreases in operating income of $.8 million in Lender Services, $.4 million in Dealer Services, $.9 million in Investigative and Litigation Support Services and an increase of corporate expenses of $9.0 million.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank. As of March 31, 2007, cash and cash equivalents were $36.3 million.

Net cash provided by operating activities was $25.1 million compared to cash provided by operating activities of $21.4 million for the three months ended March 31, 2007 and 2006, respectively.

Cash provided by operating activities increased by $3.7 million from the first quarter of 2006 to the first quarter of 2007 while net income was $11.2 million in the first quarter of 2007 and $12.7 million for the same period in 2006. The increase in cash provided by operating activities was primarily due to the increase in shared based compensation, tax liabilities, depreciation, amortization and bad debt expense, offset by payments made for accrued liabilities and an increase in accounts receivable.

Cash used in investing activities was $33.4 million and $13.5 million, for the three months ended March 31, 2007 and 2006, respectively. In the first quarter of 2007, cash in the amount of $23.3 million was used for acquisitions compared to $7.9 million in 2006. Purchases of property and equipment were $10.3 million in the first quarter of 2007 compared to $6.0 million in the same period of 2006.

Cash provided by financing activities was $12.7 million for the three months ended March 31, 2007, compared to cash used in financing activities of $11.4 million for the three months ended March 31, 2006. In the first quarter of 2007, proceeds from existing credit facilities were $32.3 million compared to $5.6 million in 2006. Repayment of debt was $24.2 million in the first quarter of 2007 and $17.7 million in the same period of 2006.

In 2005, the Company executed a revolving credit agreement, with a bank syndication (the “Credit Agreement”). Borrowings available under the Credit Agreement total up to $225 million. The Credit Agreement includes a $10 million sub-facility for the issuance of letters of credit and up to a $5 million swing loan facility. The credit facility maturity date is September 28, 2010. The Credit Agreement is collateralized by the stock of the Company’s subsidiaries.

At March 31, 2007, the Company had available lines of credit of $61 million and the Company was in compliance with the financial covenants of its loan agreements.

First Advantage filed a new Registration Statement with the Securities and Exchange Commission for the issuance of up to 5,000,000 shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on January 9, 2006. A total of 926,063 shares were issued for acquisitions as of March 31, 2007.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 2,000,000 shares of our Class A common stock, par value $.001 per share, from time to time for general corporate purposes. The Registration Statement was declared effective on January 3, 2005. No shares have been issued as of March 31, 2007.

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

The following is a schedule of long-term contractual commitments, as of March 31, 2007, over the periods in which they are expected to be paid.

In thousands	2007	2008	2009	2010	2011	Thereafter	Total
Advertising commitments	$456	$—	$—	$—	$—	$—	$456
Minimum contract purchase commitments	2,629	2,633	511	195	—	—	5,968
Operating leases	15,643	16,272	13,120	9,545	7,236	20,922	82,738
Debt and capital leases	15,603	17,975	7,952	170,254	—	—	211,784
Interest payments related to debt (1)	10,278	12,741	11,824	8,504	—	—	43,347

Total	$44,609	$49,621	$33,407	$188,498	$7,236	$20,922	$344,293

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s risk since filing its Form 10-K for the year ended December 31, 2006.

The Company’s fixed rate debt consists primarily of uncollateralized term notes. In addition, the Company has $186.7 million of variable rate debt outstanding. A 100 basis point increase in interest rates, due to increased rates nationwide, would result in $1.9 million additional annual interest payments.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

First Advantage’s subsidiaries are involved in litigation from time to time in the ordinary course of their businesses. The Company does not believe that the outcome of any pending or threatened litigation involving these entities will have a material adverse effect on our financial position, operating results or cash flows.

Two subsidiaries are defendants in separate class action lawsuits that are pending in state court in California. The plaintiffs in both cases allege that our subsidiaries, directly and through their agents, violated the California Consumer Credit Reporting Agencies Act and Investigative Consumer Reporting Agency Act (“ICRA”) by failing to use reasonable procedures to ensure the maximum possible accuracy when issuing tenant reports and to comply with ICRA. The actions seek injunctive relief, an accounting, restitution, statutory damages, interest, punitive damages and attorneys’ fees and costs. The Company does not believe that the ultimate resolution of these actions will have a material adverse affect on its financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for Fiscal Year Ending December 31, 2006.

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

FIRST ADVANTAGE CORPORATION

(Registrant)

Date: May 3, 2007	By:	/s/ ANAND NALLATHAMBI
Anand Nallathambi
Chief Executive Officer

Date: May 3, 2007	By:	/s/ JOHN LAMSON
John Lamson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended By-laws of First Advantage Corporation

10.1	Transition Agreement, dated March 2, 2007 by and between John Long and First Advantage Corporation

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002