Form 10-Q
period 2007-06-30
FIRST ADVANTAGE CORP
filed 2007-08-01
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

There were 11,338,530 shares of outstanding Class A Common Stock of the registrant as of July 26, 2007.

There were 47,726,521 shares of outstanding Class B Common Stock of the registrant as of July 26, 2007.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements –

First Advantage Corporation

Consolidated Financial Statements

For the Three and Six Months Ended

June 30, 2007 and 2006

First Advantage Corporation

Consolidated Balance Sheets (Unaudited)

(in thousands)	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$29,824	$31,941
Accounts receivable (less allowance for doubtful accounts of $7,296 and $6,487 in 2007 and 2006, respectively)	146,788	138,563
Prepaid expenses and other current assets	11,137	10,182
Income tax receivable	2,292	6,155
Deferred income tax asset	13,651	12,051

Total current assets	203,692	198,892
Property and equipment, net	78,341	68,931
Goodwill	689,680	650,124
Customer lists, net	69,784	74,419
Other intangible assets, net	25,661	28,324
Database development costs, net	10,948	10,640
Investment in equity investee	56,451	55,001
Other assets	4,075	3,592

Total assets	$1,138,632	$1,089,923

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,455	$46,281
Accrued compensation	32,771	35,299
Accrued liabilities	14,428	21,286
Deferred income	7,518	8,462
Due to affiliates	5,112	4,776
Current portion of long-term debt and capital leases	17,398	20,794

Total current liabilities	119,682	136,898
Long-term debt and capital leases, net of current portion	177,495	179,531
Deferred income tax liability	53,478	44,802
Other liabilities	5,455	5,338

Total liabilities	356,110	366,569

Minority interest	49,987	48,413
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 125,000 shares authorized; 11,290 and 10,452 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	11	10
Class B common stock, $.001 par value; 75,000 shares authorized; 47,727 shares issued and outstanding as of June 30, 2007 and December 31, 2006	48	48
Additional paid-in capital	482,873	455,657
Retained earnings	247,228	218,566
Accumulated other comprehensive income	2,375	660

Total stockholders’ equity	732,535	674,941

Total liabilities and stockholders’ equity	$1,138,632	$1,089,923

The accompanying note are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income and Comprehensive Income (Unaudited)

(in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Service revenue	$207,353	$191,740	$409,240	$372,959
Reimbursed government fee revenue	13,618	13,383	27,819	26,512

Total revenue	220,971	205,123	437,059	399,471

Cost of service revenue	60,830	59,153	122,018	115,742
Government fees paid	13,618	13,383	27,819	26,512

Total cost of service	74,448	72,536	149,837	142,254

Gross margin	146,523	132,587	287,222	257,217

Salaries and benefits	65,850	58,746	139,820	117,380
Facilities and telecommuncations	8,117	7,529	16,142	14,580
Other operating expenses	27,541	23,500	53,790	46,051
Depreciation and amortization	10,737	9,518	21,182	18,728

Total operating expenses	112,245	99,293	230,934	196,739

Income from operations	34,278	33,294	56,288	60,478

Other (expense) income:
Interest expense	(3,097)	(3,250)	(6,323)	(6,491)
Interest income	311	162	652	302

Total other (expense), net	(2,786)	(3,088)	(5,671)	(6,189)
Equity in earnings of investee	670	551	1,450	660

Income before income taxes and minority interest	32,162	30,757	52,067	54,949
Provision for income taxes	13,346	13,387	21,448	23,887

Income before minority interest	18,816	17,370	30,619	31,062
Minority interest	469	733	1,029	1,680

Net income	18,347	16,637	29,590	29,382
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,321	84	1,715	65

Comprehensive income	$19,668	$16,721	$31,305	$29,447

Per share amounts:
Basic	$0.31	$0.29	$0.50	$0.52

Diluted	$0.31	$0.29	$0.50	$0.51

Weighted-average common shares outstanding:
Basic	58,954	57,730	58,665	56,868
Diluted	59,445	57,929	59,130	58,019

The accompanying note are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2007 (Unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2006	58,179	$58	$455,657	$660	$218,566	$674,941
Cumulative effect of the adoption of FIN 48	—	—	—	—	(928)	(928)
Net income	—	—	—	—	29,590	29,590
Class A Shares issued in connection with prior year acquisitions	444	—	10,912	—	—	10,912
Class A Shares issued in connection with share based compensation	394	1	9,706	—	—	9,707
Tax benefit related to stock options	—	—	231	—	—	231
Share based compensation	—	—	6,367	—	—	6,367
Other comprehensive income	—	—	—	1,715	—	1,715

Balance at June 30, 2007	59,017	$59	$482,873	$2,375	$247,228	$732,535

The accompanying note are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006 (Unaudited)

(in thousands)	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$29,590	$29,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,182	18,728
Bad debt expense	3,543	1,708
Share based compensation	8,903	5,962
Minority interest in net income	1,029	1,680
Equity in earnings of investee	(1,450)	(660)
Deferred income tax	6,050	(804)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,209)	(24,687)
Prepaid expenses and other current assets	(1,076)	(2,284)
Other assets	(687)	2,762
Accounts payable	(4,015)	(4,050)
Accrued liabilities	(6,577)	(4,733)
Deferred income	(1,375)	(480)
Due to affiliates	313	7,122
Net change in income tax accounts	3,542	(1,816)
Accrued compensation and other liabilities	2,391	(164)

Net cash provided by operating activities	51,154	27,666

Cash flows from investing activities:
Database development costs	(1,835)	(1,958)
Purchases of property and equipment	(20,118)	(12,962)
Cash paid for acquisitions	(27,183)	(25,713)
Cash balance of companies acquired	120	2,962

Net cash used in investing activities	(49,016)	(37,671)

Cash flows from financing activities:
Proceeds from long-term debt	42,817	32,777
Repayment of long-term debt	(51,707)	(31,458)
Cash contributions from First American to Leadclick LLC	3,785	—
Proceeds from class A shares issued in connection with stock option plan and employee stock purchase plan	3,067	1,365
Distribution to minority interest shareholders	(2,120)	(1,948)

Net cash (used in) provided by financing activities	(4,158)	736

Effect of exchange rates on cash	(97)	7
Decrease in cash and cash equivalents	(2,117)	(9,262)
Cash and cash equivalents at beginning of period	31,941	28,380

Cash and cash equivalents at end of period	$29,824	$19,118

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006 (Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,512	$5,198

Cash paid for income taxes	$12,363	$23,187

Non-cash investing and financing activities:
Class A shares issued in connection with prior year acquisitions	$10,912	$12,103

Notes issued in connection with acquisitions	$3,432	$5,600

Class A shares issued for share based compensation	$5,518	$1,642

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2007 and 2006 (Unaudited)

1.	Organization and Nature of Business

First Advantage Corporation (the “Company” or “First Advantage”) is a global risk mitigation and business solutions provider and operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

The First American Corporation and affiliates (“First American”) own approximately 81% of the shares of capital stock of the Company as of June 30, 2007. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

On March 1, 2007, John Long submitted his resignation as the Chief Executive Officer and as a director of the Company, effective as of March 30, 2007. In connection with his resignation from the Company, Mr. Long and First Advantage entered into a Transition Agreement dated as of March 2, 2007. The Transition Agreement provides that Mr. Long will receive cash severance of $4.4 million to be paid in two equal installments between April 2007 and March 2008. In addition, Mr. Long will receive an acceleration of his unvested options and two restricted stock awards, effective March 30, 2007. An additional restricted stock award made to Mr. Long will vest during the term of restrictive covenants set forth in the Transition Agreement. Restricted stock units, previously granted to Mr. Long, will continue to vest according to the terms of First Advantage’s 2003 Incentive Compensation Plan. Based on the recommendation of the Compensation Committee, the Transition Agreement was approved by First Advantage’s board of directors on March 1, 2007. In connection with the Transition Agreement, First Advantage recorded compensation expense of $8.0 million in the first quarter of 2007 (included in salaries and benefits in the accompanying six months ended June 30, 2007 Consolidated Statements of Income and Comprehensive Income), reflecting the value of the cash severance payment of $4.4 million and the value of the previously unvested restricted stock, restricted stock units and stock options. The $8.0 million of compensation expense reduced net income for the six months ending June 30, 2007 by $4.7 million or 8 cents per diluted share.

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

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2007 and 2006 (Unaudited)

accepted accounting principles. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

First Advantage completed one acquisition in the first quarter of 2007. The Company’s operating results for the three and six months ended June 30, 2007 include results for the acquired entity from the date of acquisition.

Operating results for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.

As of June 30, 2007, the Company’s significant accounting polices and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, have not changed from December 31, 2006.

Certain amounts for the three and six months ended June 30, 2006 have been reclassified to conform with the 2007 presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles, and expands disclosure requirements regarding fair value measurements. The provisions for SFAS 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2007, the FASB issued FAS 159 “The Fair Value Option for Financial Assets and Liabilities.” FAS 159 allows companies to report selected financial assets and liabilities at fair value at their discretion. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective at the beginning of a company’s first fiscal year after November 15, 2007.

3.	Acquisitions

During the first quarter of 2007, the Company completed one acquisition for $4.5 million in cash and notes. In addition, the Company paid consideration of $35.6 related to earnout provisions from prior year acquisitions and an additional purchase of a portion of the minority interest in LeadClick Media Inc.

The aggregate purchase price of the acquisition and the earnouts completed during 2007 is as follows:

(in thousands)
Cash	$27,183
Notes payable	3,432
Stock (378 Class A shares)	9,466

Purchase price	$40,081

The cash paid includes $3.8 million contributed by First American to LeadClick Holding Company, LLC (70% owned by First Advantage and 30% owned by First American), a consolidated subsidiary of First Advantage, to fund their portion of an overall $12.6 capital contribution in LeadClick Media, Inc.

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2007 and 2006 (Unaudited)

The preliminary allocation of the aggregate purchase price of this acquisition and the earnouts are as follows:

(in thousands)
Goodwill	$36,895
Identifiable intangible assets	1,046
Net assets acquired	2,140

$40,081

The changes in the carrying amount of goodwill, by operating segment, are as follows for the six months ended June 30, 2007:

(in thousands)	Balance at December 31, 2006	Acquisitions and Earnouts	Adjustments to net assets acquired	Balance at June 30, 2007
Lender Services	$46,800	$—	$—	$46,800
Data Services	218,248	11,495	199	229,942
Dealer Services	55,995	—	—	55,995
Employer Services	224,012	17,243	2,457	243,712
Multifamily Services	48,100	1,000	—	49,100
Investigative and Litigation Support Services	56,969	7,157	5	64,131

Consolidated	$650,124	$36,895	$2,661	$689,680

The adjustments to net assets acquired represent post acquisition adjustments for those companies not acquired in the period.

4.	Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company will complete the goodwill impairment test for all reporting units in the fourth quarter of 2007 (using the September 30 valuation date). There have been no impairments of goodwill during the six months ended June 30, 2007.

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2007 and 2006 (Unaudited)

Goodwill, customer lists and other intangible assets as of June 30, 2007 and December 31, 2006 are as follows:

(in thousands)	June 30, 2007	December 31, 2006

Goodwill	$689,680	$650,124

Customer lists	$97,854	$96,917
Less accumulated amortization	(28,070)	(22,498)

Customer lists, net	$69,784	$74,419

Other intangible assets:
Noncompete agreements	$14,720	$15,084
Trade names	21,615	21,607

	36,335	36,691
Less accumulated amortization	(10,674)	(8,367)

Other intangible assets, net	$25,661	$28,324

Amortization of customer lists and other intangible assets totaled approximately $8.4 million and $7.8 million for the six months ended June 30, 2007 and 2006, respectively. Estimated amortization expense relating to intangible asset balances as of June 30, 2007, is expected to be as follows over the next five years:

(in thousands)
2007	$8,241
2008	16,000
2009	15,080
2010	14,128
2011	11,201
Thereafter	30,795

$95,445

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2007 and 2006 (Unaudited)

The changes in the carrying amount of identifiable intangible assets are as follows for the six months ended June 30, 2007:

(in thousands)	Other Intangible Assets	Customer Lists
Balance, at December 31, 2006	$28,324	$74,419
Acquisitions	174	872
Adjustments	27	47
Amortization	(2,864)	(5,554)

Balance, at June 30, 2007	$25,661	$69,784

5.	Debt

Long-term debt and capital leases consist of the following at June 30, 2007:

(in thousands, except percentages)
Acquisition notes:
Weighted average interest rate of 6.72% with maturities through 2010	$40,064
Bank notes:
$225 million Secured Credit Facility, interest at 30-day LIBOR plus 1.25% (6.57% and 5.99% at June 30, 2007 and 2006, respectively), matures September 2010	154,000
Capital leases and other debt:
Various interest rates with maturities through 2009	829

Total long-term debt and capital leases	194,893
Less current portion of long-term debt and capital leases	17,398

Long-term debt and capital leases, net of current portion	$177,495

At June 30, 2007, the Company was in compliance with the financial covenants of its loan agreement.

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2007 and 2006 (Unaudited)

6.	Earnings Per Share

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income - numerator for basic and fully diluted earnings per share	$18,347	$16,637	$29,590	$29,382
Denominator:
Weighted-average shares for basic earnings per share	58,954	57,730	58,665	56,868
Effect of restricted stock	124	23	123	26
Effect of contingent shares related to DealerTrack	—	—	—	739
Effect of dilutive securities - employee stock options and warrants	367	176	342	386

Denominator for diluted earnings per share	59,445	57,929	59,130	58,019

Earnings per share:
Basic	$0.31	$0.29	$0.50	$0.52
Diluted	$0.31	$0.29	$0.50	$0.51

For the three months ended June 30, 2007 and 2006, options totaling 2,105,586 and 1,581,662, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive. For the six months ended June 30, 2007 and 2006, options totaling 1,901,776 and 1,329,719, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive.

7.	Share-Based Compensation

At June 30, 2007, there are 5,762,425 stock options to purchase shares of the Company’s common stock, 356,660 restricted stock awards, and 71,483 restricted stock units were granted under the First Advantage Corporation 2003 Incentive Compensation Plan. Share-based grants generally vest over three years at a rate of 33.4% for the first year and 33.3% for each of the two following years. The option grants expire ten years after the grant date. As of January 1, 2006, the Company accounts for these share-based grants in accordance with SFAS No.123R, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Share-based compensation for the three months ending June 30, 2007 and 2006 was $2.8 million and $3.1 million, respectively. Share-based compensation for the six months ending June 30, 2007 and 2006 was $8.9 million and $6.0 million, respectively.

Warrants and Options to Purchase Class A Common Stock

The Company had outstanding warrants to purchase up to 47,994 shares of its common stock at exercise prices ranging from $0.25 to $22.50 per share as of June 30, 2007. The weighted average remaining contractual life in years for the warrants outstanding is 3.01 and the weighted average exercise price is $14.01.

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2007 and 2006 (Unaudited)

Stock option activity under the Company’s stock plan since December 31, 2006 is summarized as follows:

(in thousands)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2006	4,201	$21.89

Options granted	727	$26.49
Options exercised	(149)	$16.52
Options canceled	(100)	$23.37

Options outstanding at June 30, 2007	4,679	$22.71

Options exercisable, end of the quarter	2,854	$21.15

The following table summarizes information about stock options outstanding at June 30, 2007:

(in thousands, except for exercise prices, years and weighted average amounts)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 7.00 - $ 12.50	13	4.1	$10.34	13	$10.34
$12.51 - $ 25.00	3,368	6.0	$20.87	2,590	$20.28
$25.01 - $ 50.00	1,287	8.8	$27.07	240	$27.86
$50.01 - $242.25	11	3.0	$89.20	11	$89.20

	4,679			2,854

8.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2003, and state and local, and non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service commenced an examination of Leadclick Media, Inc.’s separate 2005 federal income tax return. The Company does not anticipate material adjustments as a result of this examination.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $0.2 million increase in the liability for uncertain tax benefits as well as approximately $0.7 million increase in the liability for related penalties and interest, which was accounted for as a reduction to the January 1, 2007 retained earnings.

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2007 and 2006 (Unaudited)

As of June 30, 2007, the Company has a $0.9 million total liability recorded for unrecognized tax benefits as well as a $0.7 million total liability for income tax related penalties and interest. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.9 million. The majority of the unrecognized tax benefits and associated interest and penalties relates to foreign operations. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007.

9.	Segment Information

The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

The Lender Services segment offers lenders credit reporting solutions for mortgage and home equity needs.

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, fleet management, supply chain theft and damage mitigation consulting, consumer location, criminal records reselling, specialty finance credit reporting, consumer credit reporting services, and lead generation services. Revenue for the Data Services segment includes $1.3 million and $1.2 million of inter-segment sales for the three months ended June 30, 2007 and 2006, respectively. Revenue for the Data Services segment includes $2.5 million and $2.4 million of inter-segment sales for the six months ended June 30, 2007 and 2006, respectively.

The Dealer Services business segment serves the automotive dealer marketplace by delivering consolidated consumer credit reports, credit automation software and vehicle lead generation services.

The Employer Services segment includes employment background screening, occupational health services, tax incentive services and hiring solutions. Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Hiring solutions include applicant tracking software and recruiting services. Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs, sales and use tax programs and fleet asset management programs. The professional employer organization provides companies with comprehensive outsourced management of payroll and human resource management. Revenue for the Employer Services segment includes $0.2

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2007 and 2006 (Unaudited)

million and $0.2 million of inter-segment sales for each of the three month periods ended June 30, 2007 and 2006, respectively. Revenue for the Employer Services segment includes $0.6 million and $0.5 million of inter-segment sales for each of the six month periods ended June 30, 2007 and 2006, respectively.

The Multifamily Services segment includes resident screening and software services. Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories. Revenue for the Multifamily Services segment includes $0.1 million of inter-segment sales for each of the three month periods ended June 30, 2007 and 2006. Revenue for the Multifamily Services segment includes $0.3 million and $0.2 million of inter-segment sales for each of the six month periods ended June 30, 2007 and 2006, respectively.

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

International operations included in the Employer Services segment include service revenue of $9.8 million and $4.4 million for the three months ended June 30, 2007 and 2006, respectively, and $18.4 million and $7.8 million for the six months ended June 30, 2007 and 2006, respectively. International operations included in Investigative and Litigation Support Services segment include service revenue of $6.0 million and $6.1 million for the three and six months ended June 30, 2007, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements

June 30, 2007 and 2006 (Unaudited)

The following table sets forth segment information for the three months ended June 30, 2007 and 2006.

(in thousands)	Service Revenue	Depreciation and Amortization	Income (Loss) From Operations	Assets
Three Months Ended June 30, 2007
Lender Services	$42,833	$1,686	$11,686	$82,424
Data Services	38,694	2,929	10,995	325,585
Dealer Services	29,877	706	3,576	115,945
Employer Services	57,823	2,671	6,799	366,150
Multifamily Services	19,676	1,187	5,866	84,618
Investigative and Litigation Support Services	18,940	871	4,430	99,533
Corporate and Eliminations	(490)	687	(9,074)	64,377

Consolidated	$207,353	$10,737	$34,278	$1,138,632

Three Months Ended June 30, 2006
Lender Services	$45,649	$1,705	$14,385	$81,815
Data Services	35,278	2,992	9,267	310,769
Dealer Services	31,168	699	4,973	120,199
Employer Services	46,840	1,832	5,663	330,749
Multifamily Services	18,759	1,100	4,886	78,907
Investigative and Litigation Support Services	15,069	765	3,087	85,166
Corporate and Eliminations	(1,023)	425	(8,967)	35,938

Consolidated	$191,740	$9,518	$33,294	$1,043,543

Six Months Ended June 30, 2007
Lender Services	$88,470	$3,334	$24,342	$82,424
Data Services	78,736	5,779	22,716	325,585
Dealer Services	59,644	1,432	7,088	115,945
Employer Services	112,521	5,139	11,910	366,150
Multifamily Services	37,281	2,357	10,180	84,618
Investigative and Litigation Support Services	34,238	1,797	6,616	99,533
Corporate and Eliminations	(1,650)	1,344	(26,564)	64,377

Consolidated	$409,240	$21,182	$56,288	$1,138,632

Six Months Ended June 30, 2006
Lender Services	$90,951	$3,463	$27,866	$81,815
Data Services	71,159	6,002	18,902	310,769
Dealer Services	60,797	1,387	8,901	120,199
Employer Services	86,502	3,444	8,001	330,749
Multifamily Services	35,452	2,237	8,090	78,907
Investigative and Litigation Support Services	30,115	1,516	6,156	85,166
Corporate and Eliminations	(2,017)	679	(17,438)	35,938

Consolidated	$372,959	$18,728	$60,478	$1,043,543

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

First Advantage Corporation (NASDAQ: FADV) (“First Advantage” or the “Company”) provides global risk mitigation, screening services and credit reporting to enterprise and consumer customers. The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative & Litigation Support Services. First Advantage is headquartered in St. Petersburg, Florida, and has approximately 4,800 employees in offices throughout the United States and abroad. For the six months ended June 30, 2007, First Advantage has acquired one company, which is included in the Employer Services segment.

Operating results for the three and six months ended June 30, 2007 included total service revenue of $207.4 million and $409.2 million, respectively. This represents an increase of 8.1% and 9.7% over the same periods in 2006. The organic growth rate was 4.0% and 4.7% for the three and six months ended June 30, 2007, respectively. Operating income for the three and six months ended June 30, 2007 was $34.3 million and $56.3 million, respectively. Operating income increased $.9 million for the three months ended June 30, 2007 and decreased $4.2 million for the six months ended June 30, 2007 in comparison to the same periods in 2006. In connection with the former CEO’s Transition Agreement, First Advantage recorded compensation expense of $8.0 million in the first quarter of 2007 (included in salaries and benefits in the accompanying six months ended June 30, 2007 Consolidated Statements of Income and Comprehensive Income), reflecting the value of the cash severance payment of $4.4 million and the value of the previously unvested restricted stock, restricted stock units and stock options. The $8.0 million of compensation expense reduced net income for the six months ending June 30, 2007 by $4.7 million or 8 cents per diluted share.

Critical Accounting Policies and Estimates

Critical accounting policies are those policies used in the preparation of the company’s financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenue, expenses and related disclosure of contingencies. A summary of these policies can be found in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for year ended December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles (GAAP), and expands disclosure requirements regarding fair value measurements. The provisions for SFAS 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2007, the FASB issued FAS 159 “The Fair Value Option for Financial Assets and Liabilities.” FAS 159 allows companies to report selected financial assets and liabilities at fair value at their discretion. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective at the beginning of a company’s first fiscal year after November 15, 2007.

The following is a summary of the operating results by the Company’s business segments for the three and six months ended June 30, 2007 and 2006.

(in thousands, except percentages)
Three Months Ended June 30, 2007	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate	Total
Service revenue	$42,833	$38,694	$29,877	$57,823	$19,676	$18,940	$(490)	$207,353
Reimbursed government fee revenue	—	11,097	—	3,792	—	—	(1,271)	13,618

Total revenue	42,833	49,791	29,877	61,615	19,676	18,940	(1,761)	220,971
Cost of service revenue	14,244	10,247	16,110	16,218	1,890	2,548	(427)	60,830
Government fees paid	—	11,097	—	3,792	—	—	(1,271)	13,618

Total cost of service	14,244	21,344	16,110	20,010	1,890	2,548	(1,698)	74,448
Gross margin	28,589	28,447	13,767	41,605	17,786	16,392	(63)	146,523
Salaries and benefits	12,459	6,344	3,984	21,352	6,721	7,858	7,132	65,850
Facilities and telecommunications	1,870	920	356	2,412	982	577	1,000	8,117
Other operating expenses	888	7,259	5,145	8,371	3,030	2,656	192	27,541
Depreciation and amortization	1,686	2,929	706	2,671	1,187	871	687	10,737

Income (loss) from operations	$11,686	$10,995	$3,576	$6,799	$5,866	$4,430	$(9,074)	$34,278

Operating margin percentage	27.3%	28.4%	12.0%	11.8%	29.8%	23.4%	N/A	16.5%

Three Months Ended June 30, 2006	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate	Total
Service revenue	$45,649	$35,278	$31,168	$46,840	$18,759	$15,069	$(1,023)	$191,740
Reimbursed government fee revenue	—	11,094	—	3,102	—	—	(813)	13,383

Total revenue	45,649	46,372	31,168	49,942	18,759	15,069	(1,836)	205,123
Cost of service revenue	15,049	10,633	16,214	13,534	1,813	2,901	(991)	59,153
Government fees paid	—	11,094	—	3,102	—	—	(813)	13,383

Total cost of service	15,049	21,727	16,214	16,636	1,813	2,901	(1,804)	72,536
Gross margin	30,600	24,645	14,954	33,306	16,946	12,168	(32)	132,587
Salaries and benefits	12,438	5,937	4,140	16,880	6,780	5,894	6,677	58,746
Facilities and telecommunications	1,728	742	401	2,149	907	423	1,179	7,529
Other operating expenses	344	5,707	4,741	6,782	3,273	1,999	654	23,500
Depreciation and amortization	1,705	2,992	699	1,832	1,100	765	425	9,518

Income (loss) from operations	$14,385	$9,267	$4,973	$5,663	$4,886	$3,087	$(8,967)	$33,294

Operating margin percentage	31.5%	26.3%	16.0%	12.1%	26.0%	20.5%	N/A	17.4%

Six Months Ended June 30, 2007	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate	Total
Service revenue	$88,470	$78,736	$59,644	$112,521	$37,281	$34,238	$(1,650)	$409,240
Reimbursed government fee revenue	—	23,285	—	6,705	—	—	(2,171)	27,819

Total revenue	88,470	102,021	59,644	119,226	37,281	34,238	(3,821)	437,059
Cost of service revenue	29,847	21,318	31,664	32,031	3,444	5,025	(1,311)	122,018
Government fees paid	—	23,285		6,705	—	—	(2,171)	27,819

Total cost of service	29,847	44,603	31,664	38,736	3,444	5,025	(3,482)	149,837
Gross margin	58,623	57,418	27,980	80,490	33,837	29,213	(339)	287,222
Salaries and benefits	25,390	12,738	8,193	42,428	13,634	14,745	22,692	139,820
Facilities and telecommunications	3,816	1,752	790	4,755	1,917	1,112	2,000	16,142
Other operating expenses	1,741	14,433	10,477	16,258	5,749	4,943	189	53,790
Depreciation and amortization	3,334	5,779	1,432	5,139	2,357	1,797	1,344	21,182

Income (loss) from operations	$24,342	$22,716	$7,088	$11,910	$10,180	$6,616	$(26,564)	$56,288

Operating margin percentage	27.5%	28.9%	11.9%	10.6%	27.3%	19.3%	N/A	13.8%

Six Months Ended June 30, 2006	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate	Total
Service revenue	$90,951	$71,159	$60,797	$86,502	$35,452	$30,115	$(2,017)	$372,959
Reimbursed government fee revenue	—	22,250	—	5,782	—	—	(1,520)	26,512

Total revenue	90,951	93,409	60,797	92,284	35,452	30,115	(3,537)	399,471
Cost of service revenue	30,100	21,307	31,940	24,933	3,380	5,976	(1,894)	115,742
Government fees paid	—	22,250	—	5,782	—	—	(1,520)	26,512

Total cost of service	30,100	43,557	31,940	30,715	3,380	5,976	(3,414)	142,254
Gross margin	60,851	49,852	28,857	61,569	32,072	24,139	(123)	257,217
Salaries and benefits	25,134	11,703	8,514	32,871	13,654	11,780	13,724	117,380
Facilities and telecommunications	3,581	1,455	780	3,987	1,804	846	2,127	14,580
Other operating expenses	807	11,790	9,275	13,266	6,287	3,841	785	46,051
Depreciation and amortization	3,463	6,002	1,387	3,444	2,237	1,516	679	18,728

Income (loss) from operations	$27,866	$18,902	$8,901	$8,001	$8,090	$6,156	$(17,438)	$60,478

Operating margin percentage	30.6%	26.6%	14.6%	9.2%	22.8%	20.4%	N/A	16.2%

Lender Services Segment

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Service revenue was $42.8 million for the three months ended June 30, 2007, a decrease of $2.8 million compared to service revenue of $45.6 million for the three months ended June 30, 2006. A decrease in transactions, consistent with the decline in the mortgage lending industry, resulted in an overall decrease in service revenue despite revenue growth from new products and services.

Cost of service revenue was $14.2 million for the three months ended June 30, 2007, a decrease of $.8 million compared to cost of service revenue of $15.0 million in the same period of 2006. The impact of the decrease in transactions resulted in an overall decrease in the cost of service revenue offset in part by an increase in credit data costs.

Salaries and benefits were flat when comparing the three months ended June 30, 2007 and June 30, 2006. Salaries and benefits were 29.1% of service revenue in the second quarter of 2007 compared to 27.2% during the same period in 2006.

Facilities and telecommunication expenses were flat compared to the same period in 2006. Facilities and telecommunication expenses were 4.4% of service revenue in the second quarter of 2007 compared to 3.8% in the second quarter of 2006.

Other operating expenses increased by $.5 million. Other operating expenses were 2.1% of service revenue in the second quarter of 2007 compared to .8% for the same period of 2006. The change in 2007 is primarily due to an increase in bad debt expense and increased costs related to foreign operations, partially offset by an increase in the amounts allocated to other segments for shared services and product development initiatives.

Depreciation and amortization expense was flat compared to the same period in 2006. Depreciation and amortization was 3.9% of service revenue during the second quarter of 2007 compared to 3.7% in the same period in 2006.

Income from operations was $11.7 million for the three months ended June 2007 compared to $14.4 million in the same period of 2006. The operating margin percentage decreased from 31.5% to 27.3% primarily due to impact of the decrease in service revenue, cost of increased foreign operations and bad debt expense.

Data Services Segment

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Total service revenue was $38.7 million for the three months ended June 30, 2007, an increase of $3.4 million compared to service revenue of $35.3 million in the same period of 2006. This segment has experienced 9.7% organic growth primarily due to the expansion of the existing customer base in the membership and direct to consumer businesses.

Cost of service revenue was $10.2 million for the three months ended June 30, 2007, a decrease of $.4 million compared to cost of service revenue of $10.6 million in the same period of 2006. The decrease is primarily due to a change in the revenue mix of the businesses in the second quarter of 2007 compared to the same period in 2006.

Salaries and benefits increased $.4 million compared to the second quarter of 2006. Salaries and benefits were approximately 16.4% of service revenue in the second quarter of 2007 and 2006. The increase is primarily due to increased staffing levels needed to support the growth of the businesses.

Facilities and telecommunication expenses for the second quarter of 2007 were comparable to the same period in 2006. Facilities and telecommunication expenses were approximately 2.4% of service revenue in the second quarter of 2007 and 2006.

Other operating expenses increased by $1.6 million. Other operating expenses were 18.8% of service revenue in the second quarter of 2007 and 16.2% in the second quarter of 2006. The increase is largely attributable to increased advertising costs, bad debt expense and shared services allocations.

Depreciation and amortization expense was flat to the comparable period of 2006.

The operating margin percentage increased from 26.3% to 28.4% in comparing the second quarter of 2006 to the second quarter of 2007. The increase in the operating margin is primarily due to a change in the revenue mix of the businesses in the second quarter of 2007 compared to the same period in 2006.

Income from operations was $11.0 million for the second quarter of 2007, an increase of $1.7 million compared to $9.3 million in the second quarter of 2006.

Dealer Services Segment

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Service revenue was $29.9 million for the three months ended June 30, 2007, a decrease of $1.3 million compared to service revenue of $31.2 million for the three months ended June 30, 2006. An increase in transactions accounted for an 8.5% increase in credit report related revenue; however, a larger decrease in revenue in the vehicle lead generation business resulted in an overall decrease in service revenue.

Cost of service revenue was $16.1 million for the three months ended June 30, 2007, a decrease of $.1 million compared to cost of service revenue of $16.2 million in the same period of 2006. The decrease in cost of service revenue was driven by lower cost of service revenue on the lower margin vehicle lead generation business which was offset by an increase in credit reporting transactions.

Salaries and benefits decreased by $.2 million. Salaries and benefits were 13.3% of service revenue in the second quarter of 2007 and 2006. Salaries and benefits expense decreased due to operational efficiencies, which included relocation and consolidation of certain functions of the vehicle lead generation business.

Facilities and telecommunication expenses were flat when comparing the second quarter of 2007 to the second quarter of 2006. Facilities and telecommunication expenses were 1.2% of service revenue in the second quarter of 2007 compared to 1.3% in the second quarter of 2006.

Other operating expenses increased by $.4 million. Other operating expenses were 17.2% of service revenue in the second quarter of 2007 compared to 15.2% for the same period in 2006. The increase in 2007 is due to an increase in the amounts allocated for shared services, product development initiatives and an increase in bad debt expense at the vehicle lead generation business.

Depreciation and amortization were flat when comparing the second quarter of 2007 to the second quarter of 2006. Depreciation and amortization were 2.4% of service revenue during the second quarter of 2007 compared to 2.2% in the same period in 2006.

Income from operations was $3.6 million for the three months ended June 30, 2007 compared to $5.0 million in the same period in 2006. The operating margin percentage decreased from 16.0% to 12.0% primarily due to the impact of the increased allocations for shared services and the decrease in the revenue of the vehicle lead generation subsidiary.

Employer Services Segment

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Total service revenue was $57.8 million for the three months ended June 30, 2007, an increase of $11.0 million compared to service revenue of $46.8 million in the same period of 2006. The increase was driven by the addition of $7.6 million of revenue from acquisitions and $3.7 million of revenue from existing business, primarily in the tax service and background screening businesses.

Salaries and benefits increased by $4.5 million. Salaries and benefits were 36.9% of service revenue in the second quarter of 2007 compared to 36.0% in the same period of 2006. The number of employees has increased due to growth in foreign operations and the growth of the existing businesses in the segment in comparison to the same period in 2006.

Facilities and telecommunication expenses increased by $.3 million. Facilities and telecommunication expenses were 4.2% of service revenue in the second quarter of 2007 and 4.6% in the second quarter of 2006.

Other operating expenses increased by $1.6 million. Other operating expenses were 14.5% of service revenue in the second quarter of 2007 and 2006. The increase in other operating expenses is due to costs incurred in integrating and consolidating operations, product and geographic expansion and cross selling initiatives.

Depreciation and amortization increased by $.8 million primarily due to the addition of intangible assets related to the acquisitions and the rollout of new software projects.

The operating margin percentage decreased from 12.1% to 11.8% primarily due to the change in the mix of the revenue products in comparing the same quarter of 2007 to 2006.

Income from operations was $6.8 million for the three months ended June 30, 2007, an increase of $1.1 million compared to income from operations of $5.7 million in the same period of 2006. Income from operations increased primarily due to the growth in the tax service and background screening businesses.

Multifamily Services Segment

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Total service revenue was $19.7 million for the three months ended June 30, 2007, an increase of $.9 million compared to service revenue of $18.8 million in the same period of 2006. The 4.9% organic growth is driven by expanded market share and an increase in products and services.

Salaries and benefits costs were flat compared to the same period in 2006. Salaries and benefits were 34.2% of service revenue for the second quarter of 2007 compared to 36.1% of service revenue in the same period of 2006.

Facilities and telecommunication expenses are comparable to the same period of 2006. Facilities and telecommunication expenses were 5.0% of service revenue in the second quarter of 2007 and 4.8% in the second quarter of 2006.

Other operating expenses decreased $.2 million compared to the same period in 2006. Other operating expenses were 15.4% of service revenue in the second quarter of 2007 compared to 17.4% in the same period of 2006.

Depreciation and amortization is comparable to the same period of 2006. Depreciation and amortization was 6.0% of service revenue in the second quarter of 2007 compared to 5.9% in the same period of 2006.

The operating margin increased from 26.0% to 29.8% due to increased revenue growth with a larger variety of products delivered to the customers while containing infrastructure costs.

Income from operations was $5.9 million in the second quarter of 2007 compared to income from operations of $4.9 million in the same period of 2006.

Investigative and Litigation Support Services Segment

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Total service revenue was $18.9 million for the three months ended June 30, 2007, an increase of $3.8 million compared to service revenue of $15.1 million in the same period of 2006. The organic growth of $3.4 million is predominately driven by the Litigation Support Services businesses.

Salaries and benefits increased by $2.0 million. Salaries and benefits were 41.5% of service revenue in the second quarter of 2007 compared to 39.1% in the same period of 2006. The increase is mainly due to the increase of employees needed to support the revenue growth in the Litigation Support Services businesses.

Facilities and telecommunication expenses increased by $.2 million compared to the same period in 2006. Facilities and telecommunication expenses were 3.0% of service revenue in the second quarter of 2007 and 2.8% in the second quarter of 2006.

Other operating expenses increased by $.7 million. Other operating expenses were 14.0% of service revenue in the second quarter of 2007 and 13.3% for the same period of 2006. The increase is related to geographic expansion and new business development efforts in this segment.

Depreciation and amortization increased by $.1 million. The increase is mainly due to the roll out of purchased and developed software.

The operating margin percentage increased from 20.5% to 23.4%. The increase is due to an increase in revenues in the Litigation Support Services businesses with higher margin services.

Income from operations was $4.4 million for the second quarter of 2007 compared to $3.1 million for the same period of 2006. The increase is due to the continued growth in the Litigation Support Services businesses.

Corporate

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Corporate costs and expenses primarily represent compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. The corporate expenses were $9.1 million in the second quarter of 2007 compared to expenses of $9.0 million in the same period of 2006. Corporate expenses were 4.4% of consolidated service revenues in 2007 compared to 4.7% in 2006.

Consolidated Results

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Consolidated service revenue for the three months ended June 30, 2007 was $207.4 million, an increase of $15.7 million compared to service revenue of $191.7 million in the same period in 2006. Acquisitions accounted for $8.0 million of the increase while $7.6 million was organic growth.

Salaries and benefits increased $7.1 million in comparing the second quarter of 2007 to the second quarter of 2006. Salaries and benefits expense were 31.8% of service revenue for the three months ended June 30, 2007 and 30.6% for the same period in 2006. The increase is primarily related to additional employees added for company growth.

Facilities and telecommunication expense increased by $.6 million compared to the same period in 2006. Facilities and telecommunication expenses were 3.9% of service revenue in the second quarter of 2007 and 2006.

Other operating expenses increased by $4.0 million compared to the same period in 2006. Other operating expenses were 13.3% of service revenue for the three months ended June 30, 2007 and 12.3% compared to the same period for 2006. The increase is primarily related to marketing expense, bad debt expense, temporary labor, and professional fees.

Depreciation and amortization increased by $1.2 million due to an increase in amortization of intangible assets as a result of acquisitions, fixed asset additions and the roll out of internally developed software.

The consolidated operating margin was 16.5% for the three months ended June 30, 2007, compared to 17.4% for the same period in 2006. The decrease in the operating margin is related to the mix of business in comparing the second quarter of 2007 to the second quarter of 2006, driven primarily by the decrease in the Lender Services segment which is affected by the decline in the mortgage lending industry.

Income from operations was $34.3 million for the three months ended June 30, 2007 compared to $33.3 million for the same period in 2006. The increase of $1.0 million is comprised of an increase in operating income of $1.7 million in Data Services, $1.1 million in Employer Services, $1.0 million at Multifamily Services and $1.3 million in Investigative and Litigation Support Services offset by decreases in operating income of $2.7 million in Lender Services and $1.4 million in Dealer Services.

Lender Services Segment

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Service revenue was $88.5 million for the six months ended June 30, 2007, a decrease of $2.5 million compared to service revenue of $91.0 million in the same period of 2006. A decrease in transactions in the second quarter of 2007, consistent with the decline in the mortgage lending industry, resulted in an overall decrease in service revenue despite an increase in revenue from new products and services.

Cost of service revenue was $29.8 million for the six months ended June 30, 2007, a decrease of $.3 million compared to cost of service revenue of $30.1 million in the same period of 2006. Cost of service revenue was 33.7% of service revenue in 2007 compared to 33.1% in the same period of 2006. A decrease in transaction volumes was offset by an increase in credit data costs.

Salaries and benefits expenses increased $.3 million compared to the same period in 2006. Salaries and benefits were 28.7% of service revenue for the six months ended June 30, 2007 compared to 27.6% in the same period of 2006. The increase is primarily due to customary annual increases.

Facilities and telecommunication expenses increased $.2 million compared to the same period in 2006. Facilities and telecommunication expenses were 4.3% of service revenue in the first half of 2007 and 3.9% in the same period of 2006.

Other operating expenses increased by $.9 million. Other operating expenses were 2.0% of service revenue in the first half of 2007 and .9% in the same period of 2006. The increase is primarily due to an increase in bad debt expense and costs related to increased foreign operations, which is partially offset by an increase in the amounts allocated for shared services and product development initiatives.

Depreciation and amortization decreased by $.1 million compared to the same period in 2006. Depreciation and amortization were 3.8% of service revenue as of June 2007 and 2006.

Income from operations was $24.3 million for the six months ended June 2007 compared to $27.9 million in the same period in 2006. The operating margin percentage decreased from 30.6% to 27.5% primarily due to the impact of the decrease in service revenue and increases in salary and benefit costs, cost of foreign operations and bad debt expense.

Data Services Segment

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Service revenue was $78.7 million for the six months ended June 30, 2007, an increase of $7.5 million compared to service revenue of $71.2 million in the same period of 2006. Organic growth was 10.6% for the segment. The organic growth is primarily driven by expansion of the existing customer base in the membership and direct to consumer businesses.

Cost of service revenue was $21.3 million for the six months ended June 30, 2007 and 2006. Cost of service decreased from 29.9% on a year-to-date basis in 2006 to 27.1% for the comparable period in 2007. The decrease in cost of service revenue as a percentage of sales revenue is due to the increased sales in the membership and direct to consumer business offset by the decline in revenue at the lead generation business that occurred in the second quarter of 2007.

Salaries and benefits increased by $1.0 million. Salaries and benefits were 16.2% of service revenue in the first half of 2007 compared to 16.4% in the same period of 2006.

Facilities and telecommunication expenses increased by $.3 million compared to the same period in 2006. Facilities and telecommunication expenses were 2.2% of service revenue for the six months ended June 30, 2007 and 2.0% in the same period of 2006.

Other operating expenses increased by $2.6 million. Other operating expenses were 18.3% of service revenue in the first half of 2007 and 16.6% in the same period of 2006. The increase in operating expenses is due to an increase in marketing expenses, shared services and professional fees.

Depreciation and amortization decreased by $.2 million due to some of the intangible assets becoming fully amortized since the 2006 comparable period.

Income from operations was $22.7 million for the first half of 2007 compared to $18.9 million in the first half of 2006. The operating margin percentage increased from 26.6% to 28.9%. The increase in the operating margin is primarily due to the sales mix and related margins. The membership and direct to consumer businesses have increased revenue with higher margins and the lead generation business has decreased revenue resulting in lower operating margins.

Dealer Services Segment

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Service revenue was $59.6 million for the six months ended June 30, 2007, a decrease of $1.2 million compared to service revenue of $60.8 million in the same period of 2006. An increase in transactions accounted for an 8.2% increase in credit report related revenue; however, a larger decrease in revenue in the vehicle lead generation business resulted in an overall decrease in service revenue.

Cost of service revenue was $31.7 million for the six months ended June 30, 2007, a decrease of $.2 million compared to cost of service revenue of $31.9 million in the same period of 2006. An increase in cost of service revenue based on an increase in credit report related transactions was offset by a decrease in cost of service revenue in the lower margin vehicle lead generation business.

Salaries and benefits decreased by $.3 million. Salaries and benefits were 13.7% of service revenue in the first half of 2007 compared to 14.0% in the same period of 2006. Salaries and benefits expense decreased due to operational efficiencies, which included relocation and consolidation of certain functions of the vehicle lead generation business.

Facilities and telecommunication expenses are flat compared to the same period in 2006. Facilities and telecommunication expenses were 1.3% of service revenue in the first half of 2007 and 2006.

Other operating expenses increased by $1.2 million. Other operating expenses were 17.6% of service revenue in the first half of 2007 and 15.3% in the same period of 2006. The increase is due to an increase in amounts allocated for shared services, product development initiatives and bad debt expense.

Depreciation and amortization were flat compared to the same period in 2006.

Income from operations was $7.1 million for the six months ended June 2007 compared to $8.9 million for the same period in 2006. The operating margin decreased from 14.6% to 11.9% primarily due to the impact of the increase in allocations for shared services and the reduced volumes in the vehicle lead generation business.

Employer Services Segment

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Service revenue was $112.5 million for the six months ended June 30, 2007, an increase of $26.0 million compared to service revenue of $86.5 million in the same period of 2006. The increase was primarily driven by the addition of $18.0 million of revenue from acquisitions and $8.3 million of organic growth.

Salaries and benefits increased by $9.6 million. Salaries and benefits were 37.7% of service revenue in the first half of 2007 compared to 38.0% in the same period of 2006. The increase is primarily related to the foreign acquisitions in 2006 and growth in the segment.

Facilities and telecommunication expenses increased by $.8 million. Facilities and telecommunication expenses were 4.2% of service revenue in the first half of 2007 and 4.6% compared to the same period in 2006. The increase in expense is primarily due to the acquisitions that occurred in 2006 and expanded facilities for organic growth.

Other operating expenses increased by $3.0 million. Other operating expenses were 14.4% of service revenue in the first half of 2007 and 15.3% for the same period of 2006. The increase is mainly due to the additional cost of professional fees, shared services and marketing expense related to the 2006 acquisitions.

Depreciation and amortization increased by $1.7 million primarily due to the addition of intangible assets related to the acquisitions and the rollout of software development initiatives.

Income from operations increased $3.9 million compared to the same period in 2006. The operating margin increased from 9.2% to 10.6%. The increase is due to revenue and earnings growth in most of the product lines slightly offset by a decline in the occupational health service business.

Multifamily Services Segment

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Service revenue was $37.3 million for the six months ended June 30, 2007, an increase of $1.8 million compared to service revenue of $35.5 million in the same period of 2006. Organic growth was 5.2% for the segment.

Salaries and benefits were flat compared to the same period in 2006. Salaries and benefits were 36.6% of service revenue for the first half of 2007 compared to 38.5% of service revenue in the same period of 2006. The decrease of salaries and benefits as a percentage of revenue is due to increased revenue growth while salary and benefit expense increased due to customary annual increases offset by strategic reductions in employees.

Facilities and telecommunication expenses increased by $.1 million compared to the same period of 2006. Facilities and telecommunication expenses were 5.1% of service revenue for the six months ended June 30, 2007 and 2006.

Other operating expenses decreased by $.5 million and were 15.4% of service revenue in the first half of 2007 compared to 17.7% in the same period of 2006. The decrease is due to reduced costs of leased equipment, software and marketing expense.

Depreciation and amortization increased $.1 million compared to the same period of 2006. Depreciation and amortization was 6.3% of service revenue in the first half of 2007 and 2006.

Income from operations was $10.2 million in the first half of 2007 compared to income from operations of $8.1 million in the same period of 2006. The operating margin increased from 22.8% to 27.3%. The increase in operating income and margins is primarily due to increased revenue while containing and reducing operating costs.

Investigative and Litigation Services Segment

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Service revenue was $34.2 million for the six months ended June 30, 2007, an increase of $4.1 million compared to service revenue of $30.1 million in the same period of 2006. The increase is predominantly driven by $3.3 million of organic growth and $.8 million of acquisition growth.

Salaries and benefits increased by $3.0 million. Salaries and benefits were 43.1% of service revenue in the first half of 2007 compared to 39.1% in the same period of 2006. The increases are mainly due to the acquisitions and increased incentive compensation and commissions as a result of revenue growth.

Facilities and telecommunication expenses increased by $.3 million. Facilities and telecommunication expenses were 3.2% of service revenue for the six months ended June 30, 2007 and 2.8% in the same period of 2006.

Other operating expenses increased by $1.1 million. Other operating expenses were 14.4% of service revenue in the first half of 2007 and 12.8% for the same period of 2006. The increase is predominantly driven by the 2006 acquisitions and is related to travel and shared services.

Depreciation and amortization increased by $.3 million. The increase is due to the increase in investment in capital assets for growth and the rollout of software initiatives.

Income from operations was $6.6 million for the six months ended June 30, 2007 compared to $6.2 million in 2006. The operating margin decreased from 20.4% to 19.3%.

Corporate

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. The corporate expenses were $26.6 million for the six months ended June 30, 2007 compared to expenses of $17.4 million in the same period of 2006. Approximately $8.0 million of the increased expense is due to costs related to the former CEO’s transition agreement in the first quarter of 2007.

Consolidated Results

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Consolidated service revenue for the six months ended June 30, 2007 was $409.2 million, an increase of $36.2 million compared to service revenue of $373.0 million in the same period in 2006. Acquisitions accounted for $18.8 million of the increase and $17.4 million was related to organic growth.

Salaries and benefits increased by $22.4 million for the six months ended June 30, 2007 compared to the same period in 2006. Salaries and benefits expense was 34.2% of service revenue for the six months ended June 30, 2007 and 31.5% for the same period in 2006. The increase is primarily due to the $8.0 million recorded in the first quarter of 2007 related to the former CEO’s transition agreement.

Facilities and telecommunication increased by $1.6 million compared to the same period in 2006. Facilities and telecommunication expenses were 3.9% of service revenue in the first half of 2007 and 2006. The increase in facilities and telecommunication expenses is primarily due to acquisitions and costs for expansion in connection with organic growth.

Other operating expenses increased by $7.7 million compared to the same period in 2006. Other operating expenses were 13.1% of service revenue for the six months ended June 30, 2007 and 12.3% compared to the same period for 2006. The increase is due to acquisitions, and increased marketing, legal and professional fees.

Depreciation and amortization increased by $2.5 million due to an overall increase in amortization of intangible assets as a result of acquisitions, rollout of software initiatives and capital asset investment for organic growth.

The consolidated operating margin was 13.8% for the six months ended June 30, 2007, compared to 16.2% for the same period in 2006. The decrease in margin is primarily due the change in revenue mix, primarily effected by the mortgage lending industry, and $8.0 million of costs related to the former CEO’s transition agreement in the first quarter of 2007.

Income from operations was $56.3 million for the six months ended June 30, 2007 compared to $60.5 million for the same period in 2006. The decrease of $4.2 million is comprised of an increase in operating income of $3.8 million in Data Services, $3.9 million in Employer Services, $2.1 million in Multifamily Services and $.4 million in Investigative and Litigation Support Services offset by decreases in operating income of $3.5 million at Lender Services, $1.8 million at Dealer Services and an increase of corporate expenses of $9.1 million.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank. As of June 30, 2007, cash and cash equivalents were $29.8 million.

Net cash provided by operating activities was $51.2 million compared to cash provided by operating activities of $27.7 million for the six months ended June 30, 2007 and 2006, respectively.

Cash provided by operating activities increased by $23.5 million from the first half of 2006 to the first half of 2007 while net income was $29.6 million in the six months ended June 30, 2007 and $29.4 million for the same period in 2006. The increase in cash provided by operating activities was primarily due to the increase in shared based compensation, deferred taxes, depreciation, amortization and bad debt expense, offset by payments made for accrued liabilities and collections on accounts receivable.

Cash used in investing activities was $49.0 million and $37.7 million for the six months ended June 30, 2007 and 2006, respectively. In the first half of 2007, net cash in the amount of $27.2 million was used for acquisitions compared to $25.7 million in 2006. Purchases of property and equipment were $20.1 million in the first half of 2007 compared to $13.0 million in the same period of 2006.

Cash used in financing activities was $4.2 million for the six months ended June 30, 2007, compared to cash provided from financing activities of $0.7 million for the six months ended June 30, 2006. In the first half of 2007, proceeds from existing credit facilities were $42.8 million compared to $32.8 million in 2006. Repayment of debt was $51.7 million in the first half of 2007 and $31.5 million in the same period of 2006.

In 2005, the Company executed a $225 million revolving credit agreement, with a bank syndication (the “Credit Agreement”). The Credit Agreement includes a $10 million sub-facility for the issuance of letters of credit and up to a $5 million swing loan facility. The credit facility maturity date is September 28, 2010. The Credit Agreement is collateralized by the stock of the Company’s subsidiaries.

At June 30, 2007, the Company had available lines of credit of $71 million and the Company was in compliance with the financial covenants of its loan agreements.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 5,000,000 shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on January 9, 2006. A total of 1,304,005 shares were issued for acquisitions as of June 30, 2007.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 2,000,000 shares of our Class A common stock, par value $.001 per share, from time to time for general corporate purposes. The Registration Statement was declared effective on January 3, 2005. No shares have been issued as of June 30, 2007.

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

The following is a schedule of long-term contractual commitments, as of June 30, 2007, over the periods in which they are expected to be paid.

In thousands	2007	2008	2009	2010	2011	Thereafter	Total
Advertising commitments	$777	$564	$—	$—	$—	$—	$1,341
Minimum contract purchase commitments	1,764	2,034	517	195	—	—	4,510
Operating leases	11,311	16,905	13,667	10,097	7,749	21,763	81,492
Debt and capital leases	8,686	17,986	7,947	160,274	—	—	194,893
Interest payments related to debt (1)	6,067	11,429	10,510	7,518	—	—	35,524

Total	$28,605	$48,918	$32,641	$178,084	$7,749	$21,763	$317,760

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s risk since filing its Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the fiscal quarter covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to permit timely decisions regarding disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for Fiscal Year Ending December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

a)	The annual meeting of the shareholders (the “Meeting”) of First Advantage Corporation (the “Company”) was held on April 26, 2007.

b)	The names of the persons who were nominated to serve as directors of the Company for the ensuing year are listed below, together with a tabulation of the results of the voting with respect to each nominee. Each of the persons named was recommended by the Board of Directors and Nominating Committee of the Company and all such nominees were elected.

Name of Nominee	Votes For	Votes Withheld
Parker Kennedy	487,236,854	323,623
Anand Nallathambi	487,151,068	409,409
J. David Chatham	487,134,860	425,617
Barry Connelly	487,252,882	307,595
Frank McMahon	487,254,456	306,021
Donald Nickelson	487,051,516	508,961
Donald Robert	485,009,332	2,551,145
Jill Kanin-Lovers	487,243,850	316,627
D. Van Skilling	487,144,301	416,176
David Walker	487,145,401	415,076

c)	The second matter voted upon was an amendment to the Amended and Restated First Advantage Corporation 2003 Incentive Compensation Plan to enable the compensation committee to grant non-employee directors an annual award of non-qualified stock options, SARs, shares of restricted stock, restricted stock units, performance units and/or cash-based awards, in each case in an amount determined by the committee from time to time, rather than solely stock options. This matter was approved by 483,523,304 votes, constituting a majority of all of our outstanding Class A and Class B shares.

Item 5.	Other Information

None

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ADVANTAGE CORPORATION

(Registrant)

Date: August 1, 2007	By:	/s/ ANAND NALLATHAMBI
Anand Nallathambi
Chief Executive Officer

Date: August 1, 2007	By:	/s/ JOHN LAMSON
John Lamson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002