Form 10-Q
period 2007-09-30
FIRST ADVANTAGE CORP
filed 2007-10-31
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

There were 11,353,053 shares of outstanding Class A Common Stock of the registrant as of October 26, 2007.

There were 47,726,521 shares of outstanding Class B Common Stock of the registrant as of October 26, 2007.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements –

First Advantage Corporation

Consolidated Financial Statements

For the Three and Nine Months Ended

September 30, 2007 and 2006

First Advantage Corporation

Consolidated Balance Sheets (Unaudited)

(in thousands)	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$33,674	$31,941
Accounts receivable (less allowance for doubtful accounts of $7,291 and $6,487 in 2007 and 2006, respectively)	150,617	138,563
Prepaid expenses and other current assets	10,011	10,182
Income tax receivable	4,769	6,155
Deferred income tax asset	15,574	12,051

Total current assets	214,645	198,892
Property and equipment, net	80,915	68,931
Goodwill	692,836	650,124
Customer lists, net	67,040	74,419
Other intangible assets, net	24,346	28,324
Database development costs, net	11,013	10,640
Investment in equity investee	57,316	55,001
Other assets	3,872	3,592

Total assets	$1,151,983	$1,089,923

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,977	$46,281
Accrued compensation	42,285	35,299
Accrued liabilities	14,778	21,286
Deferred income	7,557	8,462
Due to affiliates	2,277	4,776
Current portion of long-term debt and capital leases	18,996	20,794

Total current liabilities	129,870	136,898
Long-term debt and capital leases, net of current portion	151,820	179,531
Deferred income tax liability	59,090	44,802
Other liabilities	5,503	5,338

Total liabilities	346,283	366,569

Minority interest	49,325	48,413
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 125,000 shares authorized; 11,349 and 10,452 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	11	10
Class B common stock, $.001 par value; 75,000 shares authorized; 47,727 shares issued and outstanding as of September 30, 2007 and December 31, 2006	48	48
Additional paid-in capital	486,117	455,657
Retained earnings	266,181	218,566
Accumulated other comprehensive income	4,018	660

Total stockholders’ equity	756,375	674,941

Total liabilities and stockholders’ equity	$1,151,983	$1,089,923

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income and Comprehensive Income (Unaudited)

(in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Service revenue	$205,306	$198,605	$614,546	$571,564
Reimbursed government fee revenue	14,107	13,431	41,926	39,943

Total revenue	219,413	212,036	656,472	611,507

Cost of service revenue	56,603	62,020	178,621	177,762
Government fees paid	14,107	13,431	41,926	39,943

Total cost of service	70,710	75,451	220,547	217,705

Gross margin	148,703	136,585	435,925	393,802

Salaries and benefits	67,865	60,414	207,685	177,794
Facilities and telecommuncations	8,670	7,625	24,812	22,205
Other operating expenses	26,754	24,799	80,544	70,850
Depreciation and amortization	10,862	9,641	32,044	28,369

Total operating expenses	114,151	102,479	345,085	299,218

Income from operations	34,552	34,106	90,840	94,584

Other (expense) income:
Interest expense	(2,946)	(3,571)	(9,269)	(10,062)
Interest income	323	252	975	554

Total other (expense), net	(2,623)	(3,319)	(8,294)	(9,508)
Equity in earnings of investee	865	747	2,315	1,407

Income before income taxes and minority interest	32,794	31,534	84,861	86,483
Provision for income taxes	13,610	12,151	35,058	36,038

Income before minority interest	19,184	19,383	49,803	50,445
Minority interest	231	759	1,260	2,439

Net income	18,953	18,624	48,543	48,006
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,643	(323)	3,358	(258)

Comprehensive income	$20,596	$18,301	$51,901	$47,748

Per share amounts:
Basic	$0.32	$0.32	$0.83	$0.84

Diluted	$0.32	$0.32	$0.82	$0.83

Weighted-average common shares outstanding:
Basic	59,064	58,096	58,799	57,282
Diluted	59,222	58,155	59,121	58,035

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2007 (Unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2006	58,179	$58	$455,657	$218,566	$660	$674,941
Cumulative effect of the adoption of FIN 48	—	—	—	(928)	—	(928)
Net income	—	—	—	48,543	—	48,543
Class A Shares issued in connection with prior year acquisitions	444	—	10,912	—	—	10,912
Class A Shares issued in connection with share based compensation	453	1	10,926	—	—	10,927
Tax benefit related to stock options	—	—	222	—	—	222
Share based compensation	—	—	8,400	—	—	8,400
Other comprehensive income	—	—	—	—	3,358	3,358

Balance at September 30, 2007	59,076	$59	$486,117	$266,181	$4,018	$756,375

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)

(in thousands)	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$48,543	$48,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,044	28,369
Bad debt expense	5,592	2,744
Share based compensation	10,942	8,484
Minority interest in net income	1,260	2,439
Equity in earnings of investee	(2,315)	(1,407)
Deferred income tax	6,124	(2,770)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,831)	(28,007)
Prepaid expenses and other current assets	62	(2,102)
Other assets	(220)	(5,121)
Accounts payable	(2,546)	(3,635)
Accrued liabilities	(6,256)	(6,007)
Deferred income	(1,336)	(1,536)
Due to affiliates	(2,522)	6,676
Net change in income tax accounts	2,991	9,876
Accrued compensation and other liabilities	13,268	7,890

Net cash provided by operating activities	89,800	63,899

Cash flows from investing activities:
Database development costs	(2,699)	(2,757)
Purchases of property and equipment	(28,839)	(19,516)
Cash paid for acquisitions	(27,988)	(30,956)
Cash balance of companies acquired	120	3,254

Net cash used in investing activities	(59,406)	(49,975)

Cash flows from financing activities:
Proceeds from long-term debt	50,076	42,865
Repayment of long-term debt	(83,245)	(53,961)
Cash contributions from First American to Leadclick LLC	3,785	—
Proceeds from class A shares issued in connection with stock option plan and employee stock purchase plan	3,479	1,916
Distribution to minority interest shareholders	(3,013)	(2,042)
Tax benefit related to stock options	222	46

Net cash used in financing activities	(28,696)	(11,176)

Effect of exchange rates on cash	35	(12)
Increase in cash and cash equivalents	1,733	2,736
Cash and cash equivalents at beginning of period	31,941	28,380

Cash and cash equivalents at end of period	$33,674	$31,116

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,520	$9,872

Cash paid for income taxes	$26,208	$30,415

Non-cash investing and financing activities:
Class A shares issued in connection with prior year acquisitions	$10,912	$12,603

Notes issued in connection with acquisitions	$3,432	$8,758

Class A shares issued for share based compensation	$5,518	$1,642

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 (Unaudited)

1.	Organization and Nature of Business

First Advantage Corporation (the “Company” or “First Advantage”) is a global risk mitigation and business solutions provider and operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

The First American Corporation and affiliates (“First American”) own approximately 81% of the shares of capital stock of the Company as of September 30, 2007. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

On March 1, 2007, John Long submitted his resignation as the Chief Executive Officer and as a director of the Company, effective as of March 30, 2007. In connection with his resignation from the Company, Mr. Long and First Advantage entered into a Transition Agreement dated as of March 2, 2007. The Transition Agreement provides that Mr. Long will receive cash severance of $4.4 million to be paid in two equal installments between April 2007 and March 2008. In addition, Mr. Long will receive an acceleration of his unvested options and two restricted stock awards, effective March 30, 2007. An additional restricted stock award made to Mr. Long will vest during the term of restrictive covenants set forth in the Transition Agreement. Restricted stock units, previously granted to Mr. Long, will continue to vest according to the terms of First Advantage’s 2003 Incentive Compensation Plan. Based on the recommendation of the Compensation Committee, the Transition Agreement was approved by First Advantage’s board of directors on March 1, 2007. In connection with the Transition Agreement, First Advantage recorded compensation expense of $8.0 million in the first quarter of 2007 (included in salaries and benefits in the accompanying nine months ended September 30, 2007 Consolidated Statements of Income and Comprehensive Income), reflecting the value of the cash severance payment of $4.4 million and the value of the previously unvested restricted stock, restricted stock units and stock options. The $8.0 million of compensation expense reduced net income for the nine months ending September 30, 2007 by $4.7 million or 8 cents per diluted share.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial information included in this report has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments are of a normal recurring nature and are considered necessary for a fair statement of the results for the interim period. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 (Unaudited)

accepted accounting principles. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

First Advantage completed one acquisition in the first quarter of 2007. The Company’s operating results for the three and nine months ended September 30, 2007 include results for the acquired entity from the date of acquisition.

Operating results for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.

As of September 30, 2007, the Company’s significant accounting polices and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, have not changed from December 31, 2006.

Certain amounts for the three and nine months ended September 30, 2006 have been reclassified to conform with the 2007 presentation.

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

During the first quarter of 2007, the Company completed one acquisition for $4.5 million in cash and notes. In addition, the Company paid consideration of $36.4 million related to earnout provisions from prior year acquisitions and an additional purchase of a portion of the minority interest in LeadClick Media Inc.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 (Unaudited)

The aggregate purchase price of the acquisition and the earnouts completed during 2007 is as follows:

(in thousands)
Cash	$27,988
Notes payable	3,432
Stock (378 Class A shares)	9,466

Purchase price	$40,886

The cash paid includes $3.8 million contributed by First American to LeadClick Holding Company, LLC (70% owned by First Advantage and 30% owned by First American), a consolidated subsidiary of First Advantage, to fund their portion of an overall $12.6 million capital contribution in LeadClick Media, Inc.

The preliminary allocation of the aggregate purchase price of this acquisition and the earnouts are as follows:

(in thousands)
Goodwill	$37,932
Identifiable intangible assets	1,046
Net assets acquired	1,908

$40,886

The changes in the carrying amount of goodwill, by operating segment, are as follows for the nine months ended September 30, 2007:

(in thousands)	Balance at December 31, 2006	Acquisitions and Earnouts	Adjustments to net assets acquired	Balance at September 30, 2007
Lender Services	$46,800	$—	$—	$46,800
Data Services	218,248	11,495	2,068	231,811
Dealer Services	55,995	—	—	55,995
Employer Services	224,012	18,280	2,701	244,993
Multifamily Services	48,100	1,000	—	49,100
Investigative and Litigation Support Services	56,969	7,157	11	64,137

Consolidated	$650,124	$37,932	$4,780	$692,836

The adjustments to net assets acquired represent post acquisition adjustments for those companies not acquired in the period.

4.	Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company will complete the goodwill

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 (Unaudited)

impairment test for all reporting units in the fourth quarter of 2007 (using the September 30 valuation date). There have been no impairments of goodwill during the nine months ended September 30, 2007.

Goodwill, customer lists and other intangible assets as of September 30, 2007 and December 31, 2006 are as follows:

(in thousands)	September 30, 2007	December 31, 2006
Goodwill	$692,836	$650,124

Customer lists	$97,908	$96,917
Less accumulated amortization	(30,868)	(22,498)

Customer lists, net	$67,040	$74,419

Other intangible assets:
Noncompete agreements	$14,735	$15,084
Trade names	21,620	21,607

	36,355	36,691
Less accumulated amortization	(12,009)	(8,367)

Other intangible assets, net	$24,346	$28,324

Amortization of customer lists and other intangible assets totaled approximately $12.5 million and $11.9 million for the nine months ended September 30, 2007 and 2006, respectively. Estimated amortization expense relating to intangible asset balances as of September 30, 2007, is expected to be as follows over the next five years:

(in thousands)
2007	$4,124
2008	16,012
2009	15,089
2010	14,139
2011	11,207
Thereafter	30,815

$91,386

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 (Unaudited)

The changes in the carrying amount of identifiable intangible assets are as follows for the nine months ended September 30, 2007:

(in thousands)	Other Intangible Assets	Customer Lists
Balance, at December 31, 2006	$28,324	$74,419
Acquisitions	174	872
Adjustments	40	87
Amortization	(4,192)	(8,338)

Balance, at September 30, 2007	$24,346	$67,040

5.	Debt

Long-term debt and capital leases consist of the following at September 30, 2007:

(in thousands, except percentages)
Acquisition notes:
Weighted average interest rate of 6.52% with maturities through 2010	$35,705
Bank notes:
$225 million Secured Credit Facility, interest at 30-day LIBOR plus 1.25% (6.54% at September 30, 2007), matures September 2010	135,000
Capital leases and other debt:
Various interest rates with maturities through 2009	111

Total long-term debt and capital leases	170,816
Less current portion of long-term debt and capital leases	18,996

Long-term debt and capital leases, net of current portion	$151,820

At September 30, 2007, the Company was in compliance with the financial covenants of its loan agreement.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 (Unaudited)

6.	Earnings Per Share

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income - numerator for basic and fully diluted earnings per share	$18,953	$18,624	$48,543	$48,006
Denominator:
Weighted-average shares for basic earnings per share	59,064	58,096	58,799	57,282
Effect of restricted stock	59	16	74	35
Effect of contingent shares related to DealerTrack	—	—	—	490
Effect of dilutive securities - employee stock options and warrants	99	43	248	228

Denominator for diluted earnings per share	59,222	58,155	59,121	58,035

Earnings per share:
Basic	$0.32	$0.32	$0.83	$0.84
Diluted	$0.32	$0.32	$0.82	$0.83

For the three months ended September 30, 2007 and 2006, options totaling 3,207,035 and 2,521,213, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive. For the nine months ended September 30, 2007 and 2006, options totaling 2,092,430 and 1,520,983, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive.

7.	Share-Based Compensation

At September 30, 2007, there are 7.0 million shares of the Company’s common stock available for issuance. Approximately 357,000 restricted stock awards, and approximately 71,000 restricted stock units were granted under the First Advantage Corporation 2003 Incentive Compensation Plan. Share-based grants generally vest over three years at a rate of 33.4% for the first year and 33.3% for each of the two following years. The option grants expire ten years after the grant date. As of January 1, 2006, the Company accounts for these share-based grants in accordance with SFAS No. 123R, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Share-based compensation for the three months ending September 30, 2007 and 2006 was $2.0 million and $2.5 million, respectively. Share-based compensation for the nine months ending September 30, 2007 and 2006 was $10.9 million and $8.5 million, respectively.

Warrants and Options to Purchase Class A Common Stock

The Company had outstanding warrants to purchase up to 47,994 shares of its common stock at exercise prices ranging from $0.25 to $22.50 per share as of September 30, 2007. The weighted average remaining contractual life in years for the warrants outstanding is 2.76 and the weighted average exercise price is $14.01.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 (Unaudited)

Stock option activity under the Company’s stock plan since December 31, 2006 is summarized as follows:

(in thousands)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2006	4,201	$21.89

Options granted	806	$25.69
Options exercised	(155)	$16.55
Options canceled	(167)	$23.98

Options outstanding at September 30, 2007	4,685	$22.63

Options exercisable, end of the quarter	3,044	$21.51

The following table summarizes information about stock options outstanding at September 30, 2007:

(in thousands, except for exercise prices, years and weighted average amounts)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 7.00 - $ 12.50	12	3.9	$10.31	12	$10.31
$12.51 - $ 25.00	3,405	5.8	$20.82	2,592	$20.28
$25.01 - $ 50.00	1,257	8.5	$27.07	429	$27.52
$50.01 - $242.25	11	2.8	$87.74	11	$87.74

	4,685			3,044

8.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2003, and state and local, and non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service has commenced an examination of Leadclick Media, Inc.’s separate 2005 federal income tax return. The Company does not anticipate material adjustments as a result of this examination.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $0.2 million

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 (Unaudited)

increase in the liability for uncertain tax benefits as well as approximately $0.7 million increase in the liability for related penalties and interest, which was accounted for as a reduction to the January 1, 2007 retained earnings.

As of September 30, 2007, the Company has a $0.4 million total liability recorded for unrecognized tax benefits as well as a $1.0 million total liability for income tax related penalties and interest. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.4 million. The majority of the unrecognized tax benefits and associated interest and penalties relates to international operations. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007.

9.	Segment Information

The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

The Lender Services segment offers lenders credit reporting solutions for mortgage and home equity needs.

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, fleet management, supply chain theft and damage mitigation consulting, consumer location, criminal records reselling, specialty finance credit reporting, consumer credit reporting services, and lead generation services. Revenue for the Data Services segment includes $1.2 million and $1.1 million of inter-segment sales for the three months ended September 30, 2007 and 2006, respectively, and $3.7 million and $3.5 million of inter-segment sales for the nine months ended September 30, 2007 and 2006, respectively.

The Dealer Services business segment serves the automotive dealer marketplace by delivering consolidated consumer credit reports, credit automation software and vehicle lead generation services.

The Employer Services segment includes employment background screening, occupational health services, tax incentive services and hiring solutions. Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Hiring solutions include applicant tracking software, recruiting services and outsourced management of payroll and human resource functions. Tax incentive

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 (Unaudited)

services include services related to the administration of employment-based and location-based tax credit and incentive programs, sales and use tax programs and fleet asset management programs. Revenue for the Employer Services segment includes $0.1 million and $0.2 million of inter-segment sales for each of the three month periods ended September 30, 2007 and 2006, respectively and includes $0.7 million and $0.8 million of inter-segment sales for each of the nine month periods ended September 30, 2007 and 2006, respectively.

The Multifamily Services segment includes resident screening and software services. Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories. Revenue for the Multifamily Services segment includes $0.1 million of inter-segment sales for each of the three month periods ended September 30, 2007 and 2006, and $0.4 million and $0.3 million of inter-segment sales for each of the nine month periods ended September 30, 2007 and 2006, respectively.

The Investigative and Litigation Support Services segment includes all investigative services. Products and services offered by the Investigative and Litigation Support Services segment includes surveillance services, field interviews, computer forensics, electronic discovery, due diligence reports and other high level investigations. Revenue for the Investigative and Litigation Support Services segment includes $0.1 million of inter-segment sales for each of the three month period ended September 2006, and $0.3 million of inter-segment sales for the nine month period ended September 30, 2006.

The elimination of intra-segment revenue and cost of service revenue is included in Corporate. These transactions are recorded at cost.

International operations included in the Employer Services segment include service revenue of $12.5 million and $5.9 million for the three months ended September 30, 2007 and 2006, respectively, and $30.9 million and $13.7 million for the nine months ended September 30, 2007 and 2006, respectively. International operations included in the Investigative and Litigation Support Services segment include service revenue of $14.4 million and $20.5 million for the three and nine months ended September 30, 2007.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 (Unaudited)

The following table sets forth segment information for the three and nine months ended September 30, 2007 and 2006.

(in thousands)	Service Revenue	Depreciation and Amortization	Income (Loss) From Operations	Assets
Three Months Ended September 30, 2007
Lender Services	$35,110	$1,699	$6,660	$73,388
Data Services	35,138	2,911	9,230	323,986
Dealer Services	28,720	668	4,150	114,935
Employer Services	59,013	2,478	6,550	372,900
Multifamily Services	19,699	1,193	6,076	84,858
Investigative and Litigation Support Services	28,051	832	11,056	108,396
Corporate and Eliminations	(425)	1,081	(9,170)	73,520

Consolidated	$205,306	$10,862	$34,552	$1,151,983

Three Months Ended September 30, 2006
Lender Services	$44,072	$1,649	$14,603	$77,507
Data Services	37,153	2,836	10,283	321,713
Dealer Services	31,993	714	4,913	120,294
Employer Services	53,399	2,110	5,960	333,234
Multifamily Services	18,616	1,136	4,933	79,451
Investigative and Litigation Support Services	14,336	791	2,666	85,711
Corporate and Eliminations	(964)	405	(9,252)	53,782

Consolidated	$198,605	$9,641	$34,106	$1,071,692

Nine Months Ended September 30, 2007
Lender Services	$123,580	$5,033	$31,002	$73,388
Data Services	113,874	8,690	31,946	323,986
Dealer Services	88,364	2,100	11,238	114,935
Employer Services	171,534	7,617	18,460	372,900
Multifamily Services	56,980	3,550	16,256	84,858
Investigative and Litigation Support Services	62,289	2,629	17,672	108,396
Corporate and Eliminations	(2,075)	2,425	(35,734)	73,520

Consolidated	$614,546	$32,044	$90,840	$1,151,983

Nine Months Ended September 30, 2006
Lender Services	$135,023	$5,112	$42,469	$77,507
Data Services	108,312	8,838	29,185	321,713
Dealer Services	92,790	2,101	13,814	120,294
Employer Services	139,901	5,554	13,961	333,234
Multifamily Services	54,068	3,373	13,023	79,451
Investigative and Litigation Support Services	44,451	2,307	8,822	85,711
Corporate and Eliminations	(2,981)	1,084	(26,690)	53,782

Consolidated	$571,564	$28,369	$94,584	$1,071,692

10.	Subsequent Events

In October 2007, the Company completed the sale of its US Search business for $26.5 million in cash resulting in a gain before income taxes of approximately $21.1 million. The transaction will be recorded in the fourth quarter 2007.

First Advantage Corporation

Notes to Consolidated Financial Statements

September 30, 2007 and 2006 (Unaudited)

In October 2007, the Company sold 2,875,000 shares of DealerTrack Holdings, Inc. (“DealerTrack”) common stock. The sale will result in a gain, before income taxes, of approximately $97.7 million or $0.96 per diluted share. The Company will discontinue using the equity method of accounting for its remaining investment in DealerTrack, which will be accounted for on the cost method. After the sale, First Advantage will continue to own approximately 2,553,000 million shares of DealerTrack common stock, which is approximately 6% of the outstanding shares. The transaction will be recorded in the fourth quarter 2007.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

First Advantage Corporation (NASDAQ: FADV) (“First Advantage” or the “Company”) provides global risk mitigation, screening services and credit reporting to enterprise and consumer customers. The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative & Litigation Support Services. First Advantage is headquartered in St. Petersburg, Florida, and has approximately 4,800 employees in offices throughout the United States and abroad. For the nine months ended September 30, 2007, First Advantage has acquired one company, which is included in the Employer Services segment.

Operating results for the three and nine months ended September 30, 2007 included total service revenue of $205.3 million and $614.5 million, respectively. This represents an increase of 3.4% and 7.5% over the same periods in 2006. The organic growth rate was 1.7% and 3.6% for the three and nine months ended September 30, 2007, respectively. Operating income for the three and nine months ended September 30, 2007 was $34.6 million and $90.8 million, respectively. Operating income increased $.4 million for the three months ended September 30, 2007 and decreased $3.7 million for the nine months ended September 30, 2007 in comparison to the same periods in 2006. In connection with the former CEO’s Transition Agreement, First Advantage recorded compensation expense of $8.0 million in the first quarter of 2007 (included in salaries and benefits in the accompanying nine months ended September 30, 2007 Consolidated Statements of Income and Comprehensive Income), reflecting the value of the cash severance payment of $4.4 million and the value of the previously unvested restricted stock, restricted stock units and stock options. The $8.0 million of compensation expense reduced net income for the nine months ending September 30, 2007 by $4.7 million or 8 cents per diluted share.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles (GAAP), and expands disclosure requirements regarding fair value measurements. The provisions for SFAS 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effects of adoption on its consolidated financial statements and the impact, if any, is not known at this time.

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

The following is a summary of the operating results by the Company’s business segments for the three and nine months ended September 30, 2007 and 2006.

(in thousands, except percentages)
Three Months Ended September 30, 2007	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate and Eliminations	Total
Service revenue	$35,110	$35,138	$28,720	$59,013	$19,699	$28,051	$(425)	$205,306
Reimbursed government fee revenue	—	11,218	—	3,769	—	—	(880)	14,107

Total revenue	35,110	46,356	28,720	62,782	19,699	28,051	(1,305)	219,413
Cost of service revenue	11,979	9,120	15,115	16,419	1,906	2,792	(728)	56,603
Government fees paid	—	11,218	—	3,769	—	—	(880)	14,107

Total cost of service	11,979	20,338	15,115	20,188	1,906	2,792	(1,608)	70,710
Gross margin	23,131	26,018	13,605	42,594	17,793	25,259	303	148,703
Salaries and benefits	11,697	6,190	3,781	22,156	6,757	10,166	7,118	67,865
Facilities and telecommunications	1,926	958	264	2,858	914	688	1,062	8,670
Other operating expenses	1,149	6,729	4,742	8,552	2,853	2,517	212	26,754
Depreciation and amortization	1,699	2,911	668	2,478	1,193	832	1,081	10,862

Income (loss) from operations	$6,660	$9,230	$4,150	$6,550	$6,076	$11,056	$(9,170)	$34,552

Operating margin percentage	19.0%	26.3%	14.4%	11.1%	30.8%	39.4%	N/A	16.8%

Three Months Ended September 30, 2006	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate and Eliminations	Total
Service revenue	$44,072	$37,153	$31,993	$53,399	$18,616	$14,336	$(964)	$198,605
Reimbursed government fee revenue	—	11,360	—	2,818	—	—	(747)	13,431

Total revenue	44,072	48,513	31,993	56,217	18,616	14,336	(1,711)	212,036
Cost of service revenue	13,913	11,049	17,147	16,421	1,803	2,624	(937)	62,020
Government fees paid	—	11,360	—	2,818	—	—	(747)	13,431

Total cost of service	13,913	22,409	17,147	19,239	1,803	2,624	(1,684)	75,451
Gross margin	30,159	26,104	14,846	36,978	16,813	11,712	(27)	136,585
Salaries and benefits	12,381	5,764	3,945	18,771	6,514	5,996	7,043	60,414
Facilities and telecommunications	1,855	737	415	2,103	1,007	404	1,104	7,625
Other operating expenses	(329)	6,484	4,859	8,034	3,223	1,855	673	24,799
Depreciation and amortization	1,649	2,836	714	2,110	1,136	791	405	9,641

Income (loss) from operations	$14,603	$10,283	$4,913	$5,960	$4,933	$2,666	$(9,252)	$34,106

Operating margin percentage	33.1%	27.7%	15.4%	11.2%	26.5%	18.6%	N/A	17.2%

Nine Months Ended September 30, 2007	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate and Eliminations	Total
Service revenue	$123,580	$113,874	$88,364	$171,534	$56,980	$62,289	$(2,075)	$614,546
Reimbursed government fee revenue	—	34,503	—	10,474	—	—	(3,051)	41,926

Total revenue	123,580	148,377	88,364	182,008	56,980	62,289	(5,126)	656,472
Cost of service revenue	41,826	30,438	46,779	48,450	5,350	7,817	(2,039)	178,621
Government fees paid	—	34,503	—	10,474	—	—	(3,051)	41,926

Total cost of service	41,826	64,941	46,779	58,924	5,350	7,817	(5,090)	220,547
Gross margin	81,754	83,436	41,585	123,084	51,630	54,472	(36)	435,925
Salaries and benefits	37,087	18,928	11,974	64,584	20,391	24,911	29,810	207,685
Facilities and telecommunications	5,742	2,710	1,054	7,613	2,831	1,800	3,062	24,812
Other operating expenses	2,890	21,162	15,219	24,810	8,602	7,460	401	80,544
Depreciation and amortization	5,033	8,690	2,100	7,617	3,550	2,629	2,425	32,044

Income (loss) from operations	$31,002	$31,946	$11,238	$18,460	$16,256	$17,672	$(35,734)	$90,840

Operating margin percentage	25.1%	28.1%	12.7%	10.8%	28.5%	28.4%	N/A	14.8%

Nine Months Ended September 30, 2006	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate and Eliminations	Total
Service revenue	$135,023	$108,312	$92,790	$139,901	$54,068	$44,451	$(2,981)	$571,564
Reimbursed government fee revenue	—	33,610	—	8,600	—	—	(2,267)	39,943

Total revenue	135,023	141,922	92,790	148,501	54,068	44,451	(5,248)	611,507
Cost of service revenue	44,013	32,356	49,087	41,354	5,183	8,600	(2,831)	177,762
Government fees paid	—	33,610	—	8,600	—	—	(2,267)	39,943

Total cost of service	44,013	65,966	49,087	49,954	5,183	8,600	(5,098)	217,705
Gross margin	91,010	75,956	43,703	98,547	48,885	35,851	(150)	393,802
Salaries and benefits	37,515	17,467	12,459	51,642	20,168	17,776	20,767	177,794
Facilities and telecommunications	5,436	2,192	1,195	6,090	2,811	1,250	3,231	22,205
Other operating expenses	478	18,274	14,134	21,300	9,510	5,696	1,458	70,850
Depreciation and amortization	5,112	8,838	2,101	5,554	3,373	2,307	1,084	28,369

Income (loss) from operations	$42,469	$29,185	$13,814	$13,961	$13,023	$8,822	$(26,690)	$94,584

Operating margin percentage	31.5%	26.9%	14.9%	10.0%	24.1%	19.8%	N/A	16.5%

Lender Services Segment

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Service revenue was $35.1 million for the three months ended September 30, 2007, a decrease of $9.0 million compared to service revenue of $44.1 million for the three months ended September 30, 2006. A decrease in transactions related to the decline in the mortgage lending industry was partially offset by an increase in revenue from new products and services.

Cost of service revenue was $12.0 million for the three months ended September 30, 2007, a decrease of $1.9 million compared to cost of service revenue of $13.9 million in the same period of 2006. The impact of the decrease in transactions resulted in an overall decrease in the cost of service revenue despite an increase in credit data costs.

Salaries and benefits decreased by $.7 million. Salaries and benefits were 33.3% of service revenue in the third quarter of 2007 compared to 28.1% during the same period in 2006. The decreased expense is due to staff reductions.

Facilities and telecommunication expenses were 5.5% of service revenue in the third quarter of 2007 compared to 4.2% in the third quarter of 2006.

Other operating expenses increased by $1.5 million. Other operating expenses were 3.3% of service revenue in the third quarter of 2007. The change in 2007 is primarily due to an increase in bad debt expense and costs related to off-shoring activities, and a decrease in the amounts allocated to other segments for shared services.

Depreciation and amortization expense was flat to the comparable period of 2006.

Income from operations was $6.7 million for the three months ended September 2007 compared to $14.6 million in the same period of 2006. The operating margin percentage decreased from 33.1% to 19.0% primarily due to the impact of the decrease in service revenue, a decrease in allocations to other segments, an increase in bad debt expense, an increase in credit data costs and costs of off-shoring activities, as partially offset by a reduction in salaries and benefits.

Data Services Segment

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Total service revenue was $35.1 million for the three months ended September 30, 2007, a decrease of $2.1 million compared to service revenue of $37.2 million in the same period of 2006. The lead generation business has experienced decreased transactions due to the decline in the mortgage and sub-prime lending industry. This is offset by an increase in revenue at the consumer location and credit businesses.

Cost of service revenue was $9.1 million for the three months ended September 30, 2007, a decrease of $1.9 million compared to cost of service revenue of $11.0 million in the same period of 2006. The decrease is primarily due to a change in the revenue mix of the businesses in the third quarter of 2007 compared to the same period in 2006.

Salaries and benefits increased $.4 million compared to the third quarter of 2006. Salaries and benefits were approximately 17.6% and 15.5% of service revenue in the third quarter of 2007 and 2006, respectively. The increase is primarily due to increased staffing levels needed to support the consumer businesses.

Facilities and telecommunication expenses increased $.2 million compared to the third quarter of 2006. Facilities and telecommunication expenses were approximately 2.7% and 2.0% of service revenue in the third quarter of 2007 and 2006, respectively. The increase is primarily due to the increase in rent and telecommunication costs as a result of two businesses moving offices.

Other operating expenses increased by $.2 million. Other operating expenses were 19.2% of service revenue in the third quarter of 2007 and 17.5% in the third quarter of 2006. The increase is largely attributable to increased advertising costs, bad debt expense and shared services allocations.

Depreciation and amortization expense was flat to the comparable period of 2006.

The operating margin percentage decreased from 27.7% to 26.3% in comparing the third quarter of 2006 to the third quarter of 2007. Income from operations was $9.2 million for the third quarter of 2007, a decrease of $1.1 million compared to $10.3 million in the third quarter of 2006. The decrease in the operating income is primarily due to a decrease in the lead generation business offset by an increase in the consumer location and credit businesses.

Dealer Services Segment

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Service revenue was $28.7 million for the three months ended September 30, 2007, a decrease of $3.3 million compared to service revenue of $32.0 million for the three months ended September 30, 2006. An increase in credit report related revenue accounted for a 4.0% increase, however, a larger decrease in revenue in the automotive lead generation business resulted in an overall decrease in service revenue.

Cost of service revenue was $15.1 million for the three months ended September 30, 2007 compared to $17.1 million for the three months ended September 30, 2006. The decrease in cost of service revenue was driven by reduced cost of service revenue on the lower margin automotive lead generation business which was offset by an increase in credit report related transaction costs.

Salaries and benefits decreased by $.2 million. Salaries and benefits were 13.2% of service revenue in the third quarter of 2007 compared to 12.3% during the same period in 2006. Salaries and benefits expense decreased due to operational efficiencies which included relocation and consolidation of certain functions of the automotive lead generation business during the fourth quarter of 2006 and first quarter of 2007.

Facilities and telecommunication expenses were 0.9% of service revenue in the third quarter of 2007 compared to 1.3% in the third quarter of 2006. Facilities and telecommunication expense decreased due to operational efficiencies which included relocation and consolidation of facilities for the automotive lead generation business.

Other operating expenses decreased by $.1 million. Other operating expenses were 16.5% of service revenue in the third quarter of 2007 compared to 15.2% for the same period in 2006. The decrease in 2007 is due to a decrease in bad debt expense and contract labor at the automotive lead generation business.

Depreciation and amortization was 2.3% of service revenue during the third quarter of 2007 compared to 2.2% in the same period in 2006.

Income from operations was $4.2 million for the three months ended September 2007 compared to $4.9 million in the same period in 2006. The operating margin percentage decreased from 15.4% to 14.4% primarily due to the impact of the decrease in revenue and profitability in the automotive lead generation business.

Employer Services Segment

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Total service revenue was $59.0 million for the three months ended September 30, 2007, an increase of $5.6 million compared to service revenue of $53.4 million in the same period of 2006. The increase was driven by the addition of $2.8 million of revenue from acquisitions and $2.8 million of revenue from existing businesses, primarily in the tax service and background screening businesses.

Salaries and benefits increased by $3.4 million. Salaries and benefits were 37.5% of service revenue in the third quarter of 2007 compared to 35.2% in the same period of 2006. The number of employees has increased due to growth in international operations and the growth of the existing businesses in the segment in comparison to the same period in 2006. In addition, approximately $.9 million in severance expense was recorded related to the office consolidations.

Facilities and telecommunication expenses increased by $.8 million. Facilities and telecommunication expenses were 4.8% of service revenue in the third quarter of 2007 and 3.9% in the third quarter of 2006. The segment recorded approximately $.3 million in future lease expense related to office consolidations. The remaining increase is primarily due to the growth in international operations.

Other operating expenses increased by $.5 million. Other operating expenses were 14.5% of service revenue in the third quarter of 2007 and 15.0% for the same period of 2006. The increase in other operating expenses is due to costs incurred in integrating and consolidating operations, product and geographic expansion and cross-selling initiatives.

Depreciation and amortization increased by $.4 million primarily due to the addition of intangible assets related to the acquisitions and the rollout of new software projects.

The operating margin percentage was flat compared to the same quarter of 2006.

Income from operations was $6.6 million for the three months ended September 30, 2007, an increase of $.6 million compared to income from operations of $6.0 million in the same period of 2006. Income from operations increased primarily due to the growth in the tax service and background screening businesses, offset by $1.7 million in expense related to consolidating operations.

Multifamily Services Segment

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Total service revenue was $19.7 million for the three months ended September 30, 2007, an increase of $1.1 million compared to service revenue of $18.6 million in the same period of 2006. The 5.8% organic growth is driven by expanded market share and an increase in products and services.

Salaries and benefits costs increased $.2 million compared to the same period in 2006. Salaries and benefits were 34.3% of service revenue for the third quarter of 2007 compared to 35.0% of service revenue in the same period of 2006.

Facilities and telecommunication expenses are comparable to the same period of 2006. Facilities and telecommunication expenses were 4.6% of service revenue in the third quarter of 2007 and 5.4% in the third quarter of 2006. The decrease as a percentage of service revenue is due to service revenue increasing as facilities and telecommunication expense remained stable.

Other operating expenses decreased $.4 million compared to the same period in 2006. Other operating expenses were 14.5% of service revenue in the third quarter of 2007 compared to 17.3% in the same period of 2006.

Depreciation and amortization is comparable to the same period of 2006.

Income from operations was $6.1 million in the third quarter of 2007 compared to income from operations of $4.9 million in the same period of 2006. The operating margin increased from 26.5% to 30.8% due to increased revenue growth with a larger variety of products delivered to the customers while containing infrastructure costs.

Investigative and Litigation Services Support Segment

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Total service revenue was $28.1 million for the three months ended September 30, 2007, an increase of $13.8 million compared to service revenue of $14.3 million in the same period of 2006. The organic growth of $13.3 million is predominately driven by continued growth in the Litigation Support Services’ international operations.

Salaries and benefits increased by $4.2 million. Salaries and benefits were 36.2% of service revenue in the third quarter of 2007 compared to 41.8% in the same period of 2006. The increase is mainly due to the increase of employees needed to support the revenue growth in the Litigation Support Services international operations as well as increased incentive compensation and commissions as a result of revenue growth.

Facilities and telecommunication expenses increased by $.3 million compared to the same period in 2006. Facilities and telecommunication expenses were 2.5% of service revenue in the third quarter of 2007 and 2.8% in the third quarter of 2006. The increase is primarily due to a new European office.

Other operating expenses increased by $.7 million. Other operating expenses were 9.0% of service revenue in the third quarter of 2007 and 12.9% for the same period of 2006. The increase is related to international expansion and new business development efforts in this segment.

Depreciation and amortization is comparable to the same period of 2006. Depreciation and amortization was 3.0% of service revenue in the third quarter of 2007 and 5.5% for the same period of 2006.

The operating margin percentage increased from 18.6% to 39.4%. The increase is due to an increase in revenue in the Litigation Support Services businesses which have higher margin services.

Income from operations was $11.1 million for the third quarter of 2007 compared to $2.7 million for the same period of 2006. The increase is due to the continued growth in the Litigation Support Services businesses.

Corporate

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Corporate costs and expenses primarily represent compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. The corporate expenses were $9.2 million in the third quarter of 2007 compared to expenses of $9.3 million in the same period of 2006. Corporate expenses were 4.5% of consolidated service revenue in 2007 compared to 4.7% in 2006.

Consolidated Results

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Consolidated service revenue for the three months ended September 30, 2007 was $205.3 million, an increase of $6.7 million compared to service revenue of $198.6 million in the same period in 2006. Acquisitions accounted for $3.3 million of the increase while $3.4 million was organic growth.

Salaries and benefits increased $7.5 million when comparing the third quarter of 2007 to the third quarter of 2006. Salaries and benefits expenses were 33.1% of service revenue for the three months ended September 30, 2007 and 30.4% for the same period in 2006. The increase is primarily related to additional employees added for company growth.

Facilities and telecommunication expense increased by $1.0 million compared to the same period in 2006. Facilities and telecommunication expenses were 4.2% and 3.8% of service revenue in the third quarter of 2007 and 2006, respectively. The increase is due to international growth and office moves or consolidations.

Other operating expenses increased by $2.0 million compared to the same period in 2006. Other operating expenses were 13.0% of service revenue for the three months ended September 30, 2007 and 12.5% compared to the same period for 2006. The increase is primarily related to increased marketing expense, bad debt expense and software expense.

Depreciation and amortization increased by $1.2 million due to an increase in amortization of intangible assets as a result of acquisitions, fixed asset additions and the roll out of internally developed software.

The consolidated operating margin was 16.8% for the three months ended September 30, 2007, compared to 17.2% for the same period in 2006. The decrease in the operating margin is related to the mix of business in comparing the third quarter of 2007 to the third quarter of 2006, driven primarily by the decrease in the Lender Services segment which is affected by the decline in the mortgage lending industry. In addition, $1.7 million in expense was recorded related to consolidating operations in the Employer Services segment.

Income from operations was $34.6 million for the three months ended September 30, 2007 compared to $34.1 million for the same period in 2006. The increase of $.5 million is comprised of an increase in operating income of $.6 million in Employer Services, $1.2 million at Multifamily Services and $8.4 million in Investigative and Litigation Support Services offset by decreases in operating income of $7.9 million in Lender Services, $1.0 million in Data Services, and $.8 million in Dealer Services.

Lender Services Segment

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Service revenue was $123.6 million for the nine months ended September 30, 2007, a decrease of $11.4 million compared to service revenue of $135.0 million for the nine months ended September 30, 2006. A decrease in transactions related to the decline in the mortgage lending industry partially offset by an increase in revenue from new products and services.

Cost of service revenue was $41.8 million for the nine months ended September 30, 2007 compared to $44.0 million for the same period the year before. A decrease in transaction volumes was largely offset by an increase in credit data costs.

Salaries and benefits decreased by $.4 million. Salaries and benefits were 30.0% of service revenue in the first nine months of 2007 compared to 27.8% during the same period in 2006. Salaries and benefits expense decreased due to an increase in capitalized personnel costs related to software development initiatives and a decrease in incentive based compensation, as partially offset by an increase in benefit costs.

Facilities and telecommunication expense increased by $.3 million compared to the same period in 2006. Facilities and telecommunication expenses were 4.6% of service revenue for the nine months of 2007 compared to 4.0% in the same period in 2006.

Other operating expenses increased by $2.4 million. Other operating expenses were 2.3% of service revenue in the first nine months of 2007 compared to 0.4% for the same period of 2006. The change in 2007 is primarily due to an increase in bad debt expense and costs related to off-shoring activities, as partially offset by an increase in the amounts allocated other segments for shared services and product development initiatives.

Depreciation and amortization decreased by $.1 million. Depreciation and amortization was 4.1% of service revenue during the nine months ended September 30, 2007 compared to 3.8% in the same period in 2006. The decrease is primarily due to certain fixed assets and intangibles becoming fully depreciated.

Income from operations was $31.0 million for the nine months ended September 2007 compared to $42.5 million in the same period of 2006. The operating margin percentage decreased from 31.5% to 25.1% primarily due to the impact of the decrease in service revenue, costs of off-shoring activities, increase in credit data costs, and bad debt expense.

Data Services Segment

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Service revenue was $113.9 million for the nine months ended September 30, 2007, an increase of $5.6 million compared to service revenue of $108.3 million in the same period of 2006. Organic growth was 5.1% for the segment. The organic growth is primarily driven by expansion of the existing customer base in the membership and direct to consumer businesses. This is offset by a decrease in revenue at the lead generation business which is due to the decline in the mortgage and sub-prime lending industry.

Cost of service revenue decreased $1.9 million. Cost of service decreased from 29.7% on a year-to-date basis in 2006 to 26.0% for the comparable period in 2007. The decrease is due to increased sales in the membership and direct to consumer business offset by the decline in revenue at the lead generation business that occurred in the second and third quarters of 2007.

Salaries and benefits increased by $1.5 million. Salaries and benefits were 16.6% of service revenue for the nine months ended September 30, 2007 compared to 16.1% in the same period of 2006. The increase is due to increased staffing levels and related salaries and benefit costs needed to support the growth of the businesses.

Facilities and telecommunication expenses increased by $.5 million compared to the same period in 2006. Facilities and telecommunication expenses were 2.4% of service revenue for the nine months ended September 30, 2007 and 2.0% in the same period of 2006. The increase is primarily due to two businesses moving to larger offices.

Other operating expenses increased by $2.9 million. Other operating expenses were 18.6% of service revenue for the nine months ended September 30, 2007 and 16.9% in the same period of 2006. The increase in operating expenses is due to an increase in marketing expenses, bad debt expense, shared services and professional fees.

Depreciation and amortization decreased by $.1 million due to some of the intangible assets becoming fully amortized.

Income from operations was $31.9 million for the nine months ended September 30, 2007 compared to $29.2 million for the same period in 2006. The operating margin percentage increased from 26.9% to 28.1%. The increase in the operating margin is primarily due to the sales mix and related margins. The membership and direct to consumer businesses have increased revenue with higher margins and the lead generation business has decreased revenue with lower operating margins.

Dealer Services Segment

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Service revenue was $88.4 million for the nine months ended September 30, 2007, a decrease of $4.4 million compared to service revenue of $92.8 million for the nine months ended September 30, 2006. An increase in transactions accounted for a 6.8% increase in credit report related revenue; however, a larger decrease in revenue in the automotive lead generation business resulted in an overall decrease in service revenue.

Cost of service revenue was $46.8 million for the nine months ended September 30, 2007, a decrease of $2.3 million compared to cost of service revenue of $49.1 million in the same period of 2006. A decrease in cost of service revenue on the lower margin automotive lead generation business was offset by an increase in cost of service revenue based on an increase in credit report related transactions.

Salaries and benefits decreased by $.5 million. Salaries and benefits were 13.6% of service revenue in the first nine months of 2007 compared to 13.4% during the same period in 2006. Salaries and benefits expense decreased due to operational efficiencies which included relocation and consolidation of certain functions of the automotive lead generation business during the fourth quarter of 2006 and first quarter of 2007.

Facilities and telecommunication expenses were comparable the same period of 2006.

Other operating expenses increased by $1.1 million. Other operating expenses were 17.2% of service revenue for the nine months ended September 2007 compared to 15.2% for the same period in 2006. The increase in 2007 is due to an increase in the amounts allocated for shared services, product development initiatives, and an increase in bad debt expense at the automotive lead generation business.

Depreciation and amortization were comparable the same period of 2006.

Income from operations was $11.2 million for the nine months ended September 2007 compared to $13.8 million in the same period in 2006. The operating margin percentage decreased from 14.9% to 12.7% primarily due to the impact of amounts allocated for shared services and reduced volumes in the automotive lead generation business.

Employer Services Segment

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Service revenue was $171.5 million for the nine months ended September 30, 2007, an increase of $31.6 million compared to service revenue of $139.9 million in the same period of 2006. The increase was primarily driven by the addition of $21.3 million of revenue from acquisitions and $10.3 million in revenue from existing business, primarily in the tax service and background screening businesses.

Salaries and benefits increased by $12.9 million. Salaries and benefits were 37.7% of service revenue for the nine months ended September 30, 2007 compared to 36.9% in the same period of 2006. The increase is primarily related to the international acquisitions in 2006, growth in the segment and severance expense recorded for office consolidations.

Facilities and telecommunication expenses increased by $1.5 million. Facilities and telecommunication expenses were 4.4% of service revenue for the nine months ended September 30, 2007 and 2006. The increase in expense is primarily due to the acquisitions that occurred in 2006, expanded facilities for organic growth and estimated future lease payments accrued for office closures.

Other operating expenses increased by $3.5 million. Other operating expenses were 14.5% of service revenue for the nine months ended September 30, 2007 and 15.2% for the same period of 2006. The increase is mainly due to the additional cost of professional fees, shared services and marketing expense related to the growth of the businesses, consolidating offices and cross selling.

Depreciation and amortization increased by $2.1 million primarily due to the addition of intangible assets related to the acquisitions and the rollout of software development initiatives.

Income from operations increased $4.5 million compared to the same period in 2006. The operating margin increased from 10.0% to 10.8%. The increase is due to revenue and earnings growth in most of the product lines offset by a decline in the occupational health service business and $1.7 million in expense related to consolidating operations.

Multifamily Services Segment

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Service revenue was $57.0 million for the nine months ended September 30, 2007, an increase of $2.9 million compared to service revenue of $54.1 million in the same period of 2006. Organic growth was 5.4% for the segment and was driven by expanded market share and an increase in products and services.

Salaries and benefits increased $.2 million when compared to the same period in 2006. Salaries and benefits were 35.8% of service revenue for the nine months ended September 30, 2007 compared to 37.3% of service revenue in the same period of 2006. The increase in expense is due to customary annual increases offset by strategic reductions in employees.

Facilities and telecommunication expenses were comparable to the same period of 2006.

Other operating expenses decreased by $.9 million and were 15.1% of service revenue for the nine months ended September 30, 2007 compared to 17.6% in the same period of 2006. The decrease is due to reduced costs of leased equipment, software and marketing expense.

Depreciation and amortization increased $.2 million compared to the same period of 2006. Depreciation and amortization was 6.2% of service revenue for the nine months ended September 30, 2007 and 2006.

Income from operations was $16.3 million for the nine months ended September 30, 2007 compared to income from operations of $13.0 million in the same period of 2006. The operating margin increased from 24.1% to 28.5%. The increase in operating income and margins is primarily due to increased revenue while containing or reducing operating costs.

Investigative and Litigation Services Segment

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Service revenue was $62.3 million for the nine months ended September 30, 2007, an increase of $17.8 million compared to service revenue of $44.5 million in the same period of 2006. The increase is $16.5 million of organic growth and $1.4 million of acquisition growth. The organic growth is predominately driven by continued growth in the Litigation Support Services’ international operations.

Salaries and benefits increased by $7.1 million. Salaries and benefits were 40.0% of service revenue for the nine months ended September 30, 2007 and 2006. The increase in expense is primarily due to acquisitions and increased incentive compensation and commissions as a result of revenue growth.

Facilities and telecommunication expenses increased by $.6 million. Facilities and telecommunication expenses were 2.9% of service revenue for the nine months ended September 30, 2007 and 2.8% in the same period of 2006. The increase is primarily due to acquisitions and growth in the Litigation Support Services division.

Other operating expenses increased by $1.8 million. Other operating expenses were 12.0% of service revenue for the nine months ended September 30, 2007 and 12.8% for the same period of 2006. The increase is predominantly driven by the 2006 acquisitions and is related to international travel and shared services.

Depreciation and amortization increased by $.3 million. The increase is due to the increase in investment in capital assets for growth.

Income from operations was $17.7 million for the nine months ended September 30, 2007 compared to $8.8 million in 2006. The operating margin increased from 19.8% to 28.4%. The increase is due to an increase in revenue in the Litigation Support Services businesses which provide higher margin services.

Corporate

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. The corporate expenses were $35.7 million for the nine months ended September 30, 2007 compared to expenses of $26.7 million in the same period of 2006. Approximately $8.0 million of the increased expense is due to costs related to the former CEO’s transition agreement in the first quarter of 2007.

Consolidated Results

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Consolidated service revenue for the nine months ended September 30, 2007 was $614.5 million, an increase of $42.9 million compared to service revenue of $571.6 million in the same period in 2006. Acquisitions accounted for $22.9 million of the increase and $20.1 million was related to organic growth.

Salaries and benefits increased by $29.9 million for the nine months ended September 30, 2007 compared to the same period in 2006. Salaries and benefits expense was 33.8% of service revenue for the nine months ended September 30, 2007 and 31.1% for the same period in 2006. The increase is primarily the $8.0 million recorded in first quarter 2007 related to the former CEO’s transition agreement in the first quarter of 2007. The remaining increase is related to increase in personnel to support the growth of the businesses.

Facilities and telecommunication increased by $2.6 million compared to the same period in 2006. Facilities and telecommunication expenses were 4.0% and 3.9% of service revenue for the nine months ended September 30, 2007 and 2006, respectively. The increase in facilities and telecommunication expenses is primarily due to acquisitions and costs for expansion in connection with organic growth.

Other operating expenses increased by $9.7 million compared to the same period in 2006. Other operating expenses were 13.1% of service revenue for the nine months ended September 30, 2007 and 12.4% compared to the same period for 2006. The increase is due to acquisitions, and increased marketing, software, international travel, legal and professional expenses.

Depreciation and amortization increased by $3.7 million due to an overall increase in amortization of intangible assets as a result of acquisitions, rollout of software initiatives and capital asset investment for organic growth.

The consolidated operating margin was 14.8% for the nine months ended September 30, 2007, compared to 16.5% for the same period in 2006. The decrease in margin is primarily due the change in revenue mix, primarily affected by the mortgage lending industry, $8.0 million of costs related to the former CEO’s transition agreement in the first quarter of 2007 and $1.7 million in expense related to consolidating operations.

Income from operations was $90.8 million for the nine months ended September 30, 2007 compared to $94.6 million for the same period in 2006. The decrease of $3.7 million is comprised of an increase in operating income of $2.7 million in Data Services, $4.5 million in Employer Services, $3.2 million in

Multifamily Services and $8.9 million in Investigative and Litigation Support Services offset by decreases in operating income of $11.4 million at Lender Services, $2.6 million at Dealer Services and an increase of corporate expenses of $9.0 million.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank. As of September 30, 2007, cash and cash equivalents were $33.7 million.

Net cash provided by operating activities was $89.8 million compared to cash provided by operating activities of $63.9 million for the nine months ended September 30, 2007 and 2006, respectively.

Cash provided by operating activities increased by $25.9 million for the nine months ended September 30, 2007 compared to the same period of 2006 while net income was $48.5 million for the nine months ended September 30, 2007 and $48.0 million for the same period in 2006. The increase in cash provided by operating activities was primarily due to the increase in non-cash charges for share based compensation, deferred taxes, depreciation, amortization and bad debt expense, offset by payments made for accrued liabilities and an increase in accounts receivable.

Cash used in investing activities was $59.4 million and $50.0 million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, net cash in the amount of $28.0 million was used for acquisitions compared to $31.0 million in 2006. Purchases of property and equipment were $28.8 million for the nine months ended September 30, 2007 compared to $19.5 million in the same period of 2006.

Cash used in financing activities was $28.7 million for the nine months ended September 30, 2007, compared to $11.2 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, proceeds from existing credit facilities were $50.1 million compared to $42.9 million in 2006. Repayment of debt was $83.2 million for the nine months ended September 30, 2007 and $54.0 million in the same period of 2006.

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

At September 30, 2007, the Company had available lines of credit of $90 million and the Company was in compliance with the financial covenants of its loan agreements.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 5,000,000 shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on January 9, 2006. A total of 1,338,631 shares were issued for acquisitions as of September 30, 2007.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 2,000,000 shares of our Class A common stock, par value $.001 per share, from time to time for general corporate purposes. The Registration Statement was declared effective on January 3, 2005. No shares have been issued as of September 30, 2007.

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

The following is a schedule of long-term contractual commitments, as of September 30, 2007, over the periods in which they are expected to be paid.

In thousands	2007	2008	2009	2010	2011	Thereafter	Total
Advertising commitments	$256	$—	$—	$—	$—	$—	$256
Minimum contract purchase commitments	864	2,200	670	348	—	—	4,082
Operating leases	6,534	16,600	13,203	9,533	7,427	22,577	75,874
Debt and capital leases	3,595	18,001	7,944	141,276	—	—	170,816
Interest payments related to debt (1)	2,783	11,288	10,401	7,486	—	—	31,958

Total	$14,032	$48,089	$32,218	$158,643	$7,427	$22,577	$282,986

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s risk since filing its Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

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

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

First Advantage’s subsidiaries are involved in litigation from time to time in the ordinary course of their businesses. The Company does not believe that the outcome of any pending or threatened litigation involving these entities will have a material adverse effect on our financial position, operating results or cash flows.

The Company and two subsidiaries are defendants in three class action lawsuits that are pending in state court in California. The plaintiffs in each of the cases allege that the Company and its subsidiaries, directly and through their agents, violated the California Consumer Credit Reporting Agencies Act and Investigative Consumer Reporting Agency Act (“ICRA”) by failing to use reasonable procedures to ensure the maximum possible accuracy when issuing tenant reports and to comply with ICRA. The actions seek injunctive relief, an accounting, restitution, statutory damages, interest, punitive damages and attorneys’ fees and costs. The Company does not believe that the ultimate resolution of these actions will have a material adverse affect on its financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for Fiscal Year Ending December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ADVANTAGE CORPORATION

(Registrant)

Date: October 31, 2007	By:	/s/ ANAND NALLATHAMBI
Anand Nallathambi
Chief Executive Officer

Date: October 31, 2007	By:	/s/ JOHN LAMSON
John Lamson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Training Grant Services Agreement among The First American Corporation and First Advantage Tax Consulting Services, Inc., dated as April 28, 2007.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Dealer Track Holdings, Inc. Underwriting Agreement, dated as October 18, 2007.