Form 10-K
period 2007-12-31
FIRST ADVANTAGE CORP
filed 2008-02-28
CIK 1210677

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number: 001-31666

FIRST ADVANTAGE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	61-1437565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12395 First American Way

Poway, California 92064

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12-b).  Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates was $192,498,000 as of June 29, 2007.

There were 11,400,946 shares of outstanding Class A Common Stock of the registrant as of February 25, 2008.

There were 47,726,521 shares of outstanding Class B Common Stock of the registrant as of February 25, 2008.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement related to the 2008 annual meeting of stockholders are incorporated by reference in Part III of this report. The definitive proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year.

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

PART I

Item 1. Business

Our Company

First Advantage Corporation (“First Advantage,” “Company” or “We”) is a growing, international provider of risk mitigation and business solutions. Our Company was formed in the June 5, 2003 merger with The First American Corporation’s (“First American”) screening technology division and US SEARCH.com Inc. (“US SEARCH”). On June 6, 2003, First Advantage’s Class A common stock commenced trading on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “FADV”.

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

Pursuant to the Merger Agreement, on June 5, 2003, First American received First Advantage Class B common stock representing approximately 81% of the economic interest and 98% of the voting interest of First Advantage. The former shareholders of US SEARCH exchanged their outstanding shares of US SEARCH common stock for First Advantage Class A common stock representing, in the aggregate, approximately 20% of the economic interest and 2% of the voting interest in First Advantage.

On September 14, 2005, the Company completed the acquisition to buy First American’s Credit Information Group (“CIG”) Business under the terms of the master transfer agreement. First Advantage purchased the CIG Business and related businesses with 29,073,170 shares of its Class B common stock. The acquisition of the CIG

Business by First Advantage was a transaction between businesses under common control of First American. As such, First Advantage recorded the assets and liabilities of the CIG Business at historical cost. Historical financial statements of First Advantage have been restated to include results of operations of the CIG Business at historical costs. As of December 31, 2007, First American owned approximately 75% of the economic interest and approximately 90% of the voting interest of First Advantage. Subject to certain restrictions, First American may at any time convert each of its shares of our Class B common stock into one share of Class A common stock.

Business of First Advantage

Our operations are organized into six business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

A summary of our service revenue, income from operations, and assets for our segments is found in Note 16 to the Consolidated Financial Statements in Item 8, which is included herein by reference.

Lender Services

The Lender Services segment provides specialized credit reports for mortgage lenders throughout the United States. The Company believes that it is the largest provider of credit reports to the United States mortgage lending industry, based on the number of credit reports issued. In preparing its merged credit reports for mortgage lenders, the Company obtains credit reports from at least two of the three United States primary credit bureaus, merges and summarizes the credit reports, and delivers its report in a standard format acceptable to mortgage loan originators and secondary mortgage purchasers. Our Lender Services segment accounted for approximately 19% of our service revenue in 2007.

Demand for our Lender Services products usually decreases in November and December due to the holidays and related decrease in home buying activity.

Data Services

First Advantage’s Data Services segment offers motor vehicle records, transportation industry credit reporting, supply chain theft and damage mitigation consulting, criminal records reselling, specialty finance credit reporting, consumer credit reporting services and lead generation. Our Data Services segment accounted for approximately 15% of our service revenue in 2007.

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

Our specialty finance credit reporting business, Teletrack, provides credit reports derived from its proprietary database. The Company believes Teletrack is the largest provider of credit reports focusing on specialty borrowers in the United States, based on the number of reports issued. Its primary customers include pay-day loan, rent-to-own retailers and similar types of creditors. Demand for our specialty finance credit products usually increases in November and December due to the holidays and increased consumer spending. In turn, the business generally experiences a decrease in demand in the first quarter due to tax return refunds, thereby decreasing the need for payday loans.

Our lead generation business is a provider of performance-based, cost-per-action (“CPA”) internet marketing solutions. Its primary service offerings are sales lead generation, list management and affiliate network marketing. Customers include a wide variety of companies ranging from medium-sized businesses to Fortune 500 companies, including many service providers in the specialty and personal finance markets.

Dealer Services

The Dealer Services segment provides specialized credit reports, credit automation software, and automotive lead generation services to auto dealers and lenders. These reports may be derived from credit reports obtained from one or more of the three United States credit bureaus and may be specially formatted for ease of use by the creditor or to facilitate interpretation by a consumer. The segment provides comprehensive solutions that help organizations meet their lending, leasing and other consumer credit automation needs. By delivering innovative systems, services and data solutions, the Company helps companies reduce risk, decrease costs and improve service. Our Dealer Services segment accounted for approximately 14% of our service revenue in 2007.

Our Dealer Services segment generally experiences seasonality close to the end of the year, which is attributed to the holidays and consumer focus diverted from car sales.

Employer Services

First Advantage’s Employer Services segment helps thousands of companies in the United States and abroad manage risk with our employment screening, occupational health, tax incentive services and hiring solutions. Our Employer Services segment accounted for approximately 30% of our service revenue in 2007.

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

Our hiring solutions group provides skill assessment, recruiting and hiring systems to manage job applicants. We provide an applicant tracking system to customers to track job applicants from the initial stages of job requisition development through the hiring and on-board process. We can also provide the complete outsourcing of the recruitment process.

Our professional employer organization provides comprehensive outsourced management of payroll and human resource management for its clients.

Our employment screening, occupational health services and hiring solutions generally experience seasonality near year-end, which is attributed to decreases in hiring. Our tax incentive services group’s ability to obtain certain tax credits, such as the Work Opportunity Tax Credit (“WOTC”) program or a similar program, is dependent upon the passage of federal legislation that generally must be renewed every one or two years. The Work Opportunity Tax Credit program was renewed for two years in fourth quarter 2006 for employees hired after December 31, 2005 and before January 1, 2008. The WOTC program was renewed again in the second quarter of 2007 through August 31, 2011.

Multifamily Services

First Advantage’s Multifamily Services segment helps thousands of companies in the United States manage risk with resident screening services. Our Multifamily Services segment accounted for approximately 9% of our service revenue in 2007.

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

Investigative and Litigation Support Services

The Investigative and Litigation Support Services segment provides corporate litigation and investigative services. Products and services provided by the segment include: surveillance services, field interviews, computer forensics, electronic discovery, due diligence reports and other high level investigations. Our Investigative and Litigation Support Services segment accounted for approximately 13% of our service revenue in 2007.

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

June 5, 2003 Mergers

In the June 5, 2003 mergers, the companies comprising the FAST division and US SEARCH combined under one umbrella. US SEARCH brought to First Advantage not only many important employment screening customers through its Professional Resource Screening, Inc. subsidiary, but also an opportunity to pursue a new market—consumers—with specially tailored versions of our existing products. Ultimately, Professional Resource Screening was combined with the other companies in our Employer Services segment.

September 14, 2005 Merger

On September 14, 2005, the Company completed the acquisition to buy First American’s CIG Business under the terms of the master transfer agreement. Under the terms of the agreement, First American and its First American Real Estate Solutions (“FARES”) joint venture contributed their mortgage, automotive, consumer and specialty finance credit businesses to First Advantage in exchange for 29,073,170 shares of First Advantage Class B common stock. The acquisition of the CIG Business by First Advantage was a transaction between businesses under common control of First American. As such, First Advantage recorded the assets and liabilities of the CIG Business at historical cost. Historical financial statements of First Advantage have been restated to include results of operations of the CIG Business at historical costs.

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

The Company acquired fifteen companies in 2005. In the second quarter of 2005, the Company acquired Bar None, Inc, a provider of credit-based lead generation, processing and tracking services, which is included in our Dealer Services segment. In the fourth quarter of 2005, the Company acquired majority interest in LeadClick Media Inc, an online lead generation and marketing company. This company is included in our Data Services segment. In 2005, we acquired two businesses from Experian. They were Experian RES and Credit Data Services, both were added to our Lender Services segment. Throughout the year, we added six companies to our Employer Services segment, including ITax Group, Inc., Quest Research Group, LTD, Recruiternet, Inc., Road Manager Financial Services, Inc., TruStar Solutions, Inc., and majority interest in PrideRock Holding Company, Inc. Recruiternet, Inc. and TruStar Solutions, Inc. together became our hiring solutions group. Three companies were added to our Investigative and Litigation Support Services segment in 2005. They were Data Recovery Services, Inc., Phoenix Research Corporation, and True Data Partners. We also acquired The Info Center and Jenark Business Systems, Inc. which both are included in our Multifamily Services segment.

The Company acquired eleven companies in 2006. Nine of those acquisitions, SkillCheck Inc., National Data Verification Services, Brooke Consulting, HR Logix LLC, Inquest, Inc., Accufacts Pre-Employment Screening, Inc., DecisionHR USA, Inc., Refsure Worldwide Pty LTD, and Single Source Services, Inc. are included in our Employer Services Segment. Two of these, Evident Data, Inc. and DataSec UK Ltd are included in our Investigative and Litigation Support Services segment.

The Company acquired two companies in 2007. In February 2007, the Company acquired R E Austin, Ltd. an international employment screening company which will be included in the Employer Services segment. In December 2007, CredStar was acquired to be included in our Lender Services segment.

Customers

First Advantage, through its subsidiaries, serves a wide variety of clients throughout the United States and abroad. The tens of thousands of customers served by First Advantage include nearly a quarter of those businesses comprising the Fortune 1000, leading mortgage lenders, automobile dealerships, real estate investment trusts and property management companies, many of the top providers of transportation services, insurance agents, the leading national law firms, and non-profit organizations. Dominant categories of customers vary depending on the type of service or product. For example, our credit reporting services are typically purchased by industry-leading mortgage and refinance lenders. Automobile dealerships nationwide buy our credit reports as well as our automotive lead generation services. Insurance carriers, agents and claims adjusters purchase a substantial proportion of our surveillance services. Law firms nationwide utilize the computer forensics and e-discovery services we offer. Trucking companies are major consumers of our occupational health and transportation industry credit services. Multifamily housing property management companies and landlords of all sizes are represented in the resident screening business’ customer base. Larger employers represent the predominant share of the employee background screening and tax incentive services clients. Individual consumers dominate the customer base for our consumer direct businesses. We derive approximately $86.4 million of revenue from operations outside the United States and their related customers.

We have in excess of 90,000 customers. No single customer is responsible for 8 percent or more of our service revenue.

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

Competition

A number of companies compete with our service offerings. First Advantage’s most significant credit reporting services competitors are the three major credit repositories and Kroll Factual Data (“Kroll”). First Advantage’s most significant national competitors in employment background verifications include ChoicePoint, Kroll, U.S. Investigative Services and ADP, although hundreds of local and regional competitors also exist. In occupational health services, we believe that we have only one significant nationwide competitor, ChoicePoint; however, there are a number of local and regional companies in the industry, as well. The addition of both applicant tracking systems (“ATS”) and recruiting services brought new competitors into our mix. The ATS competitive field includes no dominant players, but rather, many small competitors focused on serving specific industries. Similarly, competition in recruiting is also very diverse and includes ATS companies, advertising agencies, job board companies, and in house recruiting departments. First Advantage’s most significant national competitors in our tax incentive services include ADP, Talx and the Big 4 accounting firms, and other small regional companies operating in that market. The resident screening industry is fragmented, with only approximately eight other companies providing significant competition to First Advantage’s business on a national level. In motor vehicle record services, there are approximately ten major competitors to First Advantage, the most predominant of which is ChoicePoint. Our transportation credit services business competes with three significant vendors. First Advantage’s insurance fraud investigative services also compete with three other companies on a national basis, with a broad spectrum of regional and local competitors. First Advantage’s due diligence services compete with a handful of small boutiques, Kroll and two or three regional firms across the country. Our computer forensics services mainly compete against the large litigation consulting practices, the Big 4 accounting firms, and Kroll. Our e-discovery business line also competes with Kroll, Electronic Evidence Discovery, and a handful of other top tier providers. There is also some competition from small regional companies and sole practitioners for both of these services. In virtually all of these markets, First Advantage competes foremost on the basis of customer service and secondarily on product and price differentiation.

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

Pursue Strategic Acquisitions. We intend to continue pursuing acquisitions of companies that would enable us to enter new markets as well as increase our share of those markets in which we are already operating. We will pursue companies with assets that will enhance our ability to fulfill orders, including companies with proprietary databases containing information for use in our products or technology that would make order placement or product delivery more efficient. We also expect to pursue acquisition opportunities which would enable us to enter into related product fields. In 2007, we expanded our international employment screening business with the acquisition of R E Austin, Ltd. We also increased our market share in our Lender Services segment with the acquisition of CredStar. Our 2006 acquisitions of TruStar Solutions, Inc., Recruiternet, Inc., SkillCheck, Inc., and HR Logix, LLC. all applicant service companies, and our acquisition of Decision HR USA, Inc., a professional employer organization, are examples of our efforts to enter into related product fields. Our 2005 acquisitions of Phoenix Research Corporation and True Data Partners, allowed us to expand the breadth of our high-end investigative services, such as e-discovery and computer forensics, in our Investigative and Litigation Support Services segment.

International Expansion. In second quarter 2005, we acquired Quest Research Ltd., the premier provider of employment screening services in India and East Asia. In fourth quarter 2005, the Company opened an employment screening office in Manila, Philippines to help serve the increasing overseas demand for screening by multinational corporations. In first quarter 2006, we acquired Brooke Consulting, a regional employment screening provider focused on Japan and Korea. In third quarter 2006, we acquired Refsure Worldwide Pty Ltd., a background screening company located in Sydney, Australia that provides services throughout Asia-Pacific. In 2007, we expanded our international employment screening business with the acquisition of R E Austin, Ltd. located in England. These strategic additions bolster the international employment screening operations of First

Advantage, situating the Company to more effectively service multinational corporations’ demands for these services. We intend to continue to pursue opportunities to offer our services outside the United States. Given the risks that face businesses around the world, we believe that international markets provide a substantial opportunity for growth. We expect that by expanding our offerings to other countries we will also enhance our ability to compete in the United States for the business of global companies.

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

Employees

We employ over 4,600 people. Of this number, approximately 1,600 are employed abroad.

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

As a result of the June 5, 2003 mergers and our acquisition of First American’s CIG and related businesses, First American and affiliates own 100% of our Class B common stock, which have ten votes per share compared to one vote per share of our Class A common stock. Consequently, First American and affiliates control over 98% of the total voting power of First Advantage and, therefore, First American has the right to control the outcome of any matter submitted for the vote or consent of First Advantage’s stockholders, unless a separate class vote is required under Delaware law. First American has the voting power to control the election of our board of directors and is able to cause an amendment of our certificate of incorporation or bylaws. First American also may be able to cause changes in our business without seeking the approval of any other party. These changes may not be beneficial to us or in the best interest of our other stockholders. For example, First American has the power to prevent, delay or cause a change in control and could take other actions that might be favorable to First American, but not necessarily to other stockholders. Similarly, subject to restrictions contained in the standstill agreement entered into as part of the June 5, 2003 mergers, First American has the voting power to exercise a controlling influence over our business and affairs and has the ability to make decisions concerning such things as:

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

We are dependent on information suppliers. If we are unable to manage successfully our relationships with a number of these suppliers, the quality and availability of our services may be harmed or could have a material adverse impact on our business.

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

We use social security numbers to generate certain reports. Social security numbers could become unavailable in the future because of changes in the law or because data suppliers decide not to supply them. If this information cannot be obtained in the future, we would be unable to generate reports as efficiently. Although names, addresses and dates of birth are used to generate reports, without the use of social security numbers, we believe that those reports would not be as complete or as accurate as the reports generated with social security numbers. Less complete or less accurate reports could adversely affect our business, financial position and results of operations. We obtain the credit header data in our databases from consumer credit reporting agencies. The data consists of names, addresses, social security numbers and dates of birth. Any of these suppliers could stop supplying this data or could substantially increase their prices. Withholding this data could materially adversely affect our business, financial position and results of operations.

We may be subject to increased regulation regarding the use of personal information.

Certain data and services we provide are subject to regulation under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Drivers Privacy Protection Act, and to a lesser extent, various other federal, state, and Local Law and regulation. Compliance with existing federal, state and local laws and regulations has not had a material adverse effect on our results of operations or financial condition to date. Nonetheless, federal, state and local laws and regulations in the United States designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may increasingly affect our operations and could result in substantial regulatory compliance expense, litigation expense and a loss of revenue.

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

Our strategy historically has been to grow through acquisitions. For example, since January 1, 2006, we completed thirteen acquisitions. We may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue our acquisition strategy or complete acquisitions on satisfactory terms. A number of our competitors also have adopted the strategy of expanding and diversifying through acquisitions. We likely will experience competition in our effort to execute on our acquisition strategy, and we expect the level of competition to increase. As a result, we may be unable to continue to make acquisitions or may be forced to pay more for the companies we are able to acquire.

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

Our revenues depend to an extent on conditions in the mortgage industry specifically and on the health of the economy in general, over which First Advantage has no control.

The downturn in the mortgage industry has resulted in a decline in revenue in our Lender Services business and has had an impact on our financial condition and results of operations. A general economic downturn could result in our customers delaying or decreasing their hiring activity, leading to reduced demand for the products and services offered by our Employer Services business.

We may not be able to realize the entire book value of goodwill from acquisitions.

As of December 31, 2007, we have approximately $695.7 million of goodwill. We have implemented the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that existing goodwill not be amortized, but instead be assessed annually for impairment or sooner if circumstances indicate a possible impairment. We will monitor for impairment of goodwill on past and future acquisitions. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. There can be no assurances that future impairment of goodwill under SFAS No. 142 will not have a material adverse effect on our business, financial condition or results of operations. The goodwill valuation is performed by management.

We currently do not plan to pay dividends; however, as a controlled company we cannot assure that such a dividend will not be paid.

We intend to retain future earnings, if any, which may be generated from operations to help finance the growth and development of our business. As a result, we do not anticipate paying dividends to stockholders for the foreseeable future; however, First American has voting power to exercise a controlling influence on whether or not to declare the payment of dividend in the future.

Our business depends on technology that may become obsolete.

We use the information technology to better serve our clients and reduce costs. This technology likely will change and may become obsolete as new technologies develop. Our future success will depend upon our ability to remain current with the rapid changes in the technologies used in our business, to learn quickly to use new technologies as they emerge and to develop new technology-based solutions as appropriate. If we are unable to do this, we could be at a competitive disadvantage. Our competitors may gain exclusive access to improved technology, which also could put us at a competitive disadvantage. If we cannot adapt to these changes, our business, financial condition or results of operations may be materially affected in an adverse manner.

Our Class A common stock has minimal liquidity due to its small public float.

Although as of December 31, 2007 there were approximately 59 million total shares of First Advantage common stock outstanding, approximately 75% are owned by First American, approximately 6% are owned by Experian and approximately 4% are held of record by Pequot Private Equity Fund II, L.P. Currently only approximately 15% of our issued and outstanding shares are freely transferable without restriction under the Securities Act. Accordingly, only a small number of shares of First Advantage actually trade—between January 1, 2007 and December 31, 2007 the average daily trading volume of our Class A common stock was approximately 92,000 shares per trading day. Consequently, our stockholders may have difficulty selling shares of our Class A common stock.

Significant stockholders may sell shares of our common stock that may cause our share price to fall.

Subject to certain restrictions, First American may at any time convert each of its shares of our Class B common stock into one share of Class A common stock. First American, Experian or Pequot may transfer shares of our common stock in a privately-negotiated transaction or to affiliates or stockholders. Any transfers, sales or distributions by First American, Experian or Pequot of a substantial amount of our Class A common stock in the marketplace, or to stockholders, or the market perception that these transfers, sales or distributions could occur, could materially and adversely affect the prevailing market prices for our Class A common stock.

Conflict of interest may arise because certain of our directors and officers are also directors and officers of the Company’s related parties.

Certain persons associated with the Company have a continuing relationship with related parties. Parker Kennedy, Chairman of the Board of First Advantage, also serves as Chief Executive Officer and Chairman of First American and as an executive officer and board member of certain of its affiliates. Mr. Kennedy, currently associated with First American, was asked to serve as a director and officer of First Advantage because of his knowledge of, and experience with, our business and its operations. As such, he may have great influence on our business decisions. Mr. Kennedy owns stock, and options to acquire stock, of First American. Donald Robert, a director of First Advantage, is the Chief Executive Officer of Experian Group, a significant supplier of ours. Frank McMahon, a director of First Advantage, also serves as Chief Financial Officer and Vice Chairman of First American. Additionally, two of our directors, David Chatham and D. Van Skilling serve on the First American board.

These affiliations with both First American and First Advantage could create, or appear to create, potential conflicts of interest when these directors are faced with decisions that could have different implications for First American and First Advantage.

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

The information industry in which we operate is highly competitive, and is expected to remain highly competitive. In each of the markets served, we compete on the basis of price, quality, customer service and product and service selection. Our competitive position in various market segments depends upon the relative strength of competitors in the segment and the resources devoted to competing in that segment. Due to their size, certain competitors may be able to allocate greater resources to a particular market segment than we can. As a result, these competitors may be in a better position to anticipate and respond to changing customer preferences, emerging technologies and market trends. In addition, new competitors and alliances may emerge to take market share away. We may be unable to maintain or strengthen our competitive position in our market segments, especially against larger competitors. We may incur additional costs to upgrade systems in order to compete. If we fail to successfully compete, our business, financial position and results of operations may be adversely affected.

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

Item 2. Properties

Our corporate headquarters is located in approximately 74,000 square feet of office space in St. Petersburg, Florida. The Company’s Florida based employment background screening group and investigative services group also reside in this office space. The lease commenced in April 2005 and terminates One Hundred Fifty-Six (156) months from the commencement date. Current monthly rent is approximately $134,000.

The Company’s Lender Services segment and certain businesses in its Dealer Services segment lease two office buildings from First American in Poway, California. The total square footage is approximately 153,000 and the monthly rent is approximately $169,000. The lease commenced in September 2005 and expires in Sixty (60) months from the commencement date.

First Advantage, through its subsidiaries, maintains approximately 87 other offices in North America and abroad. These offices, all of which are leased, comprise a total of approximately 700,000 square feet of space.

Item 3. Legal Proceedings

First Advantage’s subsidiaries are involved in litigation from time to time in the ordinary course of their businesses. We do not believe that the outcome of any pending or threatened litigation involving these entities will have a material adverse effect on our financial position, operating results or cash flows.

One subsidiary is a defendant in a class action lawsuit that is pending before the California Supreme Court, should they elect to hear the appeal. The plaintiffs allege that our subsidiary, directly and through their agents, violated the California Consumer Credit Reporting Agencies Act, California Business and Professions Code by failing to use reasonable procedures to ensure the maximum possible accuracy when issuing tenant reports and violated and the Investigative Consumer Reporting Agencies Act (ICCRA). The Court of Appeals of the Fourth Appellate District affirmed the trial court’s dismissal of plaintiff’s claims on the ground that ICCRA is too unconstitutionally vague. Plaintiff has requested that the Supreme Court review the decision. The Company does not believe that the ultimate resolution of these actions will have a material adverse affect on its financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

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

	2007		2006
	High	Low	High	Low
Quarter ended March 31,	$26.78	$21.42	$28.67	$22.22
Quarter ended June 30,	$25.46	$22.20	$26.95	$20.77
Quarter ended September 30,	$23.25	$16.61	$22.86	$19.04
Quarter ended December 31,	$19.98	$16.10	$23.34	$18.69

The approximate number of record holders of Class A common stock on January 31, 2008 was 65.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth details regarding equity securities of the Company that were authorized for issuance under equity compensation plans of the Company as of December 31, 2007.

(in thousands, except per share amount)	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plan approved by security holders (1)	4,558	$22.42	2,442
Equity compensation plan not approved by security holders (2)	56	$36.97
Warrants not approved by security holders (2)	45	$12.77

(1)	Consists of the 2003 First Advantage Incentive Compensation Plan. See Note 15 to the Company’s Notes to Consolidated Financial Statements for additional information.
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

In issuing these shares we relied on exemptions from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated pursuant to the Securities Act of 1933. We believed the issuance to be exempt from registration because First American, as a corporation with total assets in excess of $5.0 million, was an accredited investor and the transaction otherwise met the requirements for exemption from registration.

There were no shares purchased, since the inception of the Company, as part of a repurchase plan or program.

Item 6. Selected Financial Data

The Company’s operating results for the five years ended December 31, 2007 include results for the acquired entities (excluding the CIG Business) from their respective dates of acquisition. The acquisition of the CIG Business by First Advantage was a transaction between businesses under the common control of First American. In an acquisition of businesses under common control, the acquiring company records acquired assets and liabilities at historical costs. The historical income statements of First Advantage for the five years ended December 31, 2007 include the operations of the CIG Business at historical cost assuming the acquisition was completed on January 1, 2003.

Certain amounts for the year ended December 31, 2006, 2005, 2004, and 2003 have been reclassified to conform to the 2007 presentation.

On March 1, 2007, John Long submitted his resignation as the Chief Executive Officer and as a director of the Company, effective as of March 30, 2007. In connection with his resignation from the Company, Mr. Long and First Advantage entered into a Transition Agreement dated as of March 2, 2007. The Transition Agreement provides that Mr. Long will receive cash severance of $4.4 million, $2.2 million was paid in March 2007 with the remaining payment of $2.2 million scheduled to be paid in March 2008. In addition, Mr. Long received an acceleration of his unvested options and two restricted stock awards, effective March 30, 2007. An additional restricted stock award made to Mr. Long will vest during the term of restrictive covenants set forth in the Transition Agreement. Restricted stock units, previously granted to Mr. Long, will continue to vest according to the terms of First Advantage’s 2003 Incentive Compensation Plan. Based on the recommendation of the Compensation Committee, the Transition Agreement was approved by First Advantage’s board of directors on March 1, 2007. In connection with the Transition Agreement, First Advantage recorded compensation expense of $8.0 million in the first quarter of 2007, reflecting the value of the cash severance payment of $4.4 million and the value of the previously unvested restricted stock, restricted stock units and stock options. The $8.0 million of compensation expense reduced net income for the year ended December 31, 2007 by $4.7 million or $0.08 per diluted share.

The 2007 results include a pretax charge of $1.7 million ($1.0 million after tax or 2 cents per diluted share) for costs incurred in connection with continued planned operational consolidations in the Employer Services segment.

In October 2007, the Company completed the sale of its US Search business for approximately $26.5 million resulting in a gain before income taxes of approximately $20.4 million. The results of this business’ operations are reflected in the Company’s Consolidated Statements of Income and Comprehensive Income as discontinued operations. The results of this business’ operations in prior years have been reclassified to conform to the 2007 classification.

In October 2007, the Company sold approximately 2,875,000 shares of DealerTrack Holdings, Inc. (“DealerTrack”) common stock. The sale resulted in a pretax investment gain, of approximately $97.4 million or $58.4 million after tax and $0.99 per diluted share.

In fourth quarter 2006, DealerTrack completed a follow on offering of its stock. The Company recognized a pretax investment gain of approximately $7.0 million. In the fourth quarter of 2005, the Company recorded a pretax gain of $9.5 million as a result of DealerTrack’s sale of 6.7 million shares of its common stock in an initial public offering. The sale of the stock was at a price per share in excess of its carrying value.

The results of operations for the year ended December 31, 2005 include $3.2 million of nondeductible merger costs that First Advantage incurred in connection with its acquisition of the CIG Business from First American; $2.0 million of costs incurred in connection with the relocation of the company’s corporate headquarters and other office consolidations; and $0.6 million of costs related to the launch of the corporate branding initiative that was announced in June 2005.

This information is only a summary and should be read in conjunction with the audited financial statements and accompanying notes included in Item 8 “Financial Statements and Supplementary Data”.

	For the year ended December 31,
(in thousands, except per share amounts)	2007	2006	2005	2004	2003
Income Statement Data:
Service revenue	$788,135	$745,078	$581,117	$459,267	$378,251
Reimbursed government fee revenue	54,767	52,723	47,644	44,599	31,585

Total revenue	842,902	797,801	628,761	503,866	409,836
Cost of service revenue	226,984	237,021	182,829	146,778	119,769
Government fees paid	54,767	52,723	47,644	44,599	31,585

Total cost of service	281,751	289,744	230,473	191,377	151,354

Gross margin	561,151	508,057	398,288	312,489	258,482

Operating expenses	443,577	388,641	301,535	240,125	199,197

Impairment loss	—	—	—	—	1,739

Income from operations	117,574	119,416	96,753	72,364	57,546

Total interest (expense) income, net	(8,601)	(12,410)	(6,469)	(1,957)	331

Equity in earnings (loss) of investee	2,939	2,299	1,385	1,782	(326)
Gain on sale of investment	97,380	6,993	9,471	—	13,028

Income from continuing operations before income taxes and minority interest	209,292	116,298	101,140	72,189	70,579
Provision for income taxes	84,080	47,383	43,009	29,776	32,730

Income from continuing operations before minority interest	125,212	68,915	58,131	42,413	37,849
Minority interest	1,177	3,314	443	—	—

Income from continuing operations	124,035	65,601	57,688	42,413	37,849
Income (loss) and gain from discontinued operations, net of tax	14,072	560	738	(80)	36

Net Income	$138,107	$66,161	$58,426	$42,333	$37,885

Balance Sheet Data:
Total assets	$1,231,933	$1,083,188	$980,083	$572,536	$427,505
Long-term debt	$14,404	$179,531	$182,127	$86,480	$14,499
Stockholders’ equity	$883,590	$674,941	$582,848	$418,187	$369,013

Per Share Information:
Basic
Income from continuing operations	$2.11	$1.14	$1.09	$0.85	$0.79
Income from discontinued operations, net of tax	0.24	0.01	0.01	—	—

Net Income	$2.35	$1.15	$1.10	$0.85	$0.79

Diluted
Income from continuing operations	$2.10	$1.13	$1.08	$0.85	$0.79
Income from discontinued operations, net of tax	0.24	0.01	0.01	—	—

Net Income	$2.34	$1.14	$1.09	$0.85	$0.79

Weighted average shares outstanding
Basic	58,871	57,502	52,884	49,711	48,066
Diluted	59,121	58,079	53,593	50,036	48,202
Total shares outstanding at December 31,	59,095	58,179	55,765	50,084	47,723

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

First Advantage Corporation (NASDAQ: FADV) (“First Advantage” or the “Company”) provides global risk mitigation, screening services and credit reporting to enterprise and consumer customers. The Company operates in six primary business segments; Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services. First Advantage is headquartered in St. Petersburg, Florida, and has more than 4,600 employees in offices throughout North America and abroad. The current economic downturn has caused decreased service revenue in the Lender Services segment related to the mortgage industry and the Data Services segment related to lead generation and specialty finance businesses. These decreases were offset by international growth in our Employer Services and Investigative and Litigation Support Services segments.

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

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, supply chain theft and damage mitigation consulting, criminal records reselling, specialty finance credit reporting, and lead generation. Products and services offered by the Data Services segment include driver history reports, vehicle registration, credit reports on cargo shippers and brokers, individuals’ credit reports, and membership-based consumer products and services.

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

The Employer Services segment includes employment background screening, hiring management systems, occupational health services, and tax incentive services. The Employer Services segment serves approximately 20,000 customers, including approximately a quarter of the Fortune 1000 companies. Products and services relating to employment background screening include criminal records searches, employment verification, education verification, social security number verification and credit reporting. Hiring management systems provide recruiting strategies, applicant tracking, and talent management software. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs, sales and use tax programs and fleet asset management programs. The professional employer organization provides companies with comprehensive outsourced management of payroll and human resource management.

The Multifamily Services segment includes resident screening services. Resident screening services include criminal and eviction records searches, credit reporting, employment verification, lease performance and payment histories. Other products and services offered by this segment include renters’ insurance, property performance analytics and property management software. The Multifamily Services segment serves approximately 13,000 customers. The Company has a proprietary database of approximately 34 million landlord-tenant records that include eviction court records, rental histories, payment trends and landlord contributed data.

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

Basis of Presentation and Consolidation

First Advantage’s discussion and analysis of financial condition and results of operations is based upon its audited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The Company’s operating results for the years ended December 31, 2007, 2006 and 2005 include results for the acquired entities, excluding the CIG Business, from their respective dates of acquisition. The acquisition of the CIG Business by First Advantage is a transaction between businesses under the common control of First American. In an acquisition of businesses under common control, the acquiring company records acquired assets and liabilities at historical costs.

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

Impairment of Intangible and Long-Lived Assets

First Advantage carries intangible and long-lived assets at cost less accumulated amortization (where applicable). Accounting standards require that assets be written down if they become impaired. Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At such time that an impairment in value of an intangible or long-lived asset is identified, the impairment will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed a goodwill impairment test, for the year ending December 31, 2007, for all reporting units. A valuation date of September 30, 2007 was used for this impairment test and was performed by management and a third party. The test determined that each reporting unit had a fair value in excess of carrying value, therefore, no goodwill impairment was recorded.

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

Purchase Accounting

First Advantage completed two acquisitions in 2007, eleven acquisitions in 2006, and fifteen acquisitions in 2005. The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances, there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangibles assets, in particular, is very subjective. First Advantage generally uses internal cash flow models and, in certain instances, third party valuations in estimating fair values. The use of different valuation techniques and assumptions can change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense. Amounts allocated to certain assets and liabilities as of December 31, 2007 are based on preliminary estimates of fair value and may be revised in 2008. The Company does not anticipate that revisions to the amounts allocated to acquired assets and liabilities, if any, will be significant to the Company’s financial statements.

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized over the period during which an employee is required to provide services in exchange for the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, results of prior periods are not restated. Share-based compensation expense was $13.3 million ($8.5 million after tax or $0.14 per basic and diluted share) and $10.7 million ($7.8 million after tax or $0.14 per basic and diluted share) for the years ended December 31, 2007 and 2006, respectively.

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

Income Taxes

We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize the deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria established by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in either income tax expense or goodwill.

Operating Results

The following is a summary of the operating results by the Company’s business segments for the three years ended December 31, 2007.

(in thousands)	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/ Litigation Support Services	Corporate and Eliminations	Total
2007
Service revenue	$151,163	$121,788	$113,448	$233,163	$72,276	$98,955	$(2,658)	$788,135
Reimbursed government fee revenue	—	45,312	—	13,439	—	—	(3,984)	54,767

Total revenue	151,163	167,100	113,448	246,602	72,276	98,955	(6,642)	842,902
Cost of service revenue	51,191	37,381	59,540	64,366	6,805	10,378	(2,677)	226,984
Government fees paid	—	45,312	—	13,439	—	—	(3,984)	54,767

Total cost of service	51,191	82,693	59,540	77,805	6,805	10,378	(6,661)	281,751
Gross margin	99,972	84,407	53,908	168,797	65,471	88,577	19	561,151
Salaries and benefits	47,975	23,013	15,502	85,917	26,705	37,421	37,704	274,237
Facilities and telecommunications	7,571	3,074	1,296	9,947	3,769	2,503	4,260	32,420
Other operating expenses	4,525	14,383	19,825	33,182	11,496	11,028	363	94,802
Depreciation and amortization	6,792	10,250	2,775	10,625	4,880	3,471	3,325	42,118

Income (loss) from operations	$33,109	$33,687	$14,510	$29,126	$18,621	$34,154	$(45,633)	$117,574

Operating margin percentage	21.9%	27.7%	12.8%	12.5%	25.8%	34.5%	N/A	14.9%

	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/ Litigation Support Services	Corporate and Eliminations	Total
2006
Service revenue	$175,991	$128,961	$120,780	$195,180	$68,811	$59,162	$(3,807)	$745,078
Reimbursed government fee revenue	—	44,420	—	11,400	—	—	(3,097)	52,723

Total revenue	175,991	173,381	120,780	206,580	68,811	59,162	(6,904)	797,801
Cost of service revenue	57,608	42,445	64,265	58,537	6,661	11,044	(3,539)	237,021
Government fees paid	—	44,420	—	11,400	—	—	(3,097)	52,723

Total cost of service	57,608	86,865	64,265	69,937	6,661	11,044	(6,636)	289,744
Gross margin	118,383	86,516	56,515	136,643	62,150	48,118	(268)	508,057
Salaries and benefits	48,668	20,680	16,558	71,028	26,221	23,478	28,283	234,916
Facilities and telecommunications	7,291	2,589	1,585	8,297	3,706	1,748	4,332	29,548
Other operating expenses	1,398	12,803	19,430	28,979	12,573	8,311	2,909	86,403
Depreciation and amortization	6,755	10,331	2,829	8,507	4,522	3,204	1,626	37,774

Income (loss) from operations	$54,271	$40,113	$16,113	$19,832	$15,128	$11,377	$(37,418)	$119,416

Operating margin percentage	30.8%	31.1%	13.3%	10.2%	22.0%	19.2%	N/A	16.0%

	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/ Litigation Support Services	Corporate and Eliminations	Total
2005
Service revenue	$168,327	$76,711	$98,357	$143,839	$63,254	$34,580	$(3,951)	$581,117
Reimbursed government fee revenue	—	39,432	—	10,556	—	—	(2,344)	47,644

Total revenue	168,327	116,143	98,357	154,395	63,254	34,580	(6,295)	628,761
Cost of service revenue	55,094	15,609	50,218	46,654	6,232	12,980	(3,958)	182,829
Government fees paid	—	39,432	—	10,556	—	—	(2,344)	47,644

Total cost of service	55,094	55,041	50,218	57,210	6,232	12,980	(6,302)	230,473
Gross margin	113,233	61,102	48,139	97,185	57,022	21,600	7	398,288
Salaries and benefits	49,815	13,704	14,603	52,005	22,589	12,284	13,855	178,855
Facilities and telecommunications	7,146	2,007	1,283	6,259	3,318	1,204	4,026	25,243
Other operating expenses	1,341	12,018	16,305	20,309	10,884	4,123	6,485	71,465
Depreciation and amortization	6,726	5,163	2,389	5,311	4,109	1,882	392	25,972

Income (loss) from operations	$48,205	$28,210	$13,559	$13,301	$16,122	$2,107	$(24,751)	$96,753

Operating margin percentage	28.6%	36.8%	13.8%	9.2%	25.5%	6.1%	N/A	16.6%

Lender Services Segment

2007 Compared to 2006

Total service revenue was $151.2 million in 2007, a decrease of $24.8 million compared to service revenue of $176.0 million in 2006. A decrease in transactions related to the decline in the mortgage industry resulted in an overall decrease in service revenue despite an increase of $3.7 million in revenue from new products and services.

Gross margin was $100.0 million in 2007, a decrease of $18.4 million compared to gross margin of $118.4 million in 2006. The impact of the decrease in transactions and an increase in credit data costs resulted in an overall decrease in gross margin. Gross margin was 66.1% of revenue in 2007 as compared to 67.3% in 2006.

Salaries and benefits decreased by $0.7 million. Salaries and benefits were 31.7% of service revenue in 2007 compared to 27.7% during the same period in 2006. Salaries and benefits expense decreased due to an increase in capitalized personnel costs related to software development initiatives, and a decrease in incentive based compensation, partially offset by an increase in benefit costs and severance related expense. Overall headcount for the segment decreased by 49 employees, excluding an acquisition at the end of the fourth quarter.

Facilities and telecommunication expense increased by $0.3 million. Facilities and telecommunication expense were 5.0% of service revenue in 2007 compared to 4.1% in 2006.

Other operating expenses increased by $3.1 million. Other operating expenses were 3.0% of service revenue in 2007 compared to 0.8% in 2006. The change in 2007 is primarily due to an increase in bad debt expense of $3.7 million and costs related to international operations. This is partially offset by a $0.1 million decrease in temporary labor cost consisting of a $1.0 million decrease related to operations offset by $0.9 million increase for IT projects and system migrations, and an increase in the amounts allocated for IT costs, shared services, and product development initiatives.

Depreciation and amortization was flat in 2007 compared to 2006. Depreciation and amortization was 4.5% of service revenue in 2007 compared to 3.8% in 2006.

Income from operations was $33.1 million in 2007 compared to $54.3 million in 2006. The operating margin percentage decreased from 30.8% to 21.9% primarily due to the impact of the decrease in service revenue caused by the decline in the mortgage industry, costs of international operations and bad debt expense.

2006 Compared to 2005

Total service revenue was $176.0 million in 2006, an increase of $7.7 million compared to service revenue of $168.3 million in 2005. The acquisition of mortgage credit reporting businesses during the first and fourth quarters of 2005 accounted for $8.1 million of the increase, and revenue from the credit reporting portion of the business owned for more than one year decreased by $0.4 million or 0.3%.

Gross margin was $118.4 million in 2006, an increase of $5.2 million compared to gross margin of $113.2 million in 2005. Gross margin was 67.3% in 2006 and 2005.

Salaries and benefits decreased by $1.1 million. Salaries and benefits were 27.7% of service revenue in 2006 compared to 29.6% during the same period in 2005. Salaries and benefits expense increased $1.2 million due to the acquisitions during 2005 and $0.7 million due to share-based compensation recorded in 2006. However, total salaries and benefits expense decreased due to operational efficiencies achieved as a result of the two acquisitions, an increase in capitalized personnel costs related to software development projects, a decrease in benefit costs, and due to certain salary and benefit costs being absorbed by the Corporate segment in 2006.

Facilities and telecommunication increased by $0.1 million. Facilities and telecommunication expenses were 4.1% of service revenue in 2006 compared to 4.2% in 2005.

Other operating expenses increased by $0.1 million. Other operating expenses were 0.8% of service revenue in 2006 and 2005. Other operating expenses increased by $1.1 million due to the acquisitions during 2005, however operating expenses from the credit reporting portion of the business owned for more than one year decreased by $1.0 million due to operational efficiencies and an increase in the amounts allocated to the Data Services segment for IT costs related to supporting the credit platform utilized to process direct to consumer oriented credit reporting solutions, and an increase in the amounts allocated to the Dealer Services and Data Services segments for shared services and product development initiatives.

Depreciation and amortization was 3.8% of service revenue in 2006 compared to 4.0% in 2005.

Income from operations was $54.3 million in 2006 compared to $48.2 million in 2005. The operating margin percentage increased from 28.6% to 30.8% primarily due to lower salaries and benefit expenses in 2006 compared to 2005. Operating income from existing businesses increased by $3.0 million.

Data Services Segment

2007 Compared to 2006

Total service revenue was $121.8 million in 2007, a decrease of $7.2 million compared to 2006 service revenue of $129.0 million. The decrease is primarily due to the decline in the lead generation business as a result of the weakness in the credit markets in the second half of 2007. This decrease is offset by an increase in revenue from the sale of credit reports.

Salaries and benefits increased $2.3 million. Salaries and benefits were 18.9% of service revenue in 2007 compared to 16.0% in 2006. The overall increase is due to increased staffing levels and related salaries and benefit costs needed to support the growth of the businesses, and is due to bringing services in-house that had previously been outsourced in order to gain additional control over processes that impact their service to clients, as well as gain cost efficiencies.

Facilities and telecommunications increased $0.5 million. The current year expense as a percentage of service revenue was 2.5%, compared to 2.0% in 2006. The increase is primarily due to the increase in rent and telecom costs as a result of two of the businesses moving their offices.

Other operating expenses increased $1.6 million. As a percentage of service revenue, other operating expenses were 11.8% and 9.9% for years ended 2007 and 2006, respectively. The increase is due to increased allocated accounting and finance expenses, and increased marketing expenses.

Depreciation and amortization was flat in 2007 compared to 2006. Depreciation and amortization was 8.4% of service revenue in 2007 compared to 8.0% in 2006.

Operating income decreased $6.4 million. The operating margin was 27.7% for 2007 compared to 31.1% for 2006. The decrease is primarily due to a decline in revenue at the lead generation business and increases in salaries and benefits and other operating expenses.

2006 Compared to 2005

Total service revenue was $129.0 million in 2006, an increase of $52.3 million compared to 2005 service revenue of $76.7 million. The increase is primarily due to the fourth quarter 2005 acquisition of a lead generation business. This business accounted for $43.4 million of the increase. The segment experienced 12.8% in organic growth from prior year. The organic growth is related to an increase in products and services offered, several new customers and increased transaction volume to current customers.

Salaries and benefits increased $7.0 million. Salaries and benefits were 16.0% of service revenue in 2006 compared to 17.9% in 2005. The expense increase is primarily due to the 2005 acquisition, an overall increase in employees, and $0.7 million in share-based compensation recorded in 2006. The overall increase in employees is due to increased staffing to reduce outsourced projects.

Facilities and telecommunications increased $0.6 million. The current year expense as a percentage of service revenue was 2.0%, compared to 2.6% in 2005. The increase in expense is primarily due to the fourth quarter 2005 acquisition.

Depreciation and amortization expenses were 3.8% of service revenue in 2006 as compared to 4.0% in 2005.

Other operating expenses increased $0.8 million. As a percentage of service revenue, other operating expenses were 9.9% and 15.7% for years ended 2006 and 2005, respectively. Other operating expenses increased $1.1 million related to the 2005 acquisition. The remaining increase is due to increased allocated IT expenses from the Lender Services segment. These increases are offset by a decrease in purchased services related to increased staffing to reduce outsourced projects. The decrease as a percentage of service revenue is due to operating efficiencies achieved at business owned more than a year.

Operating income increased $11.9 million. The increase is primarily due to the 2005 acquisition. The operating margin was 31.1% for 2006 compared to 36.8% for 2005. The decrease in the operating margin is primarily due to the sales mix and related margins. The lead generation business acquired in 2005 has a relatively lower operating margin in relation to the other businesses in the segment primarily due to amortization of intangibles.

Dealer Services

2007 Compared to 2006

Total service revenue was $113.4 million in 2007, a decrease of $7.4 million compared to service revenue of $120.8 million in 2006. A 42% decrease in revenues in the automotive lead generation business resulted in an overall decrease in service revenue, offset by an increase in transactions which accounted for a 6.8% increase in credit report related revenues.

Cost of service revenue was $59.5 million in 2007, a decrease of $4.8 million compared to cost of service revenue of $64.3 million in 2006. An increase in cost of service revenue based on an increase in credit report related transactions was offset by a decrease in cost of service revenue on the lower margin automotive lead generation business.

Salaries and benefits decreased $1.1 million. Salaries and benefits were 13.7% of service revenue in 2007 and in 2006. Salaries and benefits expense decreased due to operational efficiencies which included relocation and consolidation of certain functions of the automotive lead generation business during the fourth quarter of 2006 and first quarter of 2007.

Facilities and telecommunication expense decreased by $0.3 million. Facilities and telecommunication expense was 1.1% of service revenue in 2007 as compared to 1.3% of service revenue in 2006. Facilities and telecommunication expense decreased due to operational efficiencies which included relocation and consolidation of facilities for the automotive lead generation business.

Other operating expenses increased by $0.4 million. Other operating expenses were 17.5% of service revenue in 2007 compared to 16.1% in 2006. The increase in 2007 is due to an increase in marketing expenses related to the introduction of new products and services and an increase in allocations for shared services and product development initiatives, partially offset by a decrease in bad debt expense and contract labor at the automotive lead generation business.

Depreciation and amortization expenses were 2.4% of service revenue in 2007 as compared to 2.3% in 2006.

Income from operations was $14.5 million in 2007 compared to $16.1 million in 2006. The operating margin percentage decreased from 13.3% to 12.8% primarily due to the decline of operating results in the automotive lead generation subsidiary.

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

Salaries and benefits increased by $2.0 million. Salaries and benefits were 13.7% of service revenue in 2006 compared to 14.8% in the same period in 2005. Salaries and benefits expense increased $2.3 million due to the acquisition of an automotive lead generation business during the second quarter of 2005 and $0.4 million due to share-based compensation recorded in 2006. However, salaries and benefits from existing businesses decreased by $0.7 million due to operational efficiencies and a decrease in benefits costs.

Facilities and telecommunication increased by $0.3 million as a result of the acquisition of an automotive lead generation business during the second quarter of 2005. Facilities and telecommunication expenses were 1.3% of service revenue in 2006 and in 2005.

Other operating expenses increased by $3.1 million. Other operating expenses were 16.1% of service revenue in 2006 compared to 16.6% in 2005. Other operating expenses increased $2.3 million due to the acquisition of an automotive lead generation business during the second quarter of 2005, of which $1.2 million related to an increase in the allowance reserve, and other operating expenses from existing businesses increased $0.8 million, and an increase in amounts allocated from the Lender Services segment for shared services and product development initiatives.

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

Employer Services

2007 Compared to 2006

Service revenue was $233.2 million, an increase of $38.0 million compared to prior year. The increase is primarily related to the nine 2006 acquisitions in the segment. Specifically, the acquired hiring management solutions division added $4.9 million and the background screening division acquisitions added $13.8 million in service revenue to the segment. In addition, the segment showed increased volumes from the passing of the Work Opportunity Tax Credit (“WOTC”) program in late 2006. These increases were offset by a decrease in revenue at the occupational health division of $2.6 million.

Salaries and benefits increased $14.9 million. Salaries and benefits were 36.8% of service revenue in 2007 compared to 36.4% in 2006. The expense increase is primarily due to acquisitions, international growth, and severance expense of approximately $0.9 million recorded for office closures.

Facilities and telecommunication expense increased $1.7 million. The current year expense as a percentage of service revenue was 4.3%, which is comparable to 2006. The segment recorded approximately $.3 million in future lease expense related to office consolidations. The remaining increase in expense is primarily due to the acquisitions and international expansion, partially offset by office consolidations.

Other operating expenses increased $4.2 million. As a percentage of service revenue, other operating expenses were 14.2% and 14.8% for years ended 2007 and 2006, respectively. The increase in operating expenses is primarily due to the acquisitions, international growth, and approximately $0.5 million in expenses related to office closures.

Depreciation and amortization increased $2.1 million. Depreciation and amortization expense was 4.6% of service revenue for the year ended 2007 compared to 4.4% for the same period of 2006. The increase is primarily due to the amortization of the acquired intangible assets.

Operating income increased $9.3 million. The operating margin was 12.5% for 2007 compared to 10.2% for 2006. The increase is primarily due to revenue and earnings growth in most product lines offset by a decline in the occupational health business and $1.7 million in expense related to consolidating offices.

2006 Compared to 2005

Service revenue was $195.2 million, an increase of $51.3 million compared to prior year. The increase is primarily related to the six 2005 acquisitions and nine 2006 acquisitions in the segment. Specifically, the acquired hiring management solutions division added $25.7 million and the background screening division acquisitions added $19.3 million in service revenue to the segment. In addition, the segment increased volumes from the Hurricane Katrina tax credit program, offset by decreased revenue from the delayed passing of the WOTC program.

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

Multifamily Services

2007 Compared to 2006

Total service revenue was $72.3 million in 2007, an increase of $3.5 million compared to 2006. The increase is primarily due the segment’s organic growth of approximately 5%. The organic growth is related to increases in criminal searches and commissions on renters’ insurance.

Salaries and benefits increased $0.5 million. Salaries and benefits were 36.9% of service revenue in 2007 compared to 38.1% in 2006. The increase is primarily related to customary annual salary increases offset by strategic reductions in employees.

Facilities and telecommunication expense was flat in comparing 2007 to 2006. Facilities and telecommunication expense was 5.2% and 5.4% of service revenue in 2007 and 2006, respectively.

Other operating expenses decreased $1.1 million. As a percentage of service revenue, other operating expenses were 15.9% and 18.3% in 2007 and 2006, respectively. The decrease is related to reduced costs of leased equipment, software and marketing expense.

Depreciation and amortization increased by $0.4 million. Depreciation and amortization was 6.8% and 6.6% of service revenue for the year ended December 31, 2007 and 2006, respectively. The increase is related to an increase in developed software projects.

Operating income increased by $3.5 million. Operating margin is 25.8% in 2007 compared to 22.0% in 2006. The increase in operating income and margin is primarily due to the containment of costs coupled with the revenue growth.

2006 Compared to 2005

Total service revenue was $68.8 million in 2006, an increase of $5.6 million compared to 2005. The increase is primarily due to late 2005 acquisitions in the segment. The segment’s organic growth was approximately 2%.

Salaries and benefits increased $3.6 million. Salaries and benefits were 38.1% of service revenue in 2006 compared to 35.7% in 2005. The increase is primarily related to companies acquired in late 2005 and $0.8 million in share-based compensation expense recorded in 2006.

Facilities and telecommunications increased $0.4 million. Facilities and telecommunications were 5.4% of service revenue in 2006 which is comparable to prior year.

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

Investigative and Litigation Support Services

2007 Compared to 2006

Total service revenue was $99.0 million in 2007, an increase of $39.8 million compared to 2006 service revenue of $59.2 million. The increase is primarily due to the continued growth in the segment’s electronic discovery business of the Litigation Support Services division.

Cost of service revenue was $10.4 million in 2007, a decrease of $0.7 million compared to 2006. Cost of service revenue as a percentage of service revenue decreased from 18.7% to 10.5% due to the decrease in revenue at the investigative business, which is a lower margin business.

Salaries and benefits increased by $13.9 million. Salaries and benefits were 37.8% of service revenue in 2007 compared to 39.7% in 2006. The increase in expense is due increases in incentive compensation and commissions as a result of the revenue growth.

Facilities and telecommunications increased $0.8 million. Facilities and telecommunications were 2.5% of service revenue in 2007 compared 3.0% in the prior year. The increase is primarily due to the growth in the Litigation Support Services division.

Other operating expenses increased by $2.7 million and were 11.1% of service revenue in 2007 compared to 14.0% in 2006. The increase is primarily due to increased international travel and the growth in the Litigation Support Services division.

Depreciation and amortization increased by $0.3 million. The increase is the result of the increase in capital equipment related to growth.

Income from operations was $34.2 million in 2007 compared to $11.4 million in 2006. The increase is primarily due to increased revenues at the higher margin electronic discovery business as opposed to surveillance services.

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

Salaries and benefits increased by $11.2 million. Salaries and benefits were 39.7% of service revenue in 2006 compared to 35.5% in 2005. The increase is due to $0.6 million in share-based compensation expense recorded, an increase in bonus expense, and an overall increase related to acquisitions offset by a decrease in staffing at the investigative division.

Facilities and telecommunications increased $0.5 million. Facilities and telecommunications were 3.0% of service revenue in 2006 compared 3.5% in the prior year. The increase is primarily due to the 2005 acquisition and related expenses.

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

Corporate

2007 Compared to 2006

Corporate costs and expenses primarily represent compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. Additional costs were incurred for the increased level of professional fees for data security and increased staffing in the technology, accounting, human resources, and legal departments to support corporate growth. The corporate expenses were $45.6 million in 2007, an increase of $8.2 million compared to 2006. The current year expenses were impacted by the $8.0 million of severance costs related to the termination of the former CEO’s employment.

2006 Compared to 2005

Corporate costs and expenses primarily represent compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. Additional costs were incurred for the increased level of professional fees for audit related services, Sarbanes Oxley compliance, data security and increased staffing in the technology, accounting, human resources, and legal departments to support corporate growth. The corporate expenses were $37.4 million in 2006, an increase of $12.7 million compared to 2005. The prior year expense was impacted by the following expenses not recurring in 2006; (a) $3.2 million related to CIG acquisition costs; (b) $2.0 million related to relocation expenses; and (c) $0.6 million related to launching the Company’s branding initiative. Salaries and benefits increased $14.4 million due to corporate growth and approximately $5.8 million in share-based compensation expense recorded in 2006 related to the adoption of SFAS No. 123R. The remaining increase is related to the new Corporate headquarters and related expenses.

Consolidated Results

2007 Compared to 2006

Consolidated service revenue for the year ended December 31, 2007 was $788.1 million, an increase of $43.0 million compared to service revenue of $745.1 million in 2006. Acquisitions accounted for $24.4 million of the increase and organic growth for the year ended December 31, 2007 was 2.6%.

Salaries and benefits were 34.8% of service revenue for 2007 and 31.5% for 2006. The increase is related to additional employees added through acquisitions and company growth. In addition, approximately $13.3 million in expense was recorded for share-based compensation in 2007 compared to $10.7 million in 2006.

Facilities and telecommunication expense increased by $2.9 million compared to the same period in 2006. Facilities and telecommunication expense was 4.1% of service revenue for 2007 and 4.0% in the same period of 2006. The increase is primarily related to acquisitions, relocation expenses and international expansion.

Other operating expenses increased by $8.4 million compared to 2006. Other operating expenses were 12.0% of service revenue for year ended December 31, 2007 and 11.6% compared to the same period for 2006. The increase is due to acquisitions, and increased marketing, software, international travel, legal and professional expenses.

Depreciation and amortization increased by $4.3 million due to an overall increase in amortization of intangible assets as a result of acquisitions, rollout of software initiatives and capital asset investment for organic growth.

Income from operations was $117.6 million for the 2007 compared to $119.4 million for 2006. The decrease of $1.8 million is comprised of an increase in operating income of $9.3 million at the Employer Services segment, $22.8 million at the Investigative and Litigation Support Services segment and $3.5 million at the Multifamily Services segment, offset by a decrease in operating income of $21.2 million at the Lender Services segment, $6.4 million at the Data Services segment, $1.6 million at the Dealer Services segment and an increase of Corporate expenses of $8.2 million.

The consolidated operating margin was 14.9% for the year ended December 31, 2007, compared to 16.0% for the same period in 2006. The decrease in margin is primarily due to the decline in revenue and margins in the Lender Services and Data Services segments, offset by the increased revenue and margins in the Investigative and Litigation Services segment.

2006 Compared to 2005

Consolidated service revenue for the year ended December 31, 2006 was $745.1 million, an increase of $164.0 million compared to service revenue of $581.1 million in 2005. Acquisitions accounted for $147.2 million of the increase. Organic growth for the year ended December 31, 2006 was 3.3%.

Salaries and benefits were 31.5% of service revenue for 2006 and 30.8% for 2005. The increase is related to additional employees added through acquisitions and company growth. In addition, approximately $10.7 million in expense was recorded for share-based compensation in 2006.

Facilities and telecommunication increased by $4.3 million compared to the same period in 2005. Facilities and telecommunication expenses were 4.0% of service revenue for 2006 and 4.3% in the same period of 2005. Approximately $2.0 million in relocation expenses were recorded in 2005. The increase in facilities and telecommunication expenses is primarily due to acquisitions and increased costs related to the new corporate facilities.

Other operating expenses increased by $14.9 million compared to 2005. Other operating expenses were 11.6% of service revenue for year ended December 31, 2006 and 12.3% compared to the same period for 2005. The increase is due to acquisitions, and increased marketing, legal and professional fees related to data security and compliance.

Depreciation and amortization increased by $11.8 million due to an overall increase in amortization of intangible assets as a result of acquisitions and asset additions.

Income from operations was $119.4 million for the 2006 compared to $96.8 million for 2005. The increase of $22.6 million is comprised of an increase in operating income of $6.0 million in the Lender Services segment, $11.9 million in the Data Services segment, $2.6 million in the Dealer Services segment, $6.5 million in Employer Services and $9.3 million in the Investigative and Litigation Support Services segment offset by a decrease in operating income of $1.0 million at the Multifamily Services segment and an increase of Corporate expenses of $12.7 million.

The consolidated operating margin was 16.0% for the year ended December 31, 2006, compared to 16.6% for the same period in 2005. The decrease in margin is primarily due to the increase in infrastructure, security and compliance costs incurred to support company-wide growth, and the share-based compensation expense recorded in 2006.

Liquidity and Capital Resources

Overview

The Company’s principal sources of capital include, but are not limited to, existing cash balances, operating cash flows and borrowing under its Secured Credit Facility (see Note 9 to the Consolidated Financial Statements). The Company’s short-term and long-term liquidity depends primarily upon its level of net income, working capital management (accounts receivable, accounts payable and accrued expenses) and bank borrowings. The Company believes that, based on current forecasts and anticipated market conditions, sufficient operating cash flow will be generated to meet substantially all operating needs, to make planned capital expenditures, scheduled debt payments, and tax obligations for the next twelve months. Any material variance of operating results could require us to seek other funding alternatives including raising additional capital.

In 2007, 2006 and 2005, First Advantage sought to acquire other businesses as part of its growth strategy. The Company will continue to evaluate acquisitions in order to achieve economies of scale, expand market share and enter new markets.

While uncertainties within the Company’s industry exist, management is not aware of any trends or events likely to have a material adverse effect on liquidity or the accompanying financial statements. Management expects continued weakness in the real estate and mortgage markets impacting the Company’s Lender Services segment and certain businesses in the Data Services segment. Given this outlook, management of these segments will focus on expense reductions and operating efficiencies.

Statement of Cash Flows

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank syndication. As of December 31, 2007, cash and cash equivalents were $76.6 million.

Cash provided by operating activities of continuing operations was $141.0 million; $91.8 million; and $70.7 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Cash provided from operating activities of continuing operations increased by $49.2 million from 2006 to 2007. The increase was derived from 2007 income from continuing operations of $124.0 million compared to $65.6 million in 2006. Depreciation and amortization increased by $4.3 million, bad debt expense increased by $2.9 million and share-based compensation increased by $2.6 million, offset by a $97.4 million gain on the sale of DealerTrack shares. The primary changes in operating assets and liabilities were due to an increase in income tax liabilities, an increase in accrued compensation and an increase in accounts receivable collections offset by payments to affiliates and payments made for accrued liabilities.

Cash provided from operating activities of continuing operations increased by $21.1 million from 2005 to 2006. The increase was derived from 2006 income from continuing operations of $65.6 million compared to $57.7 million in 2005, an increase in depreciation and amortization of $11.8 million, an increase in minority interests of $2.9 million and share-based compensation of $10.7 million recorded in 2006. The primary changes in operating assets and liabilities were due to an increase in accounts receivable offset by increases in accounts payable, and accrued compensation.

Cash provided by investing activities of continuing operations was $53.9 million for the year ended December 31, 2007. Cash used in investing activities of continuing operations was $62.8 million, and $153.2 million for the years ended December 31, 2006 and 2005, respectively. In 2007, cash in the amount of $33.9 million was used for acquisitions compared to $34.6 million in 2004 and $153.6 million in 2005. Purchases of property and equipment were $36.7 million in 2007 compared to $28.3 million in 2006 and $18.2 million in 2005. Database development costs were $3.6 million in 2007 compared to $3.6 million in 2006 and $3.4 million in 2005. Proceeds from sale of DealerTrack shares as discussed in Note 2 to the Consolidated Financial Statements were $128.1 million. The proceeds were used to pay down the Company’s debt.

Cash used in financing activities of continuing operations was $167.9 million in 2007 and $25.6 million in 2006 compared to cash provided by financing activities of $101.0 million for the year ended December 31, 2005. Proceeds from bank financing were $50.2 million, $71.5 million and $180.1 million for the years ended 2007, 2006 and 2005, respectively. First American contributed $3.8 million in 2007 and $45.0 million in 2005 to LeadClick Holdings LLC (70% owned by First Advantage and 30% owned by First American), a consolidated subsidiary of First Advantage, which acquired LeadClick Media, Inc. Repayment of debt was $222.0 million in 2007, $97.0 million in 2006, and $106.9 million in 2005. The CIG Business made a cash distribution to First American of $25.7 million prior to the 2005 acquisition.

Net cash provided by discontinued operations was $18.0 million in 2007. Net cash used in discontinued operations was minimal in 2006 and 2005 for the US Search business.

Certain acquisitions have success consideration payments or earn-out provisions included in the purchase agreements. At December 31, 2007, the Company estimates that approximately $42.0 million in additional consideration will be paid in the next twelve months in connection with these acquisitions. The payments will be in the form of cash, stock and debt. The actual amount of the consideration is dependent upon the future operating results of the respective acquisitions. The Company will record the fair value of the success consideration issued as an additional cost of the respective acquired entities at such time as the contingency is resolved and the additional consideration is distributable. The additional cost will be recorded to goodwill.

Debt and Capital

At December 31, 2007, the Company had available lines of credit of $220.9 million.

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

The agreement contains usual and customary provisions regarding acceleration. In the event of a default by the Company under the credit facility, the lenders will have no further obligation to make loans or issue letters of credit and in some cases may, at the option of a majority of the lenders, declare all amounts owed by the Company immediately due and payable and require the Company to provide collateral, and in some cases any amounts owed by the Company under the credit facility will automatically become immediately due and payable. There was no outstanding balance related to the credit facility at December 31, 2007.

At December 31, 2007, the Company was in compliance with the financial covenants of its loan agreements.

First Advantage filed an amended Registration Statement with the Securities and Exchange Commission for the issuance of up to 5,000,000 shares of our Class A common stock, par value $0.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on January 9, 2006. As of December 31, 2007, 1,338,631 shares were issued.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 2,000,000 shares of our Class A common stock, par value $0.001 per share, from time to time for general corporate purposes. The Registration Statement was declared effective on January 3, 2005. No shares have been issued as of December 31, 2007.

Contractual Obligations and Commercial Commitments

First Advantage leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that First Advantage will pay insurance and applicable taxes.

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

The following is a schedule of long-term contractual commitments as of December 31, 2007 over the periods in which they are expected to be paid.

(in thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Advertising commitments	$358	$—	$—	$—	$—	$—	$358
Minimum contract purchase commitments	2,011	642	194	153	—	—	3,000
Operating leases	17,527	13,667	10,104	8,033	6,473	19,756	75,560
Debt and capital leases	18,282	8,114	6,290	—	—	—	32,686
Interest payments related to debt (1)	1,780	924	423	—	—	—	3,127

Total(2)	$39,958	$23,347	$17,011	$8,186	$6,473	$19,756	$114,731

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.
(2)	Excludes FIN 48 tax liability of $1.7 million due to uncertainty of payment period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” The Company had no holdings of derivative financial instruments at December 31, 2007 and our total liabilities as of December 31, 2007 consist primarily of notes payable, accounts payable and accrued liabilities.

The Company’s fixed rate debt consists primarily of uncollateralized term notes. In addition, the Company has $18.0 million of variable rate debt outstanding. Based on the Company’s current outstanding debt, a 1% increase in interest rates would result in an immaterial change in expense and net income.

Foreign Currency Exchange Rate Risk

The majority of the Company’s revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, the Company does transact business in other currencies. The Company’s international operations represent an aggregate of approximately 11% of its consolidated service revenues from continuing operations during the year ended December 31, 2007, and approximately 8% of consolidated total assets at December 31, 2007.

The Company is required to translate, or express in U.S. dollars, the assets and liabilities of its foreign subsidiaries that are denominated or measured in foreign currencies at the applicable year-end rate of exchange on the Company’s Consolidated Balance Sheets. The Company records the resulting translation adjustment, and gains and losses resulting from the translation of intercompany balances of a long-term investment nature, as components of its shareholders’ equity. Other immaterial foreign currency transaction gains and losses are recorded in the Company’s Consolidated Statements of Income and Comprehensive Income. The Company has not hedged translational foreign currency exposure.

For the year ended December 31, 2007, a 10% fluctuation in the exchange rate between the U.S. dollar and our foreign currencies would result in an immaterial change in revenues and net income.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of First Advantage Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of First Advantage Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

February 28, 2008

First Advantage Corporation

Consolidated Balance Sheets

(in thousands)	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$76,600	$31,562
Accounts receivable (less allowance for doubtful accounts of $7,413 and $6,487 in 2007 and 2006, respectively)	151,640	137,485
Prepaid expenses and other current assets	11,091	10,098
Income tax receivable	—	6,155
Deferred income tax asset	26,023	12,051
Assets of discontinued operations (Note 4)	—	6,735

Total current assets	265,354	204,086
Property and equipment, net	80,949	65,629
Goodwill	695,744	648,427
Customer lists, net	66,035	74,419
Other intangible assets, net	23,015	28,324
Database development costs, net	11,105	10,640
Marketable equity securities	85,476	—
Investment in equity investee	—	55,001
Other assets	4,255	3,397

Total assets	$1,231,933	$1,089,923

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,583	$43,293
Accrued compensation	44,344	34,759
Accrued liabilities	13,085	21,237
Deferred income	9,474	8,397
Income tax payable	51,721	—
Due to affiliates	6,750	4,776
Current portion of long-term debt and capital leases	18,282	20,794
Liabilities of discontinued operations (Note 4)	—	3,669

Total current liabilities	189,239	136,925
Long-term debt and capital leases, net of current portion	14,404	179,531
Deferred income tax liability	90,785	44,802
Other liabilities	5,494	5,311

Total liabilities	299,922	366,569

Minority interest	48,421	48,413

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 125,000 shares authorized; 11,368 and 10,452 shares issued and outstanding as of December 31, 2007 and 2006, respectively	11	10
Class B common stock, $.001 par value; 75,000 shares authorized; 47,727 shares issued and outstanding as of December 31, 2007 and 2006	48	48
Additional paid-in capital	488,683	455,657
Retained earnings	355,745	218,566
Accumulated other comprehensive income	39,103	660

Total stockholders’ equity	883,590	674,941

Total liabilities and stockholders’ equity	$1,231,933	$1,089,923

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands, except per share amounts)	2007	2006	2005
Service revenue	$788,135	$745,078	$581,117
Reimbursed government fee revenue	54,767	52,723	47,644

Total revenue	842,902	797,801	628,761

Cost of service revenue	226,984	237,021	182,829
Government fees paid	54,767	52,723	47,644

Total cost of service	281,751	289,744	230,473

Gross margin	561,151	508,057	398,288

Salaries and benefits	274,237	234,916	178,855
Facilities and telecommunications	32,420	29,548	25,243
Other operating expenses	94,802	86,403	71,465
Depreciation and amortization	42,118	37,774	25,972

Total operating expenses	443,577	388,641	301,535

Income from operations	117,574	119,416	96,753

Interest (expense) income:
Interest expense	(10,637)	(13,319)	(6,618)
Interest income	2,036	909	149

Total interest (expense) income, net	(8,601)	(12,410)	(6,469)
Equity in earnings of investee	2,939	2,299	1,385
Gain on investment	97,380	6,993	9,471

Income from continuing operations before income taxes and minority interest	209,292	116,298	101,140
Provision for income taxes	84,080	47,383	43,009

Income from continuing operations before minority interest	125,212	68,915	58,131
Minority interest	1,177	3,314	443

Income from continuing operations	124,035	65,601	57,688
Income from discontinued operations, net of tax	1,935	560	738
Gain on sale of discontinued operations, net of tax	12,137	—	—

Net income	138,107	66,161	58,426
Other comprehensive income, net of tax:
Foreign currency translation adjustments	3,531	299	103
Unrealized gain on investment	34,912	—	—

Comprehensive income	$176,550	$66,460	$58,529

Basic income per share:
Income from continuing operations	$2.11	$1.14	$1.09
Income from discontinued operations, net of tax	0.03	0.01	0.01
Gain on sale of discontinued operations, net of tax	0.21	—	—

Net income	$2.35	$1.15	$1.10

Diluted income per share:
Income from continuing operations	$2.10	$1.13	$1.08
Income from discontinued operations, net of tax	0.03	0.01	0.01
Gain on sale of discontinued operations, net of tax	0.21	—	—

Net income	$2.34	$1.14	$1.09

Weighted-average common shares outstanding:
Basic	58,871	57,502	52,884
Diluted	59,121	58,079	53,593

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2005	50,084	$50	$298,243	$119,636	$258	$418,187
Distribution to First American from CIG prior to merger	—	—	—	(25,657)	—	(25,657)
Contribution from First American for CIG liabilities prior to merger	—	—	4,608	—	—	4,608
Net income for 2005	—	—	—	58,426	—	58,426
Class A Shares issued in connection with acquisitions	2,015	2	51,231	—	—	51,233
Class A Shares issued in connection with warrants, share-based compensation, and benefit plans	446	1	8,504	—	—	8,505
Class B Shares issued in connection with acquisitions	2,244	2	46,553	—	—	46,555
Class B Shares issued in connection with conversion of debt	976	1	19,999	—	—	20,000
Tax benefit related to stock options	—	—	888	—	—	888
Foreign currency translation	—	—	—	—	103	103

Balance at December 31, 2005	55,765	$56	$430,026	$152,405	$361	$582,848
Net income for 2006	—	—	—	66,161	—	66,161
Class A Shares issued in connection with acquisitions	552	—	13,103	—	—	13,103
Class A Shares issued in connection with warrants, share-based compensation, and benefit plans	212	—	4,106	—	—	4,106
Class B Shares issued in connection with CIG acquisition	1,650	2	(2)	—	—	—
Settlement with First American for CIG liabilities prior to merger	—	—	(1,129)	—	—	(1,129)
Tax benefit related to stock options	—	—	(12)	—	—	(12)
Share-based compensation	—	—	9,565	—	—	9,565
Foreign currency translation	—	—	—	—	299	299

Balance at December 31, 2006	58,179	$58	$455,657	$218,566	$660	$674,941
Net income for 2007	—	—	—	138,107	—	138,107
Class A Shares issued in connection with acquisitions	444	—	10,912	—	—	10,912
Cumulative effect of the adoption of FIN 48	—	—	—	(928)	—	(928)
Class A Shares issued in connection with warrants, share-based compensation, and benefit plans	472	1	11,141	—	—	11,142
Tax benefit related to stock options	—	—	204	—	—	204
Share-based compensation	—	—	10,769	—	—	10,769
Foreign currency translation	—	—	—	—	3,531	3,531
Unrealized gain on investment, net of tax	—	—	—	—	34,912	34,912

Balance at December 31, 2007	59,095	$59	$488,683	$355,745	$39,103	$883,590

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$138,107	$66,161	$58,426
Income from discontinued operations	1,935	560	738
Gain on sale of discontinued operations	12,137	—	—

Income from continuing operations	$124,035	$65,601	$57,688
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	42,118	37,774	25,972
Bad debt expense	8,496	5,587	1,477
Share-based compensation	13,258	10,673	—
Minority interests in net income	1,177	3,314	443
Equity in earnings of investee	(2,939)	(2,299)	(1,385)
Deferred income tax	(4,996)	6,188	18,286
Gain on investment	(97,380)	(6,993)	(9,471)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19,261)	(29,287)	(13,496)
Prepaid expenses and other current assets	(1,014)	(2,949)	(2,582)
Other assets	(765)	608	(223)
Accounts payable	602	788	(6,581)
Accrued liabilities	(8,389)	(4,871)	(533)
Deferred income	646	117	(1,675)
Due to affiliates	1,951	7,532	3,378
Income tax accounts	68,561	(6,606)	(5,136)
Accrued compensation and other liabilities	14,864	6,576	4,540

Net cash provided by operating activities—continuing operations	140,964	91,753	70,702

Net cash (used in) provided by operating activities—discontinued operations	(6,368)	1,563	716

Cash flows from investing activities:
Database development costs	(3,616)	(3,560)	(3,434)
Purchases of property and equipment	(36,735)	(28,324)	(18,244)
Proceeds from sale of investment	128,064	—	—
Notes receivable	—	—	4,000
Cash paid for acquisitions	(33,908)	(34,642)	(153,605)
Cash balance of companies acquired	136	3,745	18,060

Net cash provided by (used in) investing activities—continuing operations	53,941	(62,781)	(153,223)

Net cash provided by (used in) investing activities—discontinued operations	24,319	(1,347)	(858)

Cash flows from financing activities:
Proceeds from long-term debt	50,222	71,516	180,081
Repayment of long-term debt	(222,020)	(96,963)	(106,870)
Cash contributions from First American to LeadClick Holdings, LLC	3,881	—	45,000
Proceeds from Class A Shares issued in connection with stock option plan and employee stock purchase plan	3,760	2,463	7,603
Distribution to First American from CIG prior to the merger	—	—	(25,657)
Distribution to minority interest shareholders	(3,930)	(2,613)	—
Tax benefit related to stock options	204	(12)	888

Net cash (used in) provided by financing activities—continuing operations	(167,883)	(25,609)	101,045

Effect of exchange rates on cash	65	(18)	2

Net increase in cash and cash equivalents	45,038	3,561	18,384
Cash and cash equivalents at beginning of period	31,562	28,217	9,691
(Increase) decrease in cash and cash equivalents of discontinued operations	—	(216)	142

Cash and cash equivalents at end of period	$76,600	$31,562	$28,217

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)	2007	2006	2005
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,311	$13,238	$4,769

Cash paid for income taxes	$30,004	$47,841	$8,803

Non-cash investing and financing activities:
Class A Shares issued in connection with acquisitions	$10,912	$13,103	$51,233

Notes and deferred payments in connection with acquisitions	$3,932	$9,039	$56,191

Class A Shares issued for compensation	$7,383	$1,643	$902

Class B Shares issued in connection with acquisitions	$—	$—	$46,555

Class B Shares issued for converted debt	$—	$—	$20,000

Unrealized gain on investment	$34,912	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

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

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, supply chain theft and damage mitigation consulting, criminal records reselling, specialty finance credit reporting, consumer credit reporting and lead generation services.

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

In September 2005, the Company completed the acquisition of The First American Corporation’s (“First American”) Credit Information Group (“CIG”) Business. First Advantage paid for the CIG Business and related businesses with 29,073,170 shares of its Class B common stock. First American and affiliates own approximately 81% of the shares of capital stock of the Company as of December 31, 2007. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s operating results for the years ended December 31, 2007, 2006 and 2005 include results for acquired entities (excluding the CIG Business) from their respective dates of acquisition. The acquisition of the

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

CIG Business by First Advantage was a transaction between businesses under the common control of First American. In an acquisition of businesses under common control, the acquiring company records acquired assets and liabilities at historical costs. The consolidated statements of income and comprehensive income, changes in stockholder’s equity and of cash flows of First Advantage for the years ended December 31, 2005 include the operations of the CIG business at historical cost assuming the acquisition was completed on January 1, 2005.

Certain amounts for the years ended December 31, 2006 and 2005 have been reclassified to conform to the 2007 presentation.

On March 1, 2007, John Long submitted his resignation as the Chief Executive Officer and as a director of the Company, effective as of March 30, 2007. In connection with his resignation from the Company, Mr. Long and First Advantage entered into a Transition Agreement dated as of March 2, 2007. The Transition Agreement provides that Mr. Long will receive cash severance of $4.4 million, $2.2 million was paid in March 2007 with the remaining payment of $2.2 million scheduled to be paid in March 2008. In addition, Mr. Long received an acceleration of his unvested options and two restricted stock awards, effective March 30, 2007. An additional restricted stock award made to Mr. Long will vest during the term of restrictive covenants set forth in the Transition Agreement. Restricted stock units, previously granted to Mr. Long, will continue to vest according to the terms of First Advantage’s 2003 Incentive Compensation Plan. Based on the recommendation of the Compensation Committee, the Transition Agreement was approved by First Advantage’s board of directors on March 1, 2007. In connection with the Transition Agreement, First Advantage recorded compensation expense of $8.0 million in the first quarter of 2007, reflecting the value of the cash severance payment of $4.4 million and the value of the previously unvested restricted stock, restricted stock units and stock options. The $8.0 million of compensation expense reduced net income for the year ended December 31, 2007 by $4.7 million or $0.08 per diluted share.

In October 2007, the Company completed the sale of its US Search business for approximately $26.5 million in cash resulting in a gain before income taxes of approximately $20.4 million. US SEARCH.com was included in the Company’s Data Services segment. With the growth of First Advantage, a consumer-driven people locator service no longer fits into the Company’s core business strategy. The results of this business’ operations are reflected in the Company’s Consolidated Statements of Income and Comprehensive Income as discontinued operations. The results of this business’ operations in prior years have been reclassified to conform to the 2007 classification.

In October 2007, the Company sold approximately 2,875,000 shares of DealerTrack Holdings, Inc. (“DealerTrack”) common stock. The sale resulted in a pretax gain on investment of approximately $97.4 million or $58.4 million after tax and $0.99 per diluted share. The Company discontinued using the equity method of accounting for its remaining investment in DealerTrack, which is accounted for on the cost method. After the sale, First Advantage continues to own approximately 2,553,000 shares of DealerTrack common stock, which is approximately 6% of the outstanding shares.

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

Principles of Consolidation

The consolidated financial statements for the three years ended December 31, 2007 include the accounts of the Company and all majority owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the statements. Actual results could differ from the estimates and assumptions used.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments at December 31, 2007 and 2006, which includes cash and cash equivalents, marketable equity securities and accounts receivable, approximates fair value because of the short maturity of those instruments. The Company’s marketable equity securities are classified as available for sale securities. Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss). The Company considers its variable rate debt to be representative of current market rates and, accordingly, estimates that the recorded amounts approximate fair market value. Fair value estimates of its fixed rate debt were determined using discounted cash flow methods with a discount rate of 7.25% and 8.25%, which are the estimated rates that similar instruments could be negotiated at December 31, 2007 and 2006, respectively.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are summarized as follows:

	December 31, 2007		December 31, 2006
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$76,600	$76,600	$31,562	$31,562
Accounts receivable	151,640	151,640	137,485	137,485
Marketable equity securities	85,476	85,476	—	—
Long-term debt and capital leases	(32,686)	(32,464)	(200,325)	(199,748)

Cash Equivalents

The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less.

Marketable Equity Securities

Equity securities are carried at fair value and consist of the investment in DealerTrack common stock. The Company classifies the investment in DealerTrack as available for sale. Any temporary change in the value based on the stock price at the end of the period is recorded as an unrealized gain or loss in stockholders’ equity.

Accounts Receivable

Accounts receivable are due from companies in a broad range of industries located throughout the United States and abroad. Credit is extended based on an evaluation of the customer’s financial condition, and generally, collateral is not required.

The allowance for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance for doubtful accounts against amounts due, to reduce the net recognized receivable to the amount it reasonably believes will be collected. Management believes that the allowance at December 31, 2007 and 2006 is reasonably stated.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Property and Equipment

Property and equipment are recorded at cost. Property and equipment includes computer software acquired and developed for internal use. Software development costs are capitalized from the time technological feasibility is established until the software is ready for use.

The Company follows Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires the Company to capitalize interest costs incurred and certain payroll-related costs of employees directly associated with developing software in addition to incremental payments to third parties. The Company capitalized interest of approximately $0.9 million and $0.7 million in the years ended December 31, 2007 and 2006, respectively.

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

Goodwill, Customer Lists and Other Intangible Assets

Customer lists are amortized using the straight-line method over their estimated useful lives, ranging from 4 to 20 years. Other intangibles, which include covenants not to compete and trade names, are amortized straight-line method over their estimated useful lives, ranging from 2 to 20 years. The Company regularly evaluates the amortization period assigned to each intangible asset to ensure that there have not been any events or circumstances that warrant revised estimates of useful lives. The annual test for impairment was performed in 2007 (using the September 30 valuation date) by management.

The Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” impairment testing process includes two phases. The first phase (Test 1) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis and market approach valuations. If the fair value of the reporting unit exceeds its book value, the goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second test (Test 2) must be completed to determine if the fair value of the goodwill exceeds the book value of the goodwill. The fair value of the goodwill is determined by discounted cash flow analysis.

Purchase Accounting

The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangible assets, in particular is very subjective. The Company generally uses internal cash flow models and in certain

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

instances third party valuations in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense. Amounts allocated to certain assets and liabilities as of December 31, 2007 are based on preliminary estimates of fair value and may be revised. The Company does not anticipate that revisions to the amounts allocated to the acquired assets and liabilities, if any, will be significant to the Company’s financial statements.

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

For assets to be sold, an asset (or group of assets) that meets the criteria established by SFAS No. 144, “Accounting for the Impairment of Disposal of Long Lived Assets” (“SFAS 144”) for classification of assets held for sale will be carried at the lower of carrying amount or fair value less cost to sell.

In October 2007, the Company completed the sale of its US Search business for approximately $26.5 million resulting in a gain of $20.4 million ($12.1 million net of tax).

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

For the Years Ended December 31, 2007, 2006 and 2005

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, governs the financial statement presentation of changes in stockholders’ equity resulting from non-owner sources. Comprehensive income includes all changes in equity except those resulting from investments by owners and distribution to owners. Specifically, foreign currency translation adjustments and unrealized gains on investment are recorded in other comprehensive income.

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized over the period during which an employee is required to provide services in exchange for the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, results of prior periods are not restated. Share-based compensation expense was $13.3 million ($8.5 million after tax or $0.14 per basic and diluted share) and $10.7 million ($7.8 million after tax or $0.14 per basic and diluted share) for the twelve months ended December 31, 2007 and 2006, respectively.

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

	At December 31,
	2007 (Lattice)	2006 (Lattice)
Expected dividend yield	0%	0%
Risk-free interest rate (1)	4.61%	4.56-4.81%
Expected volatility (2)	30%	30%
Expected life (3)	5.25	5.00

(1)	The risk-free rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.
(2)	The expected volatility is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on the Company's historical data.
(3)	The expected life is the period of time, on average, that participants are expected to hold their options before exercise based primarily on the Company's historical data.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

As share-based compensation expense recognized in the Consolidated Statements of Income and Comprehensive Income for the twelve months ended December 31, 2007 is based on awards ultimately expected to vest, it has been reduced for forfeitures.

As of December 31, 2007, $8.1 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 1.2 years. There were no share-based compensation costs capitalized as of December 31, 2007.

The Company did not recognize share-based compensation related to options for the year ended December 31, 2005. The exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of the grant per APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Prior to January 1, 2006, the Company followed SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” through disclosure only. The Company accounted for share-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, and related interpretations. The fair value for each option grant was estimated under SFAS No. 123 using the Black-Scholes pricing model. If the Company had elected or was required to apply the fair value recognition provisions of SFAS No. 123, to share-based employee compensation, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table for the year ended December 31, 2005.

(in thousands, except per share amounts)	2005
Net income, as reported	$58,426
Less: share-based compensation expense, net of tax	6,440

Pro forma net income	$51,986

Earnings per share:
Basic, as reported	$1.10
Basic, pro forma	$0.98
Diluted, as reported	$1.09
Diluted, pro forma	$0.97

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles, and expands disclosure requirements regarding fair value measurements. The provisions for SFAS 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe the adoption of this new pronouncement will have a significant effect on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 allows companies to report selected financial assets and liabilities at fair value at their discretion. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

measurement attributes for similar types of assets and liabilities. SFAS 159 is effective at the beginning of a company's first fiscal year after November 15, 2007. The Company does not believe the adoption of this new pronouncement will have a significant effect on the Company’s financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). This replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R). In addition, SFAS 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) is effective at the beginning of a company's first fiscal year after December 15, 2008. The Company is currently evaluating the effects of adoption on its consolidated financial statements and the impact, if any, is not known at this time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (revised 2007) “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective at the beginning of a company's first fiscal year after December 15, 2008. The Company is currently evaluating the effects of adoption on its consolidated financial statements and the impact, if any, is not known at this time.

3. Acquisitions

During 2007, the Company acquired two businesses. The acquisitions were in the Employer Services segment and Lender Services segment. The preliminary allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with SFAS No. 141, “Business Combinations.” In addition, the Company paid consideration of $36.2 million related to earnout provisions from prior year acquisitions and an additional purchase of a portion of the minority interest in LeadClick Media Inc.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The aggregate purchase price of the acquisitions and the earnouts completed during 2007 is as follows:

(in thousands)
Cash	$33,908
Notes payable	3,932
Stock (378 Class A shares issued)	9,267

$47,107

The cash paid includes $3.8 million contributed by First American to LeadClick Holding Company, LLC (70% owned by First Advantage and 30% owned by First American), a consolidated subsidiary of First Advantage, to fund their portion of the acquisition cost.

The preliminary allocation of the aggregate purchase price of these acquisitions and the earnouts are as follows:

(in thousands)
Goodwill	$42,653
Identifiable intangible assets	2,847
Net assets acquired	1,607

$47,107

The changes in the carrying amount of goodwill, by operating segment, for the year ended December 31, 2007 are as follows:

(in thousands)	Balance at December 31, 2006	Acquisitions	Adjustments to net assets acquired	Balance at December 31, 2007
Lender Services	$46,800	$4,288	$—	$51,088
Data Services	216,551	11,495	2,069	230,115
Dealer Services	55,995	—	—	55,995
Employer Services	224,012	18,713	2,591	245,316
Multifamily Services	48,100	1,000	—	49,100
Investigative and Litigation Support Services	56,969	7,157	4	64,130

Consolidated	$648,427	$42,653	$4,664	$695,744

The adjustments to net assets acquired represent post acquisition adjustments for those companies not acquired in the period.

In applying the purchase method of accounting, management undertook a comprehensive review of the acquired entity to ensure that all identifiable assets and liabilities are properly recorded at their fair value. The acquisitions of these companies were based on management’s consideration of past and expected future performance as well as the potential strategic fit with the long-term goals of First Advantage. The expected long-term growth, market position and expected synergies to be generated by inclusion of this company are the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill.

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

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

In connection with the 2005 acquisition of LeadClick Media Inc. (“LeadClick”), the Company and First American are obligated to purchase the remaining 25% interest in LeadClick ratably over the following three years unless the period is extended by mutual agreement of the parties. During 2007, the Company acquired 8.5% interest for $12.6 million. In addition, certain acquisitions have success consideration payments or earn-out provisions included in the purchase agreements. At December 31, 2007, the Company estimates that approximately $42.0 million in additional consideration will be paid in the next twelve months in connection with these acquisitions. The payments will be in the form of cash, stock and debt. The actual amount of the consideration is dependent upon the future operating results of the respective acquisitions. The Company will record the fair value of the additional consideration issued as an additional cost of the respective acquired entities at such time as the contingency is resolved and the additional consideration is distributable. The additional cost will be recorded to goodwill.

4. Discontinued Operations

As discussed in Note 2, in October 2007, the Company completed the sale of its consumer business, US SEARCH.com for approximately $26.5 million in cash resulting in a gain before income taxes of approximately $20.4 million. US SEARCH.com was included in the Company’s Data Services segment. With the growth of First Advantage, a consumer-driven people locator service no longer fits into the Company’s core business strategy. The results of this business’ operations are reflected in the Company’s Consolidated Statements of Income and Comprehensive Income as discontinued operations. The results of this business’ operations in prior years have been reclassified to conform to the 2007 classification.

The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the years ended December 31, 2007, 2006 and 2005.

(in thousands, except per share amounts)	2007	2006	2005
Total revenue	$19,309	$19,763	$14,988

Income from discontinued operations before income taxes	$3,258	$950	$1,251
Gain on sale of discontinued operations before income taxes	20,440	—	—

Income tax expense	9,626	390	513

Income from discontinued operations, net of tax	$14,072	$560	$738

Earnings per share:
Basic	$0.24	$0.01	$0.01

Diluted	$0.24	$0.01	$0.01

Weighted-average common shares outstanding:
Basic	58,871	57,502	52,884
Diluted	59,121	58,079	53,593

At December 31, 2006, the Company classified certain assets and liabilities associated with the discontinued operations as assets of discontinued operations and liabilities of discontinued operations in the Consolidated Balance Sheets in accordance with the guidance in the SFAS 144.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)
Cash and cash equivalents	$379
Accounts receivable, net of allowance for doubtful accounts of $6	1,078
Prepaid expenses and other assets	84
Property and equipment, net	3,302
Goodwill	1,697
Other assets	195

Total assets of discontinued operations	6,735
Accounts payable	2,988
Accrued compensation	540
Accrued liabilities	49
Deferred income	65
Other long term liabilities	27

Total liabilities of discontinued operations	3,669

Total net assets of discontinued operations	$3,066

5. Goodwill and Intangible Assets

The Company’s reporting units for purposes of allocating goodwill and testing for impairment are the following: (i) lender services; (ii) data services (specialty finance lending, transportation, consumer credit, lead generation) ; (iii) dealer services; (iv) employer services; (v) multifamily services; and (vi) investigative and litigation services.

In accordance with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed the transitional goodwill impairment test for all reporting units and determined that each reporting unit had a fair value in excess of carrying value, therefore, no goodwill impairment was recorded. The annual test for impairment was performed in 2007 (using the September 30 valuation date), by management. The test determined that each reporting unit had a fair value in excess of carrying value, therefore, no goodwill impairment was recorded.

Goodwill and other intangible assets for the years ended December 31, 2007 and 2006 are as follows:

(in thousands)	2007	2006
Goodwill	$695,744	$648,427

Customer lists	$99,687	$96,917
Less accumulated amortization	(33,652)	(22,498)

Customer lists, net	$66,035	$74,419

Other intangible assets:
Noncompete agreements	14,727	15,084
Trade names	21,622	21,607

	36,349	36,691
Less accumulated amortization	(13,334)	(8,367)

Other intangible assets, net	$23,015	$28,324

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Amortization expense of customer lists and other intangible assets was approximately $16.6 million, $16.6 million and $8.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense relating to customer lists and other intangible asset balances as of December 31, 2007 is expected to be as follows over the next five years:

(in thousands)

Year ending December 31,
2008	$16,307
2009	15,387
2010	14,437
2011	11,533
2012	10,087
Thereafter	21,299

$89,050

The change in the carrying amount of identifiable intangible assets is as follows for the year ended December 31, 2007:

(in thousands)	Other Intangible Assets	Customer Lists
Balance, at December 31, 2006	$28,324	$74,419
Acquisitions	181	2,666
Adjustments	31	73
Amortization	(5,521)	(11,123)

Balance, at December 31, 2007	$23,015	$66,035

6. Property and Equipment

As of December 31, 2007 and 2006, property and equipment is as follows:

(in thousands)	2007	2006
Furniture and equipment	$19,471	$17,569
Data processing equipment	31,165	25,140
Capitalized software	126,347	103,250
Leasehold improvements	12,603	10,345

	189,586	156,304
Less accumulated depreciation	(108,637)	(90,675)

Property and equipment, net	$80,949	$65,629

Depreciation and amortization expense was approximately $22.3 million, $18.1 million and $14.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

7. Database Development Costs

Database development costs for the years ended December 31, 2007 and 2006 are as follows:

(in thousands)	2007	2006
Eviction data	$18,349	$16,057
Criminal data	4,333	3,785
Sub-prime credit data	1,912	1,650
Less accumulated amortization	(13,489)	(10,852)

Database development costs	$11,105	$10,640

Amortization expense relating to database development costs was approximately $3.2 million, $3.0 million and $3.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Approximately $4.7 million in fully amortized specialty credit data was disposed of as of December 31, 2006.

8. Investment in Marketable Equity Securities

During March 2003, the Company exchanged its equity interest in a subsidiary of First American Credit Management Solutions, Inc. (“CMSI”), a division of the CIG Business, for a 21% equity interest in DealerTrack, a leading provider of transformational business processes for the auto finance industry. The transaction was accounted for at fair value determined by a third party. The investment in DealerTrack was accounted for using the equity method. An investor using the equity method initially records an investment at cost. Subsequently, the carrying amount of the investment is increased to reflect the investor's share of income of the investee and is reduced to reflect the investor’s share of losses of the investee or dividends received from the investee. The cost of the investment exceeded the Company’s ownership interest in the equity of DealerTrack by approximately $28.6 million at the date of acquisition and the excess purchase price was accounted for as goodwill.

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

In October 2006, DealerTrack completed a follow on offering of its stock. As a result of the offering, the Company recognized a pretax investment gain of approximately $7.0 million. The sale of the stock was at a price per share in excess of its carrying value. As a result of the issuance of the shares, the Company’s ownership interest in DealerTrack decreased from approximately 16% to 14%.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

In October 2007, the Company sold 2,875,000 shares of DealerTrack common stock. The sale resulted in a pretax gain on investment of approximately $97.4 million or $58.4 million after tax and $0.99 per diluted share. After the sale, First Advantage owns approximately 2,553,000 shares of DealerTrack common stock, which is approximately 6% of the outstanding shares. As a result, the Company discontinued using the equity method of accounting for its remaining investment in DealerTrack. The investment is classified as marketable equity securities on the Consolidated Balance Sheet at December 31, 2007. The unrealized gain of $58.2 million, $34.9 million net of tax, for the year ended December 31, 2007 was recorded in accumulated other comprehensive income, as a component of stockholders’ equity. As of February 25, 2008, the market value of the DealerTrack stock has declined to approximately $52.6 million.

9. Debt

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

At December 31, 2007, the Company was in compliance with the financial covenants of its loan agreement.

Long-term debt consists of the following at December 31:

(in thousands)	2007	2006
Acquisition notes:
Weighted average interest rate of 6.3% and 6.6% at December 31, 2007 and 2006, respectively, with maturities through 2010	$32,520	$49,791
Bank notes:
$225 million Secured Credit Facility, interest at 30-day LIBOR plus 1.25% (6.6% at December 31, 2006) matures September 2010	—	150,000
Capital leases and other debt:
Various interest rates with maturities through 2010	166	534

Total long-term debt and capital leases	32,686	200,325
Less current portion of long-term debt and capital leases	18,282	20,794

Long-term debt and capital leases, net of current portion	$14,404	$179,531

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Aggregate maturities of long-term borrowings over the next three years are as follows:

(in thousands)

Year ending December 31,
2008	$18,282
2009	8,114
2010	6,290

Total	$32,686

10. Income Taxes

For income tax purposes, the domestic and foreign components of income from continuing operations before income taxes were as follows:

	2007	2006	2005
Domestic	$204,069	$114,062	$99,744
Foreign	5,223	2,236	1,396

Total	$209,292	$116,298	$101,140

The provision (benefit) for income taxes from continuing operations is summarized as follows:

(in thousands)	2007	2006	2005
Current:
Federal	$71,574	$35,365	$19,601
State	14,927	4,397	4,701
Foreign	2,575	1,065	560

	89,076	40,827	24,862

Deferred:
Federal	(4,511)	6,940	13,610
State	(20)	(161)	4,595
Foreign	(465)	(223)	(58)

	(4,996)	6,556	18,147

Total current and deferred	$84,080	$47,383	$43,009

Income taxes for continuing operations differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of the difference is as follows:

(in thousands)	2007	2006	2005
Taxes calculated at federal rate	$73,252	$40,647	$35,172
State taxes, net of federal benefit	9,689	2,753	6,043
Exclusion of certain expenses:
Meals and entertainment expenses	415	361	285
Incentive stock option	588	1,364	—
Other items, net	136	2,258	1,509

	$84,080	$47,383	$43,009

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The primary components of temporary differences that give rise to the Company’s net deferred tax liability are as follows:

(in thousands)	2007	2006
Deferred tax assets:
Federal net operating loss carryforwards	$7,717	$20,404
State net operating loss carryforwards	4,546	3,228
State tax	6,394	3,828
Bad debt reserves	2,978	2,688
Employee benefits	15,532	4,511
Accrued expenses and loss reserves	2,055	768
Other	298	297
Less: valuation allowance	(3,689)	(2,008)

	35,831	33,716

Deferred tax liabilities:
Depreciable and amortizable assets	66,533	57,201
Marketable equity securities	29,241	9,050
Other	4,819	216

	100,593	66,467

Net deferred tax liability	$64,762	$32,751

As of December 31, 2007, the Company estimates that federal and state net operating loss carry forwards of approximately $22.0 million and $36.9 million, respectively, will be available to reduce future taxable income after taking into account various federal and state limitations on the utilization of such net operating loss carry forwards.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Based upon a sustained pattern of historical taxable income, projections for future taxable income over the periods in which the net operating losses will be deductible, management believes it is more likely than not that the Company will not realize the benefits of a portion of the net operating loss carry forwards. The valuation allowance consists of the estimated tax effect of the unutilized net operating loss carry forward.

As of December 31, 2007, United States taxes were not provided on income of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely. Income from continuing operations before income taxes and minority interest for foreign subsidiaries was $5.2 million for the year ended December 31, 2007. If in the future this income is repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2003, and state and local, and non-U.S. income tax examinations by tax authorities before 2002. In February 2008, the Internal Revenue Service (“IRS”) initiated an examination of First Advantage’s consolidated 2005 federal income tax return. In 2007, the IRS initiated an examination of the separately filed 2005 federal tax return of Leadclick Media, Inc. The Company does not anticipate material adjustments as a result of these examinations.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $0.2 million increase in the liability for uncertain tax benefits as well as approximately $0.7 million increase in the liability for related penalties and interest, which were accounted for as a reduction to the January 1, 2007 retained earnings.

As of December 31, 2007, the Company has a $1.7 million total liability recorded for unrecognized tax benefits as well as a $0.3 million total liability for income tax related interest and $0.6 million total liability for income tax related penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.7 million. The majority of the unrecognized tax benefits and associated interest relates to foreign operations. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2008.

(in thousands)	January 1, 2007 Balance	Increase in Current Period Balances	Decrease in Current Period Balances	December 31, 2007 Ending Balance
Uncertain Tax Liabilities & Benefits
Federal & State	$770	$143	$(324)	$589
International	—	1,065	—	1,065

Total Uncertain Tax Liabilities & Benefits	$770	$1,208	$(324)	$1,654

11. Employee Benefits

Effective January 1, 2004, the Company created the First Advantage Corporation 401(k) Plan (the “Savings Plan”). All employees of the Company who participated in the First American Corporation 401(k) Savings Plan (the “First American Plan”) were transferred into the Savings Plan. A total of 2.0 million shares of First Advantage Class A common stock are reserved for issuance in connection with the Company’s Savings Plan. The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. In previous years, the Company made contributions to the Savings Plan based on profitability, as well as contributions of the participants. Beginning for the 2006 plan year, the Company is matching dollar for dollar up to three percent of the employees’ eligible pay. The Company’s expense related to the Savings Plan amounted to approximately $4.1 million, $3.4 million, and $1.2 million for the years ended December 31, 2007, 2006, and 2005 respectively.

Prior to January 1, 2004, employees of the Company were eligible to participate in the First American Plan, which was available to substantially all employees. Prior to the merger, the employees of the CIG Business participated in the First American Plan. The Company’s expense related to the First American Plan amounted to approximately $2.2 million for the year ended December 31, 2005.

Certain employees of the Company are eligible to participate in First American’s defined benefit pension plan. Prior to the merger, certain employees of the CIG Business were eligible to participate in First American’s defined benefit pension plan. The Company expensed payments to the pension plan of approximately $0.3 million, $0.5 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The actuarial present value of accumulated plan benefits and net assets available for benefits to the Company’s employees under this plan is not readily available.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

In August 2003, the Company’s board of directors approved the First Advantage Corporation 2003 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, allows eligible employees to purchase First Advantage Class A common stock through payroll deductions for 85% of the fair market value of the First Advantage Class A common stock. Participation in the plan is voluntary. Eligible employees may participate by authorizing payroll deductions of up to 15% of their base pay for each payroll period. At the end of each one-month offering period, each participant will receive an amount of First Advantage Class A common stock equal to the sum of that participant’s payroll deductions during such period divided by 85% of the fair market value of the common stock at the end of the period. No employee may participate in the plan if such employee owns or would own after the purchase of shares under the plan, 5% or more of the voting power of all classes of First Advantage stock. Shares of First Advantage Class A common stock issued under the Stock Purchase Plan must be held for a period of one year. A total of 1.0 million shares of First Advantage Class A common stock are reserved for issuance under the plan. A total of 62,044 and 63,608 shares were issued in connection with the plan during the years ended December 31, 2007 and 2006, respectively.

12. Related Parties

First American provides certain legal, financial, technology, administrative and managerial support services to the Company. A service agreement was entered into on January 1, 2004. Under the terms of the agreement, human resources systems and payroll systems and support, network services and financial systems are provided at an annual cost of approximately $0.3 million. The initial term of the agreement is for one year, and self renews every six months. In addition, certain other services including corporate insurance, personal property leasing, software licensing and maintenance, and company car programs are provided at actual cost. The Company incurred approximately $9.7 million, $9.5 million, and $9.0 million in operating expenses for the years ended December 31, 2007, 2006, and 2005, respectively.

First American and certain affiliates provided sales and marketing, legal, financial, technology, leased facilities, leased equipment and other administrative services to the CIG Business. As part of the acquisition of the CIG Business, an amended and restated services agreement was entered into on September 14, 2005. Under the terms of the new agreement, human resources systems and payroll systems and support, network services and financial systems are provided at an annual cost of approximately $4.5 million. The amounts allocated to the CIG Business prior to September 14, 2005 were based on management’s assumptions (primarily usage, time incurred and number of employees) as to the proportion of the services used by the CIG Business in relation to the actual costs incurred by First American and affiliates in providing the services. The Company incurred approximately $4.5 million, $4.5 million and $6.9 million in service fees for the years ended December 31, 2007, 2006 and 2005, respectively. The initial term of the agreement was for one year, and renews every six months.

The Company also entered into an agreement with First American to lease the CIG Business’ office space in Poway, California. The lease was for an initial lease term of five years to commence on the closing date with a one-time option to renew the term for an additional five years. The rent payable under the lease is approximately $169,000 a month and the Company is obligated to pay all costs and expenses related to the property, including operating expenses, maintenance and taxes. The terms of the agreements are twelve months, which will automatically renew for an additional twelve months unless terminated. The Company incurred approximately $2.0 million in rent expense for the years ended December 31, 2007, 2006 and 2005.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Effective January 1, 2003, the Company and a subsidiary of First American entered into an agreement whereby the Company will act as an agent in selling renters insurance. The Company receives a commission of 12% of the insurance premiums and 20% of the profits (as defined in the agreement) of the insurance premiums written. Commissions earned in 2007, 2006 and 2005 were approximately $1.5 million, $0.8 million and $0.3 million, respectively.

The Company performs employment screening, credit reporting and hiring management services for First American. Total revenue from First American was approximately $3.0 million, $2.8 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. First American Real Estate Solutions, LLC (“FARES”), a joint venture between First American and Experian Information Solutions, Inc. (“Experian”), owns 50% of a joint venture that provides mortgage credit reports and operations support to a nationwide mortgage lender. In accordance with the terms of the joint venture operating agreement, the mortgage and consumer credit reporting operation of FARES receives a merge fee per credit report issued and is reimbursed for certain operating costs. In addition, FARES records the 50% share of the earnings of the joint venture using the equity method of accounting. In connection with the acquisition of the CIG Business, FARES entered into an outsourcing agreement where the Company continues to provide these services to the nationwide mortgage lender. These earnings are included in service revenue in the accompanying combined statements of income and totaled $4.8 million, $5.2 million, and $5.7 million, for the years ended December 31, 2007, 2006 and 2005, respectively. Total merge fees were $6.2 million, $6.5 million, and $7.1 million for the years ended December 31, 2007, 2006 and 2005, respectively and are included in service revenue in the accompanying combined statement of income. Total reimbursement for operating costs were $3.7 million, $6.5 million, and $7.3 million, for the years ended December 31, 2007, 2006 and 2005, respectively. The reimbursement of operating costs is reflected as a reduction in operating expenses in the accompanying financial statements.

Experian owns approximately 6% of a combination of First Advantage’s Class A and Class B common shares and is considered a related party. The cost of credit reports purchased by the Company from Experian was $28.8 million, $30.0 million, and $27.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company sells background and lead generation services to Experian. Total revenue from these sales was $0.1 million, $0.2 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

13. Commitments and Contingencies

Operating Leases

The Company leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company will pay insurance and taxes. Rent expense under operating leases was approximately $23.3 million, $22.9 million and $18.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Future minimum rental payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007, are as follows:

(in thousands)

Year ending December 31,
2008	$17,527
2009	13,667
2010	10,104
2011	8,033
2012	6,473
Thereafter	19,756

$75,560

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. The Company does not believe that the outcome of any pending or threatened litigation will have a material adverse effect on the Company’s financial position or operating results.

14. Earnings Per Share

Pursuant to the provisions of SFAS No. 128 “Earnings Per Share”, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants. Options and warrants totaling 2,872,378, 1,531,733 and 369,345 in 2007, 2006 and 2005, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

(in thousands, except per share amounts)	2007	2006	2005
Income from continuing operations	$124,035	$65,601	$57,688
Income from discontinued operations, net of tax	1,935	560	738
Gain on sale of discontinued operations, net of tax	12,137	—	—

Net Income—numerator for basic and full diluted earnings per share	$138,107	$66,161	$58,426

Denominator:
Weighted-average shares for basic earnings per share	58,871	57,502	52,884
Effect of restricted stock	101	47	37
Effect of contingent shares related to DealerTrack	—	367	74
Effect of dilutive securities—employee stock options and warrants	149	163	598

Denominator for diluted earnings per share	59,121	58,079	53,593

Earnings per share
Basic:
Income from continuing operations	$2.11	$1.14	$1.09
Income from discontinued operations, net of tax	0.03	0.01	0.01
Gain on sale of discontinued operations, net of tax	0.21	—	—

Net income	$2.35	$1.15	$1.10

Diluted:
Income from continuing operations	$2.10	$1.13	$1.08
Income from discontinued operations, net of tax	0.03	0.01	0.01
Gain on sale of discontinued operations, net of tax	0.21	—	—

Net income	$2.34	$1.14	$1.09

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

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Options vest over three years at a rate of 33.4% for the first year and 33.3% for each of the two following years. The option grant expires ten years after the grant date. As of January 1, 2006, the Company accounts for these share-based grants in accordance with SFAS No. 123R, which requires that the cost resulting from all share-based payment transactions, be recognized in the financial statements. Share-based compensation expense for the years ended December 31, 2007 and 2006 was $13.3 million ($8.5 million after tax or $.14 per basic and diluted share) and $10.7 million ($7.8 million after tax or $0.14 per basic and diluted share), respectively. Prior to adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for its share-based awards. Under the provisions of APB Opinion No. 25, the company was not required to recognize compensation expense for the cost of stock options or shares issued under the Company’s Stock Purchase Plan.

Warrants and Options to Purchase Class A Common Stock, Assumed in the Merger

The Company agreed to assume the obligations of US SEARCH.com contained in all warrants to purchase common stock of US SEARCH.com outstanding on the closing date of the merger. Pursuant to the merger agreement and the terms of the warrants, the holders of the warrants are entitled to receive upon exercise thereof 0.04 of a share of First Advantage Class A common stock for each share of US SEARCH.com common stock that such warrant holder would have been entitled to receive pursuant to the warrant prior to the closing of the merger. The Company had outstanding warrants to purchase up to 44,794 shares of its common stock at exercise prices ranging from $12.05 to $22.50 per share and 166,218 shares of its common stock at exercise prices ranging from $0.25 to $29.38 per share, as of December 31, 2007 and 2006, respectively.

All outstanding stock options, stock appreciation rights, limited stock appreciation rights and stock purchase rights of US SEARCH.com were assumed by the Company and converted automatically into options to purchase shares of First Advantage Class A common stock calculated in accordance with the exchange ratio, rounded down to the nearest whole share. The exercise price is equal to the exercise price per share of US SEARCH.com common stock divided by the exchange ratio, rounded down to the nearest whole cent. The outstanding stock options, stock appreciation rights, limited stock appreciation rights and stock purchase rights of US SEARCH.com otherwise continue to be exercisable and vest subject to the terms and conditions applicable to them before the mergers. However, all outstanding stock options issued to US SEARCH.com employees and directors pursuant to the US SEARCH.com Amended and Restated 1998 Stock Incentive Plan and all outstanding stock options issued to US SEARCH.com’s non-employee directors pursuant to the US SEARCH.com 1999 Non-Employee Directors’ Stock Option Plan accelerated and became fully vested upon the occurrence of the mergers. As of December 31, 2007, the Company had outstanding options (previously issued by US SEARCH.com) to purchase up to 56,206 shares of its common stock at exercise prices ranging from $7.03 to $225.00 per share.

Stock option activity under the Company’s stock plan since December 31, 2006 is summarized as follows:

(in thousands, except weighted average price)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	4,201	$21.89	$529
Options granted	824	$25.47
Options exercised	(157)	$16.53
Options canceled	(253)	$23.84

Options outstanding at December 31, 2007	4,615	$22.60	$391

Options exercisable, end of the year	3,061	$21.54	$391

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Approximately 75,000 options were exercised at an average price of $16.16, approximately 174,000 options were forfeited at an average price of $23.44, and approximately 947,000 options were granted at an average price of $24.46 in 2006.

Approximately 339,000 options were exercised at an average price of $18.73, approximately 176,000 options were forfeited at an average price of $25.65, and approximately 1,557,000 options were granted at an average price of $23.17 in 2005.

The total intrinsic value of options exercised was $1.3 million $0.6 million and $2.4 million for the years ended December 31, 2007, 2006, and 2005, respectively.

A total of 8,408 shares were issued in conjunction with the exercise of warrants at an average price of $13.26 in 2007. A total of 1,482 shares were issued in conjunction with the exercise of warrants at an average price of $26.10 in 2006. A total of 30,802 shares were issued in conjunction with the exercise of warrants at an average price of $26.10 in 2005.

The following table summarizes information about stock options and warrants outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
(in thousands, except weighted average price and life) Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 7.00 - $12.50	12	3.5	$10.31	12	$10.31
$12.51 - $25.00	3,356	5.3	$20.77	2,600	$20.30
$25.01 - $50.00	1,236	8.2	$27.07	438	$27.53
$50.01 - $242.25	11	2.6	$87.70	11	$87.70

	4,615			3,061

16. Segment Information

The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

The Lender Services segment offers lenders across the country credit reporting solutions for mortgage and home equity needs.

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, supply chain theft and damage mitigation consulting, criminal records reselling, specialty finance credit reporting, consumer credit reporting services and lead generation services. Revenue for the Data Services segment includes $5.0 million, $4.7 million and $2.9 million of inter-segment sales for the years ended December 31, 2007, 2006, and 2005, respectively. Approximately $6.7 million and $6.0 million in assets for discontinued operations are excluded from the Data Segment in 2006 and 2005, respectively, related to the sale of US Search.com.

The Dealer Services business segment serves the automotive dealer marketplace by delivering consolidated consumer credit reports, credit automation software and lead generation services. Revenue for the Dealer Services segment includes $0.1 million, of inter-segment sales for the years ended December 31, 2007 and 2006. Total assets for Dealer Services include approximately $85.5 million, $38.5 million and $36.2 million related to the DealerTrack investment at December 31, 2007, 2006 and 2005 respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The Employer Services segment includes employment background screening, occupational health services, tax incentive services and hiring solutions. Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Hiring solutions include applicant tracking software, recruiting services and outsourced management of payroll and human resource functions. Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs, sales and use tax programs and fleet asset management programs. Revenue for the Employer Services segment includes $0.8 million, $1.0 million and $0.8 million of inter-segment sales for the years ended December 31, 2007, 2006, and 2005, respectively.

The Multifamily Services segment includes resident screening and software services. Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories. Revenue for the Multifamily Services segment includes $0.6 million, $0.4 million, and $0.3 million of inter-segment sales for the years ended December 31, 2007, 2006, and 2005, respectively.

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

International operations included in the Employer Services segment include service revenue of $42.8 million, $21.0 million, and $9.1 million for the years ended December 31, 2007, 2006, and 2005, respectively. Total assets for the Foreign Background division under the Employer Services segment were $69.3 million, $40.0 million and $20.9 million at December 31, 2007, 2006 and 2005. International operations included in the Investigative and Litigation Support Services segment include service revenue of $43.6 million for the year ended December 30, 2007. Total assets for the Investigative and Litigation Support Services segment were $22.2 million at December 31, 2007.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Selected financial information for the Company’s operations by segment for each of the past three years is as follows:

(in thousands)	Service Revenue	Depreciation and Amortization	Income (Loss) From Continuing Operations	Assets
2007
Lender Services	$151,163	$6,792	$33,109	$75,389
Data Services	121,788	10,250	33,687	314,928
Dealer Services	113,448	2,775	14,510	158,423
Employer Services	233,163	10,625	29,126	386,096
Multifamily Services	72,276	4,880	18,621	83,318
Investigative and Litigation Support Services	98,955	3,471	34,154	112,800
Corporate and Eliminations	(2,658)	3,325	(45,633)	100,979

Consolidated	$788,135	$42,118	$117,574	$1,231,933

2006
Lender Services	$175,991	$6,755	$54,271	$78,556
Data Services	128,961	10,331	40,113	309,385
Dealer Services	120,780	2,829	16,113	116,533
Employer Services	195,180	8,507	19,832	345,747
Multifamily Services	68,811	4,522	15,128	78,131
Investigative and Litigation Support Services	59,162	3,204	11,377	85,122
Corporate and Eliminations	(3,807)	1,626	(37,418)	69,714

Consolidated (excluding Assets of Discontinued Operations)	$745,078	$37,774	$119,416	$1,083,188

2005
Lender Services	$168,327	$6,726	$48,205	$82,463
Data Services	76,711	5,163	28,210	318,926
Dealer Services	98,357	2,389	13,559	114,334
Employer Services	143,839	5,311	13,301	264,753
Multifamily Services	63,254	4,109	16,122	74,310
Investigative and Litigation Support Services	34,580	1,882	2,107	81,878
Corporate and Eliminations	(3,951)	392	(24,751)	43,419

Consolidated (excluding Assets of Discontinued Operations)	$581,117	$25,972	$96,753	$980,083

17. Unaudited Quarterly Financial Data

The following table sets forth certain unaudited financial data of the Company for the periods as indicated. The Company’s operating results for the years ended December 31, 2007 and 2006 include results for the acquired entities from their respective dates of acquisition.

On March 1, 2007, John Long submitted his resignation as the Chief Executive Officer and as a director of the Company, effective as of March 30, 2007. In connection with his resignation from the Company, Mr. Long and First Advantage entered into a Transition Agreement dated as of March 2, 2007. The Transition Agreement provides that Mr. Long will receive cash severance of $4.4 million, $2.2 million was paid in March 2007 with the remaining payment of $2.2 million scheduled to be paid in March 2008. In addition, Mr. Long received an acceleration of his unvested options and two restricted stock awards, effective March 30, 2007. An additional

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

restricted stock award made to Mr. Long will vest during the term of restrictive covenants set forth in the Transition Agreement. Restricted stock units, previously granted to Mr. Long, will continue to vest according to the terms of First Advantage’s 2003 Incentive Compensation Plan. Based on the recommendation of the Compensation Committee, the Transition Agreement was approved by First Advantage’s board of directors on March 1, 2007. In connection with the Transition Agreement, First Advantage recorded compensation expense of $8.0 million in the first quarter of 2007, reflecting the value of the cash severance payment of $4.4 million and the value of the previously unvested restricted stock, restricted stock units and stock options. The $8.0 million of compensation expense reduced net income for the year ended December 31, 2007 by $4.7 million or $0.08 per diluted share.

Results of operations for the quarter ending September 30, 2007, include a pretax charge of $1.7 million ($1.0 million after tax or 2 cents per diluted share) for costs incurred in connection with continued planned operational consolidations in the Employer Services segment.

In October 2007, the Company completed the sale of its US Search business for $26.5 million in cash resulting in a gain before income taxes of $20.4 million. The results of this business’ operations are reflected in the Company’s Consolidated Statements of Income and Comprehensive Income as discontinued operations. The results of this business’ operations in prior years have been reclassified to conform to the 2007 classification.

In October 2007, the Company sold approximately 2,875,000 shares of DealerTrack Holdings, Inc. (“DealerTrack”) common stock. The sale resulted in a pretax gain on investment of approximately $97.4 million or $58.4 million after tax and $0.99 per diluted share.

Results of operations for the quarter ending December 31, 2006, include a pretax investment gain of approximately $7.0 million ($4.1 million after tax or $0.07 per diluted share). The investment gain in the quarter relates to the issuance of stock by DealerTrack Holdings, Inc., an unconsolidated investee accounted for on the cost method.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

	For the quarters ended
(in thousands, except per share amounts)	3/31/2007	6/30/2007	9/30/2007	12/31/2007
Total revenue	$209,743	$214,892	$213,375	$204,892

Gross margin	$134,819	$140,926	$143,138	$142,268

Income from continuing operations, net of tax	$10,632	$17,746	$18,293	$77,364
Income from discontinued operations, net of tax	611	601	660	12,200

Net income	$11,243	$18,347	$18,953	$89,564

Per share amounts
Basic:
Income from continuing operations, net of tax	$0.18	$0.30	$0.31	$1.31
Income from discontinued operations, net of tax	0.01	0.01	0.01	0.21

Net income	$0.19	$0.31	$0.32	$1.52

Diluted:
Income from continuing operations, net of tax	$0.18	$0.30	$0.31	$1.30
Income from discontinued operations, net of tax	0.01	0.01	0.01	0.21

Net income	$0.19	$0.31	$0.32	$1.51

Weighted-average common shares outstanding:
Basic	58,371	58,954	59,064	59,084
Diluted	58,888	59,445	59,222	59,188

	For the quarters ended
	3/31/2006	6/30/2006	9/30/2006	12/31/2006
Total revenue	$190,550	$200,823	$206,458	$199,970

Gross margin	$121,154	$128,707	$131,498	$126,698

Income from continuing operations, net of tax	$13,136	$16,606	$18,243	$17,616
(Loss) income from discontinued operations, net of tax	(391)	31	381	539

Net income	$12,745	$16,637	$18,624	$18,155

Per share amounts:
Basic:
Income from continuing operations, net of tax	$0.23	$0.29	$0.31	$0.30
(Loss) income from discontinued operations, net of tax	(0.01)	—	0.01	0.01

Net income	$0.22	$0.29	$0.32	$0.31

Diluted:
Income from continuing operations, net of tax	$0.23	$0.29	$0.31	$0.30
(Loss) income from discontinued operations, net of tax	(0.01)	—	0.01	0.01

Net income	$0.22	$0.29	$0.32	$0.31

Weighted-average common shares outstanding:
Basic	55,997	57,730	58,096	58,155
Diluted	57,833	57,929	58,155	58,294

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the fiscal year covered by this report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under the framework in Internal Control—Integrated Framework, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which appears herein.

Audit Report of the Registered Certified Public Accounting Firm

See the Report of Independent Registered Certified Public Accounting Firm in Item 8, above.

Item 9B. Other Information.

None.

PART III

The information required by Items 10 through 14 of this report is set forth in the sections entitled “Nominees for Election of Directors,” “Information about our Board of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” “Executive Officers,” “Compensation of Executive Officers and Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Certain Relationships and Related Transactions,” and “Principal Accounting Fees and Services” in the Company’s definitive proxy statement, which sections are incorporated in this report by reference. The definitive proxy statement will be filed no later than 120 days after the close of First Advantage’s fiscal year end of December 31, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a)	1.	The following consolidated financial statements of First Advantage Corporation and its subsidiaries are included in Item 8.

		Report of Independent Registered Certified Public Accounting Firm

		Consolidated Balance Sheets as of December 31, 2007 and 2006

		Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005

		Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

		Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005

	2.	Financial Statement Schedule.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands) Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts (1)	Deductions	Balance at End of Period
Year ended December 31, 2007
Allowance for doubtful accounts	$6,481	$8,496	$(342)	$(7,222)	$7,413
Year ended December 31, 2006
Allowance for doubtful accounts	$4,912	$5,587	$(423)	$(3,595)	$6,481
Year ended December 31, 2005
Allowance for doubtful accounts	$3,438	$1,477	$1,487	$(1,490)	$4,912

(1)	Allowances established as a result of acquisitions

3. Exhibits—See exhibit index. (Each management contract or compensatory plan, contract or arrangement is identified on the Exhibit Index by an asterisk(*).)

Copies of the Company’s Form 10-K that are furnished to stockholders of the Company do not include the exhibits listed above. Any stockholder desiring copies of one or more of such exhibits should write to the Secretary of the Company specifying the exhibit or exhibits required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2008.

FIRST ADVANTAGE CORPORATION

By:	/S/ ANAND NALLATHAMBI
Anand Nallathambi
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: February 28, 2008	By:	/S/ ANAND NALLATHAMBI
Anand Nallathambi
Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2008	By:	/S/ JOHN LAMSON
John Lamson
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: February 28, 2008	By:	/S/ PARKER S. KENNEDY
Parker S. Kennedy, Chairman

Date: February 28, 2008	By:	/S/ J. DAVID CHATHAM
J. David Chatham, Director

Date: February 28, 2008	By:	/S/ BARRY CONNELLY
Barry Connelly, Director

Date: February 28, 2008	By:	/s/ JILL KANIN-LOVERS
Jill Kanin-Lovers, Director

Date: February 28, 2008	By:	/S/ FRANK MCMAHON
Frank McMahon, Director

Date: February 28, 2008	By:	/S/ DONALD NICKELSON
Donald Nickelson, Director

Date: February 28, 2008	By:	/S/ DONALD ROBERT
Donald Robert, Director

Date: February 28, 2008	By:	/S/ DAVID WALKER
David Walker, Director

Date: February 28, 2008	By:	/S/ D. VAN SKILLING
D. Van Skilling, Director

EXHIBIT INDEX

Exhibit	Description
2	Agreement and Plan of Merger, dated December 13, 2002, by and among the Company, The First American Corporation, US SEARCH.com Inc. and Stockholm Seven Merger Corp. (incorporated by reference to Annex A to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

2.1	Amended and Restated Master Transfer Agreement among The First American Corporation, First American Real Estate Services, Inc., First American Real Estate Solutions, LLC, FADV Holdings LLC, and First Advantage Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 2.1 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

2.2	Contribution Agreement among The First American Corporation, First American Real Estate Services, Inc., FADV Holdings LLC, and First Advantage Corporation, dated as of September 14, 2005 (incorporated by reference to Exhibit 2.2 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

2.3	Contribution Agreement among First American Real Estate Solutions, LLC, FADV Holdings LLC, and First Advantage Corporation, dated as of September 14, 2005 (incorporated by reference to Exhibit 2.3 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

2.4	Stock Purchase Agreement Among First Advantage Corporation, Leadclick Holding Company, LLC, Robert Afshar and RaaBoom LLC, dated November 7, 2005 (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by the Company on November 8, 2005 (No. 051185511))

3.1	First Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

3.2	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

3.3	Bylaws of First Advantage Corporation (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

3.4	Bylaws of First Advantage Corporation, as Amended and Restated (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed by the Company on February 20, 2007 (No. 07636597))

4.1	Form of certificate representing shares of the Registrant’s Class A common stock (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

4.2	Form of certificate representing shares of the Registrant’s Class B common stock (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.1	First Advantage Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 4.19 to the amendment to the registration statement on Form S-4 filed by the Company on April 4, 2003 (No. 333-102565))*

10.2	First Advantage Corporation 2003 Incentive Compensation Plan, Amended and Restated as of September 14, 2005 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by the Company on November 8, 2005 (No. 051185511))*

10.3	First Advantage Corporation 2003 Incentive Compensation Plan, Amended and Restated as of March 22, 2007 (incorporated by reference to Appendix B to the annual proxy on Form Definitive 14A filed by the Company on March 27, 2007( No. 07720763))*

Exhibit	Description
10.4	Form of Indemnification Agreement, dated May 9, 2005, between First Advantage Corporation and each member of its board of directors (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on August 15, 2005 (No. 051025447))

10.5	First Advantage Corporation “Flexible Long-Term Incentive Program” (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))*

10.6	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))

10.7	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))

10.8	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))

10.9	First Advantage Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.20 to the amendment to the registration statement on Form S-4 filed by the Company on April 24, 2003 (No. 333-102565))*

10.10	Stockholders Agreement, dated as of December 13, 2002, by and among the Company, The First American Corporation and Pequot Private Equity Fund II, L.P. (incorporated by reference to Annex D to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.11	Amendment No 1. to Stockholders Agreement, dated as of March 31, 2006 ,by and the Company, The First American Corporation and Pequot Private Equity Fund II, L.P (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on May 9, 2006 (No. 06821038))

10.12	Amendment No. 2 to Stockholders Agreement, dated as of September 28, 2006, by and among the Company, The First American Corporation and Pequot Private Equity Fund II, L.P.

10.13	Form of Standstill Agreement by and between the Company and The First American Corporation (incorporated by reference to Annex E to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.14	Amended and Restated Services Agreement, dated January 1, 2004, between the Company and The First American Corporation (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.15	Service Agreement for End-User, effective December 31, 2003, by and between First Advantage Enterprise Screening Corporation and The First American Corporation (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.16	Agency/Company Agreement, effective January 1, 2003, between First American Property & Casualty Insurance Company and Multifamily Community Insurance Agency, Inc. (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.17	Profit Share Program letter, dated January 1, 2003, from First American Property & Casualty Insurance Company to Multifamily Community Insurance Agency, Inc. (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.18	Office Lease by and between First American Title Insurance Company and First Advantage Corporation, dated September 14, 2005 (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

Exhibit	Description
10.19	Credit Agreement, dated as of September 28, 2005, among First Advantage Corporation as the Borrower, Bank of America, N.A. , as Administrative Agent, Swing Line Lender and L/C Issuer, LaSalle Bank National Association, as Syndication Agent, Wachovia Bank, National Association and Suntrust Bank, as Co-Documentation Agents and the Other Lenders Party Hereto (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.20	Pledge Agreement, dated as of September 28, 2005, made by First Advantage Corporation in favor of Bank of American, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.21	Security Agreement, dated as of September 28, 2005, made by First Advantage Corporation in favor of Bank of America, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.22	Subsidiary Guaranty Agreement, dated as of September 28, 2005, made by First Advantage Corporation in favor of Bank of America, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.9 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.23	Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.24	Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of Wachovia Bank, National Association (incorporated by reference to Exhibit 10.11 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.25	Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of Suntrust Bank (incorporated by reference to Exhibit 10.12 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.26	Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of U.S. Bank National Association (incorporated by reference to Exhibit 10.13 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.27	Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of Commerzbank AG, New York and Grand Cayman Branches (incorporated by reference to Exhibit 10.14 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.28	Note, dated September 28, 2005, made by First Advantage Corporation in favor of Regions Bank (incorporated by reference to Exhibit 10.15 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.29	Lease Agreement, dated January 17, 2005 between First Advantage Corporation and 100 Carillon, LLC (incorporated by reference to Exhibit 10.25 to the annual report on Form 10-K filed by the Company on March 10, 2005 (No. 001-31666))

10.30	Amended and Restated Services Agreement between The First American Corporation and First Advantage Corporation, dates as of September 14, 2005 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.31	Outsourcing Agreement between First American Real Estate Solutions, LLC and First Advantage Corporation, dated as of September 14, 2005 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

Exhibit	Description
10.32	Equipment Sublease by and between FADV Holdings LLC and First Advantage Corporation made and entered into as of September 14, 2005 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K filed on September 16, 2005 (No. 051087660))

10.33	The Registration Rights Agreement dated September 14, 2005, by and among First Advantage Corporation and Experian Information Solutions, Inc. (incorporated by reference to Exhibit 10.9 to the current report on Form 8-K filed on September 16, 2005 (No. 051087660))

10.34	Amendment to Registration Agreement, dated November 1, 2005 between First Advantage Corporation and Experian Information Solutions, Inc. (incorporated by reference to Exhibit 99.2 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.35	Reimbursement Agreement entered into October 11, 2005 between The First American Corporation and First Advantage Corporation (incorporated by reference to Exhibit 10.36 to the annual report on Form 10-K filed by the Company on March 16, 2006 (No. 06691781))

10.36	LeadClick Holding Company, LLC Operating Agreement by and between First American Real Estate Information Services, Inc. and First Advantage Corporation, dated November 7, 2005 (incorporated by reference to Exhibit 10.37 to the annual report on Form 10-K filed by the Company on March 16, 2006 (No. 06691781))

10.37	Transition Agreement, dated March 2, 2007, by and between John Long and First Advantage Corporation (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on May 3, 2007 (No. 07814714))

10.38	Dealer Track Holdings, Inc. Underwriting Agreement, dated October 18, 2007 (incorporated by reference to Exhibit 99.1 to the quarterly report on Form 10-Q filed by the Company on October 31, 2007 (No. 071201254 ))

10.39	Training Grant Services Agreement among The First American Corporation and First Advantage Tax Consulting Services, Inc., dated April 28, 2007 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on October 31, 2007 (No. 07120154 ))

21	Subsidiaries of the Company

23	Consent of Independent Registered Certified Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Indicates management contract or compensatory plan, contract or arrangement.

Copies of the Company’s Form 10-K that are furnished to stockholders of the Company do not include the exhibits listed above. Any stockholder desiring copies of one or more of such exhibits should write to the Secretary of the Company specifying the exhibit or exhibits required.