Form 10-Q
period 2008-03-31
FIRST ADVANTAGE CORP
filed 2008-05-01
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12-b). Yes  ☐ No  ☒

There were 11,693,289 shares of outstanding Class A Common Stock of the registrant as of April 25, 2008.

There were 47,726,521 shares of outstanding Class B Common Stock of the registrant as of April 25, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements –

First Advantage Corporation

Consolidated Financial Statements

For the Three Months Ended

March 31, 2008 and 2007

First Advantage Corporation

Consolidated Balance Sheets (Unaudited)

(in thousands)	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$61,108	$76,060
Accounts receivable (less allowance for doubtful accounts of $7,122 and $7,003 in 2008 and 2007, respectively)	153,715	148,875
Prepaid expenses and other current assets	10,370	10,782
Income tax receivable	3,316	—
Deferred income tax asset	16,917	26,023
Assets of discontinued operations (Note 4)	7,497	12,052

Total current assets	252,923	273,792
Property and equipment, net	82,533	76,308
Goodwill	736,524	694,519
Customer lists, net	62,772	63,483
Other intangible assets, net	21,699	23,011
Database development costs, net	11,212	11,105
Marketable equity securities	51,638	85,476
Other assets	4,494	4,239

Total assets	$1,223,795	$1,231,933

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,094	$44,998
Accrued compensation	32,109	42,199
Accrued liabilities	12,701	12,846
Deferred income	7,776	7,948
Income tax payable	—	51,721
Due to affiliates	5,349	6,750
Current portion of long-term debt and capital leases	17,423	18,282
Liabilities of discontinued operations (Note 4)	3,525	4,989

Total current liabilities	120,977	189,733
Long-term debt and capital leases, net of current portion	87,134	14,404
Deferred income tax liability	76,364	90,785
Other liabilities	5,513	5,000

Total liabilities	289,988	299,922

Minority interest	50,546	48,421
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 125,000 shares authorized; 11,575 and 11,368 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	11	11
Class B common stock, $.001 par value; 75,000 shares authorized; 47,727 shares issued and outstanding as of March 31, 2008 and December 31, 2007	48	48
Additional paid-in capital	492,804	488,683
Retained earnings	369,034	355,745
Accumulated other comprehensive income	21,364	39,103

Total stockholders’ equity	883,261	883,590

Total liabilities and stockholders’ equity	$1,223,795	$1,231,933

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income and Comprehensive (Loss) Income (Unaudited)

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2008	2007
Service revenue	$188,254	$191,060
Reimbursed government fee revenue	14,025	14,201

Total revenue	202,279	205,261

Cost of service revenue	53,716	58,712
Government fees paid	14,025	14,201

Total cost of service	67,741	72,913

Gross margin	134,538	132,348

Salaries and benefits	66,449	70,641
Facilities and telecommunications	8,200	7,718
Other operating expenses	22,834	22,587
Depreciation and amortization	9,896	9,537

Total operating expenses	107,379	110,483

Income from operations	27,159	21,865

Other (expense) income:
Interest expense	(425)	(3,226)
Interest income	419	332

Total other (expense), net	(6)	(2,894)
Equity in earnings of investee	—	780

Income from continuing operations before income taxes and minority interest	27,153	19,751
Provision for income taxes	10,974	8,038

Income from continuing operations before minority interest	16,179	11,713
Minority interest	(87)	560

Income from continuing operations	16,266	11,153
(Loss) income from discontinued operations, net of tax	(2,977)	90

Net income	13,289	11,243
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,750	394
Unrealized loss on investment	(20,489)	—

Comprehensive (loss) income	$(4,450)	$11,637

Basic income per share:
Income from continuing operations	$0.27	$0.19
Loss from discontinued operations, net of tax	(0.05)	—

Net income	$0.22	$0.19

Diluted income per share:
Income from continuing operations	$0.27	$0.19
Loss from discontinued operations, net of tax	(0.05)	—

Net income	$0.22	$0.19

Weighted-average common shares outstanding:
Basic	59,159	58,371
Diluted	59,234	58,888

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2008 (Unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2007	59,095	$59	$488,683	$355,745	$39,103	$883,590
Net income				13,289		13,289
Class A Shares issued in connection with share based compensation	207	—	1,854	—	—	1,854
Tax benefit related to stock options	—	—	(204)	—	—	(204)
Share based compensation	—	—	2,471	—	—	2,471
Foreign currency translation	—	—	—	—	2,750	2,750
Unrealized loss on investment, net of tax	—	—	—	—	(20,489)	(20,489)

Balance at March 31, 2008	59,302	$59	$492,804	$369,034	$21,364	$883,261

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

(in thousands)	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$13,289	$11,243
(Loss) income from discontinued operations	(2,977)	90

Income from continuing operations	$16,266	$11,153
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	9,896	9,538
Bad debt expense	1,322	1,881
Share based compensation	2,256	5,863
Minority interests in net income	(87)	560
Equity in earnings of investee	—	(780)
Deferred income tax	7,309	6,019
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,855)	(5,889)
Prepaid expenses and other current assets	477	405
Other assets	696	(457)
Accounts payable	(3,132)	878
Accrued liabilities	(599)	(7,318)
Deferred income	(176)	72
Due from affiliates	(1,401)	(874)
Net change in income tax accounts	(56,022)	(29)
Accrued compensation and other liabilities	(9,681)	3,585

Net cash (used in) provided by operating activities—continuing operations	(35,731)	24,607

Net cash provided by operating activities—discontinued operations	502	286

Cash flows from investing activities:
Database development costs	(957)	(1,027)
Purchases of property and equipment	(10,356)	(8,796)
Cash paid for acquisitions	(44,148)	(23,268)
Cash balance of companies acquired	331	120

Net cash used in investing activities—continuing operations	(55,130)	(32,971)

Net cash used in investing activities—discontinued operations	(279)	(478)

Cash flows from financing activities:
Proceeds from long-term debt	75,197	32,279
Repayment of long-term debt	(3,326)	(24,193)
Cash contributions from First American to Leadclick LLC	2,402	3,785
Proceeds from class A shares issued in connection with stock option plan and employee stock purchase plan	1,854	1,950
Distribution to minority interest shareholders	(700)	(1,091)
Tax benefit related to stock options	(204)	184

Net cash provided by financing activities	75,223	12,914

Effect of exchange rates on cash	424	6
(Decrease) increase in cash and cash equivalents	(14,991)	4,364
Cash and cash equivalents at beginning of period	76,060	31,106
Increase in cash and cash equivalents of discontinued operations	39	192

Cash and cash equivalents at end of period	$61,108	$35,662

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid for interest	$365	$3,237

Cash paid for income taxes	$56,890	$1,842

Non-cash investing and financing activities:
Class A shares issued in connection with acquisitions	$—	$1,645

Notes issued in connection with acquisitions	$—	$3,373

Class A shares issued for share based compensation	$2,594	$4,885

Unrealized loss on investment, net of tax	$20,489	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

1.	Organization and Nature of Business

First Advantage Corporation (the “Company” or “First Advantage”) is a global risk mitigation and business solutions provider and operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

The First American Corporation and affiliates (“First American”) own approximately 81% of the shares of capital stock of the Company as of March 31, 2008. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

As part of the Company’s streamlining initiative, First Advantage sold First Advantage Investigative Services (“FAIS”) in April 2008, which was included in our Investigative and Litigation Support Services segment, and plans to sell Credit Management Solutions Inc. (“CMSI”), which was included in our Dealer Services segment. These businesses are presented in discontinued operations at March 31, 2008. The results of these businesses’ operations in the prior period have been reclassified to conform to the 2008 classification.

On March 1, 2007, John Long submitted his resignation as the Chief Executive Officer (“CEO”) and as a director of the Company, effective as of March 30, 2007. In connection with his resignation from the Company, Mr. Long and First Advantage entered into a Transition Agreement dated as of March 2, 2007. The Transition Agreement provides that Mr. Long will receive cash severance of $4.4 million; $2.2 million was paid in March 2007 with the remaining payment of $2.2 million paid in March 2008. In addition, Mr. Long received an acceleration of his unvested options and two restricted stock awards, effective March 30, 2007. An additional restricted stock award made to Mr. Long will vest during the term of restrictive covenants set forth in the Transition Agreement. Restricted stock units, previously granted to Mr. Long, will continue to vest according to the terms of First Advantage’s 2003 Incentive Compensation Plan. Based on the recommendation of the Compensation Committee, the Transition Agreement was approved by First Advantage’s board of directors on March 1, 2007. In connection with the Transition Agreement, First Advantage recorded compensation expense of $8.0 million in the quarter ending March 31, 2007 (included in salaries and benefits in the accompanying Consolidated Statements of Income and Comprehensive (Loss) Income), reflecting the value of the cash severance payment of $4.4 million and the value of the previously unvested restricted stock, restricted stock units and stock options. The $8.0 million of compensation expense reduced net income for the quarter ending March 31, 2007 by $4.7 million or 8 cents per diluted share.

In October 2007, the Company completed the sale of its US Search business for approximately $26.5 million in cash resulting in a gain before income taxes of approximately $20.4 million. US SEARCH.com was included in the Company’s Data Services segment. With the growth of First Advantage, a consumer-driven people locator service no longer fits into the Company’s core business strategy. The results of this business’ prior period operations are reflected in the Company’s Consolidated Statements of Income and Comprehensive (Loss) Income as discontinued operations.

First Advantage Corporation

Notes to Consolidated Financial Statements

In October 2007, the Company sold approximately 2,875,000 shares of DealerTrack Holdings, Inc. (“DealerTrack”) common stock. The sale resulted in a pretax investment gain of approximately $97.4 million or $58.4 million after tax and $0.99 per diluted share. The Company discontinued using the equity method of accounting for its remaining investment in DealerTrack, which is accounted for on the cost method. After the sale, First Advantage continues to own approximately 2,553,000 shares of DealerTrack common stock, which is approximately 6% of the outstanding shares.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial information included in this report has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments are of a normal recurring nature and are considered necessary for a fair statement of the results for the interim period. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

First Advantage completed one acquisition during the first quarter of 2008. The Company’s operating results for the three months ended March 31, 2008 include results for the acquired entity from the date of acquisition.

Operating results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.

As of March 31, 2008, the Company’s significant accounting polices and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, have not changed from December 31, 2007, except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, and SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.

Fair Value Accounting

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 allows companies to report selected financial assets and liabilities at fair value at their discretion. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective at the beginning of a company’s first fiscal year after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The company did not apply the fair value option and, therefore, SFAS 159 does not have an impact on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles, and expands disclosure requirements regarding fair value measurements. The Company has adopted FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (FSP 157-2), issued February 2008, and as a result the Company has partially applied the provisions of SFAS 157 as of January 1, 2008, which had no effect on its consolidated financial statements. FSP 157-2 delays the effective date of FAS 157 for non-financial assets and non-financial liabilities until January 1, 2009.

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities;

Level 2 – quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3 – unobservable inputs, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. At March 31, 2008, the Company’s marketable equity securities, $51.6 million, are valued using quoted market prices multiplied by the number of shares owned (Level 1). For additional information about our marketable equity securities, refer to Note 8 of the Notes to Consolidated Financial Statements in our Form 10-K.

First Advantage Corporation

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). This replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) is effective at the beginning of a company's first fiscal year after December 15, 2008. The Company is currently evaluating the effects of adoption on its consolidated financial statements and the impact, if any, is not known at this time.

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

During the first quarter of 2008, the Company completed one acquisition for approximately $16.3 million in cash. In addition, the Company paid consideration of approximately $27.9 million in cash related to earnout provisions from prior year acquisitions and an additional purchase of a portion of minority interests in LeadClick Media Inc.

First Advantage Corporation

Notes to Consolidated Financial Statements

The preliminary allocation of the aggregate purchase price of this acquisition and the earnouts are as follows:

(in thousands)
Goodwill	$40,859
Identifiable intangible assets	2,082
Net assets acquired	1,207

$44,148

The changes in the carrying amount of goodwill, by operating segment, are as follows for the three months ended March 31, 2008:

(in thousands)	Balance at December 31, 2007	Acquisitions and Earnouts	Adjustments to net assets acquired	Balance at March 31, 2008
Lender Services	$51,088	$—	$11	$51,099
Data Services	230,115	8,008	510	238,633
Dealer Services	55,155	—	(13)	55,142
Employer Services	245,316	12,996	784	259,096
Multifamily Services	49,100	—	—	49,100
Investigative and Litigation Support Services	63,745	19,855	(146)	83,454

Consolidated	$694,519	$40,859	$1,146	$736,524

The adjustments to net assets acquired represent post acquisition adjustments for those companies not acquired in the period.

4.	Discontinued Operations

As discussed in Note 1, in October 2007, the Company completed the sale of its consumer business, US SEARCH.com for approximately $26.5 million in cash resulting in a gain before income taxes of approximately $20.4 million. US SEARCH.com was included in the Company’s Data Services segment. With the growth of First Advantage, a consumer-driven people locator service no longer fits into the Company’s core business strategy. The results of this business’ prior period operations are reflected in the Company’s Consolidated Statements of Income and Comprehensive (Loss) Income as discontinued operations.

As part of the Company’s streamlining initiative, First Advantage sold First Advantage Investigative Services (“FAIS”) in April 2008, which was included in our Investigative and Litigation Support Services segment, and plans to sell Credit Management Solutions Inc. (“CMSI”), which was included in our Dealer Services segment. These companies are presented in discontinued operations at March 31, 2008. The results of these businesses’ operations in the prior period have been reclassified to conform to the 2008 classification.

First Advantage Corporation

Notes to Consolidated Financial Statements

The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007
Total revenue	$4,845	$11,802

(Loss) income from discontinued operations before income taxes	$(1,104)	$154
Loss on sale of discontinued operations before income taxes	(3,910)	—

Income tax (benefit) expense	(2,037)	64

Loss from discontinued operations, net of tax	$(2,977)	$90

Earnings per share:
Basic	$(0.05)	$—

Diluted	$(0.05)	$—

Weighted-average common shares outstanding:
Basic	59,159	58,371
Diluted	59,234	58,888

During the first quarter of 2008, the Company recorded a pre-tax charge of approximately $3.9 million or $2.3 million after income taxes in discontinued operations to reduce the carrying value of goodwill and other assets related to these businesses in order to reflect the estimated net proceeds to be realized from selling these two businesses. Actual proceeds may vary from the estimated net proceeds.

At March 31, 2008 and December 31, 2007, the Company classified certain assets and liabilities associated with the discontinued operations as assets of discontinued operations and liabilities of discontinued operations in the Consolidated Balance Sheets in accordance with the guidance in the SFAS 144.

First Advantage Corporation

Notes to Consolidated Financial Statements

(in thousands)	March 31, 2008	December 31, 2007
Current assets	$3,086	3,614
Long term assets	4,411	8,438

Total assets of discontinued operations	7,497	12,052
Total liabilities of discontinued operations	3,525	4,989

Net assets of discontinued operations	$3,972	$7,063

5.	Goodwill and Intangible Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the Company will complete the goodwill impairment test for all reporting units in the fourth quarter of 2008 (using the September 30 valuation date). There have been no impairments of goodwill during the three months ended March 31, 2008.

Goodwill and other intangible assets for the periods as of March 31, 2008 and December 31, 2007 are as follows:

(in thousands)	March 31, 2008	December 31, 2007
Goodwill	$736,524	$694,519

Customer lists	$95,770	$93,712
Less accumulated amortization	(32,998)	(30,229)

Customer lists, net	$62,772	$63,483

Other intangible assets:
Noncompete agreements	$13,417	$14,717
Trade names	21,631	21,620

	35,048	36,337
Less accumulated amortization	(13,349)	(13,326)

Other intangible assets, net	$21,699	$23,011

Amortization of customer lists and other intangible assets totaled approximately $4.1 million and $4.0 million for the three months ended March 31, 2008 and 2007, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements

Estimated amortization expense relating to intangible asset balances as of March 31, 2008, is expected to be as follows over the next five years:

Three months ending March 31, 2008:

(in thousands)
Remainder of 2008	$15,884
2009	15,032
2010	13,504
2011	11,247
2012	9,930
Thereafter	18,874

$84,471

The changes in the carrying amount of identifiable intangible assets are as follows for the three months ended March 31, 2008:

(in thousands)	Other Intangible Assets	Customer Lists
Balance, at December 31, 2007	$23,011	$63,483
Acquisitions	—	2,082
Adjustments	17	(15)
Amortization	(1,329)	(2,778)

Balance, at March 31, 2008	$21,699	$62,772

6.	Debt

Long-term debt and capital leases consist of the following at March 31, 2008:

(in thousands, except percentages)
Acquisition notes:
Weighted average interest rate of 5.18% with maturities through 2010	$29,164
Bank notes:
$225 million Secured Credit Facility, interest at 30-day LIBOR plus 1.25% (3.91% at March 31, 2008) matures September 2010	75,197
Capital leases and other debt:
Various interest rates with maturities through 2010	196

Total long-term debt and capital leases	$104,557
Less current portion of long-term debt and capital leases	17,423

Long-term debt and capital leases, net of current portion	$87,134

First Advantage Corporation

Notes to Consolidated Financial Statements

At March 31, 2008, the Company was in compliance with the financial covenants of its loan agreement.

7.	Earnings Per Share

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2008	2007
Income from continuing operations	$16,266	$11,153
(Loss) income from discontinued operations, net of tax	(2,977)	90

Net Income - numerator for basic and fully diluted earnings per share	$13,289	$11,243

Denominator:
Weighted-average shares for basic earnings per share	59,159	58,371
Effect of restricted stock	46	181
Effect of dilutive securities - employee stock options and warrants	29	336

Denominator for diluted earnings per share	59,234	58,888

Earnings per share:
Basic
Income from continuing operations	$0.27	$0.19
(Loss) income from discontinued operations, net of tax	(0.05)	—

Net income	$0.22	$0.19

Diluted
Income from continuing operations	$0.27	$0.19
(Loss) income from discontinued operations, net of tax	(0.05)	—

Net income	$0.22	$0.19

For the three months ended March 31, 2008 and 2007, options and warrants totaling 4,097,041 and 1,709,617, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive.

8.	Share-Based Compensation

In the first quarter of 2008, the Company changed from granting stock options as the primary means of share-based compensation to granting restricted stock units (“RSU”). The fair value of any RSU grant is based on the market value of the Company’s shares on the date of the grant and is recognized as compensation expense over the vesting period. RSUs generally vest over three years at a rate of 33.3% for the first two years and 33.4% for last year.

First Advantage Corporation

Notes to Consolidated Financial Statements

Restricted stock activity since December 31, 2007 is summarized as follows:

(in thousands, except exercise prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock outstanding at December 31, 2007	336	$26.10
Restricted stock granted	439	$20.32
Restricted stock vested	(119)	$25.91

Nonvested restricted stock outstanding at March 31, 2008	656	$22.27

The following table illustrates the share-based compensation expense recognized for the three months ended March 31, 2008 and 2007. Approximately $3.4 million of the 2007 share-based compensation expense is related to the former CEO’s 2007 Transition Agreement.

	Three Months Ended March 31,
(in thousands)	2008	2007
Stock options	$1,374	$2,889
Restricted stock	839	2,898
Employee stock purchase plan	43	76

	$2,256	$5,863

Stock option activity under the Company’s stock plan since December 31, 2007 is summarized as follows:

(in thousands, except exercise prices)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	4,615	$22.60	$4,759

Options exercised	(91)	$17.73
Options forfeited	(43)	$23.73

Options outstanding at March 31, 2008	4,481	$22.68	$4,410

Options exercisable, end of the quarter	3,455	$22.01	$4,068

First Advantage Corporation

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at March 31, 2008:

(in thousands, except for exercise prices, years and weighted average amounts)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 7.00 - $ 12.50	11	3.1	$10.70	11	$10.70
$12.51 - $ 25.00	3,242	5.1	$20.85	2,813	$20.63
$25.01 - $ 50.00	1,217	8.0	$27.07	620	$27.29
$50.01 - $242.25	11	2.3	$87.63	11	$87.63

	4,481			3,455

The Company had outstanding warrants to purchase up to 42,574 shares of its common stock at exercise prices ranging from $12.05 to $22.50 per share as of March 31, 2008. The weighted average remaining contractual life in years for the warrants outstanding is 2.65 and the weighted average exercise price is $12.32.

9.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2003, and state and local, and non-U.S. income tax examinations by tax authorities before 2002. The Internal Revenue Service is conducting an examination of First Advantage Corporation’s 2005 consolidated federal income tax return. The Company does not anticipate material adjustments as a result of this examination.

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

As of March 31, 2008, the Company has a $1.8 million total liability recorded for unrecognized tax benefits as well as a $0.2 million total liability for income tax related interest. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.8 million. The majority of the unrecognized tax benefits and associated interest relates to foreign operations. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2008.

10.	Segment Information

The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

The Lender Services segment offers lenders credit reporting solutions for mortgage and home equity needs.

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, fleet management, supply chain theft and damage mitigation consulting, criminal records reselling, specialty finance credit reporting, consumer credit reporting services, and lead generation services. Revenue for the

First Advantage Corporation

Notes to Consolidated Financial Statements

Data Services segment includes $1.5 million and $1.2 million of inter-segment sales for the three months ended March 31, 2008 and 2007, respectively.

The Dealer Services business segment serves the automotive dealer marketplace by delivering consolidated consumer credit reports and automotive lead generation services.

The Employer Services segment includes employment background screening, occupational health services, tax incentive services and hiring solutions. Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Hiring solutions include applicant tracking software, recruiting services and outsourced management of payroll and human resource functions. Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs, sales and use tax programs and fleet asset management programs. Revenue for the Employer Services segment includes $0.4 million of inter-segment sales for each of the three month periods ended March 31, 2008 and 2007.

The Multifamily Services segment includes resident screening and software services. Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories. Revenue for the Multifamily Services segment includes $0.2 million and $0.1 million of inter-segment sales for each of the three month periods ended March 31, 2008 and 2007, respectively.

The Investigative and Litigation Support Services segment includes all investigative services. Products and services offered by the Investigative and Litigation Support Services segment includes computer forensics, electronic discovery, due diligence reports and other high level investigations.

The elimination of intra-segment revenue and cost of service revenue is included in Corporate. These transactions are recorded at cost.

Service revenue for international operations included in the Employer Services segment was $11.1 million and $8.7 for the three months ended March 31, 2008 and 2007, respectively. Service revenue for international operations included in the Investigative and Litigation Support Services segment was $12.9 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements

The following table sets forth segment information for the three months ended March 31, 2008 and 2007.

(in thousands)	Service Revenue	Depreciation and Amortization	Income (Loss) From Continuing Operations	Assets
Three Months Ended March 31, 2008
Lender Services	$39,314	$743	$9,465	$85,700
Data Services	28,629	2,646	6,133	325,770
Dealer Services	25,926	295	4,519	118,744
Employer Services	53,687	3,079	3,471	404,525
Multifamily Services	18,349	1,369	4,772	86,334
Investigative and Litigation Support Services	23,503	765	9,525	132,125
Corporate and Eliminations	(1,154)	999	(10,726)	63,100

Consolidated (excluding Assets of Discontinued Operations)	$188,254	$9,896	$27,159	$1,216,298

Three Months Ended March 31, 2007
Lender Services	$46,612	$1,648	$12,656	$79,877
Data Services	33,697	2,495	10,685	324,362
Dealer Services	27,336	319	3,668	109,361
Employer Services	54,698	2,468	5,111	363,110
Multifamily Services	17,605	1,170	4,314	83,792
Investigative and Litigation Support Services	12,323	780	2,921	83,405
Corporate and Eliminations	(1,211)	657	(17,490)	70,101

Consolidated (excluding Assets of Discontinued Operations)	$191,060	$9,537	$21,865	$1,114,008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note of Caution Regarding Forward Looking Statements

Certain statements in this quarterly report on Form 10-Q relate to future results of the Company and are considered “forward-looking statements”. These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to among other things, sufficiency and availability of cash flows and other sources of liquidity, current levels of operations, anticipated growth, future market positions, synergies from integration, ability to execute its growth strategy, levels of capital expenditures and ability to satisfy current debt. These forward-looking statements, and others forward-looking statements contained in other public disclosures of the Company are based on assumptions that involve risks and uncertainties, and that are subject to change based on various important factors (some of which are beyond the Company’s control). Risks and uncertainties exist that may cause results to differ materially from those set forth in these forward-looking statements. Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: general volatility of the capital markets and the market price of the Company’s Class A common stock; the Company’s ability to successfully raise capital; the Company’s ability to identify and complete acquisitions and to successfully integrate businesses it acquires; changes in applicable government regulations; the degree and nature of the Company’s competition; increases in the Company’s expenses; continued consolidation among the Company’s competitors and customers; unanticipated technological changes and requirements; the Company’s ability to identify suppliers of quality and cost-effective data; and other factors described in this quarterly report on Form 10-Q. In addition to the risk factors set forth above and in this quarterly report on Form 10-Q, you should carefully consider the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as well as the other information contained in the Company’s Annual Report, as updated or modified in subsequent filings. The Company faces risks other than those listed in the Annual Report, as updated, including those that are unknown and others of which the Company may be aware but, at present, considers immaterial. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties. The forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

First Advantage Corporation (Nasdaq: FADV) (“First Advantage” or the “Company”) provides global risk mitigation, screening services and credit reporting to enterprise and consumer customers. The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative & Litigation Support Services. First Advantage is headquartered in Poway, California and has approximately 4,900 employees in offices throughout the United States and abroad. During the three months ended March 31, 2008, First Advantage acquired one company, which is included in the Employer Services segment.

Operating results for the three months ended March 31, 2008 included total service revenue of $188.3 million, representing a decrease of 1% over the same period in 2007, including $5.5 million in service revenue related to acquisitions. Operating income for the three months ended March 31, 2008 was $27.2 million. Operating income increased $5.3 million for the three months ended March 31, 2008 in comparison to the same period in 2007. In connection with the former CEO’s Transition Agreement, First Advantage recorded compensation expense of $8.0 million in the quarter ending March 31, 2007 (included in salaries and benefits in the accompanying Consolidated Statements of Income and Comprehensive (Loss) Income), reflecting the value of the cash severance payment of $4.4 million and the value of the previously unvested restricted stock, restricted stock units and stock options. The $8.0 million of compensation expense reduced net income for the quarter ending March 31, 2007 by $4.7 million or 8 cents per diluted share.

As part of the Company’s streamlining initiative, First Advantage sold FAIS in April 2008, which was included in our Investigative and Litigation Support Services segment, and plans to sell CMSI, which was included in our Dealer Services segment. These businesses are presented in discontinued operations at March 31, 2008. The results of these businesses’ operations in the prior period have been reclassified to conform to the 2008 classification.

In October 2007, the Company completed the sale of its US Search business for approximately $26.5 million in cash resulting in a gain before income taxes of approximately $20.4 million. US SEARCH.com was included in the Company’s Data Services segment. With the growth of First Advantage, a consumer-driven people locator service no longer fits into the Company’s core business strategy. The results of this business’ prior period operations are reflected in the Company’s Consolidated Statements of Income and Comprehensive (Loss) Income as discontinued operations.

Critical Accounting Estimates

Critical accounting policies are those policies used in the preparation of the company’s financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for year ended December 31, 2007.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). This replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS 109, “Accounting for Income” Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) is effective at the beginning of a company's first fiscal year after December 15, 2008. The Company is currently evaluating the effects of adoption on its consolidated financial statements and the impact, if any, is not known at this time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (revised 2007) “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective at the beginning of a company’s first fiscal year after December 15, 2008. The Company is currently evaluating the effects of adoption on its consolidated financial statements and the impact, if any, is not known at this time.

The following is a summary of the operating results by the Company’s business segments for the three months ended March 31, 2008 and March 31, 2007.

(in thousands, except percentages)
Three Months Ended March 31, 2008	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate	Total
Service revenue	$39,314	$28,629	$25,926	$53,687	$18,349	$23,503	$(1,154)	$188,254
Reimbursed government fee revenue	—	12,309	—	2,805	—	—	(1,089)	14,025

Total revenue	39,314	40,938	25,926	56,492	18,349	23,503	(2,243)	202,279
Cost of service revenue	13,679	9,331	14,868	14,737	1,555	581	(1,035)	53,716
Government fees paid	—	12,309	—	2,805	—	—	(1,089)	14,025

Total cost of service	13,679	21,640	14,868	17,542	1,555	581	(2,124)	67,741
Gross margin	25,635	19,298	11,058	38,950	16,794	22,922	(119)	134,538
Salaries and benefits	11,839	6,818	2,246	20,232	7,252	9,253	8,809	66,449
Facilities and telecommunications	1,954	778	112	2,496	934	782	1,144	8,200
Other operating expenses	1,634	2,923	3,886	9,672	2,467	2,597	(345)	22,834
Depreciation and amortization	743	2,646	295	3,079	1,369	765	999	9,896

Income (loss) from operations	$9,465	$6,133	$4,519	$3,471	$4,772	$9,525	$(10,726)	$27,159

Operating margin percentage	24.1%	21.4%	17.4%	6.5%	26.0%	40.5%	N/A	14.4%

Three Months Ended March 31, 2007	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate	Total
Service revenue	$46,612	$33,697	$27,336	$54,698	$17,605	$12,323	$(1,211)	$191,060
Reimbursed government fee revenue	—	12,188	—	2,913	—	—	(900)	14,201

Total revenue	46,612	45,885	27,336	57,611	17,605	12,323	(2,111)	205,261
Cost of service revenue	15,603	10,606	15,562	15,813	1,554	509	(935)	58,712
Government fees paid	—	12,188	—	2,913	—	—	(900)	14,201

Total cost of service	15,603	22,794	15,562	18,726	1,554	509	(1,835)	72,913
Gross margin	31,009	23,091	11,774	38,885	16,051	11,814	(276)	132,348
Salaries and benefits	12,931	5,655	2,532	21,076	6,913	5,974	15,560	70,641
Facilities and telecommunications	1,946	718	278	2,343	935	498	1,000	7,718
Other operating expenses	1,828	3,538	4,977	7,887	2,719	1,641	(3)	22,587
Depreciation and amortization	1,648	2,495	319	2,468	1,170	780	657	9,537

Income (loss) from operations	$12,656	$10,685	$3,668	$5,111	$4,314	$2,921	$(17,490)	$21,865

Operating margin percentage	27.2%	31.7%	13.4%	9.3%	24.5%	23.7%	N/A	11.4%

Lender Services Segment

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Service revenue was $39.3 million for the three months ended March 31, 2008, a decrease of $7.3 million compared to service revenue of $46.6 million for the three months ended March 31, 2007. The acquisition of a mortgage credit reporting business during the fourth quarter of 2007 increased service revenue by $4.5 million while service revenue from existing businesses decreased by $11.8 million. A decrease in transactions due to the decline in the mortgage industry resulted in an overall decrease in service revenue.

Gross margin was $25.6 million for the three months ended March 31, 2008, a decrease of $5.4 million compared to gross margin of $31.0 million in the same period of 2007. The acquisition of a mortgage credit reporting business during the fourth quarter of 2007 increased gross margin by $2.5 million, while organic gross margin decreased by $7.9 million. The impact of the decrease in mortgage transactions and an increase in credit data costs resulted in an overall decrease in gross margin. Gross margin was 65.2% for the three months ended March 31, 2008 as compared to 66.5% for the three months ended March 31, 2007.

Salaries and benefits decreased by $1.1 million. Salaries and benefits were 30.1% of service revenue in the first quarter of 2008 compared to 27.7% during the same period in 2007. The acquisition of a mortgage credit reporting business during the fourth quarter of 2007 increased salaries and benefits expense by $1.0 million during the three months ended March 31, 2008, while salaries and benefits from the existing business decreased by $2.1 million.

Facilities and telecommunication expenses were flat compared to the same period in 2007. Facilities and telecommunication expense were 5.0% of service revenue in the first quarter of 2008 compared to 4.2% in the first quarter of 2007.

Other operating expenses decreased by $0.2 million. Other operating expenses were 4.2% of service revenue in the first quarter of 2008 compared to 3.9% for the same period of 2007. The change in 2008 is primarily due to the acquisition of a mortgage credit reporting business during the fourth quarter of 2007 which increased other operating expenses by $0.5 million during the three months ended March 31, 2008, while other operating expenses for existing business decreased by $0.7 million for reduction in shared services, temporary labor costs, international operations and bad debt expense.

Depreciation and amortization decreased by $0.9 million. Depreciation and amortization was 1.9% of service revenue during the first quarter of 2008 compared to 3.5% in the same period in 2007. The decrease is primarily due to certain fixed assets becoming fully depreciated.

Income from operations was $9.5 million for the three months ended March 2008 compared to $12.7 million in the same period of 2007. The acquisition of a mortgage credit reporting business during the fourth quarter of 2007 increased income from operations by $0.7 million, while income from existing operations decreased by $3.9 million. The operating margin percentage decreased from 27.2% to 24.1% primarily due to the impact of the acquisition which reduced the net margin by 1.1% and the overall decrease in service revenue.

Data Services Segment

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Total service revenue was $28.6 million for the three months ended March 31, 2008, a decrease of $5.1 million compared to service revenue of $33.7 million in the same period of 2007. This segment has experienced a significant decrease in service revenue primarily due to the lead generation business and curtailed lending activities due to the challenging credit environment.

Cost of service revenue was $9.3 million for the three months ended March 31, 2008, a decrease of $1.3 million compared to cost of service revenue of $10.6 million in the same period of 2007. Cost of service revenue was 32.6% of service revenue during the first quarter of 2008 compared to 31.5% in the same period in 2007.

Salaries and benefits increased by $1.2 million. Salaries and benefits were approximately 23.8% of service revenue in the first quarter of 2008 compared to 16.8% of service revenue in the first quarter of 2007. The increase is primarily due to an increase in salaries and benefits for technology personnel previously outsourced to gain cost efficiencies.

Facilities and telecommunication expenses for the first quarter of 2008 were comparable to the same period in 2007. Facilities and telecommunication expenses were approximately 2.7% of service revenue in the first quarter of 2008 compared to 2.1% of service revenue in the first quarter of 2008 and 2007.

Other operating expenses decreased by $0.6 million. Other operating expenses were 10.2% of service revenue in the first quarter of 2008 and 10.5% in the first quarter of 2007. The decrease is primarily due to the decrease of technology related shared services fees.

Depreciation and amortization increased by $0.2 million. Depreciation and amortization was 9.2% of service revenue during the first quarter of 2008 compared to 7.4% in the same period in 2007.

The operating margin percentage decreased from 31.7% to 21.4% in comparing the first quarter of 2007 to the first quarter of 2008. The decrease in the operating margin is primarily due to a change in the revenue mix of the businesses in the first quarter of 2008 compared to the same period in 2007.

Income from operations was $6.1 million for the first quarter of 2008, a decrease of $4.6 million compared to $10.7 million in the first quarter of 2007. The decrease is primarily driven by the lead generation business where revenue has declined, cost of service has increased and expenses to support future growth have increased.

Dealer Services Segment

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Service revenue was $25.9 million for the three months ended March 31, 2008, a decrease of $1.4 million compared to service revenue of $27.3 million for the three months ended March 31, 2007. A 44.9% decrease in revenue at the automotive lead generation business resulted in an overall decrease in service revenue, partially offset by an increase in transaction volume which resulted in a 6.0% increase in credit report related revenue.

Cost of service revenue was $14.9 million for the three months ended March 31, 2008, a decrease of $0.7 million compared to cost of service revenue of $15.6 million in the same period of 2007. An increase in cost of service revenue based on an increase in credit report related transactions was offset by a larger decrease in cost of service revenue on the lower margin lead generation business.

Gross margin was $11.1 million for the three months ended March 31, 2008, a decrease of $0.7 million compared to gross margin of $11.8 million in the same period of 2007. The impact of the decrease in service revenue at the automotive lead generation business resulted in an overall decrease in gross margin. Gross margin was 42.7% for the three months ended March 31, 2008 as compared to 43.1% for the three months ended March 31, 2007.

Salaries and benefits decreased by $0.3 million. Salaries and benefits were 8.7% of service revenue in the first quarter of 2008 compared to 9.3% during the same period in 2007. Salaries and benefits expense decreased due to operational efficiencies.

Facilities and telecommunication expenses decreased $0.2 million. Facilities and telecommunication expenses were 0.4% of service revenue in the first quarter of 2008 compared to 1.0% in the first quarter of 2007. The decrease in facilities and telecommunication expense is due to the impact of the relocation and consolidation of facilities for the automotive lead generation business in 2007.

Other operating expenses decreased by $1.1 million. Other operating expenses were 15.0% of service revenue in the first quarter of 2008 compared to 18.2% for the same period in 2007. The decrease in 2008 is due to a decrease in the amounts allocated from shared services and a decrease in bad debt expense at the automotive lead generation business.

Depreciation and amortization was 1.1% of service revenue during the first quarter of 2008 compared to 1.2% in the same period in 2007.

Income from operations was $4.5 million for the three months ended March 2008 compared to $3.7 million in the same period in 2007. The operating margin percentage increased from 13.4% to 17.4% primarily due to the impact of increased revenue and operational efficiencies at the automotive credit reporting subsidiary, and the impact of lower allocations from shared services.

Employer Services Segment

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Total service revenue was $53.7 million for the three months ended March 31, 2008, a decrease of $1.0 million compared to service revenue of $54.7 million in the same period of 2007. The decrease was a result of a decrease of $2.0 million of revenue from existing businesses offset by the addition of $1.0 million of revenue from the acquisition in the first quarter of 2008.

Salaries and benefits decreased by $0.8 million. Salaries and benefits were 37.7% of service revenue in the first quarter of 2008 compared to 38.5% in the same period of 2007. The decrease is a direct effect of office closings in 2007 and the shift of personnel to shared services, offset by an increase for the acquisition in the first quarter of 2008.

Facilities and telecommunication expenses increased by $0.2 million. Facilities and telecommunication expenses were 4.6% of service revenue in the first quarter of 2008 and 4.3% in the first quarter of 2007.

Other operating expenses increased by $1.8 million. Other operating expenses were 18.0% of service revenue in the first quarter of 2008 and 14.4% for the same period of 2007. The increase in other operating expenses is primarily due to the increase in allocation for shared services and foreign currency losses.

Depreciation and amortization increased by $0.6 million primarily due to the addition of intangible assets related to the acquisitions and the rollout of new software projects.

The operating margin percentage decreased from 9.3% to 6.5% primarily due to reduced earnings from the higher margin tax credit revenue generated in the first quarter of 2007.

Income from operations was $3.5 million for the three months ended March 31, 2008, a decrease of $1.6 million compared to income from operations of $5.1 million in the same period of 2007. The decrease in tax incentive revenue of $1.5 million related to the Work Opportunity Tax Credit (“WOTC”) program was the primary reason for the reduced earnings.

Multifamily Services Segment

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Total service revenue was $18.3 million for the three months ended March 31, 2008, an increase of $0.7 million compared to service revenue of $17.6 million in the same period of 2007. The 4.2% organic growth is driven by expanded market share and an increase in products and services.

Salaries and benefits cost increased $0.3 million. Salaries and benefits were 39.5% of service revenue for the first quarter of 2008 compared to 39.3% of service revenue in the same period of 2007.

Facilities and telecommunication expenses are comparable to the same period of 2007. Facilities and telecommunication expenses were 5.1% of service revenue in the first quarter of 2008 and 5.3% in the first quarter of 2007.

Other operating expenses decreased $0.3 million. Other operating expenses were 13.4% of service revenue in the first quarter of 2008 compared to 15.4% in the same period of 2007.

Depreciation and amortization increased $0.2 million. Depreciation and amortization was 7.5% of service revenue in the first quarter of 2008 compared to 6.6% in the same period of 2007.

The operating margin percentage increased from 24.5% to 26.0% due to increased revenue from the renter’s insurance program and cost containment with revenue growth.

Income from operations was $4.8 million in the first quarter of 2008 compared to income from operations of $4.3 million in the same period of 2007.

Investigative and Litigation Services Segment

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Total service revenue was $23.5 million for the three months ended March 31, 2008, an increase of $11.2 million compared to service revenue of $12.3 million in the same period of 2007. The increase is primarily due to the growth in the segment’s electronic discovery business of the Litigation Support Services division.

Salaries and benefits increased by $3.3 million. Salaries and benefits were 39.4% of service revenue in the first quarter of 2008 compared to 48.5% in the same period of 2007. The increase is mainly due to the increase of employees in the Litigation support division to support the revenue growth and compensation related to revenue and profitability.

Facilities and telecommunication expenses increased $0.3 million. Facilities and telecommunication expenses were 3.3% of service revenue in the first quarter of 2008 and 4.0% in the first quarter of 2007.

Other operating expenses increased by $1.0 million. Other operating expenses were 11.0% of service revenue in the first quarter of 2008 and 13.3% for the same period of 2007. The expense increase is related to geographic expansion and new business development efforts in this segment.

Depreciation and amortization was flat when compared to the first quarter of 2007. Depreciation and amortization was 3.3% of service revenue in the first quarter of 2008 compared to 6.3% in the same period of 2007.

The operating margin percentage increased from 23.7% to 40.5%. The increase in margin is primarily due to the significant revenue increase on the higher margin electronic discovery business.

Income from operations was $9.5 million for the first quarter of 2008 compared to $2.9 million for the same period of 2007. The increase is primarily due to revenue growth.

Corporate

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. Additional costs were incurred for the increased level of professional fees for audit related services and increased staffing in the technology, accounting, human resources and legal departments to support corporate growth. The corporate expenses were $10.7 million in the first quarter of 2008 compared to expenses of $17.5 million in the same period of 2007. Approximately $8.0 million of the decreased expense is due to costs related to the former CEO’s 2007 transition agreement.

Consolidated Results

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Consolidated service revenue for the three months ended March 31, 2008 was $188.3 million, a decrease of $2.8 million compared to service revenue of $191.1 million in the same period in 2007. Acquisitions accounted for $5.5 million increase in revenue growth offset by $8.3 million of revenue decline at existing businesses.

Salaries and benefits decreased $4.2 million. Salaries and benefits were 35.3% of service revenue for the three months ended March 31, 2008 and 37.0% for the same period in 2007. The decrease is related to the non-recurrence of the former CEO’s transition agreement in the first quarter of 2007 offset by additional employees added to support revenue and geographic growth. In addition, approximately $2.3 million in expense was recorded for share based compensation in first quarter 2008 compared to $5.9 million for the first quarter of 2007, of which $3.4 million is related to the former CEO’s transition agreement.

Facilities and telecommunication increased by $0.5 million compared to the same period in 2007. Facilities and telecommunication expenses were 4.4% of service revenue in the first quarter of 2008 and 4.0% in the first quarter of 2007.

Other operating expenses increased by $0.2 million compared to the same period in 2007. Other operating expenses were 12.1% of service revenue for the three months ended March 31, 2008 and 11.8% in the first quarter of 2007.

Depreciation and amortization increased by $0.4 million due to an increase in amortization of intangible assets as a result of acquisitions, fixed asset additions and the roll out of internally developed software off by certain fixed assets and intangibles becoming fully depreciated.

The consolidated operating margin was 14.4% for the three months ended March 31, 2008, compared to 11.4% for the same period in 2007. The operating margin quarter over quarter is relatively flat after excluding the negative impact related to the former CEO’s 2007 transition agreement.

Income from operations was $27.2 million for the three months ended March 31, 2008 compared to $21.9 million for the same period in 2007. The increase of $5.3 million is comprised of an increase in operating income of $0.9 million in Dealer Services, $6.6 million in Investigative and Litigation Support Services and $0.5 million at Multifamily Services offset by decreases in operating income of $3.2 million in Lender Services, $4.6 million in Data Services, $1.6 million in Employer Services and a decrease of corporate expenses of $6.7 million.

Liquidity and Capital Resources

Overview

The Company’s principal sources of capital include, but are not limited to, existing cash balances, operating cash flows and borrowing under its Secured Credit Facility. The Company’s short-term and long-term liquidity depends primarily upon its level of net income, working capital management (accounts receivable, accounts payable and accrued expenses) and bank borrowings. The Company believes that, based on current forecasts and anticipated market conditions, sufficient operating cash flow will be generated to meet substantially all operating needs, to make planned capital expenditures, scheduled debt payments, and tax obligations for the next twelve months. Any material variance of operating results could require us to seek other funding alternatives including raising additional capital.

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

Statements of Cash Flows

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank. As of March 31, 2008, cash and cash equivalents were $61.1 million.

Net cash used in operating activities of continuing operations was $35.7 million compared to cash provided by operating activities from continuing operations of $24.6 million for the three months ended March 31, 2008 and 2007, respectively.

Cash provided by operating activities of continuing operations decreased by $60.3 million from the first quarter of 2007 to the first quarter of 2008 while income from continuing operations was $16.3 million in the first quarter of 2008 and $11.2 million for the same period in 2007. The decrease in cash provided by operating activities was primarily due income tax payments of $56.9 million and payments made for accrued compensation related to annual bonuses and a severance payment of $2.2 million to the former CEO.

Cash used in investing activities of continuing operations was $55.1 million and $33.0 million for the three months ended March 31, 2008 and 2007, respectively. In the first quarter of 2008, net cash in the amount of $44.1 million was used for acquisitions compared to $23.3 million in 2007. Purchases of property and equipment were $10.4 million in the first quarter of 2008 compared to $8.8 million in the same period of 2007.

Cash provided by financing activities of continuing operations was $75.2 million for the three months ended March 31, 2008, compared to $12.9 million for the three months ended March 31, 2007. In the first quarter of 2008, proceeds from existing credit facilities were $75.2 million compared to $32.3 million in 2007. Repayment of debt was $3.3 million in the first quarter of 2008 and $24.2 million in the same period of 2007.

Certain acquisitions have success consideration payments or earn-out provisions included in the purchase agreements. At March 31, 2008, the Company estimates that approximately $14.1 million in additional consideration will be paid in the current fiscal year in connection with these acquisitions. The payments will be in the form of cash and debt. The actual amount of the consideration is dependent upon the future operating results of the respective acquisitions. The Company will record the fair value of the success consideration issued as an additional cost of the respective acquired entities at such time as the contingency is resolved and the additional consideration is distributable. The additional cost will be recorded to goodwill.

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

At March 31, 2008, the Company had available lines of credit of $146.0 million and the Company was in compliance with the financial covenants of its loan agreements.

First Advantage filed a new Registration Statement with the Securities and Exchange Commission for the issuance of up to 5.0 million shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on January 9, 2006. A total of 1,338,631 shares were issued for acquisitions as of March 31, 2008.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 2.0 million shares of our Class A common stock, par value $.001 per share, from time to time for general corporate purposes. The Registration Statement was declared effective on January 3, 2005. No shares have been issued as of March 31, 2008.

Contractual Obligations and Commercial Commitments

The following is a schedule of long-term contractual commitments, as of March 31, 2008, over the periods in which they are expected to be paid.

In thousands	2008	2009	2010	2011	2012	Thereafter	Total
Advertising commitments	$281	$—	$—	$—	$—	$—	$281
Minimum contract purchase commitments	1,664	786	194	153	—	—	2,797
Operating leases	13,706	14,001	10,314	8,065	6,468	19,745	72,299
Debt and capital leases	15,126	8,136	81,295	—	—	—	104,557
Interest payments related to debt (1)	3,198	3,860	2,854	—	—	—	9,912

Total (2)	$33,975	$26,783	$94,657	$8,218	$6,468	$19,745	$189,846

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.

(2)	Excludes FIN 48 tax liability of $1.8 million due to uncertainty of payment period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s risk since filing its Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

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

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

First Advantage’s subsidiaries are involved in litigation from time to time in the ordinary course of their businesses. The Company does not believe that the outcome of any pending or threatened litigation involving these entities will have a material adverse effect on our financial position, operating results or cash flows.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for Fiscal Year Ending December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2008	—	$—	—	—
February 1 through February 29, 2008	7,140	$23.96	—	—
March 1 through March 31, 2008	—	$—	—	—

Total	7,140	$23.96	—	—

(1)	During the three months ended March 31, 2008, an employee delivered 7,140 shares of stock to First Advantage Corporation, upon vesting, to satisfy tax-withholding requirements.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ADVANTAGE CORPORATION

(Registrant)

Date: May 1, 2008	By:	/s/ ANAND NALLATHAMBI
Anand Nallathambi
Chief Executive Officer

Date: May 1, 2008	By:	/s/ JOHN LAMSON
John Lamson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Data License and Information Services Agreement between Teletrack, Inc. and First American CoreLogic, dated as of January 11, 2008.

10.2	Service Agreement among First Advantage Screening Corporation and The First American Corporation, dated as of January 11, 2008.

10.3	License Agreement among First Advantage Credco, LLC and the First American CoreLogic, Inc., dated as of March 11, 2008.

10.4	Flood Zone Determination Wholesale Service Provider Agreement among First Advantage Credco, LLC and First American Flood Hazard Certification LLC, dated as of March 1, 2008.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002