Form 10-Q
period 2008-06-30
FIRST ADVANTAGE CORP
filed 2008-07-31
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

There were 11,746,391 shares of outstanding Class A Common Stock of the registrant as of July 25, 2008.

There were 47,726,521 shares of outstanding Class B Common Stock of the registrant as of July 25, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements –

First Advantage Corporation

Consolidated Financial Statements

For the Three and Six Months Ended

June 30, 2008 and 2007

First Advantage Corporation

Consolidated Balance Sheets (Unaudited)

(in thousands, except par value)	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$41,588	$76,060
Accounts receivable (less allowance for doubtful accounts of $7,622 and $7,003 in 2008 and 2007, respectively)	134,868	148,875
Prepaid expenses and other current assets	11,352	10,782
Income tax receivable	6,932	—
Deferred income tax asset	17,391	26,023
Assets of discontinued operations (Note 4)	—	12,052
Due from affiliates	32	—

Total current assets	212,163	273,792
Property and equipment, net	83,790	76,308
Goodwill	754,913	694,519
Customer lists, net	59,805	63,483
Other intangible assets, net	20,481	23,011
Database development costs, net	11,400	11,105
Marketable equity securities	36,034	85,476
Other assets	5,398	4,239

Total assets	$1,183,984	$1,231,933

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,873	$44,998
Accrued compensation	30,976	42,199
Accrued liabilities	11,792	12,846
Deferred income	7,475	7,948
Income tax payable	—	51,721
Due to affiliates	—	6,750
Current portion of long-term debt and capital leases	16,541	18,282
Liabilities of discontinued operations (Note 4)	—	4,989

Total current liabilities	109,657	189,733
Long-term debt and capital leases, net of current portion	57,139	14,404
Deferred income tax liability	70,912	90,785
Other liabilities	5,146	5,000

Total liabilities	242,854	299,922

Minority interest	50,059	48,421
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 125,000 shares authorized; 11,742 and 11,368 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	12	11
Class B common stock, $.001 par value; 75,000 shares authorized; 47,727 shares issued and outstanding as of June 30, 2008 and December 31, 2007	48	48
Additional paid-in capital	498,125	488,683
Retained earnings	381,422	355,745
Accumulated other comprehensive income	11,464	39,103

Total stockholders’ equity	891,071	883,590

Total liabilities and stockholders’ equity	$1,183,984	$1,231,933

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)

(in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Service revenue	$182,423	$196,641	$370,677	$387,828
Reimbursed government fee revenue	13,122	13,470	27,147	27,544

Total revenue	195,545	210,111	397,824	415,372

Cost of service revenue	53,487	58,461	107,203	117,300
Government fees paid	13,122	13,470	27,147	27,544

Total cost of service	66,609	71,931	134,350	144,844

Gross margin	128,936	138,180	263,474	270,528

Salaries and benefits	62,927	62,745	129,376	133,386
Facilities and telecommunications	8,084	7,800	16,284	15,518
Other operating expenses	22,909	23,787	45,743	46,374
Depreciation and amortization	11,023	9,825	20,919	19,362

Total operating expenses	104,943	104,157	212,322	214,640

Income from operations	23,993	34,023	51,152	55,888

Other (expense) income:
Interest expense	(1,075)	(3,097)	(1,500)	(6,323)
Interest income	172	309	591	641

Total other (expense), net	(903)	(2,788)	(909)	(5,682)
Equity in earnings of investee	—	670	—	1,450

Income from continuing operations before income taxes and minority interest	23,090	31,905	50,243	51,656
Provision for income taxes	9,676	13,241	20,650	21,279

Income from continuing operations before minority interest	13,414	18,664	29,593	30,377
Minority interest	(238)	469	(325)	1,029

Income from continuing operations	13,652	18,195	29,918	29,348
(Loss) income from discontinued operations, net of tax	(1,264)	152	(4,241)	242

Net income	$12,388	$18,347	$25,677	$29,590
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(670)	1,321	2,080	1,715
Unrealized loss on investment	(9,230)	—	(29,719)	—

Comprehensive income (loss)	$2,488	$19,668	$(1,962)	$31,305

Basic income per share:
Income from continuing operations	$0.23	$0.31	$0.50	$0.50
Loss from discontinued operations, net of tax	(0.02)	—	(0.07)	—

Net income	$0.21	$0.31	$0.43	$0.50

Diluted income per share:
Income from continuing operations	$0.23	$0.31	$0.50	$0.50
Loss from discontinued operations, net of tax	(0.02)	—	(0.07)	—

Net income	$0.21	$0.31	$0.43	$0.50

Weighted-average common shares outstanding:
Basic	59,435	58,954	59,297	58,665
Diluted	59,617	59,445	59,374	59,130

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2008 (Unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
Balance at December 31, 2007	59,095	$59	$488,683	$355,745	$39,103	$883,590
Net income	—	—	—	25,677	—	25,677
Class A shares issued in connection with share based compensation	374	1	4,390	—	—	4,391
Tax expense related to stock options	—	—	(204)	—	—	(204)
Share based compensation	—	—	5,281	—	—	5,281
Foreign currency translation	—	—	—	—	2,080	2,080
Exercise put on a warrant	—	—	(25)	—	—	(25)
Unrealized loss on investment, net of tax	—	—	—	—	(29,719)	(29,719)

Balance at June 30, 2008	59,469	$60	$498,125	$381,422	$11,464	$891,071

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2008 and 2007 (Unaudited)

(in thousands)	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$25,677	$29,590
(Loss) income from discontinued operations	(4,241)	242

Income from continuing operations	$29,918	$29,348
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	20,919	19,362
Bad debt expense	3,464	3,507
Share based compensation	4,974	8,557
Minority interests in net (loss) income	(325)	1,029
Equity in earnings of investee	—	(1,450)
Deferred income tax	7,676	6,050
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,603	(11,751)
Prepaid expenses and other current assets	(535)	(1,033)
Other assets	(116)	(686)
Accounts payable	(2,322)	(2,608)
Accrued liabilities	(1,962)	(6,577)
Deferred income	(477)	(360)
Due from affiliates	(6,782)	313
Net change in income tax accounts	(59,400)	3,142
Accrued compensation and other liabilities	(11,157)	2,939

Net cash (used in) provided by operating activities—continuing operations	(2,522)	49,782

Net cash provided by operating activities—discontinued operations	754	1,141

Cash flows from investing activities:
Database development costs	(2,092)	(1,835)
Purchases of property and equipment	(17,479)	(19,210)
Cash paid for acquisitions	(59,160)	(27,183)
Cash balance of companies acquired	331	120

Net cash used in investing activities—continuing operations	(78,400)	(48,108)

Net cash provided by (used in) investing activities—discontinued operations	1,721	(908)

Cash flows from financing activities:
Proceeds from long-term debt	90,000	42,817
Repayment of long-term debt	(52,033)	(51,707)
Cash contributions from First American to Leadclick LLC	2,402	3,785
Proceeds from Class A shares issued in connection with stock option plan and employee stock purchase plan	4,365	3,067
Distribution to minority interest shareholders	(949)	(2,120)
Tax (expense) benefit related to stock options	(204)	231

Net cash provided by (used in) financing activities	43,581	(3,927)

Effect of exchange rates on cash	(146)	(97)
Decrease in cash and cash equivalents	(35,012)	(2,117)
Cash and cash equivalents at beginning of period	76,060	31,106
Decrease (increase) in cash and cash equivalents of discontinued operations	540	(233)

Cash and cash equivalents at end of period	$41,588	$28,756

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2008 and 2007 (Unaudited)

	For the Six Months Ended June 30,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,467	$6,512

Cash received for income tax refunds	$987	$—

Cash paid for income taxes	$69,125	$12,363

Non-cash investing and financing activities:
Class A shares issued in connection with acquisitions	$—	$10,912

Notes issued in connection with acquisitions	$3,026	$3,432

Class A shares issued for restricted stock	$2,767	$5,518

Unrealized loss on investment, net of tax	$29,719	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

1.	Organization and Nature of Business

First Advantage Corporation (the “Company” or “First Advantage”) is a global risk mitigation and business solutions provider and operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

The First American Corporation and affiliates (“First American”) own approximately 80% of the shares of capital stock of the Company as of June 30, 2008. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

As part of the Company’s streamlining initiative, in the second quarter of 2008, First Advantage sold First Advantage Investigative Services (“FAIS”), which was included in our Investigative and Litigation Support Services segment, and Credit Management Solutions Inc. (“CMSI”) which was included in our Dealer Services segment. These businesses are presented in discontinued operations at June 30, 2008. The results of these businesses’ operations in the prior periods have been reclassified to conform to the 2008 classification.

In October 2007, the Company completed the sale of its US Search business. US SEARCH.com was included in the Company’s Data Services segment. With the growth of First Advantage, a consumer-driven people locator service no longer fits into the Company’s core business strategy. The results of this business’ prior periods operations are reflected in the Company’s Consolidated Statements of Income and Comprehensive Income (Loss) as discontinued operations.

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

On March 1, 2007, John Long submitted his resignation as the Chief Executive Officer (“CEO”) and as a director of the Company, effective as of March 30, 2007. In connection with his resignation from the Company, Mr. Long and First Advantage entered into a Transition Agreement dated as of March 2, 2007. The Transition Agreement provides that Mr. Long will receive cash severance of $4.4 million; $2.2 million was paid in March 2007 with the remaining payment of $2.2 million paid in March 2008. In addition, Mr. Long received an acceleration of his unvested options and two restricted stock awards, effective March 30, 2007. An additional restricted

First Advantage Corporation

Notes to Consolidated Financial Statements

stock award made to Mr. Long will vest during the term of restrictive covenants set forth in the Transition Agreement. Restricted stock units, previously granted to Mr. Long, will continue to vest according to the terms of First Advantage’s 2003 Incentive Compensation Plan. Based on the recommendation of the Compensation Committee, the Transition Agreement was approved by First Advantage’s board of directors on March 1, 2007. In connection with the Transition Agreement, First Advantage recorded compensation expense of $8.0 million in the quarter ending March 31, 2007 (included in salaries and benefits in the accompanying Consolidated Statements of Income and Comprehensive Income (Loss)) for the six months ended June 30, 2007, reflecting the value of the cash severance payment of $4.4 million and the value of the previously unvested restricted stock, restricted stock units and stock options. The $8.0 million of compensation expense reduced net income for the six months ended June 30, 2007 by $4.7 million or 8 cents per diluted share.

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

First Advantage completed one acquisition during the six months ended June 30, 2008. The Company’s operating results for the three and six months ended June 30, 2008 include results for the acquired entity from the date of acquisition.

Operating results for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.

As of June 30, 2008, the Company’s significant accounting polices and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, have not changed from December 31, 2007, except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” and SFAS 159, “The Fair Value Option for Financial Assets and Liabilities.”

First Advantage Corporation

Notes to Consolidated Financial Statements

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

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles, and expands disclosure requirements regarding fair value measurements. The Company has adopted FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”), issued February 2008, and as a result the Company has partially applied the provisions of SFAS 157 as of January 1, 2008, which had no material effect on its consolidated financial statements. FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and liabilities until January 1, 2009, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. At June 30, 2008, the Company’s marketable equity securities, $36.0 million, are valued using quoted market prices multiplied by the number of shares owned (Level 1). For additional information about our marketable equity securities, refer to Note 8 of the Notes to Consolidated Financial Statements in our Form 10-K.

First Advantage Corporation

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). This replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) is effective at the beginning of a company’s first fiscal year after December 15, 2008. The Company is currently evaluating the effects of adoption on its consolidated financial statements and the impact, if any, is not known at this time.

In December 2007, the FASB issued SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements”. SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective at the beginning of a company’s first fiscal year after December 15, 2008. The Company is currently evaluating the effects of adoption on its consolidated financial statements and the impact, if any, is not known at this time.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with generally accepted accounting principles (“GAAP”). With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

3.	Acquisitions

During the six months ended June 30, 2008, the Company completed one acquisition for approximately $16.3 million in cash. In addition, the Company paid consideration of approximately $42.9 million in cash and approximately $3.0 million in debt related to earnout provisions from prior year acquisitions and an additional purchase of a portion of minority interests in LeadClick Media Inc.

First Advantage Corporation

Notes to Consolidated Financial Statements

The preliminary allocation of the aggregate purchase price of this acquisition and the earnouts are as follows:

(in thousands)
Goodwill	$59,013
Identifiable intangible assets	2,308
Net assets acquired	865

$62,186

The changes in the carrying amount of goodwill, by operating segment, are as follows for the six months ended June 30, 2008:

(in thousands)	Balance at December 31, 2007	Acquisitions and Earnouts	Adjustments to net assets acquired	Balance at June 30, 2008
Lender Services	$51,088	$894	$(545)	$51,437
Data Services	230,115	8,008	510	238,633
Dealer Services	55,155	—	515	55,670
Employer Services	245,316	30,215	1,046	276,577
Multifamily Services	49,100	—	—	49,100
Investigative and Litigation Support Services	63,745	19,896	(145)	83,496

Consolidated	$694,519	$59,013	$1,381	$754,913

The adjustments to net assets acquired represent post acquisition adjustments for those companies not acquired in the period.

4.	Discontinued Operations

As discussed in Note 1, in October 2007, the Company completed the sale of its consumer business, US SEARCH.com for approximately $26.5 million in cash resulting in a gain before income taxes of approximately $20.4 million. US SEARCH.com was included in the Company’s Data Services segment. With the growth of First Advantage, a consumer-driven people locator service no longer fits into the Company’s core business strategy. The results of this business’ prior periods operations are reflected in the Company’s Consolidated Statements of Income and Comprehensive Income (Loss) as discontinued operations.

As part of the Company’s streamlining initiative, First Advantage sold FAIS in April 2008, which was included in our Investigative and Litigation Support Services segment, and sold CMSI in June 2008, which was included in our Dealer Services segment. These businesses are presented in discontinued operations at June 30, 2008. The results of these businesses’ operations in the prior periods have been reclassified to conform to the 2008 classification.

First Advantage Corporation

Notes to Consolidated Financial Statements

The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three and six months ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Total revenue	$2,826	$11,709	$7,671	$23,511

(Loss) income from discontinued operations before income taxes	$(2,141)	$257	$(7,155)	$411
Income tax (benefit) expense	(877)	105	(2,914)	169

(Loss) income from discontinued operations, net of tax	$(1,264)	$152	$(4,241)	$242

Loss per share:
Basic	$(0.02)	$—	$(0.07)	$—

Diluted	$(0.02)	$—	$(0.07)	$—

Weighted-average common shares outstanding:
Basic	59,435	58,954	59,297	58,665
Diluted	59,617	59,445	59,374	59,130

During 2008, the Company recorded a pre-tax charge of approximately $5.5 million, or $3.3 million after income taxes, in discontinued operations to reduce the carrying value of goodwill and other assets related to these businesses in order to reflect the net proceeds realized from selling these two businesses.

At December 31, 2007, the Company classified certain assets and liabilities associated with the discontinued operations as assets of discontinued operations and liabilities of discontinued operations in the Consolidated Balance Sheets in accordance with the guidance in the SFAS 144.

(in thousands)	December 31, 2007
Current assets	3,614
Long term assets	8,438

Total assets of discontinued operations	12,052
Total liabilities of discontinued operations	4,989

Net assets of discontinued operations	$7,063

5.	Goodwill and Intangible Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the Company will complete the goodwill impairment test for all reporting units in the fourth quarter of 2008 (using the September 30 valuation date). As of June 30, 2008, no impairment triggers have been identified. With the decline in the housing market,

First Advantage Corporation

Notes to Consolidated Financial Statements

challenging credit environment, increased unemployment and uncertain economic conditions, the Company will continue to monitor events and circumstances that may cause an impairment assessment, specifically in our data services (specialty credit and lead generation), and employer services reporting units.

Goodwill and other intangible assets as of June 30, 2008 and December 31, 2007 are as follows:

(in thousands)	June 30, 2008	December 31, 2007
Goodwill	$754,913	$694,519

Customer lists	$95,777	$93,712
Less accumulated amortization	(35,972)	(30,229)

Customer lists, net	$59,805	$63,483

Other intangible assets:
Noncompete agreements	$11,907	$14,717
Trade names	21,631	21,620

	33,538	36,337
Less accumulated amortization	(13,057)	(13,326)

Other intangible assets, net	$20,481	$23,011

Amortization of customer lists and other intangible assets totaled approximately $4.4 million and $4.1 million for the three months ended June 30, 2008 and 2007, respectively and $8.5 million and $8.1 million for the six months ended June 30, 2008 and 2007, respectively.

Estimated amortization expense relating to intangible asset balances as of June 30, 2008, is expected to be as follows over the next five years and thereafter:

(in thousands)
Remainder of 2008	$7,970
2009	15,228
2010	14,189
2011	11,504
2012	10,284
Thereafter	21,111

$80,286

First Advantage Corporation

Notes to Consolidated Financial Statements

The changes in the carrying amount of identifiable intangible assets are as follows for the six months ended June 30, 2008:

(in thousands)	Other Intangible Assets	Customer Lists
Balance, at December 31, 2007	$23,011	$63,483
Acquisitions	226	2,082
Adjustments	10	(11)
Amortization	(2,766)	(5,749)

Balance, at June 30, 2008	$20,481	$59,805

6.	Debt

Long-term debt consists of the following at June 30, 2008:

(in thousands, except percentages)
Acquisition notes:
Weighted average interest rate of 5.00% with maturities through 2011	$27,676
Bank notes:
$225 million Secured Credit Facility, interest at 30-day LIBOR plus 1.25% (3.77% at June 30, 2008) matures September 2010	45,000
Capital leases and other debt:
Various interest rates with maturities through 2011	1,004

Total long-term debt and capital leases	$73,680
Less current portion of long-term debt and capital leases	16,541

Long-term debt and capital leases, net of current portion	$57,139

At June 30, 2008, the Company was in compliance with the financial covenants of its loan agreement.

First Advantage Corporation

Notes to Consolidated Financial Statements

7.	Earnings Per Share

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income from continuing operations	$13,652	$18,195	$29,918	$29,348
(Loss) income from discontinued operations, net of tax	(1,264)	152	(4,241)	242

Net Income - numerator for basic and fully diluted earnings per share	$12,388	$18,347	$25,677	$29,590

Denominator:
Weighted-average shares for basic earnings per share	59,435	58,954	59,297	58,665
Effect of restricted stock	75	124	47	123
Effect of dilutive securities - employee stock options and warrants	107	367	30	342

Denominator for diluted earnings per share	59,617	59,445	59,374	59,130

Earnings per share:
Basic
Income from continuing operations	$0.23	$0.31	$0.50	$0.50
Loss from discontinued operations, net of tax	(0.02)	—	(0.07)	—

Net income	$0.21	$0.31	$0.43	$0.50

Diluted
Income from continuing operations	$0.23	$0.31	$0.50	$0.50
Loss from discontinued operations, net of tax	(0.02)	—	(0.07)	—

Net income	$0.21	$0.31	$0.43	$0.50

For the three months ended June 30, 2008 and 2007, options and warrants totaling 3,062,601 and 2,105,586, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive. For the six months ended June 30, 2008 and 2007, options and warrants totaling 3,599,011 and 1,901,776, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive.

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

First Advantage Corporation

Notes to Consolidated Financial Statements

Restricted stock activity since December 31, 2007 is summarized as follows:

(in thousands, except exercise prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock outstanding at December 31, 2007	336	$26.10
Restricted stock granted	475	$20.32
Restricted stock forfeited	(4)	$20.36
Restricted stock vested	(127)	$25.70

Nonvested restricted stock outstanding at June 30, 2008	680	$22.17

The following table illustrates the share-based compensation expense recognized for the three and six months ended June 30, 2008 and 2007. Approximately $3.4 million of the six months ended June 30, 2007 share-based compensation expense is related to the former CEO’s 2007 transition agreement.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Stock options	$1,326	$2,027	$2,700	$4,915
Restricted stock	1,349	628	2,188	3,526
Employee stock purchase plan	42	40	86	116

	$2,717	$2,695	$4,974	$8,557

Stock option activity under the Company’s stock plan since December 31, 2007 is summarized as follows:

(in thousands, except exercise prices)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	4,615	$22.60	$247

Options exercised	(241)	$17.69	932
Options forfeited	(89)	$23.93	4

Options outstanding at June 30, 2008	4,285	$22.84	$184

Options exercisable, end of the quarter	3,357	$22.21	$184

First Advantage Corporation

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at June 30, 2008:

(in thousands, except for exercise prices, years and weighted average amounts)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$7.00 - $ 12.50	9	3.0	$11.51	9	$11.51
$12.51 - $ 25.00	3,068	5.0	$20.99	2,710	$20.80
$25.01 - $ 50.00	1,197	7.7	$27.08	627	$27.27
$50.01 - $242.25	11	2.0	$87.63	11	$87.63

	4,285			3,357

The Company had outstanding warrants to purchase up to 41,462 shares of its common stock at an exercise price of $12.05 per share as of June 30, 2008. The weighted average remaining contractual life in years for the warrants outstanding is 2.93.

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

As of June 30, 2008, the Company has a $1.9 million total liability recorded for unrecognized tax benefits as well as a $0.3 million total liability for income tax related interest. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.9 million. The majority of the unrecognized tax benefits and associated interest relates to foreign operations. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2008.

First Advantage Corporation

Notes to Consolidated Financial Statements

10.	Segment Information

The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

The Lender Services segment offers lenders credit reporting solutions for mortgage and home equity needs.

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, fleet management, criminal records reselling, subprime credit reporting, consumer credit reporting services, and lead generation services. Revenue for the Data Services segment includes $1.4 million and $1.3 million of inter-segment sales for the three months ended June 30, 2008 and 2007, respectively, and $2.8 million and $2.5 million of inter-segment sales for the six months ended June 30, 2008 and 2007, respectively.

The Dealer Services business segment serves the automotive dealer marketplace by delivering consolidated consumer credit reports and automotive lead generation services.

The Employer Services segment includes employment background screening, occupational health services, tax incentive services and hiring solutions. Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Hiring solutions include applicant tracking software, recruiting services and outsourced management of payroll and human resource functions. Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs, sales and use tax programs and fleet asset management programs. Revenue for the Employer Services segment includes $0.1 million and $0.2 million of inter-segment sales for the three month periods ended June 30, 2008 and 2007, respectively. Revenue for the Employer Services segment includes $0.5 million and $0.6 million of inter-segment sales for the six month periods ended June 30, 2008 and 2007, respectively.

The Multifamily Services segment includes resident screening and software services. Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories. Revenue for the Multifamily Services segment includes $0.2 million and $0.1 million of inter-segment sales for the three months ended June 30, 2008 and 2007, respectively. Revenue for the Multifamily Services segment includes $0.4 million and $0.3 million of inter-segment sales for the six months ended June 30, 2008 and 2007, respectively.

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

Service revenue for international operations included in the Employer Services segment was $12.3 million and $9.8 million for the three months ended June 30, 2008 and 2007, respectively and $23.4 million and $18.4 million for the six months ended June 30, 2008 and 2007, respectively. Service revenue for international operations included in the Investigative and Litigation Support Services segment was $11.7 million and $6.0 million for the three months ended June 30, 2008 and 2007, respectively and $24.6 million and $6.1 million for the six months ended June 30, 2008 and 2007, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements

The following table sets forth segment information for the three and six months ended June 30, 2008 and 2007.

(in thousands)	Service Revenue	Depreciation and Amortization	Income (Loss) From Operations	Assets
Three Months Ended June 30, 2008
Lender Services	$33,680	$1,088	$5,518	$76,680
Data Services	27,882	2,715	5,561	323,548
Dealer Services	24,955	296	4,646	87,234
Employer Services	55,511	3,592	3,004	427,488
Multifamily Services	19,986	1,429	6,569	89,343
Investigative and Litigation Support Services	21,178	858	7,535	115,539
Corporate and Eliminations	(769)	1,045	(8,840)	64,152

Consolidated	$182,423	$11,023	$23,993	$1,183,984

Three Months Ended June 30, 2007
Lender Services	$43,682	$1,686	$11,686	$82,424
Data Services	32,615	2,577	9,976	319,954
Dealer Services	27,489	296	3,743	108,450
Employer Services	57,971	2,671	6,799	366,150
Multifamily Services	19,676	1,187	5,866	84,618
Investigative and Litigation Support Services	15,752	721	5,027	94,492
Corporate and Eliminations	(544)	687	(9,074)	64,378

Consolidated (excluding Assets of Discontinued Operations)	$196,641	$9,825	$34,023	$1,120,466

Six Months Ended June 30, 2008
Lender Services	$72,994	$1,831	$14,983	$76,680
Data Services	56,511	5,361	11,694	323,548
Dealer Services	50,881	591	9,165	87,234
Employer Services	109,198	6,671	6,475	427,488
Multifamily Services	38,335	2,798	11,341	89,343
Investigative and Litigation Support Services	44,681	1,623	17,060	115,539
Corporate and Eliminations	(1,923)	2,044	(19,566)	64,152

Consolidated	$370,677	$20,919	$51,152	$1,183,984

Six Months Ended June 30, 2007
Lender Services	$90,294	$3,334	$24,342	$82,424
Data Services	66,312	5,072	20,661	319,954
Dealer Services	54,825	615	7,411	108,450
Employer Services	112,796	5,139	11,910	366,150
Multifamily Services	37,281	2,357	10,180	84,618
Investigative and Litigation Support Services	28,075	1,501	7,948	94,492
Corporate and Eliminations	(1,755)	1,344	(26,564)	64,378

Consolidated (excluding Assets of Discontinued Operations)	$387,828	$19,362	$55,888	$1,120,466

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note of Caution Regarding Forward Looking Statements

Certain statements in this quarterly report on Form 10-Q relate to future results of the Company and are considered “forward-looking statements”. These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to among other things, sufficiency and availability of cash flows and other sources of liquidity, current levels of operations, anticipated growth, future market positions, synergies from integration, ability to execute its growth strategy, levels of capital expenditures and ability to satisfy current debt. These forward-looking statements, and others forward-looking statements contained in other public disclosures of the Company are based on assumptions that involve risks and uncertainties, and that are subject to change based on various important factors (some of which are beyond the Company’s control). Risks and uncertainties exist that may cause results to differ materially from those set forth in these forward-looking statements. Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: general volatility of the capital markets and the market price of the Company’s Class A common stock; the Company’s ability to successfully raise capital; the Company’s ability to identify and complete acquisitions and to successfully integrate businesses it acquires; changes in applicable government regulations; the degree and nature of the Company’s competition; increases in the Company’s expenses; continued consolidation among the Company’s competitors and customers; unanticipated technological changes and requirements; the Company’s ability to identify suppliers of quality and cost-effective data; and other factors described in this quarterly report on Form 10-Q. In addition to the risk factors set forth above and in this quarterly report on Form 10-Q, you should carefully consider the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as well as the other information contained the Company’s Annual Report, as updated or modified in subsequent filings. The Company faces risks other than those listed in the Annual Report, as updated, including those that are unknown and others of which the Company may be aware but, at present, considers immaterial. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties. The forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

First Advantage Corporation (Nasdaq: FADV) (“First Advantage” or the “Company”) provides global risk mitigation, screening services and credit reporting to enterprise and consumer customers. The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative & Litigation Support Services. First Advantage is headquartered in Poway, California and has approximately 4,800 employees in offices throughout the United States and abroad. During the six months ended June 30, 2008, First Advantage acquired one company, which is included in the Employer Services segment.

Operating results for the three and six months ended June 30, 2008 included total service revenue of $182.4 million and $370.7 million, respectively. This represents a decrease of 7.2% and 4.4% over the same periods in 2007, including $5.3 million and $10.8 million in service revenue related to acquisitions. Operating income for the three and six months ended June 30, 2008 was $24.0 million and $51.2 million, respectively. Operating income decreased $10.0 million for the three months ended June 30, 2008 in comparison to the same period in 2007. Results of operation for the three months ended June 30, 2008 includes approximately $1.7 million ($1.0 million after taxes or 2 cents per diluted share) of costs related to the consolidation of operations. Operating income decreased $4.7 million for the six months ended June 30, 2008 in comparison to the same period in 2007. In connection with the former CEO’s Transition Agreement, First Advantage recorded compensation expense of $8.0 million in the six months ended June 30, 2007 (included in salaries and benefits in the accompanying Consolidated Statements of Income and Comprehensive Income (Loss)), reflecting the value of the cash severance payment of $4.4 million and the value of the previously unvested restricted stock, restricted stock units and stock options. The $8.0 million of compensation expense reduced net income for the six months ended June 30, 2007 by $4.7 million or 8 cents per diluted share.

As part of the Company’s streamlining initiative, in the second quarter of 2008, First Advantage sold FAIS, which was included in our Investigative and Litigation Support Services segment, and sold CMSI in June 2008, which was included in our Dealer Services segment. These businesses are presented in discontinued operations at June 30, 2008. The results of these businesses’ operations in the prior periods have been reclassified to conform to the 2008 classification.

In October 2007, the Company completed the sale of its US Search business. US SEARCH.com was included in the Company’s Data Services segment. With the growth of First Advantage, a consumer-driven people locator service no longer fits into the Company’s core business strategy. The results of this business’ operations in the prior periods are reflected in the Company’s Consolidated Statements of Income and Comprehensive Income (Loss) as discontinued operations.

Management expects continued weakness in the real estate and mortgage markets impacting the Company’s Lender Services segment and the lead generation and specialty credit businesses in the Data Services segment. In addition, the impact of the issues in the real estate and related credit markets together with the recent escalation in energy costs and other macroeconomic matters has resulted in higher unemployment rates negatively impacting the volumes in the Employer Services segment. Given this outlook, management of these segments will focus on expense reductions, operating efficiencies, and increasing market share.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). This replaces SFAS 141, “Business Combinations”, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) is effective at the beginning of a company’s first fiscal year after December 15, 2008. The Company is currently evaluating the effects of adoption on its consolidated financial statements and the impact, if any, is not known at this time.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective at the beginning of a company’s first fiscal year after December 15, 2008. The Company is currently evaluating the effects of adoption on its consolidated financial statements and the impact, if any, is not known at this time.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with generally accepted accounting principles (“GAAP”). With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants ( “AICPA” ) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

The following is a summary of the operating results by the Company’s business segments for the three and six months ended June 30, 2008 and 2007.

(in thousands, except percentages)
Three Months Ended June 30, 2008	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate and Eliminations	Total
Service revenue	$33,680	$27,882	$24,955	$55,511	$19,986	$21,178	$(769)	$182,423
Reimbursed government fee revenue	—	11,906	—	2,226	—	—	(1,010)	13,122

Total revenue	33,680	39,788	24,955	57,737	19,986	21,178	(1,779)	195,545
Cost of service revenue	12,517	9,361	14,224	16,070	1,759	440	(884)	53,487
Government fees paid	—	11,906	—	2,226	—	—	(1,010)	13,122

Total cost of service	12,517	21,267	14,224	18,296	1,759	440	(1,894)	66,609
Gross margin	21,163	18,521	10,731	39,441	18,227	20,738	115	128,936
Salaries and benefits	11,222	6,769	1,935	20,339	6,386	8,442	7,834	62,927
Facilities and telecommunications	1,868	799	109	2,554	896	713	1,145	8,084
Other operating expenses	1,467	2,677	3,745	9,952	2,947	3,190	(1,069)	22,909
Depreciation and amortization	1,088	2,715	296	3,592	1,429	858	1,045	11,023

Income (loss) from operations	$5,518	$5,561	$4,646	$3,004	$6,569	$7,535	$(8,840)	$23,993

Operating margin percentage	16.4%	19.9%	18.6%	5.4%	32.9%	35.6%	N/A	13.2%

Three Months Ended June 30, 2007	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate and Eliminations	Total
Service revenue	$43,682	$32,615	$27,489	$57,971	$19,676	$15,752	$(544)	$196,641
Reimbursed government fee revenue	—	11,097	—	3,644	—	—	(1,271)	13,470

Total revenue	43,682	43,712	27,489	61,615	19,676	15,752	(1,815)	210,111
Cost of service revenue	14,244	9,765	16,126	16,366	1,890	551	(481)	58,461
Government fees paid	—	11,097	—	3,644	—	—	(1,271)	13,470

Total cost of service	14,244	20,862	16,126	20,010	1,890	551	(1,752)	71,931
Gross margin	29,438	22,850	11,363	41,605	17,786	15,201	(63)	138,180
Salaries and benefits	12,459	5,771	2,334	21,352	6,721	6,976	7,132	62,745
Facilities and telecommunications	1,870	777	214	2,412	982	545	1,000	7,800
Other operating expenses	1,737	3,749	4,776	8,371	3,030	1,932	192	23,787
Depreciation and amortization	1,686	2,577	296	2,671	1,187	721	687	9,825

Income (loss) from operations	$11,686	$9,976	$3,743	$6,799	$5,866	$5,027	$(9,074)	$34,023

Operating margin percentage	26.8%	30.6%	13.6%	11.7%	29.8%	31.9%	N/A	17.3%

Six Months Ended June 30, 2008	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate and Eliminations	Total
Service revenue	$72,994	$56,511	$50,881	$109,198	$38,335	$44,681	$(1,923)	$370,677
Reimbursed government fee revenue	—	24,215	—	5,031	—	—	(2,099)	27,147

Total revenue	72,994	80,726	50,881	114,229	38,335	44,681	(4,022)	397,824
Cost of service revenue	26,196	18,692	29,092	30,807	3,314	1,021	(1,919)	107,203
Government fees paid	—	24,215	—	5,031	—	—	(2,099)	27,147

Total cost of service	26,196	42,907	29,092	35,838	3,314	1,021	(4,018)	134,350
Gross margin	46,798	37,819	21,789	78,391	35,021	43,660	(4)	263,474
Salaries and benefits	23,061	13,587	4,181	40,571	13,638	17,695	16,643	129,376
Facilities and telecommunications	3,822	1,577	221	5,050	1,830	1,495	2,289	16,284
Other operating expenses	3,101	5,600	7,631	19,624	5,414	5,787	(1,414)	45,743
Depreciation and amortization	1,831	5,361	591	6,671	2,798	1,623	2,044	20,919

Income (loss) from operations	$14,983	$11,694	$9,165	$6,475	$11,341	$17,060	$(19,566)	$51,152

Operating margin percentage	20.5%	20.7%	18.0%	5.9%	29.6%	38.2%	N/A	13.8%

Six Months Ended June 30, 2007	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate and Eliminations	Total
Service revenue	$90,294	$66,312	$54,825	$112,796	$37,281	$28,075	$(1,755)	$387,828
Reimbursed government fee revenue	—	23,285	—	6,430	—	—	(2,171)	27,544

Total revenue	90,294	89,597	54,825	119,226	37,281	28,075	(3,926)	415,372
Cost of service revenue	29,847	20,371	31,688	32,306	3,444	1,060	(1,416)	117,300
Government fees paid	—	23,285	—	6,430	—	—	(2,171)	27,544

Total cost of service	29,847	43,656	31,688	38,736	3,444	1,060	(3,587)	144,844
Gross margin	60,447	45,941	23,137	80,490	33,837	27,015	(339)	270,528
Salaries and benefits	25,390	11,426	4,866	42,428	13,634	12,950	22,692	133,386
Facilities and telecommunications	3,816	1,495	492	4,755	1,917	1,043	2,000	15,518
Other operating expenses	3,565	7,287	9,753	16,258	5,749	3,573	189	46,374
Depreciation and amortization	3,334	5,072	615	5,139	2,357	1,501	1,344	19,362

Income (loss) from operations	$24,342	$20,661	$7,411	$11,910	$10,180	$7,948	$(26,564)	$55,888

Operating margin percentage	27.0%	31.2%	13.5%	10.6%	27.3%	28.3%	N/A	14.4%

Lender Services Segment

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Service revenue was $33.7 million for the three months ended June 30, 2008, a decrease of $10.0 million compared to service revenue of $43.7 million for the three months ended June 30, 2007. The acquisition of a mortgage credit reporting business during the fourth quarter of 2007 increased service revenue by $3.5 million, while service revenue from existing businesses decreased by $13.5 million. A decrease in transactions related to the decline in the mortgage industry resulted in an overall decrease in service revenue.

Gross margin was $21.2 million for the three months ended June 30, 2008, a decrease of $8.2 million compared to gross margin of $29.4 million in the same period of 2007. The acquisition of a mortgage credit reporting business during the fourth quarter of 2007 increased gross margin by $1.9 million, while gross margin from existing businesses decreased by $10.1 million. The impact of the decrease in transactions, lower gross margin as a percentage of service revenue from the credit reporting business acquired in the fourth quarter of 2007, lower gross margin on new products and services, and an increase in credit data costs resulted in an overall decrease in gross margin. Gross margin was 62.8% for the three months ended June 30, 2008 as compared to 67.4% for the three months ended June 30, 2007.

Salaries and benefits decreased by $1.2 million. Salaries and benefits were 33.3% of service revenue in the second quarter of 2008 compared to 28.5% during the same period in 2007. The acquisition of a mortgage credit reporting business during the fourth quarter of 2007 increased salaries and benefits expense by $0.5 million during the three months ended June 30, 2008, while salaries and benefits from existing businesses decreased by $1.7 million. The segment has decreased employees in line with the decrease in service revenue. Severance expense of $0.2 million was recorded for the three months ended June 30, 2008.

Facilities and telecommunication expenses for the second quarter of 2008 were comparable to the same period in 2007. Facilities and telecommunication expenses were 5.5% of service revenue in the second quarter of 2008 compared to 4.3% in the second quarter of 2007.

Other operating expenses decreased by $0.3 million. Other operating expenses were 4.4% of service revenue in the second quarter of 2008 compared to 4.0% for the same period of 2007. The decrease in other operating expense was due to a reduction in temporary labor costs, international operations, and bad debt expense. This is offset by the acquisition of a mortgage credit reporting business during the fourth quarter of 2007 which increased other operating expenses by $0.5 million during the three months ended June 30, 2008.

Depreciation and amortization decreased by $0.6 million. Depreciation and amortization was 3.2% of service revenue during the second quarter of 2008 compared to 3.9% in the same period in 2007. The decrease is primarily due to certain fixed assets and intangibles becoming fully depreciated.

Income from operations was $5.5 million for the three months ended June 2008 compared to $11.7 million in the same period of 2007. The acquisition of a mortgage credit reporting business during the fourth quarter of 2007 increased income from operations by $0.6 million, while income from operations from existing businesses decreased by $6.8 million. The operating margin percentage decreased from 26.8% to 16.4% primarily due to the overall decrease in service revenue.

Data Services Segment

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Service revenue was $27.9 million for the three months ended June 30, 2008, a decrease of $4.7 million compared to service revenue of $32.6 million in the same period of 2007. The decrease in service revenue is primarily due to the reduced volumes in the lead generation business and specialty credit businesses as a result of the economic slowdown in the housing and credit markets.

Cost of service revenue was $9.4 million for the three months ended June 30, 2008, a decrease of $0.4 million compared to cost of service revenue of $9.8 million in the same period of 2007. Cost of service revenue was 33.6% of service revenue during the second quarter of 2008 compared to 29.9% in the same period in 2007. The increase as a percentage of service revenue is primarily due to reduced volume levels of the relatively higher gross margin lead generation and specialty credit businesses.

Salaries and benefits increased by $1.0 million. Salaries and benefits were approximately 24.3% of service revenue in the second quarter of 2008 compared to 17.7% of service revenue in the second quarter of 2007. The increase is primarily due to an increase in salaries and benefits for technology personnel previously outsourced to gain cost efficiencies.

Facilities and telecommunication expenses for the second quarter of 2008 were comparable to the same period in 2007. Facilities and telecommunication expenses were approximately 2.9% of service revenue in the second quarter of 2008 compared to 2.4% of service revenue in the second quarter of 2007.

Other operating expenses decreased by $1.1 million. Other operating expenses were 9.6% of service revenue in the second quarter of 2008 compared to 11.5% in the second quarter of 2007. The decrease is primarily due to the decrease of technology related shared services fees.

Depreciation and amortization for the second quarter of 2008 was comparable to the same period in 2007. Depreciation and amortization was 9.7% of service revenue during the second quarter of 2008 compared to 7.9% in the same period in 2007.

Income from operations was $5.6 million for the second quarter of 2008, a decrease of $4.4 million compared to $10.0 million in the second quarter of 2007. The operating margin percentage decreased from 30.6% to 19.9% in comparing the second quarter of 2007 to the second quarter of 2008. The decrease is primarily driven by the lead generation business where revenue has declined, cost of service has increased and expenses to support future growth have increased.

Dealer Services Segment

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Service revenue was $25.0 million for the three months ended June 30, 2008, a decrease of $2.5 million compared to service revenue of $27.5 million for the three months ended June 30, 2007. The decrease in service revenue is primarily due to the decrease in revenues at the automotive lead generation business.

Gross margin was $10.7 million for the three months ended June 30, 2008, a decrease of $0.7 million compared to gross margin of $11.4 million in the same period of 2007. The impact of the decrease in service revenue, primarily in the automotive lead generation business, resulted in an overall decrease in gross margin. Gross margin was 43.0% for the three months ended June 30, 2008 as compared to 41.3% for the three months ended June 30, 2007.

Salaries and benefits decreased by $0.4 million. Salaries and benefits were 7.8% of service revenue in the second quarter of 2008 compared to 8.5% during the same period in 2007. Salaries and benefits expense decreased due to operational efficiencies.

Facilities and telecommunication expenses for the second quarter of 2008 were comparable to the same period in 2007. Facilities and telecommunication expenses were approximately 0.4% of service revenue in the second quarter of 2008 compared to 0.8% of service revenue in the second quarter of 2007.

Other operating expenses decreased by $1.0 million. Other operating expenses were 15.0% of service revenue in the second quarter of 2008 compared to 17.4% for the same period in 2007. The decrease is primarily due to a decrease in the amounts from shared services, and a decrease in bad debt expense at the automotive lead generation business.

Depreciation and amortization for the second quarter of 2008 was comparable to the same period in 2007. Depreciation and amortization were 1.2% of service revenue in the second quarter of 2008 compared to 1.1% for the same period in 2007.

Income from operations was $4.6 million for the three months ended June 2008 compared to $3.7 million in the same period in 2007. The operating margin percentage increased from 13.6% to 18.6% primarily due to the impact of operational efficiencies at the automotive credit reporting subsidiary, including the impact of lower allocations from shared services.

Employer Services Segment

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Service revenue was $55.5 million for the three months ended June 30, 2008, a decrease of $2.5 million compared to service revenue of $58.0 million in the same period of 2007. The decrease was a result of a decline of $4.2 million of revenue from existing businesses offset by the addition of $1.7 million of revenue from the acquisition in the second quarter of 2008. The decline in service revenue from existing businesses is primarily due to the occupational health division and certain tax incentive revenue related to the Katrina tax credit program. This is offset by organic growth in our international background companies.

Salaries and benefits decreased by $1.0 million. Salaries and benefits were 36.6% of service revenue in the second quarter of 2008 compared to 36.8% in the same period of 2007. The decrease is a direct effect of office closings in 2007 and the shift of personnel to shared services, offset by an increase for acquisitions and international expansion. In addition, there was approximately $0.5 million in severance costs recorded for the three months ended June 30, 2008 for office consolidations.

Facilities and telecommunication expenses are comparable to the same period of 2007. Facilities and telecommunication expenses were 4.6% of service revenue in the second quarter of 2008 and 4.2% in the second quarter of 2007.

Other operating expenses increased by $1.6 million. Other operating expenses were 17.9% of service revenue in the second quarter of 2008 and 14.4% for the same period of 2007. The increase in other operating expenses is primarily due to the increase in allocation for shared services, and an increase of $0.2 million in bad debt expenses.

Depreciation and amortization increased by $0.9 million primarily due to the addition of intangible assets related to the acquisitions and the rollout of new software projects. Approximately $0.5 million was related to asset write downs for the office consolidations.

Income from operations was $3.0 million for the three months ended June 30, 2008, a decrease of $3.8 million compared to income from operations of $6.8 million in the same period of 2007. The operating margin percentage decreased from 11.7% to 5.4%. The decrease in the operating margin is primarily due to reduced volumes, a change in the revenue mix, and the costs incurred of $1.1 million in connection with office consolidations.

Multifamily Services Segment

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Service revenue was $20.0 million for the three months ended June 30, 2008, an increase of $0.3 million compared to service revenue of $19.7 million in the same period of 2007. The organic growth was 1.6% for the segment.

Salaries and benefits cost decreased $0.3 million. Salaries and benefits were 32.0% of service revenue for the second quarter of 2008 compared to 34.2% of service revenue in the same period of 2007.

Facilities and telecommunication expenses are comparable to the same period of 2007. Facilities and telecommunication expenses were 4.5% of service revenue in the second quarter of 2008 and 5.0% in the second quarter of 2007.

Other operating expenses are comparable to the same period of 2007. Other operating expenses were 14.7% of service revenue in the second quarter of 2008 compared to 15.4% in the same period of 2007.

Depreciation and amortization increased $0.2 million. Depreciation and amortization was 7.2% of service revenue in the second quarter of 2008 compared to 6.0% in the same period of 2007.

The operating margin percentage increased from 29.8% to 32.9%. Income from operations was $6.6 million in the second quarter of 2008 compared to income from operations of $5.9 million in the same period of 2007. The increase in operating margin is primarily due to the impact of operational efficiencies obtained on increased service revenue.

Investigative and Litigation Services Segment

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Service revenue was $21.2 million for the three months ended June 30, 2008, an increase of $5.4 million compared to service revenue of $15.8 million in the same period of 2007. The increase is primarily due to the growth in the segment’s electronic discovery business of the Litigation Support Services division.

Salaries and benefits increased by $1.5 million. Salaries and benefits were 39.9% of service revenue in the second quarter of 2008 compared to 44.3% in the same period of 2007. The expense increase is mainly due to the increase of employees in the Litigation Support Services division to support the revenue growth and compensation related to revenue and profitability.

Facilities and telecommunication expenses increased $0.2 million. Facilities and telecommunication expenses were 3.4% of service revenue in the second quarter of 2008 and 3.5% in the same period of 2007.

Other operating expenses increased by $1.3 million. Other operating expenses were 15.1% of service revenue in the second quarter of 2008 and 12.3% for the same period of 2007. The expense increase is related to geographic expansion and new business development efforts in this segment.

Depreciation and amortization were flat when compared to the second quarter of 2007. Depreciation and amortization was 4.1% of service revenue in the second quarter of 2008 compared to 4.6% in the same period of 2007.

The operating margin percentage increased from 31.9% to 35.6%. Income from operations was $7.5 million for the second quarter of 2008 compared to $5.0 million for the same period of 2007. The increase in margin is primarily due to the revenue increase on the higher margin electronic discovery business.

Corporate

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. The corporate expenses were $8.8 million in the second quarter of 2008 compared to expenses of $9.1 million in the same period of 2007.

Consolidated Results

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Consolidated service revenue for the three months ended June 30, 2008 was $182.4 million, a decrease of $14.2 million compared to service revenue of $196.6 million in the same period in 2007.

Acquisitions accounted for $5.3 million increase in revenue growth offset by $19.5 million of revenue decline at existing businesses. The decrease in service revenue is primarily due to the declining economy and mortgage industry, and the challenging credit environment, offset by growth in our e-discovery business and international operations.

Salaries and benefits increased $0.2 million. Salaries and benefits were 34.5% of service revenue for the three months ended June 30, 2008 and 31.9% for the same period in 2007. The increase is related to additional employees added to support international growth, offset by decreases in employees and office closures.

Facilities and telecommunication increased by $0.3 million compared to the same period in 2007. Facilities and telecommunication expenses were 4.4% of service revenue in the second quarter of 2008 and 4.0% in the same period of 2007.

Other operating expenses decreased by $0.9 million compared to the same period in 2007. Other operating expenses were 12.6% of service revenue for the three months ended June 30, 2008 and 12.1% in the second quarter of 2007. The decrease is due to operational efficiencies on decreased revenues.

Depreciation and amortization increased by $1.2 million due to an increase in amortization of intangible assets as a result of acquisitions, fixed asset additions and the roll out of internally developed software, offset by certain fixed assets and intangibles becoming fully depreciated.

The consolidated operating margin was 13.2% for the three months ended June 30, 2008, compared to 17.3% for the same period in 2007. The operating margin was 14.1% for the three months ended June 30, 2008, excluding the $1.7 million of restructuring costs.

Income from operations was $24.0 million for the three months ended June 30, 2008 compared to $34.0 million for the same period in 2007. The decrease of $10.0 million is comprised of an increase in operating income of $0.9 million in Dealer Services, $2.5 million in Investigative and Litigation Support Services and $0.7 million at Multifamily Services offset by decreases in operating income of $6.1 million in Lender Services, $4.4 million in Data Services, $3.8 million in Employer Services and a decrease of corporate expenses of $0.2 million.

Lender Services Segment

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Service revenue was $73.0 million for the six months ended June 30, 2008, a decrease of $17.3 million compared to service revenue of $90.3 million for the six months ended June 30, 2007. The acquisition of a mortgage credit reporting business during the fourth quarter of 2007 increased service revenue by $8.0 million, while service revenue from existing businesses decreased by $25.3 million. A decrease in transactions related to the decline in the mortgage industry resulted in an overall decrease in service revenue.

Gross margin was $46.8 million for the six months ended June 30, 2008, a decrease of $13.6 million compared to gross margin of $60.4 million in the same period of 2007. The acquisition of a mortgage credit reporting business during the fourth quarter of 2007 increased gross margin by $4.3 million, while gross margin from existing businesses decreased by $17.9 million. Gross margin was 64.1% for the six months ended June 30, 2008 as compared to 66.9% for the six months ended June 30, 2007. The decrease is due to an increase in credit data costs and the current year’s product mix.

Salaries and benefits decreased by $2.3 million. Salaries and benefits were 31.6% of service revenue in the first six months of 2008 compared to 28.1% during the same period in 2007. The acquisition of a mortgage credit reporting business during the fourth quarter of 2007 increased salaries and benefits expense by $1.4 million during the six months ended June 30, 2008, while salaries and benefits from existing businesses decreased by $3.7 million. The segment has decreased employees in line with the decrease in service revenue.

Facilities and telecommunication expenses were 5.2% of service revenue in the first six months of 2008 compared to 4.2% in the same period in 2007.

Other operating expenses decreased by $0.5 million. Other operating expenses were 4.2% of service revenue in the first six months of 2008 compared to 3.9% for the same period of 2007. The decrease in other operating expense was due to a reduction of temporary labor costs, international operations, and bad debt expense. This is offset by the acquisition of a mortgage credit reporting business during the fourth quarter of 2007 which increased other operating expenses by $1.0 million during the six months ended June 30, 2008.

Depreciation and amortization decreased by $1.5 million. Depreciation and amortization was 2.5% of service revenue during the six months ended June 30, 2008 compared to 3.7% in the same period in 2007. The decrease is primarily due to certain fixed assets and intangibles becoming fully depreciated.

Income from operations was $15.0 million for the six months ended June 2008 compared to $24.3 million in the same period of 2007. The acquisition of a mortgage credit reporting business during the fourth quarter of 2007 increased income from operations by $1.3 million, while income from operations from existing businesses decreased by $10.6 million. The operating margin percentage decreased from 27.0% to 20.5% primarily due to the overall decrease in service revenue.

Data Services Segment

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Service revenue was $56.5 million for the six months ended June 30, 2008, a decrease of $9.8 million compared to service revenue of $66.3 million in the same period of 2007. The decrease in service revenue is primarily due to the reduced volumes in the lead generation and specialty credit businesses as a result of the economic slowdown in the housing and credit markets.

Cost of service revenue was $18.7 million for the six months ended June 30, 2008, a decrease of $1.7 million compared to cost of service revenue of $20.4 million in the same period of 2007. Cost of service revenue was 33.1% of service revenue during the first half of 2008 compared to 30.7% in the same period in 2007. The increase as a percentage of service revenue is primarily due to reduced volume levels of the relatively higher gross margin lead generation and specialty credit businesses.

Salaries and benefits increased by $2.2 million. Salaries and benefits were approximately 24.0% of service revenue in the six months ended June 30, 2008 compared to 17.2% of service revenue in the same period of 2007. The increase is primarily due to an increase in salaries and benefits for technology personnel previously outsourced to gain cost efficiencies.

Facilities and telecommunication expenses for the six months ended June 30, 2008 were comparable to the same period in 2007. Facilities and telecommunication expenses were approximately 2.8% and 2.3% of service revenue for the six months ended June 30, 2008 and 2007, respectively.

Other operating expenses decreased by $1.7 million. Other operating expenses were 9.9% of service revenue in the six months ended June 30, 2008 and 11.0% in the same period of 2007. The decrease is primarily due to the decrease of technology related shared services fees.

Depreciation and amortization increased by $0.3 million. Depreciation and amortization was 9.5% of service revenue during the six months ended June 30, 2008 compared to 7.6% in the same period in 2007.

Income from operations was $11.7 million for the six months ended June 30, 2008, a decrease of $9.0 million compared to $20.7 million in the six months ended June 30, 2007. The operating margin percentage decreased from 31.2% to 20.7% in comparing the first six months of 2008 to the same period of 2007. The decrease is primarily driven by the lead generation business where revenue has declined, cost of service has increased and expenses to support future growth have increased.

Dealer Services Segment

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Service revenue was $50.9 million for the six months ended June 30, 2008, a decrease of $3.9 million compared to service revenue of $54.8 million for the six months ended June 30, 2007. The decrease in service revenue is primarily due to the decline in revenues at the automotive lead generation business.

Gross margin was $21.8 million for the six months ended June 30, 2008, a decrease of $1.3 million compared to gross margin of $23.1 million in the same period of 2007. The impact of the decrease in service revenue, primarily in the automotive lead generation business, resulted in an overall decrease in gross margin. Gross margin was 42.8% for the six months ended June 30, 2008 as compared to 42.2% for the six months ended June 30, 2007.

Salaries and benefits decreased by $0.7 million. Salaries and benefits were 8.2% of service revenue in the first six months of 2008 compared to 8.9% during the same period in 2007. Salaries and benefits expense decreased due to operational efficiencies.

Facilities and telecommunication expenses decreased by $0.3 million. Facilities and telecommunication expenses were 0.4% of service revenue in the first six months of 2008 compared to 0.9% in the first six months of 2007. The decrease in facilities and telecommunication expense is due to the impact of the relocation and consolidation of facilities for the automotive lead generation business in 2007.

Other operating expenses decreased by $2.1 million. Other operating expenses were 15.0% of service revenue in the first six months of 2008 compared to 17.8% for the same period in 2007. The decrease in 2008 is due to a decrease in the amounts allocated from shared services, and a decrease in bad debt expense at the automotive lead generation business.

Depreciation and amortization was 1.2% and 1.1% of service revenue for the six months ended June 30, 2008 and 2007, respectively.

Income from operations was $9.2 million for the six months ended June 2008 compared to $7.4 million in the same period in 2007. The operating margin percentage increased from 13.5% to 18.0% primarily due to the impact of operational efficiencies at the automotive credit reporting subsidiary, including the impact of lower allocations from shared services and operating improvements in the automotive lead generation business.

Employer Services Segment

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Service revenue was $109.2 million for the six months ended June 30, 2008, a decrease of $3.6 million compared to service revenue of $112.8 million in the same period of 2007. The decrease was a result of a reduction in revenue of $6.4 million from existing businesses offset by the addition of $2.8 million of revenue from acquisitions. The decrease in service revenue from existing businesses is directly related to the slowdown in hiring in the United States and abroad. This is offset by the 2007 and 2008 acquisitions and continued international growth.

Salaries and benefits decreased by $1.9 million. Salaries and benefits were 37.2% of service revenue in the six months ended June 30, 2008 compared to 37.6% in the same period of 2007. The decrease is a direct effect of office closings in 2007 and the shift of personnel to shared services, offset by an increase for international growth. . In addition, there was approximately $0.5 million in severance costs recorded for the six months ended June 30, 2008 for office consolidations.

Facilities and telecommunication expenses increased by $0.3 million. Facilities and telecommunication expenses were 4.6% of service revenue in the six months ended June 30, 2008 and 4.2% in the six months ended June 30, 2007.

Other operating expenses increased by $3.4 million. Other operating expenses were 18.0% of service revenue in the six months ended June 30, 2008 and 14.4% for the same period of 2007. The increase in other operating expenses is primarily due to the increase in allocation for shared services, increase in bad debt, and foreign currency losses.

Depreciation and amortization increased by $1.5 million primarily due to the addition of intangible assets related to the acquisitions and the rollout of new software projects. Approximately $0.5 million was recorded related to asset write downs for the office consolidations.

The operating margin percentage decreased from 10.6% to 5.9%. The operating margin was 7.0% excluding the restructuring charges. Income from operations was $6.5 million for the six months ended June 30, 2008, a decrease of $5.4 million compared to income from operations of $11.9 million in the same period of 2007. The decrease in the operating margin is primarily due to a change in the revenue mix of the businesses in the six months ended June 30, 2008 compared to the same period in 2007 and restructuring costs of $1.1 million incurred in 2008.

Multifamily Services Segment

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Service revenue was $38.3 million for the six months ended June 30, 2008, an increase of $1.0 million compared to service revenue of $37.3 million in the same period of 2007. The 2.8% organic growth is driven by expanded market share and an increase in products and services.

Salaries and benefits expenses are comparable to the same period of 2007. Salaries and benefits were 35.6% of service revenue for the six months ended June 30, 2008 compared to 36.6% of service revenue in the same period of 2007.

Facilities and telecommunication expenses are comparable to the same period of 2007. Facilities and telecommunication expenses were 4.8% and 5.1% of service revenue in the six months ended June 30, 2008 and 2007, respectively.

Other operating expenses decreased $0.3 million. Other operating expenses were 14.1% of service revenue in the six months ended June 30, 2008 compared to 15.4% in the same period of 2007.

Depreciation and amortization increased $0.4 million. Depreciation and amortization was 7.3% of service revenue in the six months ended June 30, 2008 compared to 6.3% in the same period of 2007.

Income from operations was $11.3 million for the six months ended June 30, 2008 compared to income from operations of $10.2 million in the same period of 2007. The operating margin percentage increased from 27.3% to 29.6% due to increased revenue from the renter’s insurance program and cost containment with revenue growth.

Investigative and Litigation Services Segment

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Service revenue was $44.7 million for the six months ended June 30, 2008, an increase of $16.6 million compared to service revenue of $28.1 million in the same period of 2007. The increase is primarily due to the growth in the segment’s electronic discovery business of the Litigation Support Services division.

Salaries and benefits increased by $4.7 million. Salaries and benefits were 39.6% of service revenue in the six months ended June 30, 2008 compared to 46.1% in the same period of 2007. The increase is mainly due to the increase of employees in the Litigation support division to support the revenue growth and compensation related to revenue and profitability.

Facilities and telecommunication expenses increased $0.5 million. Facilities and telecommunication expenses were 3.3% of service revenue in the six months ended June 30, 2008 and 3.7% in the same period of 2007.

Other operating expenses increased by $2.2 million. Other operating expenses were 13.0% of service revenue in the six months ended June 30, 2008 and 12.7% for the same period of 2007. The expense increase is related to geographic expansion and new business development efforts in this segment.

Depreciation and amortization were flat when compared to the same period of 2007. Depreciation and amortization was 3.6% of service revenue in the six months ended June 30, 2008 compared to 5.3% in the same period of 2007.

The operating margin percentage increased from 28.3% to 38.2%. Income from operations was $17.1 million for the six months ended June 30, 2008 compared to $7.9 million for the same period of 2007. The increase in margin is primarily due to the significant revenue increase on the higher margin electronic discovery business.

Corporate

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. The corporate expenses were $19.6 million in the six months ended 2008 compared to expenses of $26.6 million in the same period of 2007. The decrease is primarily related to the $8.0 million of severance costs recorded for the former CEO in the six months ended June 30, 2007.

Consolidated Results

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Consolidated service revenue for the six months ended June 30, 2008 was $370.7 million, a decrease of $17.1 million compared to service revenue of $387.8 million in the same period in 2007. Acquisitions accounted for $10.8 million increase in revenue growth offset by $27.9 million of revenue decline at existing businesses. The decrease in service revenue is directly related to the downturn in domestic hiring, the decline in the mortgage industry, weakness in the credit markets, and overall economic slowdown. This is offset by organic growth in the Employer Services segment international service revenue and the Investigative and Litigation Support segment.

Salaries and benefits decreased $4.0 million. Salaries and benefits were 34.9% of service revenue for the six months ended June 30, 2008 and 34.4% for the same period in 2007. The decrease is primarily due to strategic reductions in employees, office closures and the departure of our former CEO in 2007. In connection with the former CEO’s Transition Agreement, the Company recorded compensation expense of $8.0 million in the six months ended June 30, 2007, reflecting the value of the cash severance payment of $4.4 million and the value of the previously unvested restricted stock, restricted stock units and stock options. This is offset by the increase related to customary annual salary increases, acquisitions and additional employees added to support international growth.

Facilities and telecommunication increased by $0.8 million compared to the same period in 2007. Facilities and telecommunication expenses were 4.4% of service revenue in the six months ended June 30, 2008 and 4.0% in the same period of 2007. The increase is primarily related to acquisitions, relocation expenses, and international expansion, offset by office consolidations.

Other operating expenses decreased by $0.6 million compared to the same period in 2007. Other operating expenses were 12.3% and 12.0% of service revenue for the six months ended June 30, 2008 and 2007, respectively. The decrease is due to a decrease in temporary labor, marketing, and office expenses related to the overall initiative to reduce costs. This is offset by an increase in shared services allocations and acquisitions.

Depreciation and amortization increased by $1.6 million due to an increase in amortization of intangible assets as a result of acquisitions, fixed asset additions and the roll out of internally developed software, offset by certain fixed assets and intangibles becoming fully depreciated. Approximately $0.7 million was recorded related to asset write downs for the office consolidations.

The consolidated operating margin was 13.8% for the six months ended June 30, 2008, compared to 14.4% for the same period in 2007. Excluding restructuring costs of $1.7 million in 2008, the consolidated operating margin was 14.3%.

Income from operations was $51.2 million for the six months ended June 30, 2008 compared to $55.9 million for the same period in 2007. Results of operation for the six months ended June 30, 2008 includes restructuring costs of $1.7 million. The decrease of $4.7 million is comprised of an increase in operating income of $1.8 million in Dealer Services, $9.1 million in Investigative and Litigation Support Services and $1.2 million at Multifamily Services offset by decreases in operating income of $9.4 million in Lender Services, $9.0 million in Data Services, $5.4 million in Employer Services and a decrease of corporate expenses of $7.0 million.

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

Statements of Cash Flows

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank. As of June 30, 2008, cash and cash equivalents were $41.6 million.

Net cash used in operating activities of continuing operations was $2.5 million compared to cash provided by operating activities from continuing operations of $49.8 million for the six months ended June 30, 2008 and 2007, respectively.

Cash provided by operating activities of continuing operations decreased by $52.3 million from the six months ended June 30, 2007 to the same period of 2008 while income from continuing operations was $29.9 million in the six months ended June 30, 2008 and $29.3 million for the same period in 2007. The decrease in cash provided by operating activities was primarily due to income tax payments of $59.4 million, the majority of which were made in the first quarter of 2008 and payments made for annual incentive compensation. The tax payment was primarily related to the gain on sale of investment securities recognized in the fourth quarter of 2007.

Cash used in investing activities of continuing operations was $78.4 million and $48.1 million for the six months ended June 30, 2008 and 2007, respectively. In the six months ended June 30, 2008, cash in the amount of $59.2 million was used for acquisitions (including $45.9 million related to earnout provisions and purchase of minority interests of prior years’ acquisitions) compared to $27.2 million in 2007. Purchases of property and equipment, including software, were $17.5 million in the six months ended June 30, 2008 compared to $19.2 million in the same period of 2007.

Cash provided by financing activities of continuing operations was $43.6 million for the six months ended June 30, 2008, compared cash used in financing activities of continuing operations of $3.9 million for the six months ended June 30, 2007. In the six months ended June 30, 2008, proceeds from existing credit facilities were $90.0 million compared to $42.8 million in 2007. Repayment of debt was $52.0 million in the six months ended June 30, 2008 and $51.7 million in the same period of 2007.

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

At June 30, 2008, the Company had available lines of credit of $175.0 million and the Company was in compliance with the financial covenants of its loan agreements.

First Advantage filed a new Registration Statement with the Securities and Exchange Commission for the issuance of up to 5.0 million shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on January 9, 2006. A total of 1,338,631 shares were issued for acquisitions as of June 30, 2008.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 2.0 million shares of our Class A common stock, par value $.001 per share, from time to time for general corporate purposes. The Registration Statement was declared effective on January 3, 2005. No shares have been issued as of June 30, 2008.

Contractual Obligations and Commercial Commitments

The following is a schedule of long-term contractual commitments, as of June 30, 2008, over the periods in which they are expected to be paid.

In thousands	2008	2009	2010	2011	2012	Thereafter	Total
Advertising commitments	$127	$—	$—	$—	$—	$—	$127
Minimum contract purchase commitments	1,496	2,065	1,254	410	—	—	5,225
Operating leases	9,056	13,928	10,230	7,658	6,507	19,638	67,017
Debt and capital leases	11,411	9,309	52,535	425	—	—	73,680
Interest payments related to debt (1)	2,069	2,604	1,883	4	—	—	6,560

Total (2)	$24,159	$27,906	$65,902	$8,497	$6,507	$19,638	$152,609

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.

(2)	Excludes FIN 48 tax liability of $2.2 million due to uncertainty of payment period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s risk since filing its Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CEO”), after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, have concluded that, as of the end of the fiscal quarter covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

First Advantage’s subsidiaries are involved in litigation from time to time in the ordinary course of their businesses. The Company does not believe that the outcome of any pending or threatened litigation involving these entities will have a material adverse effect on our financial position, operating results or cash flows.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for Fiscal Year Ending December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

a)	The annual meeting of the shareholders (the “Meeting”) of First Advantage Corporation (the “Company”) was held on April 29, 2008.

b)	The names of the persons who were nominated to serve as directors of the Company for the ensuing year are listed below, together with a tabulation of the results of the voting with respect to each nominee. Each of the persons named was recommended by the Board of Directors and Nominating Committee of the Company and all such nominees were elected.

Name of Nominee	Votes For	Votes Withheld
Parker Kennedy	484,633,246	284,687
Anand Nallathambi	484,634,070	283,863
J. David Chatham	484,613,393	304,540
Barry Connelly	484,613,283	304,650
Frank McMahon	484,634,976	282,957
Donald Nickelson	484,635,044	282,889
Donald Robert	484,635,183	282,750
Jill Kanin-Lovers	484,631,782	286,151
D. Van Skilling	484,611,388	306,545
David Walker	483,644,180	1,273,753

Item 5.	Other Information

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ADVANTAGE CORPORATION

(Registrant)

Date: July 31, 2008	By:	/s/ ANAND NALLATHAMBI
Anand Nallathambi
Chief Executive Officer

Date: July 31, 2008	By:	/s/ JOHN LAMSON
John Lamson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Master License Agreement between First American CoreLogic, Inc. and First Advantage Credco, LLC, effective May 7, 2008.

10.2	Data Furnisher Agreement by and between First Advantage Credco, LLC and First American CoreLogic, Inc., dated May 7, 2008.

10.3	Service Agreement by and between First Advantage Credco, LLC and Rels Reporting Services, LLC, effective January 1, 2008 and executed June 13, 2008.

10.4	Computer Systems and Software Lease and License Agreement by and between First Advantage Credco, LLC and Rels Reporting Services, LLC, effective January 1, 2008, and executed June 13, 2008.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002