Form 10-Q
period 2008-09-30
FIRST ADVANTAGE CORP
filed 2008-10-30
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

There were 11,760,078 shares of outstanding Class A Common Stock of the registrant as of October 24, 2008.

There were 47,726,521 shares of outstanding Class B Common Stock of the registrant as of October 24, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements –

First Advantage Corporation

Consolidated Financial Statements

For the Three and Nine Months Ended

September 30, 2008 and 2007

First Advantage Corporation

Consolidated Balance Sheets (Unaudited)

(in thousands, except par value)	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$45,490	$76,060
Accounts receivable (less allowance for doubtful accounts of $8,966 and $7,003 in 2008 and 2007, respectively)	131,341	148,875
Prepaid expenses and other current assets	10,205	10,782
Income tax receivable	667	—
Deferred income tax asset	21,755	26,023
Assets of discontinued operations (Note 4)	—	12,052

Total current assets	209,458	273,792
Property and equipment, net	83,911	76,308
Goodwill	753,135	694,519
Customer lists, net	56,652	63,483
Other intangible assets, net	18,270	23,011
Database development costs, net	11,610	11,105
Marketable equity securities	43,006	85,476
Other assets	4,756	4,239

Total assets	$1,180,798	$1,231,933

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,605	$44,998
Accrued compensation	35,393	42,199
Accrued liabilities	12,138	12,846
Deferred income	7,011	7,948
Income tax payable	—	51,721
Due to affiliates	932	6,750
Current portion of long-term debt and capital leases	10,483	18,282
Liabilities of discontinued operations (Note 4)	—	4,989

Total current liabilities	105,562	189,733
Long-term debt and capital leases, net of current portion	40,014	14,404
Deferred income tax liability	74,623	90,785
Other liabilities	5,056	5,000

Total liabilities	225,255	299,922

Minority interest	49,558	48,421
Stockholders’ equity:
Preferred stock, $.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 125,000 shares authorized; 11,757 and 11,368 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	12	11
Class B common stock, $.001 par value; 75,000 shares authorized; 47,727 shares issued and outstanding as of September 30, 2008 and December 31, 2007	48	48
Additional paid-in capital	500,687	488,683
Retained earnings	394,053	355,745
Accumulated other comprehensive income	11,185	39,103

Total stockholders’ equity	905,985	883,590

Total liabilities and stockholders’ equity	$1,180,798	$1,231,933

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income and Comprehensive Income (Unaudited)

(in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Service revenue	$174,664	$194,666	$545,341	$582,494
Reimbursed government fee revenue	13,633	13,919	40,780	41,463

Total revenue	188,297	208,585	586,121	623,957

Cost of service revenue	53,520	54,125	160,723	171,425
Government fees paid	13,633	13,919	40,780	41,463

Total cost of service	67,153	68,044	201,503	212,888

Gross margin	121,144	140,541	384,618	411,069

Salaries and benefits	59,113	64,622	188,489	198,008
Facilities and telecommunications	7,789	8,365	24,073	23,883
Other operating expenses	19,899	23,107	65,642	69,481
Depreciation and amortization	10,898	10,009	31,520	29,371
Impairment loss	1,720	204	2,017	204

Total operating expenses	99,419	106,307	311,741	320,947

Income from operations	21,725	34,234	72,877	90,122

Other (expense) income:
Interest expense	(640)	(2,946)	(2,140)	(9,269)
Interest income	155	321	746	962

Total other (expense), net	(485)	(2,625)	(1,394)	(8,307)
Equity in earnings of investee	—	865	—	2,315

Income from continuing operations before income taxes and minority interest	21,240	32,474	71,483	84,130
Provision for income taxes	8,932	13,479	29,582	34,758

Income from continuing operations before minority interest	12,308	18,995	41,901	49,372
Minority interest	(323)	231	(648)	1,260

Income from continuing operations	12,631	18,764	42,549	48,112
Income (loss) from discontinued operations, net of tax	—	189	(4,241)	431

Net income	$12,631	$18,953	$38,308	$48,543
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(4,515)	1,643	(2,435)	3,358
Unrealized gain (loss) on investment	4,174	—	(25,546)	—

Comprehensive income	$12,290	$20,596	$10,327	$51,901

Basic income per share:
Income from continuing operations	$0.21	$0.32	$0.72	$0.82
(Loss) income from discontinued operations, net of tax	—	—	(0.07)	0.01

Net income	$0.21	$0.32	$0.65	$0.83

Diluted income per share:
Income from continuing operations	$0.21	$0.32	$0.72	$0.81
(Loss) income from discontinued operations, net of tax	—	—	(0.08)	0.01

Net income	$0.21	$0.32	$0.64	$0.82

Weighted-average common shares outstanding:
Basic	59,478	59,064	59,358	58,799
Diluted	59,529	59,222	59,446	59,121

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2008 (Unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2007	59,095	$59	$488,683	$355,745	$39,103	$883,590
Net income	—	—	—	38,308	—	38,308
Class A shares issued in connection with share based compensation	389	1	4,591	—	—	4,592
Tax expense related to stock options	—	—	(204)	—	—	(204)
Share based compensation	—	—	7,642	—	—	7,642
Foreign currency translation	—	—	—	—	(2,435)	(2,435)
Exercise put on a warrant	—	—	(25)	—	—	(25)
Unrealized loss on investment, net of tax	—	—	—	—	(25,483)	(25,483)

Balance at September 30, 2008	59,484	$60	$500,687	$394,053	$11,185	$905,985

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and 2007 (Unaudited)

(in thousands)	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$38,308	$48,543
(Loss) income from discontinued operations	(4,241)	431

Income from continuing operations	$42,549	$48,112
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	31,520	29,371
Impairment loss	2,017	204
Bad debt expense	5,867	5,536
Share based compensation	7,344	10,548
Minority interests in net (loss) income	(648)	1,260
Equity in earnings of investee	—	(2,315)
Deferred income tax	4,288	6,124
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,206	(17,314)
Prepaid expenses and other current assets	541	33
Other assets	(790)	2,183
Accounts payable	(5,433)	(2,084)
Accrued liabilities	(1,478)	(6,293)
Deferred income	(938)	(325)
Due from affiliates	(5,825)	(2,522)
Net change in income tax accounts	(52,452)	2,691
Accrued compensation and other liabilities	(6,739)	13,305

Net cash provided by operating activities—continuing operations	33,029	88,514

Net cash provided by operating activities—discontinued operations	754	1,490

Cash flows from investing activities:
Database development costs	(3,203)	(2,699)
Purchases of property and equipment	(24,337)	(27,582)
Cash paid for acquisitions	(59,199)	(27,988)
Cash balance of companies acquired	331	120

Net cash used in investing activities—continuing operations	(86,408)	(58,149)

Net cash provided by (used in) investing activities—discontinued operations	1,721	(1,461)

Cash flows from financing activities:
Proceeds from long-term debt	100,260	50,076
Repayment of long-term debt	(85,455)	(83,245)
Cash contributions from First American to Leadclick LLC	2,402	3,785
Proceeds from Class A shares issued in connection with stock option plan and employee stock purchase plan	4,566	3,479
Distribution to minority interest shareholders	(1,127)	(3,013)
Tax (expense) benefit related to stock options	(204)	222

Net cash provided by (used in) financing activities	20,442	(28,696)

Effect of exchange rates on cash	(648)	35
(Decrease) increase in cash and cash equivalents	(31,110)	1,733
Cash and cash equivalents at beginning of period	76,060	31,106
Decrease in cash and cash equivalents of discontinued operations	540	835

Cash and cash equivalents at end of period	$45,490	$33,674

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and 2007 (Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,106	$9,520

Cash received for income tax refunds	$1,248	$—

Cash paid for income taxes	$75,661	$26,208

Non-cash investing and financing activities:
Class A shares issued in connection with acquisitions	$—	$10,912

Notes issued in connection with acquisitions	$3,026	$3,432

Class A shares issued for restricted stock	$2,788	$5,518

Unrealized loss on investment, net of tax	$25,483	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

1.	Organization and Nature of Business

First Advantage Corporation (the “Company” or “First Advantage”) is a global risk mitigation and business solutions provider and operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

The First American Corporation and affiliates (“First American”) own approximately 80% of the shares of capital stock of the Company as of September 30, 2008. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

As part of the Company’s streamlining initiative, in the second quarter of 2008, First Advantage sold First Advantage Investigative Services (“FAIS”), which was included in our Investigative and Litigation Support Services segment, and Credit Management Solutions Inc. (“CMSI”), which was included in our Dealer Services segment. These businesses are presented in discontinued operations at September 30, 2008. The results of these businesses’ operations in the prior periods have been reclassified to conform to the 2008 classification.

In October 2007, the Company completed the sale of its US SEARCH.com (“US Search”). US Search was included in the Company’s Data Services segment. With the growth of First Advantage, a consumer-driven people locator service no longer fit into the Company’s core business strategy. The results of this business’ prior periods operations are presented as discontinued operations.

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

On March 1, 2007, John Long submitted his resignation as the Chief Executive Officer (“CEO”) and as a director of the Company, effective as of March 30, 2007. In connection with his resignation from the Company, Mr. Long and First Advantage entered into a Transition Agreement dated as of March 2, 2007. The Transition Agreement provides that Mr. Long will receive cash severance of $4.4 million; $2.2 million was paid in March 2007 with the remaining payment of $2.2 million paid in March 2008. In addition, Mr. Long received an acceleration of his unvested options and two restricted stock awards, effective March 30, 2007. An additional restricted stock award made to Mr. Long will vest during the term of restrictive covenants set forth in the Transition Agreement. Restricted stock units, previously granted to Mr. Long, will continue to vest according to the terms of First Advantage’s 2003

First Advantage Corporation

Notes to Consolidated Financial Statements

Incentive Compensation Plan. Based on the recommendation of the Compensation Committee, the Transition Agreement was approved by First Advantage’s board of directors on March 1, 2007. In connection with the Transition Agreement, First Advantage recorded compensation expense of $8.0 million in the quarter ending March 31, 2007 (included in salaries and benefits in the accompanying Consolidated Statements of Income and Comprehensive Income) for the nine months ended September 30, 2007, reflecting the value of the cash severance payment of $4.4 million and the value of the previously unvested restricted stock, restricted stock units and stock options. The $8.0 million of compensation expense reduced net income for the nine months ended September 30, 2007 by $4.7 million or 8 cents per diluted share.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial information included in this report has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments are of a normal recurring nature and are considered necessary for a fair statement of the results for the interim period. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

Recent market conditions and economic events have had an overall negative impact on the Company’s operations and related financial results. As a result of acquisitions, the Company has goodwill of approximately $753.1 million at September 30, 2008. In accordance with SFAS No. 142 “Goodwill and other Intangible Assets” and consistent with prior years, the Company’s policy is to perform an annual impairment test for each reporting unit in the fourth quarter. The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth, cash flows, market multiples and discount rates. Forecasts of future operations are based, in part, on operating results and management’s expectations as to future market conditions. Many of the factors used in assessing fair value are outside the control of management including future economic and market conditions. If the fair value of a reporting unit exceeds its carrying value, then its goodwill is not considered impaired. In the event that the carrying value of a reporting unit exceeds its fair value, then further testing must be performed to determine if the carrying value of goodwill exceeds the fair value of goodwill. Due to significant volatility in the current markets, the Company’s operations may be negatively impacted in the future to the extent that exposure to impairment charges may be increased.

First Advantage Corporation

Notes to Consolidated Financial Statements

First Advantage completed one acquisition during the nine months ended September 30, 2008. The Company’s operating results for the three and nine months ended September 30, 2008 include results for the acquired entity from the date of acquisition.

Operating results for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.

As of September 30, 2008, the Company’s significant accounting polices and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, have not changed from December 31, 2007, except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” and SFAS No.159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”).

Fair Value Accounting

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159 “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 allows companies to report selected financial assets and liabilities at fair value at their discretion. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective at the beginning of a company’s first fiscal year after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The Company did not apply the fair value option and, therefore, SFAS 159 does not have an impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value within GAAP, and expands disclosure requirements regarding fair value measurements. The Company has adopted FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”), issued February 2008, and as a result the Company has partially applied the provisions of SFAS 157 as of January 1, 2008, which had no material effect on its consolidated financial statements. FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and liabilities until January 1, 2009, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

First Advantage Corporation

Notes to Consolidated Financial Statements

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. At September 30, 2008, the Company’s marketable equity securities, $43.0 million, are valued using quoted market prices multiplied by the number of shares owned (Level 1). For additional information about our marketable equity securities, refer to Note 8 of the Notes to Consolidated Financial Statements in our Form 10-K.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). This replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) is effective at the beginning of a company’s first fiscal year after December 15, 2008. The Company is currently evaluating the effects of adoption on its consolidated financial statements and the impact, if any, is not known at this time.

First Advantage Corporation

Notes to Consolidated Financial Statements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

3.	Acquisitions

During the nine months ended September 30, 2008, the Company completed one acquisition for approximately $16.3 million in cash. In addition, the Company paid consideration of approximately $42.9 million in cash and approximately $3.0 million in debt related to earnout provisions from prior year acquisitions and an additional purchase of a portion of minority interests in LeadClick Media Inc.

First Advantage Corporation

Notes to Consolidated Financial Statements

The allocation of the aggregate purchase price of this acquisition and the earnouts are as follows:

(in thousands)
Goodwill	$59,053
Identifiable intangible assets	2,308
Net assets acquired	864

$62,225

The changes in the carrying amount of goodwill, by operating segment, are as follows for the nine months ended September 30, 2008:

(in thousands)	Balance at December 31, 2007	Acquisitions and Earnouts	Adjustments to net assets acquired	Balance at September 30, 2008
Lender Services	$51,088	$894	$(545)	$51,437
Data Services	230,115	8,008	510	238,633
Dealer Services	55,155	—	515	55,670
Employer Services	245,316	30,215	(826)	274,705
Multifamily Services	49,100	—	74	49,174
Investigative and Litigation Support Services	63,745	19,936	(165)	83,516

Consolidated	$694,519	$59,053	$(437)	$753,135

The adjustments to net assets acquired represent post acquisition adjustments for those companies not acquired in the period.

4.	Discontinued Operations

As discussed in Note 1, as part of the Company’s streamlining initiative, First Advantage sold FAIS in April 2008, which was included in our Investigative and Litigation Support Services segment, and sold CMSI in June 2008, which was included in our Dealer Services segment. These businesses are presented in discontinued operations at September 30, 2008. The results of these businesses’ operations in the prior periods have been reclassified to conform to the 2008 classification.

During 2008, the Company recorded a pre-tax charge of approximately $5.5 million, or $3.3 million after income taxes, in discontinued operations to reduce the carrying value of goodwill and other assets related to these businesses in order to reflect the net proceeds realized from selling these two businesses.

In October 2007, the Company completed the sale of its consumer business, US Search. US Search was included in the Company’s Data Services segment. With the growth of First Advantage, a consumer-driven people locator service no longer fit into the Company’s core business strategy. The results of this business’ prior periods operations are presented as discontinued operations.

First Advantage Corporation

Notes to Consolidated Financial Statements

The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Total revenue	$—	$11,558	$7,671	$35,069

Income (loss) from discontinued operations before income taxes	$—	$320	$(7,155)	$731
Income tax expense (benefit)	—	131	(2,914)	300

Income (loss) from discontinued operations, net of tax	$—	$189	$(4,241)	$431

(Loss) income per share:
Basic	$—	$—	$(0.07)	$0.01

Diluted	$—	$—	$(0.08)	$0.01

Weighted-average common shares outstanding:
Basic	59,478	59,064	59,358	58,799
Diluted	59,529	59,222	59,446	59,121

At December 31, 2007, the Company classified certain assets and liabilities associated with the discontinued operations as assets of discontinued operations and liabilities of discontinued operations in the Consolidated Balance Sheet in accordance with the guidance in the SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”

(in thousands)	December 31, 2007
Current assets	$3,614
Long term assets	8,438

Total assets of discontinued operations	12,052
Total liabilities of discontinued operations	4,989

Net assets of discontinued operations	$7,063

First Advantage Corporation

Notes to Consolidated Financial Statements

5.	Goodwill and Intangible Assets

Goodwill and other identifiable intangible assets as of September 30, 2008 and December 31, 2007 are as follows:

(in thousands)	September 30, 2008	December 31, 2007
Goodwill	$753,135	$694,519

Customer lists	$95,697	$93,712
Less impairment loss	(461)	—
Less accumulated amortization	(38,584)	(30,229)

Customer lists, net	$56,652	$63,483

Other identifiable intangible assets:
Noncompete agreements	$11,858	$14,717
Trade names	21,631	21,620

	33,489	36,337
Less impairment loss	(1,120)	—
Less accumulated amortization	(14,099)	(13,326)

Other identifiable intangible assets, net	$18,270	$23,011

Amortization of customer lists and other identifiable intangible assets totaled approximately $5.3 million and $4.0 million for the three months ended September 30, 2008 and 2007, respectively, and $13.8 million and $12.0 million for the nine months ended September 30, 2008 and 2007, respectively.

An impairment loss of $1.3 million was recorded for the three and nine months ended September 30, 2008 in the Dealer Services segment. The charge is related to the write-off of the net book value of the automotive lead generation business’ identifiable intangible assets and customer list. The impairment loss was incurred due to the challenging credit market and the negative impact to the automotive lead generation business.

Estimated amortization expense relating to identifiable intangible asset balances as of September 30, 2008, is expected to be as follows over the next five years and thereafter:

Nine months ending September 30, 2008:

(in thousands)
Remainder of 2008	$3,722
2009	14,639
2010	13,917
2011	11,319
2012	10,212
Thereafter	21,113

$74,922

First Advantage Corporation

Notes to Consolidated Financial Statements

The changes in the carrying amount of identifiable intangible assets are as follows for the nine months ended September 30, 2008:

(in thousands)	Other Intangible Assets	Customer Lists
Balance, at December 31, 2007	$23,011	$63,483
Acquisitions	226	2,082
Adjustments	1	34
Amortization	(3,848)	(8,486)
Impairment loss	(1,120)	(461)

Balance, at September 30, 2008	$18,270	$56,652

6.	Debt

Long-term debt and capital leases consists of the following at September 30, 2008:

(in thousands, except percentages)
Acquisition notes:
Weighted average interest rate of 5.00% with maturities through 2011	$19,299
Bank notes:
$225 million Secured Credit Facility, interest at 30-day LIBOR plus 1.25% (4.05% at September 30, 2008) matures September 2010	30,000
Capital leases and other debt:
Various interest rates with maturities through 2010	1,198

Total long-term debt and capital leases	$50,497
Less current portion of long-term debt and capital leases	10,483

Long-term debt and capital leases, net of current portion	$40,014

At September 30, 2008, the Company was in compliance with the covenants of its loan agreement.

First Advantage Corporation

Notes to Consolidated Financial Statements

7.	Earnings Per Share

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income from continuing operations	$12,631	$18,764	$42,549	$48,112
Income (loss) from discontinued operations, net of tax	—	189	(4,241)	431

Net Income - numerator for basic and fully diluted earnings per share	$12,631	$18,953	$38,308	$48,543

Denominator:
Weighted-average shares for basic earnings per share	59,478	59,064	59,358	58,799
Effect of restricted stock	42	59	72	74
Effect of dilutive securities - employee stock options and warrants	9	99	16	248

Denominator for diluted earnings per share	59,529	59,222	59,446	59,121

Earnings per share:
Basic
Income from continuing operations	$0.21	$0.32	$0.72	$0.82
(Loss) income from discontinued operations, net of tax	—	—	(0.07)	0.01

Net income	$0.21	$0.32	$0.65	$0.83

Diluted
Income from continuing operations	$0.21	$0.32	$0.72	$0.81
(Loss) income from discontinued operations, net of tax	—	—	(0.08)	0.01

Net income	$0.21	$0.32	$0.64	$0.82

For the three months ended September 30, 2008 and 2007, options and warrants totaling 3,999,719 and 3,207,035, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive. For the nine months ended September 30, 2008 and 2007, options and warrants totaling 3,895,234 and 2,092,430, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive.

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

First Advantage Corporation

Notes to Consolidated Financial Statements

Restricted stock activity since December 31, 2007 is summarized as follows:

(in thousands, except weighted average fair value prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock outstanding at December 31, 2007	336	$26.10
Restricted stock granted	492	$19.61
Restricted stock forfeited	(45)	$21.17
Restricted stock vested	(127)	$25.70

Nonvested restricted stock outstanding at September 30, 2008	656	$21.64

The following table illustrates the share-based compensation expense recognized for the three and nine months ended September 30, 2008 and 2007. Approximately $3.4 million of the nine months ended September 30, 2007 share-based compensation expense is related to the former CEO’s 2007 transition agreement.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Stock options	$1,165	$1,270	$3,875	$6,186
Restricted stock	1,169	671	3,357	4,197
Employee stock purchase plan	26	49	112	165

	$2,360	$1,990	$7,344	$10,548

Stock option activity under the Company’s stock plan since December 31, 2007 is summarized as follows:

(in thousands, except exercise prices)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	4,615	$22.60	$46

Options exercised	(223)	$17.72	942
Options forfeited	(226)	$22.63	4

Options outstanding at September 30, 2008	4,166	$22.85	$27

Options exercisable, end of the quarter	3,524	$22.44	$27

First Advantage Corporation

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at September 30, 2008:

(in thousands, except for exercise prices, years and weighted average amounts)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$7.00 - $ 12.50	9	2.9	$11.15	9	$11.15
$12.51 - $ 25.00	2,982	4.5	$21.00	2,701	$20.79
$25.01 - $ 50.00	1,164	7.3	$27.08	803	$27.23
$50.01 - $242.25	11	1.8	$87.63	11	$87.63

	4,166			3,524

The Company had outstanding warrants to purchase up to 41,462 shares of its common stock at an exercise price of $12.05 per share as of September 30, 2008. The weighted average remaining contractual life in years for the warrants outstanding is 2.68.

9.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2005, and state and local, and non-U.S. income tax examinations by tax authorities before 2004. The Internal Revenue Service is conducting an examination of First Advantage Corporation’s 2005 consolidated federal income tax return. The Company does not anticipate material adjustments as a result of this examination.

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

As of September 30, 2008, the Company has a $4.0 million total liability recorded for unrecognized tax benefits as well as a $0.3 million total liability for income tax related interest. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.7 million. The majority of the unrecognized tax benefits that would affect the effective tax rate and associated interest relates to foreign operations. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2008.

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

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, fleet management, criminal records reselling, specialty credit reporting, consumer credit reporting services, and lead generation services. Revenue for the Data Services segment includes $1.2 million of inter-segment sales for the three months ended September 30, 2008 and 2007, and $4.0 million and $3.7 million of inter-segment sales for the nine months ended September 30, 2008 and 2007, respectively.

The Dealer Services business segment serves the automotive dealer marketplace by delivering consolidated consumer credit reports and automotive lead generation services.

The Employer Services segment includes employment background screening, occupational health services, tax incentive services and hiring solutions. Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Hiring solutions include applicant tracking software, recruiting services and outsourced management of payroll and human resource functions. Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs, and fleet asset management programs. Revenue for the Employer Services segment includes $0.1 million of inter-segment sales for the three month period ended September 30, 2007. Revenue for the Employer Services segment includes $0.6 million and $0.7 million of inter-segment sales for the nine month periods ended September 30, 2008 and 2007, respectively.

The Multifamily Services segment includes resident screening and software services. Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories. Revenue for the Multifamily Services segment includes $0.2 million and $0.1 million of inter-segment sales for the three months ended September 30, 2008 and 2007, respectively. Revenue for the Multifamily Services segment includes $0.5 million and $0.4 million of inter-segment sales for the nine months ended September 30, 2008 and 2007, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements

The Investigative and Litigation Support Services segment includes all investigative services. Products and services offered by the Investigative and Litigation Support Services segment include computer forensics, electronic discovery, due diligence reports and other high level investigations.

The impairment losses for the three and nine months ended September 30, 2008 and 2007 are included in the respective segment’s depreciation and amortization.

The elimination of intra-segment revenue and cost of service revenue is included in Corporate. These transactions are recorded at cost.

Service revenue for international operations included in the Employer Services segment was $11.9 million and $12.5 million for the three months ended September 30, 2008 and 2007, respectively and $35.3 million and $30.9 million for the nine months ended September 30, 2008 and 2007, respectively. Service revenue for international operations included in the Investigative and Litigation Support Services segment was $7.6 million and $14.4 million for the three months ended September 30, 2008 and 2007, respectively and $32.3 million and $20.5 million for the nine months ended September 30, 2008 and 2007.

First Advantage Corporation

Notes to Consolidated Financial Statements

The following table sets forth segment information for the three and nine months ended September 30, 2008 and 2007.

(in thousands)	Service Revenue	Depreciation and Amortization	Income (Loss) From Operations	Assets
Three Months Ended September 30, 2008
Lender Services	$29,931	$1,200	$3,594	$78,546
Data Services	31,014	2,793	5,551	323,742
Dealer Services	21,814	2,025	1,598	90,224
Employer Services	54,199	3,255	6,644	424,638
Multifamily Services	19,702	1,444	6,654	87,783
Investigative and Litigation Support Services	18,600	837	6,347	111,259
Corporate and Eliminations	(596)	1,064	(8,663)	64,606

Consolidated	$174,664	$12,618	$21,725	$1,180,798

Three Months Ended September 30, 2007
Lender Services	$35,840	$1,699	$6,660	$73,388
Data Services	29,124	2,596	8,112	318,670
Dealer Services	26,442	242	4,344	107,575
Employer Services	59,201	2,682	6,550	372,900
Multifamily Services	19,699	1,193	6,076	84,858
Investigative and Litigation Support Services	24,856	721	11,663	103,486
Corporate and Eliminations	(496)	1,080	(9,171)	73,520

Consolidated (excluding Assets of Discontinued Operations)	$194,666	$10,213	$34,234	$1,134,397

Nine Months Ended September 30, 2008
Lender Services	$102,925	$3,031	$18,577	$78,546
Data Services	87,525	8,154	17,245	323,742
Dealer Services	72,695	2,616	10,763	90,224
Employer Services	163,397	9,926	13,119	424,638
Multifamily Services	58,037	4,242	17,995	87,783
Investigative and Litigation Support Services	63,281	2,460	23,407	111,259
Corporate and Eliminations	(2,519)	3,108	(28,229)	64,606

Consolidated	$545,341	$33,537	$72,877	$1,180,798

Nine Months Ended September 30, 2007
Lender Services	$126,134	$5,033	$31,002	$73,388
Data Services	95,436	7,668	28,773	318,670
Dealer Services	81,267	857	11,755	107,575
Employer Services	171,997	7,821	18,460	372,900
Multifamily Services	56,980	3,550	16,256	84,858
Investigative and Litigation Support Services	52,931	2,222	19,611	103,486
Corporate and Eliminations	(2,251)	2,424	(35,735)	73,520

Consolidated (excluding Assets of Discontinued Operations)	$582,494	$29,575	$90,122	$1,134,397

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

First Advantage Corporation (Nasdaq: FADV) (“First Advantage” or the “Company”) provides global risk mitigation, screening services and credit reporting to enterprise and consumer customers. The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative & Litigation Support Services. First Advantage is headquartered in Poway, California and has approximately 4,400 employees in offices throughout the United States and abroad. During the nine months ended September 30, 2008, First Advantage acquired one company, which is included in the Employer Services segment.

Operating results for the three and nine months ended September 30, 2008 included total service revenue of $174.7 million and $545.3 million, respectively. This represents a decrease of 10.3% and 6.4% over the same periods in 2007, offset by $4.8 million and $15.5 million increases in service revenue related to acquisitions. Operating income for the three and nine months ended September 30, 2008 was $21.7 million and $72.9 million, respectively. Operating income decreased $12.5 million for the three months ended September 30, 2008 in comparison to the same period in 2007. Results of operations for the three months ended September 30, 2008 include approximately $2.8 million ($1.6 million after taxes or $0.03 per diluted share) of costs related to the consolidation of operations, including approximately $1.3 million ($0.7 million after taxes or $0.01 per diluted share) for impairment charge related to the write-off of identifiable intangible assets in our Dealer Services segment. Operating income decreased $17.2 million for the nine months ended September 30, 2008 in comparison to the same period in 2007. In connection with the former CEO’s Transition Agreement, First Advantage recorded compensation expense of $8.0 million in the nine months ended September 30, 2007 (included in salaries and benefits in the accompanying Consolidated Statements of Income and Comprehensive Income), reflecting the value of the cash severance payment of $4.4 million and the value of the previously unvested restricted stock, restricted stock units and stock options. The $8.0 million of compensation expense reduced net income for the nine months ended September 30, 2007 by $4.7 million or 8 cents per diluted share.

As part of the Company’s streamlining initiative, in the second quarter of 2008, First Advantage sold FAIS, which was included in our Investigative and Litigation Support Services segment, and CMSI, which was included in our Dealer Services segment. These businesses are presented in discontinued operations during the nine months ended September 30, 2008. The results of these businesses’ operations in the prior periods have been reclassified to conform to the 2008 classification.

In October 2007, the Company completed the sale of its US Search business. US Search was included in the Company’s Data Services segment. With the growth of First Advantage, a consumer-driven people locator service no longer fit into the Company’s core business strategy. The results of this business’ operations in the prior periods are reflected in the Company’s Consolidated Statements of Income and Comprehensive Income as discontinued operations.

Recent market conditions and economic events have had an overall negative impact on the Company’s operations and related financial results. As a result of acquisitions, the Company has goodwill of approximately $753.1 million at September 30, 2008. In accordance with SFAS No. 142 “Goodwill and other Intangible Assets” and consistent with prior years, the Company’s policy is to perform an annual impairment test for each reporting unit in the fourth quarter. The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth, cash flows, market multiples and discount rates. Forecasts of future operations are based, in part, on operating results and management’s expectations as to future market conditions. Many of the factors used in assessing fair value are outside the control of management including future economic and market conditions. If the fair value of a reporting unit exceeds its carrying value, then its goodwill is not considered impaired. In the event that the carrying value of a reporting unit exceeds its fair value, then further testing must be performed to determine if the carrying value of goodwill exceeds the fair value of goodwill. Due to significant volatility in the current markets, the Company’s operations may be negatively impacted in the future to the extent that exposure to impairment charges may be increased.

Management expects continued weakness in the real estate and mortgage markets to continue impacting the Company’s Lender Services segment and the lead generation, transportation and specialty credit businesses in the Data Services segment. In addition, the effect of the issues in the real estate and related credit markets together with the recent escalation in energy costs and other macroeconomic matters has resulted in higher unemployment rates negatively impacting the volumes in the Employer Services segment. Given this outlook, management is focusing on expense reductions, operating efficiencies, and increasing market share throughout the Company.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007) “Business Combinations.” This replaces SFAS 141, “Business Combinations”, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) is effective at the beginning of a company’s first fiscal year after December 15, 2008. The Company is currently evaluating the effects of adoption on its consolidated financial statements and the impact, if any, is not known at this time.

In December 2007, the FASB issued SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective at the beginning of a company’s first fiscal year after December 15, 2008. The Company is currently evaluating the effects of adoption on its consolidated financial statements and the impact, if any, is not known at this time.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with generally accepted accounting principles (“GAAP”). With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

The following is a summary of the operating results by the Company’s business segments for the three and nine months ended September 30, 2008 and 2007.

(in thousands, except percentages)

Three Months Ended September 30, 2008	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate and Eliminations	Total
Service revenue	$29,931	$31,014	$21,814	$54,199	$19,702	$18,600	$(596)	$174,664
Reimbursed government fee revenue	—	11,743	—	2,828	—	—	(938)	13,633

Total revenue	29,931	42,757	21,814	57,027	19,702	18,600	(1,534)	188,297
Cost of service revenue	11,844	12,825	12,944	14,234	1,915	503	(745)	53,520
Government fees paid	—	11,743	—	2,828	—	—	(938)	13,633

Total cost of service	11,844	24,568	12,944	17,062	1,915	503	(1,683)	67,153
Gross margin	18,087	18,189	8,870	39,965	17,787	18,097	149	121,144
Salaries and benefits	10,624	6,527	1,898	18,511	6,320	7,622	7,611	59,113
Facilities and telecommunications	1,829	856	161	2,280	836	722	1,105	7,789
Other operating expenses	840	2,462	3,188	9,275	2,533	2,569	(968)	19,899
Depreciation and amortization	1,200	2,793	2,025	3,255	1,444	837	1,064	12,618

Income (loss) from operations	$3,594	$5,551	$1,598	$6,644	$6,654	$6,347	$(8,663)	$21,725

Operating margin percentage	12.0%	17.9%	7.3%	12.3%	33.8%	34.1%	N/A	12.4%

Three Months Ended September 30, 2007	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate and Eliminations	Total
Service revenue	$35,840	$29,124	$26,442	$59,201	$19,699	$24,856	$(496)	$194,666
Reimbursed government fee revenue	—	11,218	—	3,581	—	—	(880)	13,919

Total revenue	35,840	40,342	26,442	62,782	19,699	24,856	(1,376)	208,585
Cost of service revenue	11,979	8,671	15,122	16,607	1,906	639	(799)	54,125
Government fees paid	—	11,218	—	3,581	—	—	(880)	13,919

Total cost of service	11,979	19,889	15,122	20,188	1,906	639	(1,679)	68,044
Gross margin	23,861	20,453	11,320	42,594	17,793	24,217	303	140,541
Salaries and benefits	11,697	5,720	2,173	22,156	6,757	9,001	7,118	64,622
Facilities and telecommunications	1,926	823	122	2,858	914	659	1,063	8,365
Other operating expenses	1,879	3,202	4,439	8,348	2,853	2,173	213	23,107
Depreciation and amortization	1,699	2,596	242	2,682	1,193	721	1,080	10,213

Income (loss) from operations	$6,660	$8,112	$4,344	$6,550	$6,076	$11,663	$(9,171)	$34,234

Operating margin percentage	18.6%	27.9%	16.4%	11.1%	30.8%	46.9%	N/A	17.6%

Nine Months Ended September 30, 2008	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate and Eliminations	Total
Service revenue	$102,925	$87,525	$72,695	$163,397	$58,037	$63,281	$(2,519)	$545,341
Reimbursed government fee revenue	—	35,958	—	7,859	—	—	(3,037)	40,780

Total revenue	102,925	123,483	72,695	171,256	58,037	63,281	(5,556)	586,121
Cost of service revenue	38,040	31,517	42,036	45,041	5,229	1,524	(2,664)	160,723
Government fees paid	—	35,958	—	7,859	—	—	(3,037)	40,780

Total cost of service	38,040	67,475	42,036	52,900	5,229	1,524	(5,701)	201,503
Gross margin	64,885	56,008	30,659	118,356	52,808	61,757	145	384,618
Salaries and benefits	33,685	20,114	6,079	59,082	19,958	25,317	24,254	188,489
Facilities and telecommunications	5,651	2,433	382	7,330	2,666	2,217	3,394	24,073
Other operating expenses	3,941	8,062	10,819	28,899	7,947	8,356	(2,382)	65,642
Depreciation and amortization	3,031	8,154	2,616	9,926	4,242	2,460	3,108	33,537

Income (loss) from operations	$18,577	$17,245	$10,763	$13,119	$17,995	$23,407	$(28,229)	$72,877

Operating margin percentage	18.0%	19.7%	14.8%	8.0%	31.0%	37.0%	N/A	13.4%

Nine Months Ended September 30, 2007	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate and Eliminations	Total
Service revenue	$126,134	$95,436	$81,267	$171,997	$56,980	$52,931	$(2,251)	$582,494
Reimbursed government fee revenue	—	34,503	—	10,011	—	—	(3,051)	41,463

Total revenue	126,134	129,939	81,267	182,008	56,980	52,931	(5,302)	623,957
Cost of service revenue	41,826	29,042	46,810	48,913	5,350	1,699	(2,215)	171,425
Government fees paid	—	34,503	—	10,011	—	—	(3,051)	41,463

Total cost of service	41,826	63,545	46,810	58,924	5,350	1,699	(5,266)	212,888
Gross margin	84,308	66,394	34,457	123,084	51,630	51,232	(36)	411,069
Salaries and benefits	37,087	17,146	7,039	64,584	20,391	21,951	29,810	198,008
Facilities and telecommunications	5,742	2,318	614	7,613	2,831	1,702	3,063	23,883
Other operating expenses	5,444	10,489	14,192	24,606	8,602	5,746	402	69,481
Depreciation and amortization	5,033	7,668	857	7,821	3,550	2,222	2,424	29,575

Income (loss) from operations	$31,002	$28,773	$11,755	$18,460	$16,256	$19,611	$(35,735)	$90,122

Operating margin percentage	24.6%	30.1%	14.5%	10.7%	28.5%	37.1%	N/A	15.5%

Lender Services Segment

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Service revenue was $29.9 million for the three months ended September 30, 2008, a decrease of $5.9 million compared to service revenue of $35.8 million for the three months ended September 30, 2007. Service revenue from existing businesses decreased by $8.9 million, offset by the acquisition of a mortgage credit reporting business during the fourth quarter of 2007 which increased service revenue by $3.0 million. A decrease in transactions related to the decline in the mortgage industry resulted in an overall decrease in service revenue.

Gross margin was $18.1 million for the three months ended September 30, 2008, a decrease of $5.8 million compared to gross margin of $23.9 million in the same period of 2007. The acquisition of a mortgage credit reporting business during the fourth quarter of 2007 increased gross margin by $1.4 million, while gross margin from existing businesses decreased by $7.2 million. The impact of the decrease in transactions, product mix, and an increase in credit data costs resulted in an overall decrease in gross margin. Gross margin was 60.4% for the three months ended September 30, 2008 as compared to 66.6% for the three months ended September 30, 2007.

Salaries and benefits decreased by $1.1 million. Salaries and benefits were 35.5% of service revenue in the third quarter of 2008 compared to 32.6% during the same period in 2007. The cost savings initiative created a $2.1 million decrease due to the segment reducing employees in line with the decrease in service revenue. This is offset by an acquisition during the fourth quarter of 2007 which increased salaries and benefits expense by $0.5 million and severance expense of $0.5 million that was recorded for the three months ended September 30, 2008.

Facilities and telecommunication expenses for the third quarter of 2008 were comparable to the same period in 2007. Facilities and telecommunication expenses were 6.1% of service revenue in the third quarter of 2008 compared to 5.4% in the third quarter of 2007.

Other operating expenses decreased by $1.0 million. Other operating expenses were 2.8% of service revenue in the third quarter of 2008 compared to 5.2% for the same period of 2007. The decrease in other operating expense was due to a reduction in temporary labor costs, international operations, and bad debt expense. This is offset by the acquisition of a mortgage credit reporting business during the fourth quarter of 2007 which increased other operating expenses by $0.3 million during the three months ended September 30, 2008.

Depreciation and amortization decreased by $0.5 million. Depreciation and amortization was 4.0% of service revenue during the third quarter of 2008 compared to 4.7% in the same period in 2007. The decrease is primarily due to certain fixed assets and intangibles becoming fully depreciated offset by $0.3 million related to office consolidations.

Income from operations was $3.6 million for the three months ended September 2008 compared to $6.7 million in the same period of 2007. Income from operations from existing businesses decreased by $3.5 million, offset by the acquisition of a mortgage credit reporting business during the fourth quarter of 2007 which increased income from operations by $0.4 million. The operating margin percentage decreased from 18.6% to 12.0% primarily due to the overall decrease in service revenue and $0.8 million in additional expense related to severance and office consolidations.

Data Services Segment

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Service revenue was $31.0 million for the three months ended September 30, 2008, an increase of $1.9 million compared to service revenue of $29.1 million in the same period of 2007. The increase in service revenue is primarily due to an increase in revenue in our lead generation business and new product offerings in our consumer credit business, offset by reduced volumes in the specialty credit and transportation businesses as a result of the economic slowdown in the housing market and auto industry.

Cost of service revenue was $12.8 million for the three months ended September 30, 2008, an increase of $4.1 million compared to cost of service revenue of $8.7 million in the same period of 2007. Cost of service revenue was 41.4% of service revenue during the third quarter of 2008 compared to 29.8% in the same period in 2007. The increase is primarily due to the change in revenue mix.

Salaries and benefits increased by $0.8 million. Salaries and benefits were approximately 21.0% of service revenue in the third quarter of 2008 compared to 19.6% of service revenue in the third quarter of 2007. The increase is primarily due to an increase in salaries and benefits for technology personnel, previously outsourced, to gain cost efficiencies.

Facilities and telecommunication expenses for the third quarter of 2008 were comparable to the same period in 2007. Facilities and telecommunication expenses were approximately 2.8% of service revenue in the third quarter of 2008 and 2007.

Other operating expenses decreased by $0.7 million. Other operating expenses were 7.9% of service revenue in the third quarter of 2008 compared to 11.0% in the third quarter of 2007. The decrease is primarily due to the decrease of technology related shared services fees.

Depreciation and amortization increased by $0.2 million. Depreciation and amortization was 9.0% of service revenue during the third quarter of 2008 compared to 8.9% in the same period in 2007.

Income from operations was $5.6 million for the third quarter of 2008, a decrease of $2.5 million compared to $8.1 million in the third quarter of 2007. The operating margin percentage decreased from 27.9% to 17.9% in comparing the third quarter of 2007 to the third quarter of 2008. The decrease is primarily driven by the lead generation business where margins have declined due to change in gross margins in the revenue mix and an increase in expenses to support future growth.

Dealer Services Segment

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Service revenue was $21.8 million for the three months ended September 30, 2008, a decrease of $4.6 million compared to service revenue of $26.4 million for the three months ended September 30, 2007. The decrease in service revenue is primarily due to the decrease in transactions related to the challenging credit markets and reduced auto sales.

Gross margin was $8.9 million for the three months ended September 30, 2008, a decrease of $2.4 million compared to gross margin of $11.3 million in the same period of 2007. The impact of the decrease in service revenue resulted in an overall decrease in gross margin. Gross margin was 40.7% for the three months ended September 30, 2008 as compared to 42.8% for the three months ended September 30, 2007.

Salaries and benefits decreased by $0.3 million. Salaries and benefits were 8.7% of service revenue in the third quarter of 2008 compared to 8.2% during the same period in 2007. Salaries and benefits expense decreased due to office consolidations and operational efficiencies, offset by $0.3 million in severance recorded.

Facilities and telecommunication expenses for the third quarter of 2008 were comparable to the same period in 2007. Facilities and telecommunication expenses were approximately 0.7% of service revenue in the third quarter of 2008 compared to 0.5% of service revenue in the third quarter of 2007.

Other operating expenses decreased by $1.3 million. Other operating expenses were 14.6% of service revenue in the third quarter of 2008 compared to 16.8% for the same period in 2007. The decrease is primarily due to a decrease in the amounts from shared services, offset by $0.3 million in expense related to office consolidation.

Depreciation and amortization increased $1.8 million. The increase is primarily due to the $1.3 million impairment charge related to the write-off of identifiable intangible assets and $0.4 million related to office consolidation offset by assets becoming fully depreciated. Depreciation and amortization were 9.3% of service revenue in the third quarter of 2008 compared to 0.9% for the same period in 2007.

Income from operations was $1.6 million for the three months ended September 2008 compared to $4.3 million in the same period in 2007. The results for the three months ended September 2008 includes an impairment charge of $1.3 million. The operating margin percentage decreased from 16.4% to 7.3%. Without the impairment and restructuring charges, the operating margin for the three months ended September 30, 2008 would have been 18.6%.

Employer Services Segment

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Service revenue was $54.2 million for the three months ended September 30, 2008, a decrease of $5.0 million compared to service revenue of $59.2 million in the same period of 2007. The decrease was a result of a decline of $6.8 million of revenue from existing businesses offset by the addition of $1.8 million of revenue from the acquisition in the first quarter of 2008. The decline in service revenue from existing businesses is primarily due to the hiring solutions group, the occupational health division and tax incentive revenue related to the Katrina tax credit program expiring August 2007. The Katrina credit was extended with the passing of the Emergency Economic Stabilization Act of 2008 in October 2008.

Salaries and benefits decreased by $3.6 million. Salaries and benefits were 34.2% of service revenue in the third quarter of 2008 compared to 37.4% in the same period of 2007. The decrease is a related to severance of $0.9 recorded in third quarter 2007, the shift of personnel to shared services, and management’s cost containment efforts, offset by an increase for acquisitions and international expansion.

Facilities and telecommunication decreased $0.6 million. Facilities and telecommunication expenses were 4.2% of service revenue in the third quarter of 2008 and 4.8% in the third quarter of 2007. The decrease is due to $0.3 million of future lease expense for office consolidations recorded in third quarter 2007.

Other operating expenses increased by $0.9 million. Other operating expenses were 17.1% of service revenue in the third quarter of 2008 and 14.1% for the same period of 2007. The increase in other operating expenses is primarily due to an increase of in bad debt expense.

Depreciation and amortization increased by $0.6 million primarily due to the addition of intangible assets related the 2008 acquisition and the rollout of new software projects.

Income from operations was $6.6 million for the three months ended September 30, 2008 and 2007. The operating margin percentage increased from 11.1% to 12.3%. The increase in the operating margin is primarily due to management’s focus on cost containment on decreased revenue.

Multifamily Services Segment

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Total service revenue was $19.7 million for the three months ended September 30, 2008 and 2007.

Salaries and benefits cost decreased $0.4 million. Salaries and benefits were 32.1% of service revenue for the third quarter of 2008 compared to 34.3% of service revenue in the same period of 2007. The decrease is related to reduction in employees offset by severance of $0.2 million recorded in the third quarter of 2008.

Facilities and telecommunication expenses are comparable to the same period of 2007. Facilities and telecommunication expenses were 4.2% of service revenue in the third quarter of 2008 and 4.6% in the third quarter of 2007.

Other operating expenses decreased $0.3 million. Other operating expenses were 12.9% of service revenue in the third quarter of 2008 compared to 14.5% in the same period of 2007.

Depreciation and amortization increased $0.3 million. Depreciation and amortization was 7.3% of service revenue in the third quarter of 2008 compared to 6.1% in the same period of 2007. The increase is related to asset additions and the rollout of new software projects.

The operating margin percentage increased from 30.8% to 33.8%. Income from operations was $6.7 million in the third quarter of 2008 compared to income from operations of $6.1 million in the same period of 2007. The increase in operating margin is primarily due to the impact of operational efficiencies and management’s focus on reducing costs.

Investigative and Litigation Services Segment

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Service revenue was $18.6 million for the three months ended September 30, 2008, a decrease of $6.3 million compared to service revenue of $24.9 million in the same period of 2007. The decrease is primarily due to the decrease in billings in the segment’s electronic discovery business of the Litigation Support Services division.

Salaries and benefits decreased by $1.4 million. Salaries and benefits were 41.0% of service revenue in the third quarter of 2008 compared to 36.2% in the same period of 2007. The expense decrease is mainly due to the decreased compensation related to lower revenue and profitability offset by an increase of employees in the Litigation Support Services division to support the revenue growth.

Facilities and telecommunication expenses were comparable to the third quarter of 2007. Facilities and telecommunication expenses were 3.9% of service revenue in the third quarter of 2008 and 2.7% in the same period of 2007.

Other operating expenses increased by $0.4 million. Other operating expenses were 13.8% of service revenue in the third quarter of 2008 and 8.7% for the same period of 2007. The expense increase is related to geographic expansion and new business development efforts in this segment.

Depreciation and amortization was consistent when compared to the third quarter of 2007. Depreciation and amortization was 4.5% of service revenue in the third quarter of 2008 compared to 2.9% in the same period of 2007.

The operating margin percentage decreased from 46.9% to 34.1%. Income from operations was $6.4 million for the third quarter of 2008 compared to $11.7 million for the same period of 2007. The decrease in margin is primarily due to the revenue decrease on the higher margin electronic discovery business.

Corporate

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Corporate expenses represent primarily compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. The Corporate expenses were $8.7 million in the third quarter of 2008 compared to expenses of $9.2 million in the same period of 2007. The decrease in expenses is related to management’s focus to reduce costs in the challenging economy.

Consolidated Results

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Consolidated service revenue for the three months ended September 30, 2008 was $174.7 million, a decrease of $20.0 million compared to service revenue of $194.7 million in the same period in 2007. Service revenue at existing businesses decreased by $24.8 million, offset by an increase in service revenue of $4.8 million related to acquisitions. The decrease in service revenue is primarily due to the declining economy and weakened mortgage industry, and the challenging credit environment, offset by growth in our international operations.

Salaries and benefits decreased $5.5 million. Salaries and benefits were 33.8% of service revenue for the three months ended September 30, 2008 and 33.2% for the same period in 2007. The decrease is related to decreases in employees and office consolidations, offset by $0.5 million increase in severance expense recorded and additional employees added to support international growth.

Facilities and telecommunication decreased by $0.6 million compared to the same period in 2007. Facilities and telecommunication expenses were 4.5% of service revenue in the third quarter of 2008 and 4.3% in the same period of 2007.

Other operating expenses decreased by $3.2 million compared to the same period in 2007. Other operating expenses were 11.4% of service revenue for the three months ended September 30, 2008 and 11.9% in the third quarter of 2007. The decrease is due to operational efficiencies on decreased revenues and management’s focus to reduce costs.

Depreciation and amortization increased by $2.4 million due to an intangible impairment charge recorded in our Dealer Services segment, additional expense related to office consolidations, fixed asset additions and the roll out of internally developed software, offset by certain fixed assets and intangibles becoming fully depreciated.

The consolidated operating margin was 12.4% for the three months ended September 30, 2008, compared to 17.6% for the same period in 2007.

Income from operations was $21.8 million for the three months ended September 30, 2008 compared to $34.2 million for the same period in 2007. The decrease of $12.4 million is comprised of decreases in operating income of $3.1 million in Lender Services, $2.6 million in Data Services, $2.7 million in Dealer Services, and $5.3 million in Investigative and Litigation Support Services, offset by an increase in operating income of $0.6 million at Multifamily Services, $0.1 million in Employer Services, and a decrease of Corporate expenses of $0.5 million. The results for the three months ended September 2008 include an impairment charge of $1.3 million related to the automotive lead generation business’ identifiable intangible assets and approximately $1.5 million in restructuring charges.

Lender Services Segment

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Service revenue was $102.9 million for the nine months ended September 30, 2008, a decrease of $23.2 million compared to service revenue of $126.1 million for the nine months ended September 30, 2007. The acquisition of a mortgage credit reporting business during the fourth quarter of 2007 increased service revenue by $11.0 million, while service revenue from existing businesses decreased by $34.2 million. A decrease in transactions related to the decline in the mortgage industry resulted in an overall decrease in service revenue.

Gross margin was $64.9 million for the nine months ended September 30, 2008, a decrease of $19.4 million compared to gross margin of $84.3 million in the same period of 2007. The acquisition of a mortgage credit reporting business during the fourth quarter of 2007 increased gross margin by $5.7 million, while gross margin from existing businesses decreased by $25.1 million. The gross margin percentage was 63.0% for the nine months ended September 30, 2008 as compared to 66.8% for the nine months ended September 30, 2007. The decrease is due to an increase in credit data costs and the current year’s product mix.

Salaries and benefits decreased by $3.4 million. Salaries and benefits were 32.7% of service revenue in the third quarter of 2008 compared to 29.4% during the same period in 2007. The decrease is due to the segment reducing employees in line with the decrease in service revenue. This is offset by an acquisition during the fourth quarter of 2007 which increased salaries and benefits expense by $1.9 million and severance expense of $0.8 million that was recorded for the three months ended September 30, 2008.

Facilities and telecommunication expenses for the nine months ended September 30, 2008 were comparable to the same period in 2007. Facilities and telecommunication expenses were 5.5% of service revenue in the first nine months of 2008 compared to 4.6% in the same period in 2007.

Other operating expenses decreased by $1.5 million. Other operating expenses were 3.8% of service revenue in the nine months ended September 30, 2008 compared to 4.3% for the same period of 2007. The decrease in other operating expense was primarily due to a reduction of temporary labor costs, international operations, and bad debt expense. This is offset by the acquisition of a mortgage credit reporting business during the fourth quarter of 2007 which increased other operating expenses by $1.3 million during the nine months ended September 30, 2008.

Depreciation and amortization decreased by $2.0 million. Depreciation and amortization was 2.9% of service revenue during the nine months ended September 30, 2008 compared to 4.0% in the same period in 2007. The decrease is primarily due to certain fixed assets and intangibles becoming fully expensed offset by additional expense related to office consolidations.

Income from operations was $18.6 million for the nine months ended September 2008 compared to $31.0 million in the same period of 2007. Income from operations from existing businesses decreased by $14.1 million, offset by the acquisition of a mortgage credit reporting business during the fourth quarter of 2007 which increased income from operations by $1.7 million. The operating margin percentage decreased from 24.6% to 18.0% primarily due to the overall decrease in service revenue and restructuring costs.

Data Services Segment

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Service revenue was $87.5 million for the nine months ended September 30, 2008, a decrease of $7.9 million compared to service revenue of $95.4 million in the same period of 2007. The decrease in service revenue is primarily due to the reduced volumes in the lead generation, transportation and specialty credit businesses as a result of the economic slowdown in the housing and credit markets.

Cost of service revenue was $31.5 million for the nine months ended September 30, 2008, an increase of $2.5 million compared to cost of service revenue of $29.0 million in the same period of 2007. Cost of service revenue was 36.0% of service revenue during the nine months ended September 30, 2008 compared to 30.4% in the same period in 2007. The increase is primarily due to reduced volume levels of the relatively higher gross margin products in the lead generation and specialty credit businesses.

Salaries and benefits increased by $3.0 million. Salaries and benefits were approximately 23.0% of service revenue in the nine months ended September 30, 2008 compared to 18.0% of service revenue in the same period of 2007. The increase is primarily due to an increase in salaries and benefits for technology personnel, previously outsourced, to gain cost efficiencies.

Facilities and telecommunication expenses for the nine months ended September 30, 2008 were comparable to the same period in 2007. Facilities and telecommunication expenses were approximately 2.8% and 2.4% of service revenue for the nine months ended September 30, 2008 and 2007, respectively.

Other operating expenses decreased by $2.4 million. Other operating expenses were 9.2% of service revenue in the nine months ended September 30, 2008 and 11.0% in the same period of 2007. The decrease is primarily due to the decrease of technology related shared services fees.

Depreciation and amortization increased by $0.5 million. Depreciation and amortization was 9.3% of service revenue during the nine months ended September 30, 2008 compared to 8.0% in the same period in 2007. Increase is due to the rollout of new software projects.

Income from operations was $17.2 million for the nine months ended September 30, 2008, a decrease of $11.6 million compared to $28.8 million in the nine months ended September 30, 2007. The operating margin percentage decreased from 30.1% to 19.7% in comparing the nine months ended September 30, 2008 to the same period of 2007. The decrease is primarily driven by the lead generation business where revenue has declined, cost of service has increased and expenses to support future growth have increased.

Dealer Services Segment

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Service revenue was $72.7 million for the nine months ended September 30, 2008, a decrease of $8.6 million compared to service revenue of $81.3 million for the nine months ended September 30, 2007. The decrease in service revenue is primarily due to the decline in revenues at the automotive lead generation business.

Gross margin was $30.7 million for the nine months ended September 30, 2008, a decrease of $3.8 million compared to gross margin of $34.5 million in the same period of 2007. The impact of the decrease in service revenue, primarily in the automotive lead generation business, resulted in an overall decrease in gross margin. Gross margin was 42.2% for the nine months ended September 30, 2008 as compared to 42.4% for the nine months ended September 30, 2007.

Salaries and benefits decreased by $1.0 million. Salaries and benefits were 8.4% of service revenue in the first nine months of 2008 compared to 8.7% during the same period in 2007. Salaries and benefits expense decreased due to office consolidations and operational efficiencies, offset by $0.3 million in severance recorded.

Facilities and telecommunication expenses decreased by $0.2 million. Facilities and telecommunication expenses were 0.5% of service revenue in the first nine months of 2008 compared to 0.8% in the first nine months of 2007.

Other operating expenses decreased by $3.4 million. Other operating expenses were 14.9% of service revenue in the first nine months of 2008 compared to 17.5% for the same period in 2007. The decrease is due to a decrease in the amounts allocated from shared services, and a decrease in bad debt expense at the automotive lead generation business, offset by $0.3 million in expense related to office consolidation.

Depreciation and amortization increased $1.8 million. The increase is due to the $1.3 million impairment charge related to the write-off of identifiable intangible assets and $0.4 million related to office consolidation. Depreciation and amortization was 3.6% and 1.1% of service revenue for the nine months ended September 30, 2008 and 2007, respectively.

Income from operations was $10.8 million for the nine months ended September 2008 compared to $11.8 million in the same period in 2007. The results for the nine months ended September 2008 includes an impairment charge of approximately $1.3 million related to identifiable intangible assets and approximately $1.2 million in restructuring charges. The operating margin percentage increased from 14.5% to 14.8% primarily due to the impact of operational efficiencies at the automotive credit reporting subsidiary, including the impact of lower allocations from shared services and operating improvements in the automotive lead generation business offset by expenses related to office consolidation including the intangible impairment charge.

Employer Services Segment

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Service revenue was $163.4 million for the nine months ended September 30, 2008, a decrease of $8.6 million compared to service revenue of $172.0 million in the same period of 2007. The decrease was a result of a reduction in revenue of $13.1 million from existing businesses offset by the addition of $4.5 million of revenue from acquisitions. The decrease in service revenue from existing businesses is directly related to the slowdown in hiring in the United States and abroad. This is offset by the 2007 and 2008 acquisitions and continued international growth.

Salaries and benefits decreased by $5.5 million. Salaries and benefits were 36.2% of service revenue in the nine months ended September 30, 2008 compared to 37.5% in the same period of 2007. The decrease is a direct effect of office closings in 2007 and the shift of personnel to shared services, offset by an increase for international growth.

Facilities and telecommunication expenses decreased by $0.3 million. Facilities and telecommunication expenses were 4.5% of service revenue in the nine months ended September 30, 2008 and 4.4% in the nine months ended September 30, 2007.

Other operating expenses increased by $4.3 million. Other operating expenses were 17.7% of service revenue in the nine months ended September 30, 2008 and 14.3% for the same period of 2007. The increase in other operating expenses is primarily due to the increase in allocation for shared services, increase in bad debt, and foreign currency losses.

Depreciation and amortization increased by $2.1 million primarily due to the addition of intangible assets related to the acquisitions and the rollout of new software projects. Approximately $0.5 million was recorded related to asset write downs for the office consolidations.

Income from operations was $13.1 million for the nine months ended September 30, 2008, a decrease of $5.4 million compared to income from operations of $18.5 million in the same period of 2007. The operating margin percentage decreased from 10.7% to 8.0%. The decrease in the operating margin is primarily due to a change in the revenue mix of the businesses in the nine months ended September 30, 2008 compared to the same period in 2007.

Multifamily Services Segment

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Service revenue was $58.0 million for the nine months ended September 30, 2008, an increase of $1.0 million compared to service revenue of $57.0 million in the same period of 2007. The 1.9% growth from existing businesses is driven by expanded market share and an increase in products and services.

Salaries and benefits expenses decreased $0.4 million. Salaries and benefits were 34.4% of service revenue for the nine months ended September 30, 2008 compared to 35.8% of service revenue in the same period of 2007. The decrease is related to a decrease in employees offset by $0.3 million in severance recorded.

Facilities and telecommunication expenses decreased $0.2 million. Facilities and telecommunication expenses were 4.6% and 5.0% of service revenue in the nine months ended September 30, 2008 and 2007, respectively.

Other operating expenses decreased $0.7 million. Other operating expenses were 13.7% of service revenue in the nine months ended September 30, 2008 compared to 15.1% in the same period of 2007. The decrease is due to management’s focus to reduce costs.

Depreciation and amortization increased $0.7 million. Depreciation and amortization was 7.3% of service revenue in the nine months ended September 30, 2008 compared to 6.2% in the same period of 2007. The increase is related to asset additions the rollout of new software projects.

Income from operations was $18.0 million for the nine months ended September 30, 2008 compared to income from operations of $16.3 million in the same period of 2007. The operating margin percentage increased from 28.5% to 31.0% due to increased revenue from the renter’s insurance program and cost containment.

Investigative and Litigation Services Segment

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Service revenue was $63.3 million for the nine months ended September 30, 2008, an increase of $10.4 million compared to service revenue of $52.9 million in the same period of 2007. The increase is primarily due to the growth in the segment’s electronic discovery business of the Litigation Support Services division.

Salaries and benefits increased by $3.4 million. Salaries and benefits were 40.0% of service revenue in the nine months ended September 30, 2008 compared to 41.5% in the same period of 2007. The increase is mainly due to the increase of employees in the Litigation Support Services division to support the revenue growth and compensation related to revenue and profitability.

Facilities and telecommunication expenses increased $0.5 million. Facilities and telecommunication expenses were 3.5% of service revenue in the nine months ended September 30, 2008 and 3.2% in the same period of 2007. The increase is related to geographic expansion and new business development efforts in this segment.

Other operating expenses increased by $2.6 million. Other operating expenses were 13.2% of service revenue in the nine months ended September 30, 2008 and 10.9% for the same period of 2007. The expense increase is related to geographic expansion and new business development efforts in this segment.

Depreciation and amortization increased by $0.2 million. Depreciation and amortization was 3.9% of service revenue in the nine months ended September 30, 2008 compared to 4.2% in the same period of 2007.

The operating margin percentage was 37.0% and 37.1% for the nine months ended September 30, 2008 and 2007, respectively. Income from operations was $23.4 million for the nine months ended September 30, 2008 compared to $19.6 million for the same period of 2007. The increase in margin is primarily due to the revenue increase on the higher margin electronic discovery business.

Corporate

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Corporate expenses represent primarily compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. The Corporate expenses were $28.2 million in the nine months ended 2008 compared to expenses of $35.7 million in the same period of 2007. The decrease is primarily related to the $8.0 million of severance costs recorded for the former CEO in the nine months ended September 30, 2007.

Consolidated Results

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Consolidated service revenue for the nine months ended September 30, 2008 was $545.3 million, a decrease of $37.2 million compared to service revenue of $582.5 million in the same period in 2007. Acquisitions accounted for $15.5 million increase in revenue growth offset by $52.7 million of revenue decline at existing businesses. The decrease in service revenue is directly related to the downturn in domestic hiring, the decline in the mortgage industry, weakness in the credit markets, and overall economic slowdown.

Salaries and benefits decreased $9.5 million. Salaries and benefits were 34.6% of service revenue for the nine months ended September 30, 2008 and 34.0% for the same period in 2007. The decrease is primarily due to strategic reductions in employees, office consolidations and the departure of our former CEO in 2007. In connection with the former CEO’s Transition Agreement, the Company recorded compensation expense of $8.0 million in the nine months ended September 30, 2007, reflecting the value of the cash severance payment of $4.4 million and the value of the previously unvested restricted stock, restricted stock units and stock options. This is offset by the increase related to customary annual salary increases, acquisitions and additional employees added to support international growth.

Facilities and telecommunication increased by $0.2 million compared to the same period in 2007. Facilities and telecommunication expenses were 4.4% of service revenue in the nine months ended September 30, 2008 and 4.1% in the same period of 2007.

Other operating expenses decreased by $3.8 million compared to the same period in 2007. Other operating expenses were 12.0% and 11.9% of service revenue for the nine months ended September 30, 2008 and 2007, respectively. The decrease is due to a decrease in temporary labor, leased equipment, marketing, and office expenses related to the overall initiative to reduce costs. This is offset by an increase in shared services allocations and acquisitions.

Depreciation and amortization increased by $4.0 million due to an increase in amortization of intangible assets as a result of acquisitions, fixed asset additions and the roll out of internally developed software, offset by certain fixed assets and intangibles becoming fully depreciated. Approximately $0.8 million was recorded related to asset write downs and $1.6 million related to identifiable intangible assets write downs for office consolidations.

The consolidated operating margin was 13.4% for the nine months ended September 30, 2008, compared to 15.5% for the same period in 2007. Excluding restructuring costs of $4.5 million in 2008, the consolidated operating margin was 14.2%.

Income from operations was $72.9 million for the nine months ended September 30, 2008 compared to $90.1 million for the same period in 2007. Results of operations for the nine months ended September 30, 2008 include restructuring costs of $4.5 million. Results of operations for the nine months ended September 30, 2007 include restructuring costs of $1.7 million and $8.0 in severance costs related to the departure of our CEO in March 2007. The decrease of $17.2 million is comprised of decreases in operating income of $12.4 million in Lender Services, $11.5 million in Data Services, $1.0 million in Dealer Services, $5.3 million in Employer Services, offset by increases in operating income of $3.8 million in Investigative and Litigation Support Services and $1.7 million at Multifamily Services and a decrease of Corporate expenses of $7.5 million.

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

Statements of Cash Flows

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank. As of September 30, 2008, cash and cash equivalents were $45.5 million.

Net cash provided by operating activities of continuing operations was $33.0 million for the nine months ended September 30, 2008 compared to cash provided by operating activities from continuing operations of $88.5 million for the same period in 2007.

Cash provided by operating activities of continuing operations decreased by $55.5 million from the nine months ended September 30, 2007 to the same period of 2008 while income from continuing operations was $42.5 million in the nine months ended September 30, 2008 and $48.1 million for the same period in 2007. The decrease in cash provided by operating activities was primarily due to income tax payments of $75.7 million, the majority of which were made in the first quarter of 2008 and payments made for annual incentive compensation. The tax payments were primarily related to the gain on sale of investment securities recognized in the fourth quarter of 2007.

Cash used in investing activities of continuing operations was $86.4 million and $58.1 million for the nine months ended September 30, 2008 and 2007, respectively. In the nine months ended September 30, 2008, cash in the amount of $59.2 million was used for acquisitions (including $42.9 million related to earnout provisions and purchase of minority interests of prior years’ acquisitions) compared to $28.0 million in 2007. Purchases of property and equipment, including software, were $24.3 million in the nine months ended September 30, 2008 compared to $27.6 million in the same period of 2007.

Cash provided by financing activities of continuing operations was $20.4 million for the nine months ended September 30, 2008, compared to cash used in financing activities of continuing operations of $28.7 million for the nine months ended September 30, 2007. In the nine months ended September 30, 2008, proceeds from existing credit facilities were $100.3 million compared to $50.1 million in 2007. Repayment of debt was $85.5 million in the nine months ended September 30, 2008 and $83.2 million in the same period of 2007.

Cash paid for interest decreased $5.0 million for the nine months ended September 30, 2008 compared to the same period in 2007. The reduction is due to the pay down of debt principal with 2007 proceeds from asset dispositions and cash flow from operations.

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

At September 30, 2008, the Company had available lines of credit of $189.8 million and the Company was in compliance with the covenants of its loan agreements.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 5.0 million shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on January 9, 2006. A total of 1,338,631 shares were issued for acquisitions as of September 30, 2008.

Contractual Obligations and Commercial Commitments

The following is a schedule of long-term contractual commitments, as of September 30, 2008, over the periods in which they are expected to be paid.

In thousands	2008	2009	2010	2011	2012	Thereafter	Total
Advertising commitments	$109	$—	$—	$—	$—	$—	$109
Minimum contract purchase commitments	584	1,689	887	260	—	—	3,420
Operating leases	4,476	13,945	10,302	7,580	6,284	19,361	61,948
Debt and capital leases	2,668	9,870	37,535	424	—	—	50,497
Interest payments related to debt (1)	1,517	2,051	1,466	—	—	—	5,034

Total (2)	$9,354	$27,555	$50,190	$8,264	$6,284	$19,361	$121,008

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.

(2)	Excludes FIN 48 tax liability of $4.3 million due to uncertainty of payment period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s risk since filing its Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

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

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST ADVANTAGE CORPORATION

(Registrant)

Date: October 30, 2008	By:	/s/ ANAND NALLATHAMBI
Anand Nallathambi
Chief Executive Officer

Date: October 30, 2008	By:	/s/ JOHN LAMSON
John Lamson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002