Form 10-K
period 2008-12-31
FIRST ADVANTAGE CORP
filed 2009-02-26
CIK 1210677

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐		(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates was $140,949,436 million as of June 30, 2008.

There were 11,779,759 shares of outstanding Class A Common Stock of the registrant as of February 18, 2009.

There were 47,726,521 shares of outstanding Class B Common Stock of the registrant as of February 18, 2009.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement related to the 2009 annual meeting of stockholders are incorporated by reference in Part III of this report. The definitive proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year.

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THOSE RELATING TO RELATIONSHIPS WITH DATA SUPPLIERS, TERMINATION OF SUPPLIER RELATIONSHIPS, PRODUCT DEMAND, ACQUISITION TARGETS, INTERNATIONAL MARKETS, LITIGATION, EXPENSES, AND CASH FLOW AND LIQUIDITY ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE: GENERAL VOLATILITY OF THE CAPITAL MARKETS AND THE MARKET PRICE OF THE COMPANY’S CLASS A COMMON STOCK; THE COMPANY’S ABILITY TO SUCCESSFULLY RAISE CAPITAL; THE COMPANY’S ABILITY TO IDENTIFY AND COMPLETE ACQUISITIONS AND SUCCESSFULLY INTEGRATE BUSINESSES IT ACQUIRES; CHANGES IN APPLICABLE GOVERNMENT REGULATIONS; THE DEGREE AND NATURE OF THE COMPANY’S COMPETITION; INCREASES IN THE COMPANY’S EXPENSES; CONTINUED CONSOLIDATION AMONG THE COMPANY’S COMPETITORS AND CUSTOMERS; UNANTICIPATED TECHNOLOGICAL CHANGES AND REQUIREMENTS; THE COMPANY’S ABILITY TO IDENTIFY SUPPLIERS OF QUALITY AND COST-EFFECTIVE DATA; AND OTHER FACTORS DESCRIBED IN SECTION 1A “RISK FACTORS” AND ELSEWHERE HEREIN THIS ANNUAL REPORT ON FORM 10-K. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I

Item 1. Business.

Our Company

First Advantage Corporation (“First Advantage,” the “Company” or “We”) is an international provider of risk mitigation and business solutions. Our Company was formed in the June 5, 2003 merger with The First American Corporation’s (“First American”) screening technology division and US SEARCH.com Inc. (“US Search”). On June 6, 2003, First Advantage’s Class A common stock commenced trading on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “FADV.”

Prior to June 5, 2003, our activities were limited to participation in the business combination transaction contemplated by the Agreement and Plan of Merger dated December 13, 2002 (“Merger Agreement”) by and among First American, US Search, First Advantage and Stockholm Seven Merger Corp.

On June 5, 2003, HireCheck, Inc., Employee Health Programs, Inc., SafeRent, Inc., Substance Abuse Management, Inc., American Driving Records, Inc. and First American Registry, Inc., each formerly a wholly-owned subsidiary of First American and collectively comprising the First American Screening Technology (“FAST”) division, and US Search, a public company whose common shares were, until June 5, 2003, traded on Nasdaq under the symbol “SRCH,” became wholly-owned operating subsidiaries of First Advantage.

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

On September 14, 2005, the Company acquired First American’s Credit Information Group (“CIG”) Business under the terms of the master transfer agreement. First Advantage purchased the CIG Business and related businesses with 29,073,170 shares of its Class B common stock. The acquisition of the CIG Business by

First Advantage was a transaction between businesses under common control of First American. As such, First Advantage recorded the assets and liabilities of the CIG Business at historical cost. Historical financial statements of First Advantage have been restated to include results of operations of the CIG Business at historical costs. As of December 31, 2008, First American owned approximately 74% of the economic interest and approximately 91% of the voting interest of First Advantage. Subject to certain restrictions, First American may at any time convert its shares of our Class B common stock into shares of Class A common stock on a one to one conversion ratio.

Business of First Advantage

Our operations are organized into six business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

A summary of our service revenue, income (loss) from operations, and assets for our segments is found in Note 16 to the Consolidated Financial Statements in Item 8, which is included herein by reference.

Lender Services

The Lender Services segment provides specialized credit reports for mortgage lenders throughout the United States. The Company believes that it is the largest provider of credit reports to the United States mortgage lending industry, based on the number of credit reports issued. In preparing its merged credit reports for mortgage lenders, the Company obtains credit reports from at least two of the three United States primary credit bureaus, merges and summarizes the credit reports, and delivers its report in a standard format acceptable to mortgage loan originators and secondary mortgage purchasers. Our Lender Services segment accounted for approximately 18% of our service revenue in 2008.

Demand for our Lender Services products usually decreases in November and December due to the holidays and related decrease in home buying activity. The current economic downturn has caused decreased service revenue in the Lender Services segment related to the mortgage industry. Management expects continued weakness in the real estate and mortgage markets to continue impacting this segment. Given this outlook, management is focusing on expense reductions, operating efficiencies, and increasing market share throughout the Company.

Data Services

First Advantage’s Data Services segment offers motor vehicle records, transportation industry credit reporting, criminal records reselling, specialty finance credit reporting, consumer credit reporting services and lead generation. Our Data Services segment accounted for approximately 20% of our service revenue in 2008.

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

Our lead generation business is a provider of performance-based, internet marketing solutions connecting our clients directly to customers buying through the web. Its primary service offerings are sales lead generation, list management and affiliate network marketing. Customers include a wide variety of companies ranging from medium-sized businesses to Fortune 500 companies, including many service providers in the specialty and personal finance markets.

The current economic downturn has caused decreased service revenue in the Data Services segment related to lead generation, transportation and specialty finance businesses. Management expects continued weakness in the real estate and mortgage markets to continue impacting the Company’s lead generation, transportation and specialty credit businesses in the Data Services segment. Given this outlook, management is focusing on expense reductions, operating efficiencies, and increasing market share throughout the Company.

Dealer Services

The Dealer Services segment provides specialized credit reports, and automotive lead generation services to auto dealers and lenders. These reports may be derived from credit reports obtained from one or more of the three United States credit bureaus and may be specially formatted for ease of use by the creditor or to facilitate interpretation by a consumer. The segment provides comprehensive solutions that help organizations meet their lending, leasing and other consumer credit automation needs. By delivering innovative systems, services and data solutions, the Company helps companies reduce risk, decrease costs and improve service. The current economic downturn has caused decreased service revenue in the Dealer Services segment related to reduced automobile and truck sales. Our Dealer Services segment accounted for approximately 12% of our service revenue in 2008.

Our Dealer Services segment generally experiences seasonality close to the end of the year, which is attributed to the holidays and consumer focus diverted from car sales.

Employer Services

First Advantage’s Employer Services segment helps thousands of companies in the United States and abroad manage risk with our employment screening, occupational health, tax incentive services and hiring solutions. Our Employer Services segment accounted for approximately 29% of our service revenue in 2008.

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

Our hiring solutions group provides skill assessment, recruiting, and hiring systems to manage job applicants. We provide an applicant tracking system to customers to track job applicants from the initial stages of job requisition development through the hiring and on-board process. We can also provide the complete outsourcing of the recruitment process.

Our professional employer organization provides comprehensive outsourced management of payroll and human resource management for its clients.

Our employment screening, occupational health services and hiring solutions generally experience seasonality near year-end, which is attributed to decreases in hiring. Our tax incentive services group’s ability to obtain certain tax credits, such as the Work Opportunity Tax Credit (“WOTC”) program or a similar program, is dependent upon the passage of federal legislation that generally must be renewed every one or two years. The WOTC program was renewed for two years in fourth quarter 2006 for employees hired after December 31, 2005 and before January 1, 2008. The WOTC program was renewed again in the second quarter of 2007 through August 31, 2011.

The effect of the issues in the real estate and related credit markets and other macroeconomic matters has resulted in higher unemployment rates negatively impacting the volumes in the Employer Services segment. Given this outlook, management is focusing on expense reductions, operating efficiencies, and increasing market share throughout the Company.

Multifamily Services

First Advantage’s Multifamily Services segment helps thousands of companies in the United States manage risk with resident screening services. Our Multifamily Services segment accounted for approximately 10% of our service revenue in 2008.

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

Investigative and Litigation Support Services

The Investigative and Litigation Support Services segment provides corporate litigation and investigative services. Products and services provided by the segment include: computer forensics, electronic discovery, due diligence reports and other high level investigations. Our Investigative and Litigation Support Services segment accounted for approximately 11% of our service revenue in 2008.

Within this segment we provide services that assist our customers in business, legal and financial matters, including investigations and litigation arising from trade secret theft, software infringement, financial fraud, employee malfeasance and unfair competition. The segment employs computer forensic and electronic discovery experts and consultants in its bi-coastal state-of-the-art laboratories. We also offer due diligence services for a variety of purposes and have a specialized database of hedge fund managers. Increased emphasis on corporate integrity and compliance, following the wave of corporate scandals and the resulting litigation, has driven growth in the segment’s business.

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

September 14, 2005 Acquisition

On September 14, 2005, the Company acquired First American’s CIG Business under the terms of the master transfer agreement. Under the terms of the agreement, First American and its First American Real Estate Solutions (“FARES”) joint venture contributed their mortgage, automotive, consumer and specialty finance credit businesses to First Advantage in exchange for 29,073,170 shares of First Advantage Class B common stock. The acquisition of the CIG Business by First Advantage was a transaction between businesses under common control of First American. As such, First Advantage recorded the assets and liabilities of the CIG Business at historical cost. Historical financial statements of First Advantage have been restated to include results of operations of the CIG Business at historical costs.

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

The Company acquired two companies in 2007. In February 2007, the Company acquired R E Austin, Ltd. an international employment screening company which is included in the Employer Services segment. In December 2007, we acquired CredStar which is included in our Lender Services segment.

The Company acquired one company in 2008. In February 2008, the Company acquired Verify, Ltd. an international employment screening company which is included in the Employer Services segment.

Customers

First Advantage, through its subsidiaries, serves a wide variety of clients throughout the United States and abroad. The tens of thousands of customers served by First Advantage include nearly a quarter of those businesses comprising the Fortune 1000, leading mortgage lenders, automobile dealerships, real estate investment trusts and property management companies, many of the top providers of transportation services, insurance agents, the leading national law firms, and non-profit organizations. Dominant categories of customers vary depending on the type of service or product. For example, our credit reporting services are typically purchased by industry-leading mortgage and refinance lenders. Automobile dealerships nationwide buy our credit reports as well as our automotive lead generation services. Law firms nationwide utilize the computer forensics and e-discovery services we offer. Trucking companies are major consumers of our occupational health and transportation industry credit services. Multifamily housing property management companies and landlords of all sizes are represented in the resident screening business’ customer base. Larger employers represent the predominant share of the employee background screening and tax incentive services clients. Individual consumers dominate the customer base for our consumer direct businesses. We derive approximately $87.1 million of revenue from operations outside the United States and their related customers.

We have in excess of 80,000 customers. No single customer is responsible for 7 percent or more of our service revenue.

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

Pursue Strategic Acquisitions. We intend to continue pursuing acquisitions of companies that would enable us to enter new markets as well as increase our share of those markets in which we are already operating. We will pursue companies with assets that will enhance our ability to fulfill orders, including companies with proprietary databases containing information for use in our products or technology that would make order placement or product delivery more efficient. We also expect to pursue acquisition opportunities which would enable us to enter into related product fields. In 2008 and 2007, we expanded our international employment screening business with the acquisition of Verify, Ltd. and R E Austin, Ltd, respectively. In 2007, we also increased our market share in our Lender Services segment with the acquisition of CredStar. Our 2006 acquisitions of TruStar Solutions, Inc., Recruiternet, Inc., SkillCheck, Inc., and HR Logix, LLC. all applicant service companies, and our acquisition of Decision HR USA, Inc., a professional employer organization, are examples of our efforts to enter into related product fields. Our 2005 acquisitions of Phoenix Research Corporation and True Data Partners, allowed us to expand the breadth of our high-end investigative services, such as e-discovery and computer forensics, in our Investigative and Litigation Support Services segment.

International Expansion. In second quarter 2005, we acquired Quest Research Ltd., the premier provider of employment screening services in India and East Asia. In fourth quarter 2005, the Company opened an employment screening office in Manila, Philippines to help serve the increasing overseas demand for screening by multinational corporations. In first quarter 2006, we acquired Brooke Consulting, a regional employment screening provider focused on Japan and Korea. In third quarter 2006, we acquired Refsure Worldwide Pty Ltd., a background screening company located in Sydney, Australia that provides services throughout Asia-Pacific. In 2007, we expanded our international employment screening business with the acquisition of R E Austin, Ltd. located in England. In 2008, we expanded our international employment screening business with the acquisition of Verify, Ltd. located in Asia Pacific. These strategic additions bolster the international employment screening operations of First Advantage, situating the Company to more effectively service multinational corporations’ demands for these services. We intend to continue to pursue opportunities to offer our services outside the United States. Given the risks that face businesses around the world, we believe that international markets provide a substantial opportunity for growth. We expect that by expanding our offerings to other countries we will also enhance our ability to compete in the United States for the business of global companies.

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

Employees

We employ over 4,000 people. Of this number, approximately 1,700 are employed abroad.

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

Current difficult conditions in the mortgage and consumer credit industry, the increase in unemployment and the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by current U.S. and global economic conditions, including the challenging mortgage and consumer credit industry and the global increase in unemployment. Starting in 2008 and continuing in 2009, the U.S and global economy has undergone a sudden, sharp economic downturn following the recent housing downturn and subprime lending collapse. Global credit and capital markets have experienced unprecedented volatility and disruption, and business credit and liquidity have tightened in much of the world. Consumer confidence and spending are down significantly, and the rates of unemployment and underemployment are increasing. As a result of current economic conditions, including turmoil and uncertainty in the capital markets, credit markets have tightened significantly such that the ability to obtain new capital has become more challenging and more expensive. Several large financial institutions have either recently failed or been dependent on the assistance of the U.S. federal government to continue to operate as a going concern. These factors have precipitated an economic slowdown and fears of a severe recession. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect certain portions of our business and our financial condition and results of operations. Dramatic declines in the housing market in 2008 (with falling home prices, increasing foreclosures and the sub-prime lending crisis) negatively impacted the mortgage industry in 2008 and are expected to continue into 2009. This, in turn, negatively impacted our Lender Services segment. Similarly, the increasing rates of unemployment and underemployment have resulted in our customers delaying or decreasing their hiring activity, leading to a reduced demand for the products and services offered by our Employer Services business. Decreases in consumer spending may also result in decrease in the sales of our specialty credit products sold by our Data Services and Dealer Services segments. We do not expect that the difficult conditions are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us.

We are controlled by First American and as a result other stockholders have little or no influence over matters submitted to our stockholders for consideration.

As a result of the June 5, 2003 mergers and our acquisition of First American’s CIG and related businesses, First American and affiliates own 100% of our Class B common stock, which have ten votes per share compared to one vote per share of our Class A common stock. Consequently, First American and affiliates control over 97% of the total voting power of First Advantage and, therefore, First American has the right to control the outcome of any matter submitted for the vote or consent of First Advantage’s stockholders, unless a separate class vote is required under Delaware law. First American has the voting power to control the election of our board of directors and is able to cause an amendment of our certificate of incorporation or bylaws. First American also may be able to cause changes in our business without seeking the approval of any other party. These changes may not be beneficial to us or in the best interest of our other stockholders. For example, First American has the power to prevent, delay or cause a change in control and could take other actions that might be favorable to First American, but not necessarily to other stockholders. Similarly, subject to restrictions contained in the standstill agreement entered into as part of the June 5, 2003 mergers, First American has the voting power to exercise a controlling influence over our business and affairs and has the ability to make decisions concerning such things as:

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

Under the Nasdaq corporate governance rules, if a single stockholder holds more than 50% of the voting power of a company, that company is considered a “controlled company.” A controlled company is exempt from the Nasdaq rules requiring that a majority of the company’s board of directors be independent directors and that the compensation and nomination committees be comprised solely of independent directors. As a controlled company, we have taken advantage of some of the exemptions afforded to controlled companies under the Nasdaq rules.

First American could sell its controlling interest in us or could be the subject of a merger and therefore we could eventually be controlled by an unknown third party.

Subject to certain restrictions, First American could elect to sell all or a substantial or controlling portion of its equity interest in us to a third party without offering to our other stockholders the opportunity to participate in the transaction. In addition, First American could be subject to a merger, if another party acquires First American’s interest in us, or if another party acquires First American, that third party may be able to control us in the same manner that First American is able to control us. A sale to a third party also may adversely affect the market price of our Class A common stock because the change in control may result in a change in management decisions, business policy and our attractiveness to future investors.

We have a short operating history as an independent company.

Before June 5, 2003, we had no operating history as a separate public company. Due to this lack of operating history as a separate public company, there can be no assurance that our business strategy will be successful on a long-term basis. Several members of our management team had never operated a stand-alone public company prior to 2003.

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

Certain data and services we provide are subject to regulation under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Driver’s Privacy Protection Act, and to a lesser extent, various other federal, state, and local laws and regulations. Compliance with existing federal, state and local laws and regulations has not had a material adverse effect on our results of operations or financial condition to date. Nonetheless, federal, state and local laws and regulations in the United States designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may increasingly affect our operations and could result in substantial regulatory compliance expense, litigation expense and a loss of revenue.

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

First Advantage may be adversely affected by high-profile events involving data theft at a number of information services companies.

Several information services companies that are competitors of First Advantage have been involved in high-profile events involving data theft. These incidents or similar data theft incidents in the future could impact First Advantage. In particular, these events could result in increased legal and regulatory scrutiny of the industry in general and specific information services companies in particular and changes in federal, state and local laws and regulations in the United States designed to protect the public from the misuse of personal information in the marketplace. Changes in the laws and adverse publicity or potential litigation concerning the commercial use of such information may affect First Advantage’s operations and could result in substantial regulatory compliance expense, litigation expense and a loss of revenue.

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

Our strategy historically has been to grow through acquisitions. For example, since January 1, 2006, we completed fourteen acquisitions. We may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue our acquisition strategy or complete acquisitions on satisfactory terms. A number of our competitors also have adopted the strategy of expanding and diversifying through acquisitions. We likely will experience competition in our effort to execute on our acquisition strategy, and we expect the level of competition to increase. As a result, we may be unable to continue to make acquisitions or may be forced to pay more for the companies we are able to acquire.

The integration of companies we acquire may be difficult and may result in a failure to realize some of the anticipated potential benefits of our acquisitions.

When we acquire companies or businesses, we may not be able to integrate or manage these businesses so as to produce returns that justify the investment. Any difficulty in successfully integrating or managing the operations of the businesses could have a material adverse effect on our business, financial condition, results of operations or liquidity, and could lead to a failure to realize any anticipated synergies. Our management is required to dedicate substantial time and effort to the integration of our acquisitions. These efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

The continued success of the Credit Information Group is dependent on a number of factors, some of which may be beyond First Advantage’s control.

A substantial proportion of the revenue of the Credit Information Group (“CIG”) is derived from the resale to end users of credit reports provided exclusively by the three repositories of credit information in the United States. In certain transactions, such as those involving the resale of residential property, end users require the CIG to provide a credit report derived from merged information supplied by all three repositories. These repositories also sell credit reports directly to end users. There can be no assurance that a credit repository will not attempt to gain a competitive advantage over the CIG by increasing the price it charges the CIG for credit reports or by selling credit reports to end users at a lower price than the CIG can offer. Such practices may make the credit report products of the CIG less profitable or less attractive to end-users and, thus, may have a material adverse effect on the results of operations or financial condition of the CIG.

In addition, a portion of the CIG’s revenues that may in the future be received under an outsourcing agreement with First American are dependent upon the performance of RELS, LLC (“RELS”), an entity that is managed and controlled by First American, and thus is beyond the control of First Advantage. The commercial arrangements under which RELS provides services and it derives revenues are based on agreements with RELS’ single customer, which is the other member of RELS, whose interests may be different from and/or adverse to First Advantage. These underlying arrangements are terminable with little or no notice. Accordingly, there can be no assurances as to revenues, if any, that may in the future be received by First Advantage under the outsourcing agreement. The loss of such revenues could be material to First Advantage.

In connection with its acquisition of the CIG, First Advantage entered into a new services agreement under which First American agrees to provide a number of key services to First Advantage. Under this agreement, First American and its affiliates agree to serve as the exclusive resellers of credit reports and related services compiled by the CIG to the mortgage market. First American has agreed to provide these services for only a limited period of time, and there is no guarantee that First American will continue to provide these services to First Advantage following the expiration of the term of the applicable service under the amended and restated services agreement, or continue the price or other terms on which First American might be willing to do so. In addition, since the sale of CIG reports and services in the mortgage industry are made exclusively by First American, the sale of these reports and services will be in accordance with the terms of the amended and restated services agreement, and there can be no assurances as to the future amount of such sales or level of services beyond the term or in excess of the levels required under the services agreement.

Finally, demand for a substantial portion of the CIG’s products generally decreases as the number of lending transactions in which the CIG’s products are purchased decreases. Management of CIG has found that the number of lending transactions in which the CIG’s products are purchased decreases when interest rates are high, the supply of funds for borrowing are limited or the United States economy is weak. First Advantage believes that this trend could continue when these factors occur.

We may not be able to realize the entire book value of goodwill from acquisitions.

As of December 31, 2008, we have approximately $731.4 million of goodwill. We have implemented the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that existing goodwill not be amortized, but instead be assessed annually for impairment or sooner if circumstances indicate a possible impairment. We monitor for impairment of goodwill on past and future acquisitions. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. The Company’s annual evaluation in 2008 resulted in an impairment loss of $19.7 million ($19.5 million net of tax) in the Data Services segment based primarily upon diminished earnings and cash flow expectations for the lead generation reporting unit and lower residual valuation multiples existing in the present market conditions. The lead generation reporting unit is 70% owned by First Advantage and 30% owned by First American; therefore, the Company recorded a reduction of minority interest expense of $5.7 million related to the impairment loss. See Note 5—Goodwill and Intangible Assets for additional information regarding the impairment loss. Due to significant volatility in the current markets, the Company’s operations may be negatively impacted in the future to the extent that exposure to impairment losses may be increased. There can be no assurances that future impairment of goodwill under SFAS No. 142 will not have a material adverse effect on our business, financial condition or results of operations. The goodwill valuation is performed by management.

We currently do not plan to pay dividends; however, as a controlled company we cannot assure that such a dividend will not be paid.

We intend to retain future earnings, if any, which may be generated from operations to help finance the growth and development of our business. However, First American has voting power to exercise a controlling influence on whether or not to declare the payment of a dividend in the future.

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

Although as of December 31, 2008 there were approximately 59 million total shares of First Advantage common stock outstanding, approximately 74% are owned by First American, approximately 6% are owned by Experian and approximately 4% are held of record by FirstMark Capital, LLC (formerly know as Pequot Private Equity Fund II, L.P) (“First Mark”). Currently only approximately 16% of our issued and outstanding shares are freely transferable without restriction under the Securities Act. Accordingly, only a small number of shares of First Advantage actually trade—between January 1, 2008 and December 31, 2008 the average daily trading volume of our Class A common stock was approximately 87,000 shares per trading day. Consequently, our stockholders may have difficulty selling shares of our Class A common stock.

Significant stockholders may sell shares of our common stock that may cause our share price to fall.

Subject to certain restrictions, First American may at any time convert each of its shares of our Class B common stock shares of our Class A common stock on a one to one conversion ratio. First American, Experian or First Mark may transfer shares of our common stock in a privately-negotiated transaction or to affiliates or stockholders. Any transfers, sales or distributions by First American, Experian or First Mark of a substantial amount of our Class A common stock in the marketplace, or to stockholders, or the market perception that these transfers, sales or distributions could occur, could materially and adversely affect the prevailing market prices for our Class A common stock.

Conflict of interest may arise because certain of our directors and officers are also directors and officers of the Company’s related parties.

Certain persons associated with the Company have a continuing relationship with related parties. Parker Kennedy, Chairman of the Board of First Advantage, also serves as Chief Executive Officer and Chairman of First American and as an executive officer and board member of certain of its affiliates. Mr. Kennedy, currently associated with First American, was asked to serve as a director and officer of First Advantage because of his knowledge of, and experience with, our business and its operations. As such, he may have great influence on our business decisions. Mr. Kennedy owns stock, and options to acquire stock, of First American. Donald Robert, a director of First Advantage, is the Chief Executive Officer of Experian Group, a significant supplier of ours. Frank McMahon, a director of First Advantage, also serves as Vice Chairman of First American. Additionally, two of our directors, David Chatham and D. Van Skilling serve on the First American board.

These affiliations with both First American and First Advantage could create, or appear to create, potential conflicts of interest when these directors are faced with decisions that could have different implications for First American and First Advantage.

We are a party to a stockholders agreement that may impact corporate governance.

First Advantage, First American and First Mark have entered into a stockholders agreement pursuant to which First American has agreed to vote as many of its shares in First Advantage as is necessary to ensure that our board of directors has no more than ten members and that a representative of First Mark who meets certain requirements is elected a director of First Advantage or, at First Mark’s request, a board observer of First Advantage. First Mark’s right to designate a board member or observer will continue until such time as First Mark and its affiliates’ collective ownership of First Advantage stock is less than 75% of the holdings First Mark received in the June 5, 2003 mergers. As a result of this arrangement and First American’s dominant ownership position in First Advantage, holders of First Advantage Class A common stock (other than First Mark) will have little or no ability to cause a director selected by such holders to be appointed to our board of directors and, consequently, little or no ability to influence the direction or management of First Advantage.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s corporate headquarters, Lender Services segment and certain businesses in its Dealer Services segment lease two office buildings from First American in Poway, California. The total square footage is approximately 153,000 and the monthly rent is approximately $169,000. The lease commenced in September 2005 and expires in 2010.

The Company’s Florida based employment background screening group and professional employer organization reside in approximately 74,000 square feet of office space in St. Petersburg, Florida. The lease commenced in April 2005 and terminates one hundred fifty-six (156) months from the commencement date. Current monthly rent is approximately $160,000.

First Advantage, through its subsidiaries, maintains approximately 87 other offices in North America and abroad. These offices, all of which are leased, comprise a total of approximately 680,000 square feet of space.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities.

Class A Common Stock Market Prices and Dividends

Our Class A common stock is quoted on the Nasdaq Global Select Market under the symbol “FADV”. The following table sets forth, for the periods indicated, the high and low sale prices of our Class A common stock as reported on the Nasdaq.

	2008		2007
	High	Low	High	Low
Quarter ended March 31,	$23.15	$14.22	$26.78	$21.42
Quarter ended June 30,	$23.06	$15.12	$25.46	$22.20
Quarter ended September 30,	$18.29	$12.51	$23.25	$16.61
Quarter ended December 31,	$15.18	$7.48	$19.98	$16.10

The approximate number of record holders of Class A common stock on January 30, 2009 was 61.

Our Class B common stock is not listed or quoted on any exchange or quotation system. The First American Corporation and its affiliates own all of our outstanding Class B common stock.

We have not paid any dividends on either our Class A common stock or our Class B common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings for use in the operation and expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth details regarding equity securities of the Company that were authorized for issuance under equity compensation plans of the Company as of December 31, 2008.

(in thousands, except per share amount)	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plan approved by security holders (1)	3,448	$22.86	1,990
Equity compensation plan not approved by security holders (2)	44	$41.42
Warrants not approved by security holders (2)	41	$12.05

(1)	Consists of the 2003 First Advantage Incentive Compensation Plan. See Note 15 to the Company’s Notes to Consolidated Financial Statements for additional information.
(2)	Consists of shares relating to all outstanding options and warrants assumed by the Company in connection with the merger with US SEARCH.com Inc. See Note 15 to the Company’s Notes to Consolidated Financial Statements for additional information.

Recent Sales of Unregistered Securities

On September 14, 2005, the Company completed the acquired First American’s CIG Business under the terms of the master transfer agreement. First Advantage paid for the CIG Business and related businesses with 29,073,170 shares of its Class B common stock and repaid, in full, the principal debt amount of $20 million by issuing 975,610 shares of its Class B common stock.

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

Shares of our Class B common stock are convertible into a share of our Class A common stock on a one to one conversion ratio at the election of First American. This right terminates at such time that First American and its affiliates collectively own less than 28% or less of our capital stock or upon transfer of any shares of Class B common stock to a person other than First American or an affiliate of First American (excluding distributions by First American to its shareholders in a tax-free “spinoff” under Section 355(a) of the Internal Revenue Code of 1986, as amended, and any subsequent transfers of such shares).

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

Purchase of Equity Securities

Since the inception of the Company, none of the Company’s equity securities were purchased by or on behalf of the Company.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that it is specifically incorporated by reference into such filing.

The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common shares with the corresponding changes in the cumulative total returns of the Standard & Poor’s Smallcap 600 Index and the Standard and Poor’s 500 Select Industry Outsourcing and IT. The comparison assumes an investment of $100 on December 31, 2003 and reinvestment of dividends. The historical performance is not indicative of future performance.

Comparison of Five-Year Cumulative Total Return

	First Advantage Corporation	S&P Smallcap 600	S&P 500 Select Industry Outsourcing & IT
12/31/2003	$100	$100	$100
12/31/2004	$107	$123	$109
12/31/2005	$140	$132	$114
12/31/2006	$120	$152	$127
12/31/2007	$86	$152	$138
12/31/2008	$74	$104	$99

Copyright© 2009 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

Item 6. Selected Financial Data.

The Company’s operating results for the five years ended December 31, 2008 include results for the acquired entities (excluding the CIG Business) from their respective dates of acquisition. The acquisition of the CIG Business by First Advantage was a transaction between businesses under the common control of First American. In an acquisition of businesses under common control, the acquiring company records acquired assets and liabilities at historical costs. The historical income statements of First Advantage for the five years ended December 31, 2008 include the operations of the CIG Business at historical cost assuming the acquisition was completed on January 1, 2004.

Certain amounts for the year ended December 31, 2007, 2006, 2005, and 2004 have been reclassified to conform to the 2008 presentation.

As part of the Company’s streamlining initiative, in the second quarter of 2008, First Advantage sold First Advantage Investigative Services (“FAIS”), which was included in our Investigative and Litigation Support Services segment, and Credit Management Solutions, Inc. (“CMSI”), which was included in our Dealer Services segment. These businesses are presented in discontinued operations for the year ended December 31, 2008. The results of these businesses’ operations in the prior periods have been reclassified to conform to the 2008 classification.

Recent market conditions and economic events have had an overall negative impact on the Company’s operations and related financial results. As a result of acquisitions, the Company has goodwill of approximately $731.4 million at December 31, 2008. In accordance with SFAS No. 142 “Goodwill and other Intangible Assets” and consistent with prior years, the Company’s policy is to perform an annual impairment test for each reporting unit in the fourth quarter or sooner if circumstances indicate a possible impairment. The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth, cash flows, market multiples and discount rates. Forecasts of future operations are based, in part, on operating results and management’s expectations as to future market conditions. Many of the factors used in assessing fair value are outside the control of management including future economic and market conditions. If the fair value of a reporting unit exceeds its carrying value, then its goodwill is not considered impaired. In the event that the carrying value of a reporting unit exceeds its fair value, then further testing must be performed to determine if the carrying value of goodwill exceeds the fair value of goodwill. The Company’s annual evaluation in 2008 resulted in an impairment loss of $19.7 million ($19.5 million net of tax) in the Data Services segment based primarily upon diminished earnings and cash flow expectations for the lead generation reporting unit and lower residual valuation multiples existing in the present market conditions. The lead generation reporting unit is 70% owned by First Advantage and 30% owned by First American; therefore, the Company recorded a reduction of minority interest expense of $5.7 million related to the impairment loss. See Note 5 – Goodwill and Intangible Assets for additional information regarding the impairment loss. Due to significant volatility in the current markets, the Company’s operations may be negatively impacted in the future to the extent that exposure to impairment losses may be increased.

On March 1, 2007, John Long submitted his resignation as the Chief Executive Officer and as a director of the Company, effective as of March 30, 2007. In connection with his resignation from the Company, Mr. Long and First Advantage entered into a Transition Agreement dated as of March 2, 2007. The Transition Agreement provides that Mr. Long receive cash severance of $4.4 million; $2.2 million was paid in March 2007 and the remaining payment of $2.2 million was paid in March 2008. In addition, Mr. Long received an acceleration of his unvested options and two restricted stock awards, effective March 30, 2007. An additional restricted stock award made to Mr. Long will vest during the term of restrictive covenants set forth in the Transition Agreement. Restricted stock units, previously granted to Mr. Long, will continue to vest according to the terms of First Advantage’s 2003 Incentive Compensation Plan. Based on the recommendation of the Compensation Committee, the Transition Agreement was approved by First Advantage’s board of directors on March 1, 2007. In connection with the Transition Agreement, First Advantage recorded compensation expense of $8.0 million in the first quarter of 2007, reflecting the value of the cash severance payment of $4.4 million and the value of the previously unvested restricted stock, restricted stock units and stock options. The $8.0 million of compensation expense reduced net income for the year ended December 31, 2007 by $4.7 million or $0.08 per diluted share.

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

In fourth quarter 2006, DealerTrack completed a follow-on offering of its stock. The Company recognized a pretax investment gain of approximately $7.0 million. In the fourth quarter of 2005, the Company recorded a pretax gain of $9.5 million as a result of DealerTrack’s sale of 6.7 million shares of its common stock in an initial public offering. The sale of the stock was at a price per share in excess of its carrying value.

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

This information is only a summary and should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and accompanying notes included in Item 8 “Financial Statements and Supplementary Data”.

	For the year ended December 31,
(in thousands, except per share amounts)	2008	2007	2006	2005	2004
Income Statement Data:
Service revenue	$727,276	$770,165	$725,309	$556,757	$429,530
Reimbursed government fee revenue	52,687	54,106	52,166	47,226	44,599

Total revenue	779,963	824,271	777,475	603,983	474,129
Cost of service revenue	229,980	219,279	228,626	172,071	134,261
Government fees paid	52,687	54,106	52,166	47,226	44,599

Total cost of service	282,667	273,385	280,792	219,297	178,860

Gross margin	497,296	550,886	496,683	384,686	295,269

Operating expenses	403,726	429,553	376,056	286,870	223,364
Impairment loss	21,750	204	—	—	—

Income from operations	71,820	121,129	120,627	97,816	71,905

Total interest (expense), net	(1,651)	(8,618)	(12,434)	(6,449)	(2,009)

Equity in earnings of investee	—	2,939	2,299	1,385	1,782
Gain on sale of investment	—	97,380	6,993	9,471	—

Income from continuing operations before income taxes and minority interest	70,169	212,830	117,485	102,223	71,678
Provision for income taxes	37,079	85,531	47,870	43,453	29,567

Income from continuing operations before minority interest	33,090	127,299	69,615	58,770	42,111
Minority interest in (losses) earnings of subsidiaries	(6,008)	1,177	3,314	443	—

Income from continuing operations	39,098	126,122	66,301	58,327	42,111
(Loss) income and gain from discontinued operations, net of tax	(4,241)	11,985	(140)	99	222

Net Income	$34,857	$138,107	$66,161	$58,426	$42,333

Balance Sheet Data:
Total assets	$1,135,763	$1,231,933	$1,089,923	$980,083	$572,536
Long-term debt	$22,938	$14,404	$179,531	$182,127	$86,480
Stockholders' equity	$892,850	$883,590	$674,941	$582,848	$418,187

Per Share Information:
Basic
Income from continuing operations	$0.66	$2.14	$1.15	$1.11	$0.85
(Loss) income from discontinued operations, net of tax	(0.07)	0.21	—	—	—

Net Income	$0.59	$2.35	$1.15	$1.11	$0.85

Diluted
Income from continuing operations	$0.66	$2.13	$1.14	$1.10	$0.84
(Loss) income from discontinued operations, net of tax	(0.07)	0.21	—	—	0.01

Net Income	$0.59	$2.34	$1.14	$1.10	$0.85

Weighted average shares outstanding
Basic	59,392	58,871	57,502	52,884	49,711
Diluted	59,499	59,121	58,079	53,593	50,036
Total shares outstanding at December 31,	59,499	59,095	58,179	55,765	50,084

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

First Advantage Corporation (NASDAQ: FADV) (“First Advantage” or the “Company”) provides global risk mitigation, screening services and credit reporting to enterprise and consumer customers. The Company operates in six primary business segments; Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services. First Advantage is headquartered in Poway, California, and has more than 4,000 employees in offices throughout North America and abroad.

The current economic downturn has caused decreased service revenue in the Lender Services segment related to the mortgage industry and the Data Services segment related to lead generation and specialty finance businesses. These decreases were offset by international expansion in our Employer Services and Investigative and Litigation Support Services segments. Management expects continued weakness in the real estate and mortgage markets to continue impacting the Company’s Lender Services segment and the lead generation, transportation and specialty credit businesses in the Data Services segment. In addition, the effect of the issues in the real estate and related credit markets together with the other macroeconomic matters has resulted in higher unemployment rates negatively impacting the volumes in the Employer Services segment and the Dealer Services segment. Given this outlook, management is focusing on expense reductions, operating efficiencies, and increasing market share throughout the Company.

Recent market conditions and economic events have had an overall negative impact on the Company’s operations and related financial results. As a result of acquisitions, the Company has goodwill of approximately $731.4 million at December 31, 2008. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and other Intangible Assets” and consistent with prior years, the Company’s policy is to perform an annual impairment test for each reporting unit in the fourth quarter or sooner if circumstances indicate a possible impairment. The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth, cash flows, market multiples and discount rates. Forecasts of future operations are based, in part, on operating results and management’s expectations as to future market conditions. Many of the factors used in assessing fair value are outside the control of management including future economic and market conditions. If the fair value of a reporting unit exceeds its carrying value, then its goodwill is not considered impaired. In the event that the carrying value of a reporting unit exceeds its fair value, then further testing must be performed to determine if the carrying value of goodwill exceeds the fair value of goodwill. The Company’s annual evaluation in 2008 resulted in an impairment loss of $19.7 million ($19.5 million net of tax) in the Data Services segment based primarily upon diminished earnings and cash flow expectations for the lead generation reporting unit and lower residual valuation multiples existing in the present market conditions. The lead generation reporting unit is 70% owned by First Advantage and 30% owned by First American; therefore, the Company recorded a reduction of minority interest expense of $5.7 million related to the impairment loss. Due to significant volatility in the current markets, the Company’s operations may be negatively impacted in the future to the extent that exposure to impairment losses may be increased.

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

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, criminal records reselling, specialty finance credit reporting, and lead generation. Products and services offered by the Data Services segment include driver history reports, vehicle registration, credit reports on cargo shippers and brokers, individuals’ credit reports, and membership-based consumer products and services.

The Dealer Services segment provides specialized credit reporting services and automotive lead generation services. Specialized credit reporting services include delivering consolidated consumer credit reports to the automotive, recreational vehicle, marine and manufactured housing marketplace. These reports are derived from credit reports obtained from one or more of the three United States primary credit bureaus, and may be merged or specially formatted for ease of use by dealers and financial institutions. Designed to drive consumers into an auto dealership to buy a vehicle, the segment’s automotive lead generation services provide advertising and other marketing, telemarketing, fulfillment and customer management solutions.

The Employer Services segment includes employment background screening, hiring management systems, occupational health services, and tax incentive services. The Employer Services segment serves approximately 20,000 customers, including approximately a quarter of the Fortune 1000 companies. Products and services relating to employment background screening include criminal records searches, employment verification, education verification, social security number verification and credit reporting. Hiring management systems provide recruiting strategies, applicant tracking, and talent management software. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs and fleet asset management programs. The professional employer organization provides companies with comprehensive outsourced management of payroll and human resource management.

The Multifamily Services segment includes resident screening services. Resident screening services include criminal and eviction records searches, credit reporting, employment verification, lease performance and payment histories. Other products and services offered by this segment include renters’ insurance, property performance analytics and property management software. The Multifamily Services segment serves approximately 13,000 customers. The Company believes it has the largest proprietary database of landlord-tenant records that include eviction court records, rental histories, prior inquiries and other valuable information reported directly by landlords.

The Investigative and Litigation Support Services segment offers computer forensics, electronic discovery, due diligence reports and other high level investigations. These services are provided to enterprise customers nationwide, including law firms, financial institutions, multi-national corporations and government agencies.

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

Operating Results

The following is a summary of the operating results by the Company’s business segments for the three years ended December 31, 2008.

(in thousands)	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/ Litigation Support Services	Corporate and Eliminations	Total
2008
Service revenue	$128,930	$146,798	$88,338	$211,101	$73,337	$81,723	$(2,951)	$727,276
Reimbursed government fee revenue	—	46,198	—	10,365	—	—	(3,876)	52,687

Total revenue	128,930	192,996	88,338	221,466	73,337	81,723	(6,827)	779,963
Cost of service revenue	48,543	67,936	50,726	57,340	6,680	1,868	(3,113)	229,980
Government fees paid	—	46,198	—	10,365	—	—	(3,876)	52,687

Total cost of service	48,543	114,134	50,726	67,705	6,680	1,868	(6,989)	282,667
Gross margin	80,387	78,862	37,612	153,761	66,657	79,855	162	497,296
Salaries and benefits	43,226	27,451	7,244	74,772	25,567	32,258	31,434	241,952
Facilities and telecommunications	8,068	3,310	418	9,868	3,478	2,888	4,445	32,475
Other operating expenses	4,674	10,768	14,331	39,072	10,719	10,478	(3,336)	86,706
Depreciation and amortization	4,464	10,930	974	13,045	5,747	3,180	4,253	42,593
Impairment loss	—	19,733	1,721	296	—	—	—	21,750

Income (loss) from operations	$19,955	$6,670	$12,924	$16,708	$21,146	$31,051	$(36,634)	$71,820

Operating margin percentage	15.5%	4.5%	14.6%	7.9%	28.8%	38.0%	N/A	9.9%

	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/ Litigation Support Services	Corporate and Eliminations	Total
2007
Service revenue	$154,399	$121,788	$104,017	$233,824	$72,276	$86,720	$(2,859)	$770,165
Reimbursed government fee revenue	—	45,312	—	12,778	—	—	(3,984)	54,106

Total revenue	154,399	167,100	104,017	246,602	72,276	86,720	(6,843)	824,271
Cost of service revenue	51,191	37,381	59,585	65,027	6,805	2,168	(2,878)	219,279
Government fees paid	—	45,312	—	12,778	—	—	(3,984)	54,106

Total cost of service	51,191	82,693	59,585	77,805	6,805	2,168	(6,862)	273,385
Gross margin	103,208	84,407	44,432	168,797	65,471	84,552	19	550,886
Salaries and benefits	47,975	23,013	9,000	85,917	26,705	33,574	37,704	263,888
Facilities and telecommunications	7,571	3,074	710	9,947	3,769	2,379	4,260	31,710
Other operating expenses	7,761	14,383	18,473	33,182	11,496	8,577	363	94,235
Depreciation and amortization	6,792	10,250	1,098	10,421	4,880	2,954	3,325	39,720
Impairment loss	—	—	—	204	—	—	—	204

Income (loss) from operations	$33,109	$33,687	$15,151	$29,126	$18,621	$37,068	$(45,633)	$121,129

Operating margin percentage	21.4%	27.7%	14.6%	12.5%	25.8%	42.7%	N/A	15.7%

	Lender Services	Data Services	Dealer Services	Employer Services	Multifamily Services	Invest/ Litigation Support Services	Corporate and Eliminations	Total
2006
Service revenue	$179,854	$128,961	$110,746	$195,737	$68,811	$45,007	$(3,807)	$725,309
Reimbursed government fee revenue	—	44,420	—	10,843	—	—	(3,097)	52,166

Total revenue	179,854	173,381	110,746	206,580	68,811	45,007	(6,904)	777,475
Cost of service revenue	57,608	42,445	64,102	59,094	6,661	2,255	(3,539)	228,626
Government fees paid	—	44,420	—	10,843	—	—	(3,097)	52,166

Total cost of service	57,608	86,865	64,102	69,937	6,661	2,255	(6,636)	280,792
Gross margin	122,246	86,516	46,644	136,643	62,150	42,752	(268)	496,683
Salaries and benefits	48,668	20,680	10,042	71,028	26,221	20,215	28,283	225,137
Facilities and telecommunications	7,291	2,589	929	8,297	3,706	1,680	4,332	28,824
Other operating expenses	5,261	12,803	17,992	28,979	12,573	5,994	2,909	86,511
Depreciation and amortization	6,755	10,331	1,236	8,507	4,522	2,607	1,626	35,584

Income (loss) from operations	$54,271	$40,113	$16,445	$19,832	$15,128	$12,256	$(37,418)	$120,627

Operating margin percentage	30.2%	31.1%	14.8%	10.1%	22.0%	27.2%	N/A	16.6%

Lender Services Segment

2008 Compared to 2007

Service revenue was $128.9 million for the year ended December 31, 2008, a decrease of $25.5 million compared to service revenue of $154.4 million in 2007. A decrease in transactions related to the decline in the mortgage industry resulted in an overall decrease in service revenue. Service revenue from existing businesses decreased by $39.1 million while the acquisition of a mortgage credit reporting business during the fourth quarter of 2007 increased service revenue by $13.6 million.

Gross margin was $80.4 million in 2008, a decrease of $22.8 million compared to gross margin of $103.2 million in 2007. Gross margin from existing businesses decreased by $29.7 million while the acquisition of a mortgage credit reporting business during the fourth quarter of 2007 increased gross margin by $6.9 million. The gross margin percentage was 62.3% for year ended December 31, 2008 as compared to 66.8% for 2007. The decrease is due to an increase in credit data costs and the current year’s product mix.

Salaries and benefits decreased by $4.7 million. Salaries and benefits were 33.5% of service revenue in 2008 compared to 31.1% in 2007. The expense decrease is due to the segment reducing employees in line with the decrease in service revenue. This is offset by an acquisition during the fourth quarter of 2007 which increased salaries and benefits expense by $2.4 million and severance expense of $1.3 million that was recorded in 2008.

Facilities and telecommunication expenses increased by $0.5 million. Facilities and telecommunication expenses were 6.3% of service revenue in 2008 compared to 4.9% in 2007. The expense increase was primarily due to $0.8 million related to office consolidations, offset by a $0.3 million decrease in telecommunication expenses.

Other operating expenses decreased by $3.1 million. Other operating expenses were 3.6% of service revenue in 2008 compared to 5.0% for 2007. The decrease in other operating expense was primarily due to a reduction of temporary labor costs, international operations, and bad debt expense. This is offset by the acquisition of a mortgage credit reporting business during the fourth quarter of 2007 which increased other operating expenses by $1.7 million during 2008.

Depreciation and amortization decreased by $2.3 million. Depreciation and amortization was 3.5% of service revenue in 2008 compared to 4.4% in 2007. The decrease is primarily due to certain software projects and intangibles becoming fully depreciated, offset by additional expense for accelerated depreciation on assets related to office consolidations.

Income from operations was $20.0 million in 2008 compared to $33.1 million in 2007. Income from operations from existing businesses decreased by $15.0 million, offset by the acquisition of a mortgage credit reporting business during the fourth quarter of 2007 which increased income from operations by $1.9 million. The operating margin percentage decreased from 21.4% to 15.5% primarily due to the overall decrease in service revenue and increased expenses related to office consolidations.

2007 Compared to 2006

Total service revenue was $154.4 million in 2007, a decrease of $25.5 million compared to service revenue of $179.9 million in 2006. A decrease in transactions related to the decline in the mortgage industry resulted in an overall decrease in service revenue despite an increase of $3.7 million in revenue from new products and services.

Gross margin was $103.2 million in 2007, a decrease of $19.0 million compared to gross margin of $122.2 million in 2006. The impact of the decrease in transactions and an increase in credit data costs resulted in an overall decrease in gross margin. Gross margin percentage was 66.8% of revenue in 2007 as compared to 68.0% in 2006.

Salaries and benefits decreased by $0.7 million. Salaries and benefits were 31.1% of service revenue in 2007 compared to 27.1% during the same period in 2006. Salaries and benefits expense decreased due to an increase in capitalized personnel costs related to software development initiatives, and a decrease in incentive based compensation, partially offset by an increase in benefit costs and severance related expense. Overall headcount for the segment decreased by 49 employees, excluding an acquisition at the end of the fourth quarter.

Facilities and telecommunication expense increased by $0.3 million. Facilities and telecommunication expense were 4.9% of service revenue in 2007 compared to 4.1% in 2006.

Other operating expenses increased by $2.5 million. Other operating expenses were 5.0% of service revenue in 2007 compared to 2.9% in 2006. The change in 2007 is primarily due to an increase in bad debt expense of $3.7 million and costs related to international operations. This is partially offset by a $0.1 million decrease in temporary labor cost consisting of a $1.0 million decrease related to operations offset by a $0.9 million increase for IT projects and system migrations, and an increase in the amounts allocated for IT costs, shared services, and product development initiatives.

Depreciation and amortization was flat in 2007 compared to 2006. Depreciation and amortization was 4.4% of service revenue in 2007 compared to 3.8% in 2006.

Income from operations was $33.1 million in 2007 compared to $54.3 million in 2006. The operating margin percentage decreased from 30.2% to 21.4% primarily due to the impact of the decrease in service revenue caused by the decline in the mortgage industry, costs of international operations and bad debt expense.

Data Services Segment

2008 Compared to 2007

Service revenue was $146.8 million in 2008, an increase of $25.0 million compared to service revenue of $121.8 million in 2007. The increase in service revenue is primarily due to an increase in revenue in our lead generation and new product offerings in our consumer credit business, offset by reduced volumes in the specialty credit and transportation businesses as a result of the economic slowdown in the housing market and auto industry.

Salaries and benefits increased by $4.4 million. Salaries and benefits were approximately 18.7% of service revenue in 2008 compared to 18.9% of service revenue in the same period of 2007. The increase is primarily due to an increase in salaries and benefits for technology personnel, previously outsourced, to gain cost efficiencies.

Facilities and telecommunication expenses for 2008 were comparable to 2007. Facilities and telecommunication expenses were approximately 2.3% and 2.5% of service revenue for 2008 and 2007, respectively.

Other operating expenses decreased by $3.6 million. Other operating expenses were 7.3% of service revenue in 2008 and 11.8% in 2007. The decrease is primarily due to the decrease of technology related shared services fees.

Depreciation and amortization increased by $0.7 million. Depreciation and amortization was 7.4% of service revenue in 2008 compared to 8.4% in the same period in 2007. The expense increase is primarily due to the rollout of new software projects.

Impairment loss increased $19.7 million and was 13.4% of service revenue in 2008. The expense increase is primarily due to the impairment loss for goodwill recorded for the lead generation reporting unit in 2008.

Income from operations was $6.7 million in 2008, a decrease of $27.0 million compared to $33.7 million in 2007. The operating margin percentage decreased from 27.7% to 4.5% in 2008 to 2007. The decrease is primarily the $19.7 million impairment loss primarily for goodwill recorded for the lead generation reporting unit in 2008. Excluding the impairment loss, the operating income was $26.4 million or 18%.

2007 Compared to 2006

Total service revenue was $121.8 million in 2007, a decrease of $7.2 million compared to 2006 service revenue of $129.0 million. The decrease is primarily due to the decline in the lead generation business as a result of the weakness in the credit markets in the second half of 2007. This decrease is offset by an increase in revenue from our consumer credit business.

Salaries and benefits increased $2.3 million. Salaries and benefits were 18.9% of service revenue in 2007 compared to 16.0% in 2006. The overall increase is due to increased staffing levels and related salaries and benefit costs due to bringing services in-house that had previously been outsourced in order to gain additional control over processes that impact their service to clients, as well as gain cost efficiencies.

Facilities and telecommunications increased $0.5 million. The current year expense as a percentage of service revenue was 2.5%, compared to 2.0% in 2006. The increase is primarily due to the increase in rent and telecommunications costs as a result of two of the businesses moving their offices.

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

Operating income decreased $6.4 million. The operating margin was 27.7% for 2007 compared to 31.1% for 2006. The decrease is primarily due to a decline in revenue at the lead generation business, and increases in salaries and benefits and other operating expenses.

Dealer Services

2008 Compared to 2007

Service revenue was $88.3 million for 2008, a decrease of $15.7 million compared to service revenue of $104.0 million for 2007. The decrease in service revenue is primarily due to the decline in revenues at the automotive lead generation business.

Gross margin was $37.6 million for 2008, a decrease of $6.8 million compared to gross margin of $44.4 million in 2007. The impact of the decrease in service revenue, primarily in the automotive lead generation business, resulted in an overall decrease in gross margin. Gross margin percentage was 42.6% for 2008 as compared to 42.7% for 2007.

Salaries and benefits decreased by $1.8 million. Salaries and benefits were 8.2% of service revenue in 2008 compared to 8.7% in 2007. Salaries and benefits expense decreased due to office consolidations and operational efficiencies, offset by $0.5 million in severance costs.

Facilities and telecommunication expenses decreased by $0.3 million. Facilities and telecommunication expenses were 0.5% of service revenue in 2008 compared to 0.7% in 2007.

Other operating expenses decreased by $4.1 million. Other operating expenses were 16.2% of service revenue in 2008 compared to 17.8% in 2007. The decrease is due to a decrease in the amounts allocated from shared services, and a decrease in bad debt expense at the automotive lead generation business, offset by $0.5 million in expense related to office consolidation.

Depreciation and amortization was flat in 2008 compared to 2007. Depreciation and amortization was 1.1% of service revenue for the years ended December 31, 2008 and 2007.

Impairment loss increased $1.7 million compared to 2007. The increase is primarily due to the $1.3 million impairment loss related to the write-off of identifiable intangible assets.

Income from operations was $12.9 million for December 2008 compared to $15.2 million in 2007. The results for the year ended December 2008 includes an impairment loss of approximately $1.3 million related to identifiable intangible assets and approximately $1.3 million in restructuring charges. The operating margin percentage was 14.6% at December 31, 2008 and 2007, primarily due to the impact of operational efficiencies at the automotive credit reporting subsidiary, including the impact of lower allocations from shared services and operating improvements in the automotive lead generation business offset by expenses related to office consolidation including the intangible impairment charge.

2007 Compared to 2006

Total service revenue was $104.0 million in 2007, a decrease of $6.7 million compared to service revenue of $110.7 million in 2006. A 42% decrease in revenues in the automotive lead generation business resulted in an overall decrease in service revenue, offset by an increase in transactions which accounted for a 6.8% increase in credit report related revenues.

Gross margin was $44.4 million in 2007, a decrease of $2.2 million compared to gross margin of $46.6 million in 2006. Gross margin percentage was 42.7% of revenue in 2007 as compared to 42.1% in 2006. An increase in cost of service revenue based on an increase in credit report related transactions was offset by a decrease in cost of service revenue on the lower margin automotive lead generation business.

Salaries and benefits decreased $1.0 million. Salaries and benefits were 8.7% of service revenue in 2007 compared to 9.1% in 2006. Salaries and benefits expense decreased due to operational efficiencies which included relocation and consolidation of certain functions of the automotive lead generation business during the fourth quarter of 2006 and first quarter of 2007.

Facilities and telecommunication expense decreased by $0.2 million. Facilities and telecommunication expense was 0.7% of service revenue in 2007 as compared to 0.8% of service revenue in 2006. Facilities and telecommunication expense decreased due to operational efficiencies which included relocation and consolidation of facilities for the automotive lead generation business.

Other operating expenses increased by $0.5 million. Other operating expenses were 17.8% of service revenue in 2007 compared to 16.2% in 2006. The increase in 2007 is due to an increase in marketing expenses related to the introduction of new products and services and an increase in allocations for shared services and product development initiatives, partially offset by a decrease in bad debt expense and contract labor at the automotive lead generation business.

Depreciation and amortization expenses were 1.1% of service revenue in 2007 and 2006.

Income from operations was $15.2 million in 2007 compared to $16.4 million in 2006. The operating margin percentage decreased from 14.8% to 14.6% primarily due to the decline of operating results in the automotive lead generation subsidiary.

Employer Services

2008 Compared to 2007

Service revenue was $211.1 million in 2008, a decrease of $22.7 million compared to service revenue of $233.8 million in 2007. The decrease was a result of a reduction in revenue of $28.4 million from existing businesses offset by the addition of $5.7 million of revenue from acquisitions. The decrease in service revenue from existing businesses is directly related to the slowdown in hiring in the United States and abroad. This is offset by the 2007 and 2008 acquisitions.

Salaries and benefits decreased by $11.1 million. Salaries and benefits were 35.4% of service revenue in 2008 compared to 36.7% in 2007. The decrease is a direct effect of office closings in 2007 and 2008 and the shift of personnel to shared services, offset by $0.6 million in severance costs for office consolidations and an increase related to the 2007 and 2008 acquisitions.

Facilities and telecommunication expense was flat comparing 2008 to 2007. Facilities and telecommunication expenses were 4.7% of service revenue in 2008 and 4.3% in 2007.

Other operating expenses increased by $5.9 million. Other operating expenses were 18.5% of service revenue in 2008 and 14.2% for 2007. The increase in other operating expenses is primarily due to the increase in allocation for shared services, increase in bad debt, and foreign currency losses.

Depreciation and amortization increased by $2.6 million primarily due to the addition of intangible assets related to the acquisitions and the rollout of new software projects.

Impairment loss was flat in 2008 compared to 2007. The impairment loss was related to asset write downs for the office consolidations.

Income from operations was $16.7 million for 2008, a decrease of $12.4 million compared to income from operations of $29.1 million in 2007. The operating margin percentage decreased from 12.5% to 7.9%. The decrease in the operating margin is primarily due to a change in the revenue mix of the businesses in 2008 compared to 2007, and overall reduced revenue levels.

2007 Compared to 2006

Service revenue was $233.8 million, an increase of $38.1 million compared to prior year. The increase is primarily related to the nine 2006 acquisitions in the segment. Specifically, the acquired hiring management solutions division added $4.9 million and the background screening division acquisitions added $13.8 million in service revenue to the segment. In addition, the segment showed increased volumes from the passing of the WOTC program in late 2006. These increases were offset by a decrease in revenue at the occupational health division of $2.6 million.

Salaries and benefits increased $14.9 million. Salaries and benefits were 36.7% of service revenue in 2007 compared to 36.3% in 2006. The expense increase is primarily due to acquisitions, international expansion, and severance expense of approximately $0.9 million recorded for office closures.

Facilities and telecommunication expense increased $1.7 million. The current year expense as a percentage of service revenue was 4.3%, which is comparable to 2006. The segment recorded approximately $0.3 million in future lease expense related to office consolidations. The remaining increase in expense is primarily due to the acquisitions and international expansion, partially offset by office consolidations.

Other operating expenses increased $4.2 million. As a percentage of service revenue, other operating expenses were 14.2% and 14.8% for years ended 2007 and 2006, respectively. The increase in operating expenses is primarily due to the acquisitions, international expansion, and approximately $0.5 million in expenses related to office closures.

Depreciation and amortization increased $2.1 million. Depreciation and amortization expense was 4.5% of service revenue for the year ended 2007 compared to 4.3% for the same period of 2006. The increase is primarily due to the amortization of the acquired intangible assets.

Operating income increased $9.3 million. The operating margin was 12.5% for 2007 compared to 10.1% for 2006. The increase is primarily due to revenue and earnings growth in most product lines offset by a decline in the occupational health business and $1.7 million in expense related to consolidating offices.

Multifamily Services

2008 Compared to 2007

Service revenue was $73.3 million for 2008, an increase of $1.0 million compared to service revenue of $72.3 million in the same period of 2007. The 1.5% growth from existing businesses is driven by expanded market share and an increase in products and services.

Salaries and benefits expenses decreased $1.1 million. Salaries and benefits were 34.9% of service revenue for 2008 compared to 36.9% of service revenue in the same period of 2007. The decrease is related to a decrease in employees offset by $0.4 million in severance costs.

Facilities and telecommunication expense decreased $0.3 million. Facilities and telecommunication expenses were 4.7% and 5.2% of service revenue in 2008 and 2007, respectively.

Other operating expenses decreased $0.8 million. Other operating expenses were 14.6% of service revenue in 2008 compared to 15.9% in 2007. The decrease is due to management’s focus to reduce costs.

Depreciation and amortization increased $0.9 million. Depreciation and amortization was 7.8% of service revenue in 2008 compared to 6.8% in the same period of 2007. The increase is related to asset additions and the rollout of new software projects.

Income from operations was $21.1 million for 2008 compared to income from operations of $18.6 million in the same period of 2007. The operating margin percentage increased from 25.8% to 28.8% due to increased revenue from the renter’s insurance program and cost containment.

2007 Compared to 2006

Total service revenue was $72.3 million in 2007, an increase of $3.5 million compared to 2006. The increase is primarily due the segment’s growth from existing businesses of approximately 5%. The increase is related to increases in criminal searches and commissions on renters’ insurance.

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

Depreciation and amortization increased by $0.4 million. Depreciation and amortization was 6.8% and 6.6% of service revenue for the years ended December 31, 2007 and 2006, respectively. The increase is related to an increase in developed software projects.

Operating income increased by $3.5 million. Operating margin is 25.8% in 2007 compared to 22.0% in 2006. The increase in operating income and margin is primarily due to the containment of costs coupled with the revenue growth.

Investigative and Litigation Support Services

2008 Compared to 2007

Service revenue was $81.7 million for 2008, a decrease of $5.0 million compared to service revenue of $86.7 million in 2007.

Salaries and benefits decreased by $1.3 million. Salaries and benefits were 39.5% of service revenue in 2008 compared to 38.7% in 2007. The expense decrease is mainly due a decrease in compensation related to revenue and profitability.

Facilities and telecommunication expenses increased $0.5 million. Facilities and telecommunication expenses were 3.5% of service revenue in 2008 and 2.7% in the same period of 2007. The increase is related to geographic expansion and new business development efforts in this segment.

Other operating expenses increased by $1.9 million. Other operating expenses were 12.8% of service revenue in 2008 and 9.9% for the same period of 2007. The increase is related to geographic expansion and new business development efforts in this segment.

Depreciation and amortization was flat comparing 2008 to 2007. Depreciation and amortization was 3.9% of service revenue in 2008 compared to 3.4% in 2007.

The operating margin percentage was 38.0% and 42.7% for 2008 and 2007, respectively. Income from operations was $31.1 million for 2008 compared to $37.1 million for the same period of 2007. The decrease in margin is primarily due to the revenue decrease on the higher margin electronic discovery business.

2007 Compared to 2006

Total service revenue was $86.7 million in 2007, an increase of $41.7 million compared to 2006 service revenue of $45.0 million. The increase is primarily due to the continued growth in the segment’s electronic discovery business of the Litigation Support Services division.

Salaries and benefits increased by $13.4 million. Salaries and benefits were 38.7% of service revenue in 2007 compared to 44.9% in 2006. The increase in expense is due to increases in incentive compensation and commissions as a result of the revenue growth.

Facilities and telecommunications increased $0.7 million. Facilities and telecommunications were 2.7% of service revenue in 2007 compared 3.7% in the prior year. The increase is primarily due to the growth in the Litigation Support Services division.

Other operating expenses increased by $2.6 million and were 9.9% of service revenue in 2007 compared to 13.3% in 2006. The increase is primarily due to increased international travel and the growth in the Litigation Support Services division.

Depreciation and amortization increased by $0.3 million. The increase is the result of the increase in capital equipment related to growth.

Income from operations was $37.1 million in 2007 compared to $12.3 million in 2006. The increase is primarily due to increased revenues at the higher margin electronic discovery business.

Corporate

2008 Compared to 2007

Corporate expenses represent primarily compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. The Corporate expenses were $36.6 million in 2008 compared to expenses of $45.6 million in 2007. The decrease is primarily related to the $8.0 million of severance costs recorded for the former CEO in 2007.

2007 Compared to 2006

Corporate costs and expenses primarily represent compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. Additional costs were incurred for the increased level of professional fees for data security and increased staffing in the technology, accounting, human resources, and legal departments to support corporate growth. The corporate expenses were $45.6 million in 2007, an increase of $8.2 million compared to 2006. The 2007 expenses were impacted by the $8.0 million of severance costs related to the termination of the former CEO’s employment.

Consolidated Results

2008 Compared to 2007

Consolidated service revenue for the year ended December 31, 2008 was $727.3 million, a decrease of $42.9 million compared to service revenue of $770.2 million in the same period in 2007. Service revenue at existing businesses decreased $62.2 million, offset by an increase of $19.3 million due to acquisitions. The decrease in service revenue is directly related to the downturn in domestic and international hiring, the decline in the mortgage industry, weakness in the credit markets, and overall economic slowdown.

Salaries and benefits decreased $21.9 million. Salaries and benefits were 33.3% of service revenue for 2008 and 34.3% for 2007. The decrease is primarily due to strategic reductions in employees, office consolidations and the departure of our former CEO in 2007. In connection with the former CEO’s Transition Agreement, the Company recorded compensation expense of $8.0 million in 2007, reflecting the value of the cash severance payment of $4.4 million and the value of the previously unvested restricted stock, restricted stock units and stock options. This is offset by the increase related to customary annual salary increases, acquisitions and additional employees added to support international expansion.

Facilities and telecommunication increased by $0.8 million compared to 2007. Facilities and telecommunication expenses were 4.5% of service revenue in 2008 and 4.1% in 2007.

Other operating expenses decreased by $7.5 million compared to the same period in 2007. Other operating expenses were 11.9% and 12.2% of service revenue in 2008 and 2007, respectively. The decrease is due to a decrease in temporary labor, leased equipment, marketing, and office expenses related to the overall initiative to reduce costs. This is offset by an increase in shared services allocations and acquisitions.

Depreciation and amortization increased by $2.9 million. Depreciation and amortization expense was 5.9% and 5.2% of service revenue in 2008 and 2007, respectively. The expense increase is primarily due to fixed asset additions and the rollout of internally developed software.

Impairment loss increased $21.5 million compared to 2007 primarily due to an impairment loss of $19.7 recorded in the Data Services segment. Approximately $0.9 million was recorded related to asset write downs and $1.6 million related to identifiable intangible assets write downs for office consolidations.

The consolidated operating margin was 9.9% for the 2008, compared to 15.7% for 2007. Excluding restructuring costs of $9.7 million and $19.7 million impairment loss for goodwill recorded million in 2008, the consolidated operating margin was 13.9%.

Income from operations was $71.8 million for 2008 compared to $121.1 million for the same period in 2007. Results of operations for the year ended December 31, 2008 include restructuring costs of $9.7 million and a $19.7 million impairment loss for goodwill. Results of operations for the year ended December 31, 2007 include restructuring costs of $1.7 million and $8.0 in severance costs related to the departure of our CEO in March 2007. The decrease of $49.3 million is comprised of decreases in operating income of $13.2 million in Lender Services, $27.0 million in Data Services, $2.2 million in Dealer Services, $12.4 million in Employer Services, and $6.0 million in Investigative and Litigation Support Services, offset by increases in operating income of $2.5 million at Multifamily Services and a decrease of Corporate expenses of $9.0 million.

2007 Compared to 2006

Consolidated service revenue for the year ended December 31, 2007 was $770.2 million, an increase of $44.9 million compared to service revenue of $725.3 million in 2006. Acquisitions accounted for $25.8 million of the increase and revenue from existing businesses increased 2.7% for the year ended December 31, 2007.

Salaries and benefits were 34.3% of service revenue for 2007 and 31.0% for 2006. The increase is related to additional employees added through acquisitions and company expansion. In addition, the 2007 expenses were impacted by the $8.0 million of severance costs related to the termination of the former CEO’s employment and approximately $12.8 million in expense was recorded for share-based compensation in 2007 compared to $10.1 million in 2006.

Facilities and telecommunication expense increased by $2.9 million compared to the same period in 2006. Facilities and telecommunication expense was 4.1% of service revenue for 2007 and 4.0% in the same period of 2006. The increase is primarily related to acquisitions, relocation expenses and international expansion.

Other operating expenses increased by $7.7 million compared to 2006. Other operating expenses were 12.2% of service revenue for year ended December 31, 2007 and 11.9% compared to the same period for 2006. The increase is due to acquisitions, and increased marketing, software, international travel, legal and professional expenses.

Depreciation and amortization increased by $4.3 million due to an overall increase in amortization of intangible assets as a result of acquisitions, rollout of software initiatives and capital asset investment.

Income from operations was $121.1 million for the 2007 compared to $120.6 million for 2006. The increase of $0.5 million is comprised of an increase in operating income of $9.3 million at the Employer Services segment, $24.8 million at the Investigative and Litigation Support Services segment and $3.5 million at the Multifamily Services segment, offset by a decrease in operating income of $21.2 million at the Lender Services segment, $6.4 million at the Data Services segment, $1.3 million at the Dealer Services segment and an increase of Corporate expenses of $8.2 million.

The consolidated operating margin was 15.7% for the year ended December 31, 2007, compared to 16.6% for the same period in 2006. The decrease in margin is primarily due to the decline in revenue and margins in the Lender Services and Data Services segments, offset by the increased revenue and margins in the Investigative and Litigation Services segment.

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

Basis of Presentation and Consolidation

First Advantage’s discussion and analysis of financial condition and results of operations is based upon its audited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The Company’s operating results for the years ended December 31, 2008, 2007 and 2006 include results for the acquired entities from the date of acquisition.

The elimination of intra-segment revenue and cost of service revenue is included in Corporate. These transactions are recorded at cost.

Revenue Recognition

Revenue from the sale of reports and leads is recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery. Revenue from investigative and litigation support services is recognized as services are performed. In accordance with GAAP, the Company includes reimbursed government fees in revenue and in cost of service.

Revenue via the eAdvertising network of the Data Services segment is recognized when transactions are completed as evidenced by qualifying actions by end users of the publishers and /or advertiser on the proprietary eAdvertising network. Revenue as a result of list management services is recognized when transactions are completed as evidenced by qualifying actions of end users. In most instances, the qualifying action that completes the earnings process is the submission of an on-line form that generates a sales lead via the internet.

Membership fees, billed monthly to member’s accounts, are recognized in the month the fee is earned. A portion of the membership revenue received is paid in the form of a commission to clients and is reflected in cost of service revenue. Revenue earned from providing services to third party issuers of membership based consumer products is recognized at the time the service is provided, generally on a monthly basis.

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

Impairment of Intangible and Long-Lived Assets

First Advantage carries intangible and long-lived assets at cost less accumulated amortization (where applicable). Accounting standards require that assets be written down if they become impaired. Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At such time that an impairment in value of an intangible or long-lived asset is identified, the impairment will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate. The use of comparative market multiples (the market approach) compares the reporting unit to other comparable companies based on valuation multiples to arrive at a fair value. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed a goodwill impairment test, for the year ending December 31, 2008, for all reporting units. The Company’s policy is to perform an annual impairment test for each reporting unit in the fourth quarter or sooner if circumstances indicate a possible impairment.

The Company’s annual evaluation in 2008 resulted in an impairment loss of $19.7 million ($19.5 million net of tax) in the Data Services segment based primarily upon diminished earnings and cash flow expectations for the lead generation reporting unit and residual valuation multiples existing in the present market conditions. The lead generation reporting unit is 70% owned by First Advantage and 30% owned by First American; therefore, the Company recorded a reduction of minority interest expense of $5.7 million related to the impairment loss. See Note 5—Goodwill and Intangible Assets for additional information regarding the impairment loss. Due to significant volatility in the current markets, the Company’s operations may be negatively impacted in the future to the extent that exposure to impairment losses may be increased.

These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. However, if actual results are not consistent with the Company’s estimates and assumptions, we may be exposed to an additional impairment loss that could be material.

Purchase Accounting

First Advantage completed one acquisition in 2008, two acquisitions in 2007 and eleven acquisitions in 2006. The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances, there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangibles assets, in particular, is very subjective. First Advantage generally uses internal cash flow models. The use of different valuation techniques and assumptions can change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other intangible assets and related amortization expense. The Company does not anticipate that revisions to the amounts allocated to acquired assets and liabilities, if any, will be significant to the Company’s financial statements.

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized over the period during which an employee is required to provide services in exchange for the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, results of prior periods are not restated. Share-based compensation expense was $9.1 million ($6.0 million after tax or $0.10 per basic and diluted share) $12.8 million ($8.3 million after tax or $0.15 per basic and diluted share) and $10.1 million ($7.4 million after tax or $0.13 per basic and diluted share) for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Income Taxes

We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize the deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria established by SFAS No. 109, “Accounting for Income Taxes.” Our judgments regarding future taxable income may change due to changes in market conditions changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

Liquidity and Capital Resources

Overview

The Company’s principal sources of capital include, but are not limited to, existing cash balances, operating cash flows and borrowing under its Secured Credit Facility (see Note 9 to the Consolidated Financial Statements). The Company’s short-term and long-term liquidity depends primarily upon its level of net income, working capital management (accounts receivable, accounts payable and accrued expenses), capital expenditures and bank borrowings. The Company believes that, based on current forecasts and anticipated market conditions, sufficient operating cash flow will be generated to meet all operating needs, to make planned capital expenditures, scheduled debt payments, and tax obligations for the next twelve months. Any material variance of operating results could require us to seek other funding alternatives including raising additional capital, which may be difficult in the current economic conditions.

In 2008, 2007 and 2006, First Advantage sought to acquire other businesses as part of its growth strategy. The Company will continue to evaluate acquisitions in order to achieve economies of scale, expand market share and enter new markets.

While uncertainties within the Company’s industry exist, management is not aware of any trends or events likely to have a material adverse effect on liquidity or the accompanying financial statements. Management expects continued weakness in the real estate and mortgage markets to continue impacting the Company’s Lender Services segment and the lead generation, transportation and specialty credit businesses in the Data Services segment. In addition, the effect of the issues in the real estate and related credit markets and other macroeconomic matters has resulted in higher unemployment rates negatively impacting the volumes in the Employer Services and Dealer Services segments. Given this outlook, management is focusing on expense reductions, operating efficiencies, and increasing market share throughout the Company.

Statement of Cash Flows

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank syndication. As of December 31, 2008, cash and cash equivalents were $52.4 million.

Cash provided by operating activities of continuing operations was $65.5 million; $139.4 million; and $90.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Cash provided from operating activities of continuing operations decreased by $73.8 million from 2007 to 2008. The decrease was derived from 2008 income from continuing operations of $39.1 million compared to $126.1 million in 2007. Share-based compensation decreased by $3.7 million, 2007 included the $97.4 million gain on the sale of DealerTrack shares, and minority interest expense decreased $7.2 million, offset by the $21.8 million impairment loss for goodwill and identifiable intangible assets, an increase in depreciation and amortization of $2.9 million and an increase in bad debt expense of $0.4 million, The primary changes in operating assets and liabilities were due to a decrease in income tax liabilities related to the investment gain, accrued compensation and amounts due to affiliates, offset by an increase in accounts receivable collections and an increase accrued liabilities.

Cash provided from operating activities of continuing operations increased by $49.0 million from 2006 to 2007. The increase was derived from 2007 income from continuing operations of $126.1 million compared to $66.3 million in 2006. Depreciation and amortization increased by $4.3 million, bad debt expense increased by $2.9 million and share-based compensation increased by $2.6 million, offset by a $97.4 million gain on the sale of DealerTrack shares. The primary changes in operating assets and liabilities were due to an increase in income tax liabilities related to the investment gain, an increase in accrued compensation and an increase in accounts receivable collections offset by payments to affiliates and payments made for accrued liabilities.

Cash used in investing activities of continuing operations was $94.3 million for the year ended December 31, 2008 and cash provided from investing activities was $55.5 million for same period in 2007. Cash used in investing activities of continuing operations was $61.3 million for the year ended December 31, 2006. In 2008, cash in the amount of $59.4 million was used for acquisitions compared to $33.9 million in 2007 and $34.6 million in 2006. Purchases of property and equipment were $30.9 million in 2008 compared to $35.2 million in 2007 and $26.8 million in 2006. Database development costs were $4.3 million in 2008 compared to $3.6 million in 2007 and $3.6 million in 2006. Proceeds from the 2007 sale of DealerTrack shares as discussed in Note 2 to the Consolidated Financial Statements were $128.1 million. The proceeds were used to pay down the Company’s debt.

Cash provided by financing activities of continuing operations was $3.1 million in 2008 compared to cash used in financing activities of $167.9 million and $25.6 million for the years ended December 31, 2007 and 2006, respectively. Proceeds from bank financing were $101.1 million, $50.2 million and $71.5 million for the years ended 2008, 2007 and 2006, respectively. First American contributed $2.4 million and $3.9 million in 2008 and 2007, respectively to LeadClick Holdings LLC (70% owned by First Advantage and 30% owned by First American), a consolidated subsidiary of First Advantage, which acquired LeadClick Media, Inc. Repayment of debt was $103.9 million in 2008, $222.0 million in 2007, and $97.0 million in 2006.

Certain acquisitions have success consideration payments or earn-out provisions included in the purchase agreements. At December 31, 2008, the Company estimates that approximately $23.6 million in additional consideration will be paid in the next twelve months in connection with these acquisitions. The payments will be in the form of cash and/or stock. The actual amount of the consideration is dependent upon the future operating results of the respective acquisitions. The Company will record the fair value of the success consideration issued as an additional cost of the respective acquired entities at such time as the contingency is resolved and the additional consideration is distributable. The additional cost will be recorded to goodwill.

Debt and Capital

At December 31, 2008, the Company had available lines of credit of $205.5 million.

On September 29, 2005, the Company executed a revolving credit agreement, with a bank syndication (the “Credit Agreement”). Borrowings available under the Credit Agreement total up to $225 million. The Credit Agreement includes a $10 million sub-facility for the issuance of letters of credit and up to a $5 million swing loan facility. The credit facility maturity date is September 28, 2010. The Credit Agreement is collateralized by the stock and accounts receivable of the Company’s subsidiaries.

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

The agreement contains usual and customary provisions regarding acceleration. In the event of a default by the Company under the credit facility, the lenders will have no further obligation to make loans or issue letters of credit and in some cases may, at the option of a majority of the lenders, declare all amounts owed by the Company immediately due and payable and require the Company to provide collateral, and in some cases any amounts owed by the Company under the credit facility will automatically become immediately due and payable. There was $15.0 million outstanding at December 31, 2008.

At December 31, 2008 and 2007, the Company was in compliance with the financial covenants of its loan agreement, except for the Consolidated to Fixed Charge Coverage Ratio for the quarter ended December 31, 2008. The Company was not in default under the credit agreement in that compliance with this covenant was waived by the required members of the loan syndicate for the quarter ended December 31, 2008.

First Advantage filed an amended Registration Statement with the Securities and Exchange Commission for the issuance of up to 5,000,000 shares of our Class A common stock, par value $0.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on January 9, 2006. As of December 31, 2008, 1,338,631 shares were issued.

Contractual Obligations and Commercial Commitments

First Advantage leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that First Advantage will pay insurance and applicable taxes.

The following is a schedule of long-term contractual commitments as of December 31, 2008 over the periods in which they are expected to be paid.

(in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Minimum contract purchase commitments	$1,922	$861	$262	$16	$16	$72	$3,149
Operating leases	14,164	10,695	8,265	6,608	6,751	14,465	60,948
Debt and capital leases	9,891	22,514	424	—	—	—	32,829
Interest payments related to debt (1)	861	341	4	—	—	—	1,206

Total (2)	$26,838	$34,411	$8,955	$6,624	$6,767	$14,537	$98,132

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.
(2)	Excludes FIN 48 tax liability of $4.2 million due to uncertainty of payment period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” The Company’s total liabilities as of December 31, 2008 consist primarily of notes payable, accounts payable and accrued liabilities.

The Company’s fixed rate debt consists primarily of uncollateralized term notes. In addition, the Company has $27.6 million of variable rate debt outstanding. Based on the Company’s current outstanding debt, a 1% increase in interest rates would result in an immaterial change in expense and net income.

Foreign Currency Exchange Rate Risk

The majority of the Company’s revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, the Company does transact business in other currencies. The Company’s international operations represent an aggregate of approximately 12% of its consolidated service revenues from continuing operations during the year ended December 31, 2008, and approximately 7% of consolidated total assets at December 31, 2008.

The Company is required to translate, or express in U.S. dollars, the assets and liabilities of its foreign subsidiaries that are denominated or measured in foreign currencies at the applicable year-end rate of exchange on the Company’s Consolidated Balance Sheets. The Company records the resulting translation adjustment, and gains and losses resulting from the translation of intercompany balances of a long-term investment nature, as components of its shareholders’ equity. Other immaterial foreign currency transaction gains and losses are recorded in the Company’s Consolidated Statements of Income and Comprehensive (Loss) Income. Approximately $0.9 million in translation losses and $0.3 million in translation gains were recorded for the years ended December 31, 2008 and 2007, respectively.

For the year ended December 31, 2008, a 10% fluctuation in the exchange rate between the U.S. dollar and our foreign currencies would result in an immaterial change in revenues and net income.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of First Advantage Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of First Advantage Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

February 26, 2009

First Advantage Corporation

Consolidated Balance Sheets

(in thousands)	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$52,361	$76,060
Accounts receivable (less allowance for doubtful accounts of $8,345 and $7,003 in 2008 and 2007, respectively)	121,531	148,875
Prepaid expenses and other current assets	9,032	10,782
Deferred income tax asset	22,719	26,023
Assets of discontinued operations (Note 4)	—	12,052

Total current assets	205,643	273,792
Property and equipment, net	81,807	76,308
Goodwill	731,369	694,519
Customer lists, net	53,813	63,483
Other intangible assets, net	17,245	23,011
Database development costs, net	11,837	11,105
Marketable equity securities	30,365	85,476
Other assets	3,684	4,239

Total assets	$1,135,763	$1,231,933

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$38,404	$44,998
Accrued compensation	32,423	42,199
Accrued liabilities	11,379	12,846
Deferred income	7,381	7,948
Income tax payable	2,609	51,721
Due to affiliates	714	6,750
Current portion of long-term debt and capital leases	9,891	18,282
Liabilities of discontinued operations (Note 4)	—	4,989

Total current liabilities	102,801	189,733
Long-term debt and capital leases, net of current portion	22,938	14,404
Deferred income tax liability	67,676	90,785
Other liabilities	5,300	5,000

Total liabilities	198,715	299,922

Minority interest	44,198	48,421

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 125,000 shares authorized; 11,772 and 11,368 shares issued and outstanding as of December 31, 2008 and 2007, respectively	12	11
Class B common stock, $.001 par value; 75,000 shares authorized; 47,727 shares issued and outstanding as of December 31, 2008 and 2007, respectively	48	48
Additional paid-in capital	502,600	488,683
Retained earnings	390,602	355,745
Accumulated other comprehensive (loss) income	(412)	39,103

Total stockholders’ equity	892,850	883,590

Total liabilities and stockholders’ equity	$1,135,763	$1,231,933

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income and Comprehensive (Loss) Income

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands, except per share amounts)	2008	2007	2006
Service revenue	$727,276	$770,165	$725,309
Reimbursed government fee revenue	52,687	54,106	52,166

Total revenue	779,963	824,271	777,475

Cost of service revenue	229,980	219,279	228,626
Government fees paid	52,687	54,106	52,166

Total cost of service	282,667	273,385	280,792

Gross margin	497,296	550,886	496,683

Salaries and benefits	241,952	263,888	225,137
Facilities and telecommunications	32,475	31,710	28,824
Other operating expenses	86,706	94,235	86,511
Depreciation and amortization	42,593	39,720	35,584
Impairment loss	21,750	204	—

Total operating expenses	425,476	429,757	376,056

Income from operations	71,820	121,129	120,627

Interest (expense) income:
Interest expense	(2,548)	(10,637)	(13,316)
Interest income	897	2,019	882

Total interest (expense), net	(1,651)	(8,618)	(12,434)
Equity in earnings of investee	—	2,939	2,299
Gain on investment	—	97,380	6,993

Income from continuing operations before income taxes and minority interest	70,169	212,830	117,485
Provision for income taxes	37,079	85,531	47,870

Income from continuing operations before minority interest	33,090	127,299	69,615
Minority interest in (losses) earnings in subsidiaries	(6,008)	1,177	3,314

Income from continuing operations	39,098	126,122	66,301
Loss from discontinued operations, net of tax	(973)	(152)	(140)
(Loss) gain on sale of discontinued operations, net of tax	(3,268)	12,137	—

Net income	34,857	138,107	66,161
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,527)	3,531	299
Unrealized (loss) gain on investment	(32,988)	34,912	—

Comprehensive (loss) income	$(4,658)	$176,550	$66,460

Basic income per share:
Income from continuing operations	$0.66	$2.14	$1.15
Loss from discontinued operations, net of tax	(0.02)	—	—
(Loss) gain on sale of discontinued operations, net of tax	(0.05)	0.21	—

Net income	$0.59	$2.35	$1.15

Diluted income per share:
Income from continuing operations	$0.66	$2.13	$1.14
Loss from discontinued operations, net of tax	(0.02)	—	—
(Loss) gain on sale of discontinued operations, net of tax	(0.05)	0.21	—

Net income	$0.59	$2.34	$1.14

Weighted-average common shares outstanding:
Basic	59,392	58,871	57,502
Diluted	59,499	59,121	58,079

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2006	55,765	$56	$430,026	$152,405	$361	$582,848
Net income for 2006	—	—	—	66,161	—	66,161
Class A Shares issued in connection with acquisitions	552	—	13,103	—	—	13,103
Class A Shares issued in connection with warrants, share-based compensation, and benefit plans	212	—	4,106	—	—	4,106
Class B Shares issued in connection with CIG acquisition	1,650	2	(2)	—	—	—
Settlement with First American for CIG liabilities prior to merger	—	—	(1,129)	—	—	(1,129)
Tax expense related to stock options	—	—	(12)	—	—	(12)
Share-based compensation	—	—	9,565	—	—	9,565
Foreign currency translation	—	—	—	—	299	299

Balance at December 31, 2006	58,179	$58	$455,657	$218,566	$660	$674,941

Net income for 2007	—	—	—	138,107	—	138,107
Class A Shares issued in connection with acquisitions	444	—	10,912	—	—	10,912
Cumulative effect of the adoption of FIN 48	—	—	—	(928)	—	(928)
Class A Shares issued in connection with warrants, share-based compensation, and benefit plans	472	1	11,141	—	—	11,142
Tax benefit related to stock options	—	—	204	—	—	204
Share-based compensation	—	—	10,769	—	—	10,769
Foreign currency translation	—	—	—	—	3,531	3,531
Unrealized gain on investment, net of tax	—	—	—	—	34,912	34,912

Balance at December 31, 2007	59,095	$59	$488,683	$355,745	$39,103	$883,590

Net income for 2008	—	—	—	34,857	—	34,857
Class A Shares issued in connection with share-based compensation	404	1	7,531	—	—	7,532
Tax expense related to stock options	—	—	(204)	—	—	(204)
Share-based compensation	—	—	6,615	—	—	6,615
Foreign currency translation	—	—	—	—	(6,527)	(6,527)
Exercise put on a warrant	—	—	(25)	—	—	(25)
Unrealized loss on investment, net of tax	—	—	—	—	(32,988)	(32,988)

Balance at December 31, 2008	59,499	$60	$502,600	$390,602	$(412)	$892,850

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$34,857	$138,107	$66,161
Loss from discontinued operations	(973)	(152)	(140)
(Loss) gain on sale of discontinued operations	(3,268)	12,137	—

Income from continuing operations	$39,098	$126,122	$66,301
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	42,593	39,720	35,584
Impairment loss	21,750	204	—
Bad debt expense	8,826	8,422	5,492
Share-based compensation	9,115	12,775	10,136
Minority interests in net (losses) earnings of subsidiaries	(6,008)	1,177	3,314
Equity in earnings of investee	—	(2,939)	(2,299)
Deferred income tax	2,629	(4,996)	6,188
Gain on investment	—	(97,380)	(6,993)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	18,934	(20,191)	(29,811)
Prepaid expenses and other current assets	1,666	(988)	(2,896)
Other assets	1,802	(2,685)	843
Accounts payable	(6,430)	450	933
Accrued liabilities	(2,239)	(8,271)	(4,939)
Deferred income	(567)	1,129	523
Due to affiliates	(6,036)	1,951	7,532
Income tax accounts	(50,207)	70,012	(6,118)
Accrued compensation and other liabilities	(9,384)	14,853	6,555

Net cash provided by operating activities—continuing operations	65,542	139,365	90,345

Net cash provided by (used in) operating activities—discontinued operations	754	(4,769)	2,971

Cash flows from investing activities:
Database development costs	(4,348)	(3,616)	(3,560)
Purchases of property and equipment	(30,930)	(35,221)	(26,798)
Proceeds from sale of investment	—	128,064	—
Cash paid for acquisitions	(59,372)	(33,908)	(34,642)
Cash balance of companies acquired	331	136	3,745

Net cash (used in) provided by investing activities—continuing operations	(94,319)	55,455	(61,255)

Net cash provided by (used in) investing activities—discontinued operations	1,721	22,805	(2,873)

Cash flows from financing activities:
Proceeds from long-term debt	101,143	50,222	71,516
Repayment of long-term debt	(103,882)	(222,020)	(96,963)
Cash contributions from First American to LeadClick Holdings, LLC	2,402	3,881	—
Proceeds from Class A Shares issued in connection with stock option plan and employee stock purchase plan	4,719	3,760	2,463
Distribution to minority interest shareholders	(1,127)	(3,930)	(2,613)
Tax (expense) benefit related to stock options	(204)	204	(12)

Net cash provided by (used in) financing activities—continuing operations	3,051	(167,883)	(25,609)

Effect of exchange rates on cash	(988)	65	(18)

Net (decrease) increase in cash and cash equivalents	(24,239)	45,038	3,561
Cash and cash equivalents at beginning of year	76,060	31,107	27,644
Change in cash and cash equivalents of discontinued operations	540	(85)	(98)

Cash and cash equivalents at end of year	$52,361	$76,060	$31,107

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)	2008	2007	2006
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,544	$11,311	$13,238

Cash received for income tax refund	$3,515	$—	$—

Cash paid for income taxes	$84,813	$30,004	$47,841

Non-cash investing and financing activities:
Class A Shares issued in connection with acquisitions	$—	$10,912	$13,103

Notes and deferred payments in connection with acquisitions	$3,026	$3,932	$9,039

Class A Shares issued for compensation	$2,788	$7,383	$1,643

Unrealized (loss) gain on investment	$(32,988)	$34,912	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

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

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, criminal records reselling, specialty finance credit reporting, consumer credit reporting and lead generation services.

The Dealer Services segment serves the automotive dealer marketplace by delivering consolidated consumer credit reports and automotive lead development services.

The Employer Services segment includes employment background screening, hiring management solutions, occupational health services, tax incentive services and payroll and human resource management.

The Multifamily Services segment includes resident screening services, property management software and renters’ insurance services.

The Investigative and Litigation Support Services segment supports businesses and law firms nationwide with their computer forensics, electronic discovery, data recovery, due diligence reporting and corporate and litigation investigative needs.

In March 2006, the Company issued 1,650,455 shares of its Class B common stock to FADV Holdings LLC, a subsidiary of First American. The issuance of the Class B common stock was in accordance with the master transfer agreement with First American for the purchase of its Credit Information Group (“CIG”) Business, which included the purchase of First American’s minority interest in DealerTrack Holdings, Inc. (“DealerTrack”). The master transfer agreement required the Company to issue additional shares of Class B common stock to First American in the event that DealerTrack consummated an initial public offering of its stock before the second anniversary of the closing of the CIG acquisition and the value of the minority interest in DealerTrack exceeded $50 million. The initial public offering was completed by DealerTrack on December 16, 2005. The master transfer agreement required the Company to issue the number of shares equal to the quotient of (x) 50% of the amount by which the value of the DealerTrack interest exceeds $50 million (based on the average closing price per share of DealerTrack’s stock over the 60 business day period beginning on the fifth business day after the completion of its initial public offering), divided by (y) $20.50.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s operating results for the years ended December 31, 2008, 2007 and 2006 include results for acquired entities from their respective dates of acquisition.

Certain amounts for the years ended December 31, 2007 and 2006 have been reclassified to conform to the 2008 presentation.

Recent market conditions and economic events have had an overall negative impact on the Company’s operations and related financial results. As a result of acquisitions, the Company has goodwill of approximately

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

$731.4 million at December 31, 2008. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and other Intangible Assets” and consistent with prior years, the Company’s policy is to perform an annual impairment test for each reporting unit in the fourth quarter or sooner if circumstances indicate a possible impairment. The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth, cash flows, market multiples and discount rates. Forecasts of future operations are based, in part, on operating results and management’s expectations as to future market conditions. Many of the factors used in assessing fair value are outside the control of management including future economic and market conditions. If the fair value of a reporting unit exceeds its carrying value, then its goodwill is not considered impaired. In the event that the carrying value of a reporting unit exceeds its fair value, then further testing must be performed to determine if the carrying value of goodwill exceeds the fair value of goodwill. The Company’s annual evaluation in 2008 resulted in an impairment loss of $19.7 million ($19.5 million net of tax) in the Data Services segment based primarily upon diminished earnings and cash flow expectations for the lead generation reporting unit and lower residual valuation multiples existing in the present market conditions. The lead generation reporting unit is 70% owned by First Advantage and 30% owned by First American; therefore, the Company recorded a reduction of minority interest expense of $5.7 million related to the impairment loss. See Note 5 – Goodwill and Intangible Assets for additional information regarding the impairment loss. Due to significant volatility in the current markets, the Company’s operations may be negatively impacted in the future to the extent that exposure to impairment losses may be increased.

As part of the Company’s streamlining initiative, in the second quarter of 2008, First Advantage sold First Advantage Investigative Services (“FAIS”), which was included in our Investigative and Litigation Support Services segment, and Credit Management Solutions Inc. (“CMSI”), which was included in our Dealer Services segment. The 2008 results of these businesses’ operations are reflected in the Company’s Consolidated Statements of Income and Comprehensive (Loss) Income as discontinued operations. The results of these businesses’ operations in the prior periods have been reclassified to conform to the 2008 classification.

In October 2007, the Company completed the sale of its US Search business. US Search was included in our Data Services segment. With the growth of First Advantage, a consumer-driven people locator service no longer fit into the Company’s core business strategy. The 2007 results of this business’ operations are reflected in the Company’s Consolidated Statements of Income and Comprehensive (Loss) Income as discontinued operations. The results of this business’ operations in 2006 have been reclassified to conform to the 2007 classification.

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

On March 1, 2007, John Long submitted his resignation as the Chief Executive Officer and as a director of the Company, effective as of March 30, 2007. In connection with his resignation from the Company, Mr. Long and First Advantage entered into a Transition Agreement dated as of March 2, 2007. The Transition Agreement provides that Mr. Long receive cash severance of $4.4 million; $2.2 million was paid in March 2007 and the remaining payment of $2.2 million was paid in March 2008. Mr. Long received an acceleration of his unvested options and two restricted stock awards, effective March 30, 2007. An additional restricted stock award made to Mr. Long will vest during the term of restrictive covenants set forth in the Transition Agreement. Restricted stock units, previously granted to Mr. Long, will continue to vest according to the terms of First Advantage’s 2003 Incentive Compensation Plan. Based on the recommendation of the Compensation Committee, the Transition Agreement was approved by First Advantage’s board of directors on March 1, 2007. In connection

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

with the Transition Agreement, First Advantage recorded compensation expense of $8.0 million in the first quarter of 2007, reflecting the value of the cash severance payment of $4.4 million and the value of the previously unvested restricted stock, restricted stock units and stock options. The $8.0 million of compensation expense reduced net income for the year ended December 31, 2007 by $4.7 million or $0.08 per diluted share.

Principles of Consolidation

The consolidated financial statements for the three years ended December 31, 2008 include the accounts of the Company and all majority owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the statements. Actual results could differ from the estimates and assumptions used.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments at December 31, 2008 and 2007, which includes cash and cash equivalents, marketable equity securities and accounts receivable, approximates fair value because of the short maturity of those instruments. The Company’s marketable equity securities are classified as available for sale securities. Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported, net of taxes, as accumulated other comprehensive (loss) income. The Company considers its variable rate debt to be representative of current market rates and, accordingly, estimates that the recorded amounts approximate fair market value. Fair value estimates of its fixed rate debt were determined using discounted cash flow methods with a discount rate of 3.25% and 7.25%, which are the estimated rates that similar instruments could be negotiated at December 31, 2008 and 2007, respectively.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are summarized as follows:

	December 31, 2008		December 31, 2007
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$52,361	$52,361	$76,060	$76,060
Accounts receivable	121,531	121,531	148,875	148,875
Marketable equity securities	30,365	30,365	85,476	85,476
Long-term debt and capital leases	(32,829)	(32,699)	(32,686)	(32,464)

Cash Equivalents

The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less.

Marketable Equity Securities

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurments”. In accordance with SFAS No. 157, we value our marketable equity securities at fair value. Our marketable securities are valued

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

using quoted market prices (Level 1). FSP No. 157-2, “Effective Date of FASB Statement No. 157,” delays the effective date of SFAS No. 157 for non-financial assets and liabilities until January 1, 2009.

Equity securities consist of the investment in DealerTrack common stock. The Company classifies the investment in DealerTrack as available for sale. Any temporary change in the value based on the stock price at the end of the period is recorded as an unrealized gain or loss in accumulated other comprehensive (loss) income.

Accounts Receivable

Accounts receivable are due from companies in a broad range of industries located throughout the United States and abroad. Credit is extended based on an evaluation of the customer’s financial condition, and generally, collateral is not required.

The allowance for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance for doubtful accounts against amounts due, to reduce the net recognized receivable to the amount it reasonably believes will be collected. Management believes that the allowance at December 31, 2008 and 2007 is reasonably stated.

Property and Equipment

Property and equipment are recorded at cost. Property and equipment includes computer software acquired and developed for internal use. Software development costs are capitalized from the time technological feasibility is established until the software is ready for use.

The Company follows Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires the Company to capitalize interest costs incurred and certain payroll-related costs of employees directly associated with developing software in addition to incremental payments to third parties. The Company capitalized interest of approximately $0.5 million and $0.9 million in the years ended December 31, 2008 and 2007, respectively.

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

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Goodwill, Customer Lists and Other Identifiable Intangible Assets

Customer lists are amortized using the straight-line method over their estimated useful lives, ranging from 4 to 20 years. Other identifiable intangibles, which include covenants not to compete and trade names, are amortized straight-line method over their estimated useful lives, ranging from 2 to 20 years. The Company regularly evaluates the amortization period assigned to each intangible asset to ensure that there have not been any events or circumstances that warrant revised estimates of useful lives. The annual test for impairment was performed in the fourth quarter of 2008 by management, and no impairment of customer lists and other identifiable intangible assets was recorded.

Under SFAS No.142, “Goodwill and Other Intangible Assets,” the impairment testing process includes two steps. The first step (“Step 1”) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis and market approach valuations. If the fair value of the reporting unit exceeds its book value, the goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second step (“Step 2”) must be completed to determine if the fair value of the goodwill exceeds the book value of the goodwill.

Step 2 involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

The Company’s annual evaluation in 2008 resulted in an impairment loss of $19.7 million ($19.5 million net of tax) in the Data Services segment based primarily upon diminished earnings and cash flow expectations for the lead generation reporting unit and residual multiples existing in the present market conditions. The lead generation reporting unit is 70% owned by First Advantage and 30% owned by First American; therefore, the Company recorded a reduction of minority interest expense of $5.7 million related to the impairment loss. See Note 5 – Goodwill and Intangible Assets for additional information regarding the impairment loss.

Purchase Accounting

The purchase method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values. In most instances there is not a readily defined or listed market price for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangible assets, in particular is very subjective. The Company generally uses internal cash flow models and in certain instances third party valuations in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired, including goodwill and other identifiable intangible assets and related amortization expense. The Company does not anticipate that revisions to the amounts allocated to the acquired assets and liabilities, if any, will be significant to the Company’s financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Income Taxes

Taxes are based on income for financial reporting purposes and include deferred taxes applicable to temporary differences between the financial statement carrying amount and the tax basis of certain of the Company’s assets and liabilities.

Impairment or Disposal of Long-Lived Assets

With respect to long-lived assets to be held and used, an asset (or group of assets) will be considered impaired when the expected undiscounted cash flows from use and/or disposition are less than the asset’s carrying value. The amount of any impairment loss will be based on the difference between the carrying and fair value of the asset. The determination of fair values considers quoted market prices, if available, and prices for similar assets and the results of other valuation techniques. See Note 5 – Goodwill and Intangible Assets for additional information regarding the impairment loss.

For assets to be sold, an asset (or group of assets) that meets the criteria established by SFAS No. 144, “Accounting for the Impairment of Disposal of Long Lived Assets” for classification of assets held for sale will be carried at the lower of carrying amount or fair value less cost to sell.

As part of the Company’s streamlining initiative, in the second quarter of 2008, First Advantage sold FAIS and CMSI. In October 2007, the Company completed the sale of its US Search business. See Note 4 – Discontinued Operations for additional information regarding the sales.

Revenue Recognition

Revenue from the sale of reports and leads is recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery. Revenue from investigative services is recognized as services are performed. In accordance with generally accepted accounting principles, the Company includes reimbursed government fees in revenue and in cost of service.

Revenue via the eAdvertising network of the Data Services segment is recognized when transactions are completed as evidenced by qualifying actions by end users of the publishers and/or advertiser on the proprietary eAdvertising network. Revenue as a result of list management services is recognized when transactions are completed as evidenced by qualifying actions of end users. In most instances, the qualifying action that completes the earnings process is the submission of an on-line form that generates a sales lead via the internet.

Membership fees, billed monthly to member’s accounts, are recognized in the month the fee is earned. A portion of the membership revenue received is paid in the form of a commission to clients and is reflected in cost of service revenue. Revenue earned from providing services to third party issuers of membership based consumer products is recognized at the time the service is provided, generally on a monthly basis.

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

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Comprehensive (Loss) Income

SFAS No. 130, “Reporting Comprehensive Income”, governs the financial statement presentation of changes in stockholders’ equity resulting from non-owner sources. Comprehensive income includes all changes in equity except those resulting from investments by owners and distribution to owners. Specifically, foreign currency translation adjustments and unrealized gains on investment are recorded in other comprehensive (loss) income.

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

Commencing with the first quarter of fiscal 2006, the Company began transitioning from the Black-Scholes options model to a lattice model to estimate the fair value of new employee stock options on the date of grant. The Company believes the lattice option pricing model provides a more refined estimate of the fair value of our employee stock options. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model for all grants prior to January 1, 2006. For option grants in January 2006 and thereafter, the fair value of each option grant is estimated on the date of the grant using the lattice option pricing model. The option pricing models incorporate the following. There were no options granted in the year ended December 31, 2008.

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

As share-based compensation expense recognized in the Consolidated Statements of Income and Comprehensive (Loss) Income for the years ended December 31, 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for forfeitures.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

In the first quarter of 2008, the Company changed from granting stock options as the primary means of share-based compensation to granting restricted stock units (“RSU”). The fair value of any RSU grant is based on the market value of the Company’s shares on the date of the grant and is recognized as compensation expense over the vesting period. RSUs generally vest over three years at a rate of 33.3% for the first two years and 33.4% for last year. See Note 15 – Stock Option Plans for additional information related to options and restricted stock.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R (revised 2007) “Business Combinations” (“SFAS 141(R)”). This replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) is effective at the beginning of a company’s first fiscal year after December 15, 2008. The adoption of SFAS 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective at the beginning of a company’s first fiscal year after December 15, 2008. The adoption of SFAS 160 will change our balance sheet and income statement presentation for noncontrolling interest.

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

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

3. Acquisitions

During 2008, the Company acquired one business for approximately $16.3 million cash. The acquisition was in the Employer Services segment. The preliminary allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with SFAS No.141, “Business Combinations.” In addition, the Company paid consideration of approximately $43.1 million in cash and $3.0 million in debt related to earnout provisions from prior year acquisitions and an additional purchase of a portion of the minority interest in LeadClick.

The aggregate purchase price of the acquisition and the earnouts completed during 2008 is as follows:

(in thousands)
Cash	$59,372
Notes payable	3,026

$62,398

The cash paid includes $2.4 million contributed by First American to LeadClick Holding Company, LLC (70% owned by First Advantage and 30% owned by First American), a consolidated subsidiary of First Advantage, to fund their portion of the acquisition cost.

The preliminary allocation of the aggregate purchase price of these acquisitions and the earnouts are as follows:

(in thousands)
Goodwill	$59,417
Identifiable intangible assets	2,308
Net assets acquired	673

$62,398

The changes in the carrying amount of goodwill, by operating segment, for the year ended December 31, 2008 are as follows:

(in thousands)	Balance at December 31, 2007	Acquisitions	Impairment loss	Adjustments to net assets acquired	Balance at December 31, 2008
Lender Services	$51,088	$894	$—	$(468)	$51,514
Data Services	230,115	8,008	(19,734)	510	218,899
Dealer Services	55,155	—	—	515	55,670
Employer Services	245,316	30,406	—	(3,261)	272,461
Multifamily Services	49,100	—	—	74	49,174
Investigative and Litigation Support Services	63,745	20,109	—	(203)	83,651

Consolidated	$694,519	$59,417	$(19,734)	$(2,833)	$731,369

The adjustments to net assets acquired represent post acquisition adjustments for those companies not acquired in the period.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

In applying the purchase method of accounting, management undertook a comprehensive review of the acquired entity to ensure that all identifiable assets and liabilities are properly recorded at their fair value. The acquisition of this company was based on management’s consideration of past and expected future performance as well as the potential strategic fit with the long-term goals of First Advantage. The expected long-term growth, market position and expected synergies to be generated by inclusion of this company are the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill.

In determining fair value, the Company utilizes a variety of valuation techniques including discounted cash flow analysis. All excess purchase price is appropriately recorded as goodwill. The useful lives for all assets recorded in purchase accounting are based on market conditions, contractual terms and other appropriate factors.

In connection with the 2005 acquisition of LeadClick, the Company and First American are obligated to purchase the remaining 25% interest in LeadClick ratably over the following three years unless the period is extended by mutual agreement of the parties. During 2008, the Company acquired 8.5% interest for $8.0 million. During 2007, the Company acquired 8.5% interest for $12.6 million.

Certain acquisitions have success consideration payments or earn-out provisions included in the purchase agreements. At December 31, 2008, the Company estimates that approximately $23.6 million in additional consideration will be paid in the next twelve months in connection with these acquisitions. The payments will be in the form of cash and/or stock. The actual amount of the consideration is dependent upon the future operating results of the respective acquisitions. The Company will record the fair value of the additional consideration issued as an additional cost of the respective acquired entities at such time as the contingency is resolved and the additional consideration is distributable. The additional cost will be recorded to goodwill.

4. Discontinued Operations

As discussed in Note 2, in the second quarter of 2008, First Advantage sold FAIS, which was included in our Investigative and Litigation Support Services segment, and CMSI, which was included in our Dealer Services segment. The 2008 results of these businesses’ operations are reflected in the Company’s Consolidated Statements of Income and Comprehensive (Loss) Income as discontinued operations. The results of these businesses’ operations in the prior periods have been reclassified to conform to the 2008 classification.

In October 2007, the Company completed the sale of its consumer business, US Search. US Search was included in our Data Services segment. With the growth of First Advantage, a consumer-driven people locator service no longer fit into the Company’s core business strategy. The 2007 results of this business’ operations are reflected in the Company’s Consolidated Statements of Income and Comprehensive (Loss) Income as discontinued operations. The results of this business’ operations in 2006 have been reclassified to conform to the 2007 classification.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the years ended December 31, 2008, 2007 and 2006.

(in thousands, except per share amounts)	2008	2007	2006
Total revenue	$7,671	$41,176	$43,952

Loss from discontinued operations before income taxes	$(1,651)	$(280)	$(237)
(Loss) gain on sale of discontinued operations before income taxes	(5,504)	20,440	—

Income tax (benefit) expense	(2,914)	8,175	(97)

(Loss) income from discontinued operations, net of tax	$(4,241)	$11,985	$(140)

(Loss) earnings per share:
Basic	$(0.07)	$0.21	$—

Diluted	$(0.07)	$0.21	$—

Weighted-average common shares outstanding:
Basic	59,392	58,871	57,502
Diluted	59,499	59,121	58,079

At December 31, 2007, the Company classified certain assets and liabilities associated with the discontinued operations as assets of discontinued operations and liabilities of discontinued operations in the Consolidated Balance Sheets in accordance with the guidance in the SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

(in thousands)
Cash and cash equivalents	$540
Accounts receivable, net of allowance for doubtful accounts of $410	2,765
Prepaid expenses and other assets	309
Property and equipment, net	4,641
Goodwill	1,225
Customer lists, net	2,552
Other intangible assets, net	4
Other assets	16

Total assets of discontinued operations	12,052
Accounts payable	585
Accrued compensation	2,145
Accrued liabilities	239
Deferred income	1,526
Other long term liabilities	494

Total liabilities of discontinued operations	4,989

Total net assets of businesses held for sale	$7,063

5. Goodwill and Intangible Assets

The Company’s reporting units for purposes of allocating goodwill and testing for impairment are the following: (i) lender services; (ii) data services (specialty finance lending, transportation, consumer credit, lead

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

generation); (iii) dealer services; (iv) employer services; (v) multifamily services; and (vi) investigative and litigation services.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company’s management completed the 2008 goodwill impairment test performed in the fourth quarter for all reporting units. The goodwill impairment analysis is performed on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level, by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. The Company determines the fair market value of our reporting units based on projected discounted future results and the use of comparative market multiples where available. The use of comparative market multiples (the market approach) compares the reporting unit to other comparable companies based on valuation multiples to arrive at a fair value. The use of projected discounted future results (discounted cash flow approach) is based on assumptions that are consistent with our estimates of future growth and the strategic plan used to manage the underlying business. Factors requiring significant judgment include assumptions related to future growth rates, discount factors, cash flow and market capitalization analysis, amongst other considerations. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment loss.

The Company’s annual evaluation in 2008 resulted in an impairment loss of $19.7 million ($19.5 million net of tax) in the Data Services segment based primarily upon diminished earnings and cash flow expectations for the lead generation reporting unit and lower residual valuation multiples existing in the present market conditions. The lead generation reporting unit is 70% owned by First Advantage and 30% owned by First American; therefore, the Company recorded a reduction of minority interest expense of $5.7 million related to the impairment loss.

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing during the year ended December 31, 2008 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment losses in future periods, whether in connection with the Company’s next annual impairment testing in the fourth quarter of 2009 or prior to that, if any such change constitutes a triggering event in other than the quarter in which the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Goodwill and other identifiable intangible assets for the years ended December 31, 2008 and 2007 are as follows:

(in thousands)	2008	2007
Goodwill	$731,369	$694,519

Customer lists	$95,446	$93,712
Less accumulated amortization	(41,633)	(30,229)

Customer lists, net	$53,813	$63,483

Other identifiable intangible assets:
Noncompete agreements	11,783	14,717
Trade names	21,631	21,620

	33,414	36,337
Less accumulated amortization	(16,169)	(13,326)

Other identifiable intangible assets, net	$17,245	$23,011

An impairment loss of $1.3 million was recorded for the year ended December 31, 2008 in the Dealer Services segment. The charge is related to the write-off of the net book value of the automotive lead generation business’ identifiable intangible assets and customer list. The impairment loss was incurred due to the challenging credit market and the negative impact to the automotive lead generation business.

Goodwill of approximately $0.8 million in 2008 and $1.7 million in 2007 was disposed of as part of the sale of CMSI and FAIS, and US Search, respectively.

Amortization expense of customer lists and other identifiable intangible assets was approximately $15.9 million, $16.0 million and $15.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense relating to customer lists and other identifiable intangible asset balances as of December 31, 2008 is expected to be as follows over the next five years:

(in thousands)

Year ending December 31,
2009	$14,592
2010	13,881
2011	11,278
2012	10,202
2013	8,797
Thereafter	12,308

$71,058

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

The change in the carrying amount of identifiable intangible assets is as follows for the year ended December 31, 2008:

(in thousands)	Other Intangible Assets	Customer Lists
Balance, at December 31, 2007	$23,011	$63,483
Acquisitions	—	2,082
Adjustments	216	29
Impairment loss	(1,120)	(461)
Amortization	(4,862)	(11,320)

Balance, at December 31, 2008	$17,245	$53,813

6. Property and Equipment

As of December 31, 2008 and 2007, property and equipment is as follows:

(in thousands)	2008	2007
Furniture and equipment	$18,504	$18,628
Data processing equipment	30,635	28,322
Capitalized software	133,972	115,480
Leasehold improvements	11,520	11,552

	194,631	173,982
Less accumulated depreciation	(112,824)	(97,674)

Property and equipment, net	$81,807	$76,308

Depreciation and amortization expense was approximately $23.6 million, $21.0 million and $16.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

7. Database Development Costs

Database development costs for the years ended December 31, 2008 and 2007 are as follows:

(in thousands)	2008	2007
Eviction data	$15,290	$18,349
Criminal data	5,225	4,333
Sub-prime credit data	2,016	1,912
Less accumulated amortization	(10,694)	(13,489)

Database development costs	$11,837	$11,105

Amortization expense relating to database development costs was approximately $3.1 million, $2.9 million and $2.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

8. Investment in Marketable Equity Securities

During March 2003, the Company exchanged its equity interest in a subsidiary of CMSI, a division of the CIG Business, for a 21% equity interest in DealerTrack, a leading provider of transformational business processes for the auto finance industry. The transaction was accounted for at fair value. The investment in DealerTrack was accounted for using the equity method. An investor using the equity method initially records an investment at cost. Subsequently, the carrying amount of the investment is increased to reflect the investor’s share of income of the investee and is reduced to reflect the investor’s share of losses of the investee or dividends received from the investee. The cost of the investment exceeded the Company’s ownership interest in the equity of DealerTrack by approximately $28.6 million at the date of acquisition and the excess purchase price was accounted for as goodwill.

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

In October 2006, DealerTrack completed a follow-on offering of its stock. As a result of the offering, the Company recognized a pretax investment gain of approximately $7.0 million. The sale of the stock was at a price per share in excess of its carrying value. As a result of the issuance of the shares, the Company’s ownership interest in DealerTrack decreased from approximately 16% to 14%.

In October 2007, the Company sold 2,875,000 shares of DealerTrack common stock. The sale resulted in a gain, before income taxes, of approximately $97.4 million or $0.99 per diluted share. After the sale, First Advantage owns approximately 2,553,000 shares of DealerTrack common stock, which is approximately 6% of the outstanding shares. As a result, the Company discontinued using the equity method of accounting for its remaining investment in DealerTrack. The investment is classified as marketable equity securities on the Consolidated Balance Sheets at December 31, 2008 and 2007. The unrealized loss of $55.1 million ($33.0 million net of tax) and unrealized gain of $58.2 million ($34.9 million net of tax) for the years ended December 31, 2008 and 2007, respectively were recorded in accumulated other comprehensive (loss) income, as a component of stockholders’ equity. As of February 25, 2009, the market value of the DealerTrack stock has decreased to approximately $27.1 million.

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

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

The interest rate is based on one of two options consisting of 1) the higher of Federal Funds Rate plus  1/2% and Bank of America’s announced “Prime Rate” or 2) a “LIBOR based rate”. The “LIBOR based rate” is based on LIBOR plus a margin that can range from 1.125% to 1.75% (based on progressive levels of leverage). First Advantage management must elect one of the term based LIBOR options up to three days prior to its utilization.

The Credit Agreement contains usual and customary negative covenants for transactions of this type including but not limited to those regarding liens, investments, creation of indebtedness and fundamental changes, as well as financial covenants of consolidated leverage ratio and minimum consolidated fixed charge coverage ratio.

The Credit Agreement contains usual and customary provisions regarding acceleration. In the event of a default by the Company under the credit facility, the lenders will have no further obligation to make loans or issue letters of credit and in some cases may, at the option of a majority of the lenders, declare all amounts owed by the Company immediately due and payable and require the Company to provide collateral, and in some cases any amounts owed by the Company under the credit facility will automatically become immediately due and payable. The Credit Agreement is collateralized by the stock and accounts receivable of the Company’s subsidiaries.

At December 31, 2008 and 2007, the Company was in compliance with the financial covenants of its loan agreement, except for the Consolidated to Fixed Charge Coverage Ratio for the quarter ended December 31, 2008. The Company was not in default under the credit agreement in that compliance with this covenant was waived by the required members of the loan syndicate for the quarter ended December 31, 2008.

Long-term debt consists of the following at December 31:

(in thousands)	2008	2007
Acquisition notes:
Weighted average interest rate of 3.7% and 6.3% at December 31, 2008 and 2007, respectively, with maturities through 2011	$16,697	$32,520
Bank notes:
$225 million Secured Credit Facility, interest at 30-day LIBOR plus 1.13% (2.08% at December 31, 2008) matures September 2010	15,000	—
Capital leases and other debt:
Various interest rates with maturities through 2011	1,132	166

Total long-term debt and capital leases	32,829	32,686
Less current portion of long-term debt and capital leases	9,891	18,282

Long-term debt and capital leases, net of current portion	$22,938	$14,404

Aggregate maturities of long-term borrowings over the next three years are as follows:

(in thousands)

Year ending December 31,
2009	$9,891
2010	22,514
2011	424

Total	$32,829

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

10. Income Taxes

For income tax purposes, the domestic and foreign components of income from continuing operations before income taxes, including minority interest were as follows:

(in thousands)	2008	2007	2006
Domestic	$75,586	$206,430	$111,935
Foreign	591	5,223	2,236

Total	$76,177	$211,653	$114,171

The provision (benefit) for income taxes from continuing operations is summarized as follows:

(in thousands)	2008	2007	2006
Current:
Federal	$28,077	$71,574	$36,366
State	4,728	14,927	2,893
Foreign	1,644	2,575	1,065

	34,449	89,076	40,324

Deferred:
Federal	2,821	(3,060)	6,427
State	956	(20)	1,343
Foreign	(1,147)	(465)	(224)

	2,630	(3,545)	7,546

Total current and deferred	$37,079	$85,531	$47,870

Income taxes for continuing operations differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of the difference is as follows:

(in thousands)	2008	2007	2006
Taxes calculated at federal rate	$26,655	$74,079	$39,877
State taxes, net of federal benefit	3,772	9,689	2,753
Impairment of non-deductible goodwill	6,778	—	—
Other items, net	(126)	1,763	5,240

	$37,079	$85,531	$47,870

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

The primary components of temporary differences that give rise to the Company’s net deferred tax liability are as follows:

(in thousands)	2008	2007
Deferred tax assets:
Federal net operating loss carryforwards	$6,983	$7,717
State net operating loss carryforwards	4,263	4,546
Foreign net operating loss carryforwards	853	—
State tax	4,429	6,394
Bad debt reserves	3,514	2,978
Employee benefits	17,350	15,532
Accrued expenses and loss reserves	2,727	2,055
Other	226	298
Less: valuation allowance	(4,242)	(3,690)

	36,103	35,830

Deferred tax liabilities:
Depreciable and amortizable assets	72,225	66,533
Marketable equity securities	5,682	29,241
Other	3,153	4,818

	81,060	100,592

Net deferred tax liability	$44,957	$64,762

As of December 31, 2008, the Company estimates that federal and state net operating loss carry forwards of approximately $20.0 million and $0.3 million, respectively, will be available to reduce future taxable income after taking into account various federal and state limitations on the utilization of such net operating loss carry forwards.

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

As of December 31, 2008, United States taxes were not provided on income of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely. Income from continuing operations before income taxes and minority interest for foreign subsidiaries was $0.6 million for the year ended December 31, 2008. If in the future this income is repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2005, and state and local, and non-U.S. income tax examinations by tax authorities before 2003. In February 2008, the Internal Revenue Service (“IRS”) initiated an examination

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

of First Advantage’s consolidated 2005 federal income tax return which the Company does not anticipate will result in material adjustments. In 2007, the IRS initiated an examination of the separately filed 2005 federal income tax return of Leadclick Media, Inc. The IRS completed this examination with no material adjustments to the financial statements.

As of December 31, 2008, the Company has a $4.2 million total liability recorded for unrecognized tax benefits as well as a $0.3 million total liability for income tax related interest. As of December 31, 2007, the Company recorded unrecognized tax benefits related liabilities for interest and penalties of $0.3 million and $0.6 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.9 million. The majority of the unrecognized tax benefits that would affect the effective tax rate and associated interest, relates to foreign operations. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2009.

	Federal and State	International	Total Uncertain Tax Liabilities and Benefits
Balance, at December 31, 2006	$770	$—	$770
Increase in current period balances	143	1,065	1,208
Decrease in current period balances	(324)	—	(324)

Balance, at December 31, 2007	$589	$1,065	$1,654

Increase in current period balances	2,810	201	3,011
Decrease in current period balances	(335)	—	(335)
Reductions due to expired statutes of limitations	(150)	—	(150)

Balance, at December 31, 2008	$2,914	$1,266	$4,180

11. Employee Benefits

Effective January 1, 2004, the Company created the First Advantage Corporation 401(k) Plan (the “Savings Plan”). All employees of the Company who participated in the First American Corporation 401(k) Savings Plan (the “First American Plan”) were transferred into the Savings Plan. A total of 2.0 million shares of First Advantage Class A common stock are reserved for issuance in connection with the Company’s Savings Plan. The Savings Plan allows for employee-elective contributions up to the maximum deductible amount as determined by the Internal Revenue Code. In previous years, the Company made contributions to the Savings Plan based on profitability, as well as contributions of the participants. Beginning for the 2006 plan year, the Company is matching dollar for dollar up to three percent of the employees’ eligible pay. The Company’s expense related to the Savings Plan amounted to approximately $3.9 million, $4.1 million, and $3.4 million for the years ended December 31, 2008, 2007, and 2006 respectively.

Certain employees of the Company are eligible to participate in First American’s defined benefit pension plan. The Company expensed payments to the pension plan of approximately $0.3 million and $0.5 million for the years ended December 31, 2007 and 2006, respectively. There was no pension expense for the year ended December 31, 2008. The actuarial present value of accumulated plan benefits and net assets available for benefits to the Company’s employees under this plan is not readily available.

In August 2003, the Company’s board of directors approved the First Advantage Corporation 2003 Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, allows eligible employees to purchase First Advantage

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Class A common stock through payroll deductions for 85% of the fair market value of the First Advantage Class A common stock. Participation in the plan is voluntary. Eligible employees may participate by authorizing payroll deductions of up to 15% of their base pay for each payroll period. At the end of each one-month offering period, each participant will receive an amount of First Advantage Class A common stock equal to the sum of that participant’s payroll deductions during such period divided by 85% of the fair market value of the common stock at the end of the period. No employee may participate in the plan if such employee owns or would own after the purchase of shares under the plan, 5% or more of the voting power of all classes of First Advantage stock. Shares of First Advantage Class A common stock issued under the Stock Purchase Plan must be held for a period of one year. A total of 1.0 million shares of First Advantage Class A common stock are reserved for issuance under the plan. A total of 55,660, 62,044 and 63,608 shares were issued in connection with the plan during the years ended December 31, 2008, 2007 and 2006, respectively.

12. Related Parties

First American provides certain legal, financial, technology, administrative and managerial support services to the Company. A service agreement was entered into on January 1, 2004. Under the terms of the agreement, human resources systems and payroll systems and support, network services and financial systems are provided at an annual cost of approximately $0.3 million. The initial term of the agreement is for one year, and self renews every six months. In addition, certain other services including corporate insurance, personal property leasing, software licensing and maintenance, and company car programs are provided at actual cost. The Company incurred approximately $8.5 million, $9.5 million, and $9.5 million in operating expenses for the years ended December 31, 2008, 2007 and 2006, respectively.

First American and certain affiliates provided sales and marketing, legal, financial, technology, leased facilities, leased equipment and other administrative services to the CIG Business. As part of the acquisition of the CIG Business, an amended and restated services agreement was entered into on September 14, 2005. Under the terms of the new agreement, human resources systems and payroll systems and support, network services and financial systems are provided at an annual cost of approximately $4.5 million. The amounts allocated to the CIG Business prior to September 14, 2005 were based on management’s assumptions (primarily usage, time incurred and number of employees) as to the proportion of the services used by the CIG Business in relation to the actual costs incurred by First American and affiliates in providing the services. The Company incurred approximately $4.5 million in service fees for the years ended December 31, 2008, 2007 and 2006, respectively. The initial term of the agreement was for one year, and self renews every six months.

The Company also entered into an agreement with First American to lease the Company’s headquarters’ office space in Poway, California. The lease was for an initial lease term of five years to commence on the closing date with a one-time option to renew the term for an additional five years. The rent payable under the lease is approximately $169,000 a month and the Company is obligated to pay all costs and expenses related to the property, including operating expenses, maintenance and taxes. The Company incurred approximately $2.0 million in rent expense for the years ended December 31, 2008, 2007 and 2006.

Effective January 1, 2003, the Company and a subsidiary of First American entered into an agreement whereby the Company will act as an agent in selling renters insurance. The Company receives a commission of 12% of the insurance premiums and 20% of the profits (as defined in the agreement) of the insurance premiums written. Commissions earned in 2008, 2007 and 2006 were approximately $2.5 million, $1.9 million and $0.9 million, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

The Company performs employment screening, credit reporting and hiring management services for First American. Total revenue from First American was approximately $4.1 million, $3.0 million and $2.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

First American Real Estate Solutions, LLC (“FARES”), a joint venture between First American and Experian Information Solutions, Inc. (“Experian”), owns 50% of a joint venture that provides mortgage credit reports and operations support to a nationwide mortgage lender. FARES records the 50% share of the earnings of the joint venture using the equity method of accounting. In connection with the 2005 acquisition of the CIG Business, FARES entered into an outsourcing agreement where the Company continues to provide these services to the nationwide mortgage lender. These joint venture related earnings are included in service revenue in the accompanying combined statements of income and totaled $5.3 million, $4.8 million, and $5.2 million, for the years ended December 31, 2008, 2007 and 2006, respectively. Effective January 1, 2008, the Company entered into two agreements (Computer License agreement and a Service Agreement) with Rels Reporting Services, which replaced the original agreements that had provided for charging merge fees on credit reports issued and the reimbursement of the majority of operating costs. These new agreements incorporate a transaction fee and a fixed fee for services, and minimize the reimbursement of operating costs. This management fee is included in service revenue and was $9.8 million for the year ended December 31, 2008. The prior years merge fees and the reimbursed operating costs were $9.4 million, and $10.3 million for the years ended December 31, 2007 and 2006, respectively and are included in service revenue in the accompanying combined statement of income. The residual reimbursement for operating costs were $0.4 million, $0.5 million, and $2.7 million, for the years ended December 31, 2008, 2007 and 2006, respectively. The reimbursement of operating costs is reflected as a reduction in operating expenses in the accompanying financial statements.

First American CoreLogic (“FACL”) and First Advantage’s Lender Services segment have partnered to provide a major national lender consumer data from the FACL databases in a Fair Credit Reporting Act (“FCRA”) compliant method. First Advantage purchases of data from FACL totaled $1.9 million and $0.2 million in 2008 and 2007 respectively. The Company did not purchase any data in 2006.

Experian owns approximately 6% of a combination of First Advantage’s Class A and Class B common shares and is considered a related party. The cost of credit reports purchased by the Company from Experian was $24.9 million, $28.8 million, and $30.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company sells background and lead generation services to Experian. Total revenue from these sales was $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

13. Commitments and Contingencies

Operating Leases

The Company leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company will pay insurance and taxes. Rent expense under operating leases was approximately $21.7 million, $23.3 million and $22.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Future minimum rental payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008, are as follows:

(in thousands)

Year ending December 31,
2009	$14,164
2010	10,695
2011	8,265
2012	6,608
2013	6,751
Thereafter	14,465

$60,948

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. The Company does not believe that the outcome of any pending or threatened litigation will have a material adverse effect on the Company’s financial position or operating results.

14. Earnings Per Share

Pursuant to the provisions of SFAS No.128 “Earnings Per Share”, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Dilutive common stock equivalents represent shares issuable upon assumed exercise of stock options and warrants. Options and warrants totaling 3,310,547; 2,872,378 and 1,531,733 in 2008, 2007 and 2006, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

(in thousands, except per share amounts)	2008	2007	2006
Income from continuing operations	$39,098	$126,122	$66,301
Loss from discontinued operations, net of tax	(973)	(152)	(140)
(Loss) gain on sale of discontinued operations, net of tax	(3,268)	12,137	—

Net income—numerator for basic and full diluted earnings per share	$34,857	$138,107	$66,161

Denominator:
Weighted-average shares for basic earnings per share	59,392	58,871	57,502
Effect of restricted stock	97	101	47
Effect of contingent shares related to DealerTrack	—	—	367
Effect of dilutive securities—employee stock options and warrants	10	149	163

Denominator for diluted earnings per share	59,499	59,121	58,079

Earnings per share
Basic:
Income from continuing operations	$0.66	$2.14	$1.15
Loss from discontinued operations, net of tax	(0.02)	—	—
(Loss) gain on sale of discontinued operations, net of tax	(0.05)	0.21	—

Net income	$0.59	$2.35	$1.15

Diluted:
Income from continuing operations	$0.66	$2.13	$1.14
Loss from discontinued operations, net of tax	(0.02)	—	—
(Loss) gain on sale of discontinued operations, net of tax	(0.05)	0.21	—

Net income	$0.59	$2.34	$1.14

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

For the Years Ended December 31, 2008, 2007 and 2006

any awards subject to any such acceleration, payment, adjustment or conversion cannot be exercised after, or will terminate as of, a change of control transaction.

Options vest over three years at a rate of 33.4% for the first year and 33.3% for each of the two following years. The option grant expires ten years after the grant date. As of January 1, 2006, the Company accounts for these share-based grants in accordance with SFAS No. 123R, which requires that the cost resulting from all share-based payment transactions, be recognized in the financial statements. Share-based compensation expense for the years ended December 31, 2008, 2007 and 2006 was $9.1 million ($6.0 million after tax or $0.10 per basic and diluted share), $12.8 million ($8.3 million after tax or $0.15 per basic and diluted share) and $10.1 million ($7.4 million after tax or $0.13 per basic and diluted share), respectively. Prior to adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for its share-based awards. Under the provisions of APB Opinion No. 25, the company was not required to recognize compensation expense for the cost of stock options or shares issued under the Company’s Stock Purchase Plan.

As of December 31, 2008, $2.6 million of total unrecognized compensation costs related to non-vested options is expected to be recognized over a weighted average period of 0.79 years. There were no share-based compensation costs capitalized as of December 31, 2008.

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

As of December 31, 2008, $13.1 million of total unrecognized compensation costs related to non-vested restricted stock awards is expected to be recognized over a weighted average period of 1.75 years.

Warrants and Options to Purchase Class A Common Stock, Assumed in the Merger

The Company agreed to assume the obligations of US Search contained in all warrants to purchase common stock of US Search outstanding on the closing date of the merger. Pursuant to the merger agreement and the terms of the warrants, the holders of the warrants are entitled to receive upon exercise thereof 0.04 of a share of First Advantage Class A common stock for each share of US Search common stock that such warrant holder would have been entitled to receive pursuant to the warrant prior to the closing of the merger. The Company had outstanding warrants to purchase up to 41,462 shares of its common stock at an exercise price of $12.05 per share as of December 31, 2008.

All outstanding stock options, stock appreciation rights, limited stock appreciation rights and stock purchase rights of US Search were assumed by the Company and converted automatically into options to purchase shares of First Advantage Class A common stock calculated in accordance with the exchange ratio, rounded down to the nearest whole share. The exercise price is equal to the exercise price per share of US Search common stock divided by the exchange ratio, rounded down to the nearest whole cent. The outstanding stock options, stock appreciation rights, limited stock appreciation rights and stock purchase rights of US Search otherwise continue to be exercisable and vest subject to the terms and conditions applicable to them before the mergers. However, all outstanding stock options issued to US Search employees and directors pursuant to the US Search Amended and Restated 1998 Stock Incentive Plan and all outstanding stock options issued to US Search’s non-employee directors pursuant to the US SEARCH.com 1999 Non-Employee Directors’ Stock Option Plan accelerated and became fully vested upon the occurrence of the mergers. As of December 31, 2008, the Company had outstanding options (previously issued by US Search) to purchase up to 43,944 shares of its common stock at exercise prices ranging from $7.03 to $225.00 per share.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Stock option activity under the Company’s stock plan since December 31, 2007 is summarized as follows:

(in thousands, except weighted average price)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	4,615	$22.60	$47
Options granted	—	$—
Options exercised	(223)	$17.72
Options canceled	(900)	$21.88

Options outstanding at December 31, 2008	3,492	$23.09	$28

Options exercisable, end of the year	2,881	$22.65	$28

In 2007, approximately 157,000 options were exercised at an average price of $16.53, approximately 253,000 options were forfeited at an average price of $23.84, and approximately 824,000 options were granted at an average price of $25.47.

In 2006, approximately 75,000 options were exercised at an average price of $16.16, approximately 174,000 options were forfeited at an average price of $23.44, and approximately 947,000 options were granted at an average price of $24.46.

The total intrinsic value of options exercised was $0.9 million $1.3 million and $0.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.

A total of 8,408 shares were issued in conjunction with the exercise of warrants at an average price of $13.26 in 2007. A total of 1,482 shares were issued in conjunction with the exercise of warrants at an average price of $26.10 in 2006.

The following table summarizes information about stock options outstanding at December 31, 2008:

(in thousands, except weighted average price and life)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 7.00 - $ 12.50	9	2.7	$11.13	9	$11.13
$12.51 - $ 25.00	2,319	5.3	$20.85	2,054	$20.55
$25.01 - $ 50.00	1,153	6.7	$27.08	807	$27.23
$50.01 - $242.25	11	1.5	$87.63	11	$87.63

	3,492			2,881

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Restricted stock activity since December 31, 2007 is summarized as follows:

(in thousands, except weighted average fair value prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock outstanding at December 31, 2007	336	$26.10
Restricted stock granted	492	$19.61
Restricted stock forfeited	(69)	$22.38
Restricted stock vested	(127)	$25.70

Nonvested restricted stock outstanding at December 31, 2008	632	$21.53

In 2007, approximately 297,000 RSUs were granted at an average price of $26.43, approximately 16,000 were forfeited at an average price of $26.43, and approximately 114,000 were vested at an average price of $25.14.

In 2006, approximately 136,000 RSUs were granted at an average price of $26.23 and approximately 19,000 were vested at an average price of $20.46.

The following table illustrates the share-based compensation expense recognized for the three years ended December 31, 2008, 2007 and 2006. Approximately $3.4 million of the year ended December 31, 2007 share-based compensation expense is related to the former CEO’s 2007 transition agreement.

(in thousands)	2008	2007	2006
Stock options	$4,603	$7,742	$8,638
Restricted stock	4,373	4,826	1,293
Employee stock purchase plan	139	207	205

	$9,115	$12,775	$10,136

16. Segment Information

The Company operates in six primary business segments: Lender Services, Data Services, Dealer Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.

The Lender Services segment offers lenders across the country credit reporting solutions for mortgage and home equity needs.

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, criminal records reselling, specialty finance credit reporting, consumer credit reporting services and lead generation services. Revenue for the Data Services segment includes $5.1 million, $5.0 million and $4.7 million of inter-segment sales for the years ended December 31, 2008, 2007, and 2006, respectively. Approximately $6.7 million in assets for discontinued operations are excluded from the Data Services segment total in 2006 related to the sale of US Search.

The Dealer Services business segment serves the automotive dealer marketplace by delivering consolidated consumer credit reports, and automotive lead generation services. Revenue for the Dealer Services segment includes $0.1 million, of inter-segment sales for the years ended December 31, 2007 and 2006. Total assets for

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Dealer Services include approximately $30.4 million, $85.5 million and $38.5 million related to the DealerTrack investment at December 31, 2008, 2007 and 2006, respectively. Approximately $7.3 million and $8.6 million in assets for discontinued operations are excluded from the Dealer Services segment total in 2007 and 2006, respectively related to the sale of CMSI.

The Employer Services segment includes employment background screening, occupational health services, tax incentive services and hiring solutions. Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Hiring solutions include applicant tracking software, recruiting services and outsourced management of payroll and human resource functions. Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs and fleet asset management programs. Revenue for the Employer Services segment includes $0.6 million, $0.8 million and $1.0 million of inter-segment sales for the years ended December 31, 2008, 2007, and 2006, respectively.

The Multifamily Services segment includes resident screening and software services. Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories. Revenue for the Multifamily Services segment includes $0.7 million, $0.6 million, and $0.4 million of inter-segment sales for the years ended December 31, 2008, 2007, and 2006, respectively.

The Investigative and Litigation Support Services segment includes all investigative services. Products and services offered by the Investigative and Litigation Support Services segment includes, computer forensics, electronic discovery, due diligence reports and other high level investigations. Revenue from the Investigative and Litigation Support Services segment includes $0.3 million of inter-segment sales for the year ended December 31, 2006. Approximately $4.8 million and $5.0 million in assets for discontinued operations are excluded from the Investigative and Litigation Support Services segment total in 2007 and 2006, respectively related to the sale of FAIS.

The impairment losses for the years ended December 31, 2008 and 2007 are included in the respective segments’ depreciation and amortization expense.

The elimination of intra-segment revenue and cost of service revenue is included in Corporate. These transactions are recorded at cost.

International operations included in the Employer Services segment include service revenue of $43.8 million, $42.8 million, and $21.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. Total assets for the foreign background division under the Employer Services segment were $67.7 million, $69.3 million and $40.0 million at December 31, 2008, 2007 and 2006, respectively. International operations included in the Investigative and Litigation Support Services segment include service revenue of $43.3 million and $43.6 million for the years ended December 31, 2008 and 2007, respectively. Total international assets for the Investigative and Litigation Support Services segment were $11.3 million and $22.2 million at December 31, 2008 and 2007, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Selected financial information for the Company’s operations by segment for each of the past three years is as follows:

(in thousands)	Service Revenue	Depreciation and Amortization	Income (Loss) From Continuing Operations	Assets
2008
Lender Services	$128,930	$4,464	$19,955	$78,017
Data Services	146,798	10,930	6,670	309,101
Dealer Services	88,338	974	12,924	92,279
Employer Services	211,101	13,045	16,708	396,901
Multifamily Services	73,337	5,747	21,146	83,703
Investigative and Litigation Support Services	81,723	3,180	31,051	110,079
Corporate and Eliminations	(2,951)	4,253	(36,634)	65,683

Consolidated	$727,276	$42,593	$71,820	$1,135,763

2007
Lender Services	$154,399	$6,792	$33,109	$75,389
Data Services	121,788	10,250	33,687	314,928
Dealer Services	104,017	1,098	15,151	151,138
Employer Services	233,824	10,421	29,126	386,096
Multifamily Services	72,276	4,880	18,621	83,318
Investigative and Litigation Support Services	86,720	2,954	37,068	108,033
Corporate and Eliminations	(2,859)	3,325	(45,633)	100,979

Consolidated (excluding Assets for Discontinued Operations)	$770,165	$39,720	$121,129	$1,219,881

2006
Lender Services	$179,854	$6,755	$54,271	$78,556
Data Services	128,961	10,331	40,114	309,385
Dealer Services	110,746	1,236	16,444	107,967
Employer Services	195,737	8,507	19,832	345,747
Multifamily Services	68,811	4,522	15,128	78,131
Investigative and Litigation Support Services	45,007	2,607	12,256	80,092
Corporate and Eliminations	(3,807)	1,626	(37,418)	69,714

Consolidated (excluding Assets for Discontinued Operations)	$725,309	$35,584	$120,627	$1,069,592

17. Unaudited Quarterly Financial Data

The following table sets forth certain unaudited financial data of the Company for the periods as indicated. The Company’s operating results for the years ended December 31, 2008 and 2007 include results for the acquired entities from their respective dates of acquisition.

As part of the Company’s streamlining initiative, in the second quarter of 2008, First Advantage sold FAIS, which was included in our Investigative and Litigation Support Services segment, and CMSI, which was

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

included in our Dealer Services segment. These businesses are presented in discontinued operations at December 31, 2008. The results of these businesses’ operations in the prior periods have been reclassified to conform to the 2008 classification.

First Advantage Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

	For the quarters ended
(in thousands, except per share amounts)	3/31/2008	6/30/2008	9/30/2008	12/31/2008
Total revenue	$202,279	$195,545	$188,297	$193,842

Gross margin	$134,538	$128,936	$121,144	$112,678

Income from continuing operations, net of tax	$16,266	$13,652	$12,631	$(3,451)
Loss from discontinued operations, net of tax	(2,977)	(1,264)	—	—

Net income	$13,289	$12,388	$12,631	$(3,451)

Per share amounts
Basic:
Income (loss) from continuing operations, net of tax	$0.27	$0.23	$0.21	$(0.06)
Loss from discontinued operations, net of tax	(0.05)	(0.02)	—	—

Net income (loss)	$0.22	$0.21	$0.21	$(0.06)

Diluted:
Income (loss) from continuing operations, net of tax	$0.27	$0.23	$0.21	$(0.06)
Loss from discontinued operations, net of tax	(0.05)	(0.02)	—	—

Net income (loss)	$0.22	$0.21	$0.21	$(0.06)

Weighted-average common shares outstanding:
Basic	59,159	59,435	59,478	59,492
Diluted	59,234	59,617	59,529	59,546

	For the quarters ended
	3/31/2007	6/30/2007	9/30/2007	12/31/2007
Total revenue	$205,261	$210,111	$208,585	$200,314

Gross margin	$132,348	$138,180	$140,541	$139,817

Income from continuing operations, net of tax	$11,153	$18,195	$18,764	$78,010
Income from discontinued operations, net of tax	90	152	189	11,554

Net income	$11,243	$18,347	$18,953	$89,564

Per share amounts:
Basic:
Income from continuing operations, net of tax	$0.19	$0.31	$0.32	$1.32
Income from discontinued operations, net of tax	—	—	—	0.20

Net income	$0.19	$0.31	$0.32	$1.52

Diluted:
Income from continuing operations, net of tax	$0.19	$0.31	$0.32	$1.31
Income from discontinued operations, net of tax	—	—	—	0.20

Net income	$0.19	$0.31	$0.32	$1.51

Weighted-average common shares outstanding:
Basic	58,371	58,954	59,064	59,084
Diluted	58,888	59,445	59,222	59,188

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the fiscal year covered by this report on Form 10-K, have concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under such Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under the framework in Internal Control—Integrated Framework, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

The information required by Items 10 through 14 of this report is set forth in the sections entitled “Nominees for Election of Directors,” “Information about our Board of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” “Executive Officers,” “Compensation of Executive Officers and Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Certain Relationships and Related Transactions,” and “Principal Accounting Fees and Services” in the Company’s definitive proxy statement, which sections are incorporated in this report by reference. The definitive proxy statement will be filed no later than 120 days after the close of First Advantage’s fiscal year end of December 31, 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a)	1.	The following consolidated financial statements of First Advantage Corporation and its subsidiaries are included in Item 8.

		Report of Independent Registered Certified Public Accounting Firm

		Consolidated Balance Sheets as of December 31, 2008 and 2007

		Consolidated Statements of Income and Comprehensive (Loss) Income for the Years Ended December 31, 2008, 2007 and 2006

		Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

		Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006

	2.	Financial Statement Schedule.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands) Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts (1)	Deductions	Balance at End of Period
Year ended December 31, 2008
Allowance for doubtful accounts	$7,003	$8,826	$—	$(7,484)	$8,345
Year ended December 31, 2007
Allowance for doubtful accounts	$6,056	$8,422	$(342)	$(7,133)	$7,003
Year ended December 31, 2006
Allowance for doubtful accounts	$4,537	$5,492	$(423)	$(3,550)	$6,056

(1)	Allowances established as a result of acquisitions

3. Exhibits—See exhibit index. (Each management contract or compensatory plan, contract or arrangement is identified on the Exhibit Index by and asterisk (*))

Copies of the Company’s Form 10-K that are furnished to stockholders of the Company do not include the exhibits listed above. Any stockholder desiring copies of one or more of such exhibits should write to the Secretary of the Company specifying the exhibit or exhibits required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February, 2009.

FIRST ADVANTAGE CORPORATION

By:	/S/ ANAND NALLATHAMBI
Anand Nallathambi
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: February 26, 2009	By:	/S/ ANAND NALLATHAMBI
Anand Nallathambi
Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2009	By:	/S/ JOHN LAMSON
John Lamson
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: February 26, 2009	By:	/S/ PARKER S. KENNEDY
Parker S. Kennedy, Chairman

Date: February 26, 2009	By:	/S/ J. DAVID CHATHAM
J. David Chatham, Director

Date: February 26, 2009	By:	/S/ BARRY CONNELLY
Barry Connelly, Director

Date: February 26, 2009	By:	/s/ JILL KANIN-LOVERS
Jill Kanin-Lovers, Director

Date: February 26, 2009	By:	/S/ FRANK MCMAHON
Frank McMahon, Director

Date: February 26, 2009	By:	/S/ DONALD NICKELSON
Donald Nickelson, Director

Date: February 26, 2009	By:	/S/ DONALD ROBERT
Donald Robert, Director

Date: February 26, 2009	By:	/S/ DAVID WALKER
David Walker, Director

Date: February 26, 2009	By:	/S/ D. VAN SKILLING
D. Van Skilling, Director

EXHIBIT INDEX

Exhibit	Description
2	Agreement and Plan of Merger, dated December 13, 2002, by and among the Company, The First American Corporation, US SEARCH.com Inc. and Stockholm Seven Merger Corp. (incorporated by reference to Annex A to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

2.1	Amended and Restated Master Transfer Agreement among The First American Corporation, First American Real Estate Services, Inc., First American Real Estate Solutions, LLC, FADV Holdings LLC, and First Advantage Corporation, dated as of June 22, 2005 (incorporated by reference to Exhibit 2.1 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

2.2	Contribution Agreement among The First American Corporation, First American Real Estate Services, Inc., FADV Holdings LLC, and First Advantage Corporation, dated as of September 14, 2005 (incorporated by reference to Exhibit 2.2 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

2.3	Contribution Agreement among First American Real Estate Solutions, LLC, FADV Holdings LLC, and First Advantage Corporation, dated as of September 14, 2005 (incorporated by reference to Exhibit 2.3 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

2.4	Stock Purchase Agreement Among First Advantage Corporation, Leadclick Holding Company, LLC, Robert Afshar and RaaBoom LLC, dated November 7, 2005 (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by the Company on November 8, 2005 (No. 051185511))

3.1	First Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

3.2	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

3.3	Bylaws of First Advantage Corporation (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

3.4	Bylaws of First Advantage Corporation, as Amended and Restated (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed by the Company on February 20, 2007 (No. 07636597))

4.1	Form of certificate representing shares of the Registrant’s Class A common stock (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

4.2	Form of certificate representing shares of the Registrant’s Class B common stock (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.1	First Advantage Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 4.19 to the amendment to the registration statement on Form S-4 filed by the Company on April 4, 2003 (No. 333-102565))*

10.2	First Advantage Corporation 2003 Incentive Compensation Plan, Amended and Restated as of September 14, 2005 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by the Company on November 8, 2005 (No. 051185511))*

10.3	First Advantage Corporation 2003 Incentive Compensation Plan, Amended and Restated as of March 22, 2007 (incorporated by reference to Appendix B to the annual proxy on Form Definitive 14A filed by the Company on March 27, 2007( No. 07720763))*

Exhibit	Description
10.4	Form of Indemnification Agreement, dated May 9, 2005, between First Advantage Corporation and each member of its board of directors (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on August 15, 2005 (No. 051025447))

10.5	First Advantage Corporation “Flexible Long-Term Incentive Program” (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))*

10.6	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))

10.7	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))

10.8	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed by the Company on February 7, 2006 (No. 06586097))

10.9	First Advantage Corporation 2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.20 to the amendment to the registration statement on Form S-4 filed by the Company on April 24, 2003 (No. 333-102565))*

10.10	Stockholders Agreement, dated as of December 13, 2002, by and among the Company, The First American Corporation and Pequot Private Equity Fund II, L.P. (incorporated by reference to Annex D to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.11	Amendment No 1. to Stockholders Agreement, dated as of March 31, 2006 ,by and the Company, The First American Corporation and Pequot Private Equity Fund II, L.P (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on May 9, 2006 (No. 06821038))

10.12	Amendment No. 2 to Stockholders Agreement, dated as of September 28, 2006, by and among the Company, The First American Corporation and Pequot Private Equity Fund II, L.P. (incorporated by reference to Exhibit 10.11 to the annual report on Form 10-K filed by the Company on March 1, 2007 (No. 07661889))

10.13	Form of Standstill Agreement by and between the Company and The First American Corporation (incorporated by reference to Annex E to the prospectus forming a part of the registration statement on Form S-4 filed by the Company on January 17, 2003 (No. 333-102565))

10.14	Amended and Restated Services Agreement, dated January 1, 2004, between the Company and The First American Corporation (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.15	Service Agreement for End-User, effective December 31, 2003, by and between First Advantage Enterprise Screening Corporation and The First American Corporation (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.16	Agency/Company Agreement, effective January 1, 2003, between First American Property & Casualty Insurance Company and Multifamily Community Insurance Agency, Inc. (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.17	Profit Share Program letter, dated January 1, 2003, from First American Property & Casualty Insurance Company to Multifamily Community Insurance Agency, Inc. (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K filed by the Company on March 11, 2004 (No. 000-50285))

10.18	Office Lease by and between First American Title Insurance Company and First Advantage Corporation, dated September 14, 2005 (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

Exhibit	Description
10.19	Credit Agreement, dated as of September 28, 2005, among First Advantage Corporation as the Borrower, Bank of America, N.A. , as Administrative Agent, Swing Line Lender and L/C Issuer, LaSalle Bank National Association, as Syndication Agent, Wachovia Bank, National Association and Suntrust Bank, as Co-Documentation Agents and the Other Lenders Party Hereto (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.20	Pledge Agreement, dated as of September 28, 2005, made by First Advantage Corporation in favor of Bank of American, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.21	Security Agreement, dated as of September 28, 2005, made by First Advantage Corporation in favor of Bank of America, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.22	Subsidiary Guaranty Agreement, dated as of September 28, 2005, made by First Advantage Corporation in favor of Bank of America, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.9 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.23	Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.24	Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of Wachovia Bank, National Association (incorporated by reference to Exhibit 10.11 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.25	Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of Suntrust Bank (incorporated by reference to Exhibit 10.12 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.26	Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of U.S. Bank National Association (incorporated by reference to Exhibit 10.13 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.27	Note, dated as of September 28, 2005, made by First Advantage Corporation in favor of Commerzbank AG, New York and Grand Cayman Branches (incorporated by reference to Exhibit 10.14 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.28	Note, dated September 28, 2005, made by First Advantage Corporation in favor of Regions Bank (incorporated by reference to Exhibit 10.15 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.29	Lease Agreement, dated January 17, 2005 between First Advantage Corporation and 100 Carillon, LLC (incorporated by reference to Exhibit 10.25 to the annual report on Form 10-K filed by the Company on March 10, 2005 (No. 001-31666))

10.30	Amended and Restated Services Agreement between The First American Corporation and First Advantage Corporation, dates as of September 14, 2005 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.31	Outsourcing Agreement between First American Real Estate Solutions, LLC and First Advantage Corporation, dated as of September 14, 2005 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

Exhibit	Description
10.32	Equipment Sublease by and between FADV Holdings LLC and First Advantage Corporation made and entered into as of September 14, 2005 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K filed on September 16, 2005 (No. 051087660))

10.33	The Registration Rights Agreement dated September 14, 2005, by and among First Advantage Corporation and Experian Information Solutions, Inc. (incorporated by reference to Exhibit 10.9 to the current report on Form 8-K filed on September 16, 2005 (No. 051087660))

10.34	Amendment to Registration Agreement, dated November 1, 2005 between First Advantage Corporation and Experian Information Solutions, Inc. (incorporated by reference to Exhibit 99.2 to the quarterly report on Form 10-Q filed by the Company on November 11, 2005 (No. 05784563))

10.35	Reimbursement Agreement entered into October 11, 2005 between The First American Corporation and First Advantage Corporation (incorporated by reference to Exhibit 10.36 to the annual report on Form 10-K filed by the Company on March 16, 2006 (No. 06691781))

10.36	LeadClick Holding Company, LLC Operating Agreement by and between First American Real Estate Information Services, Inc. and First Advantage Corporation, dated November 7, 2005 (incorporated by reference to Exhibit 10.37 to the annual report on Form 10-K filed by the Company on March 16, 2006 (No. 06691781))

10.37	Transition Agreement, dated March 2, 2007, by and between John Long and First Advantage Corporation (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on May 3, 2007 (No. 07814714))

10.38	Dealer Track Holdings, Inc. Underwriting Agreement, dated October 18, 2007 (incorporated by reference to Exhibit 99.1 to the quarterly report on Form 10-Q filed by the Company on October 31, 2007 (No. 071201254 ))

10.39	Training Grant Services Agreement among The First American Corporation and First Advantage Tax Consulting Services, Inc., dated April 28, 2007 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on October 31, 2007 (No. 07120154))

10.40	Data License and Information Services Agreement between Teletrack, Inc. and First American CoreLogic, dated as of January 11, 2008 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on May 1, 2008, (No. 08793163))

10.41	Service Agreement among First Advantage Screening Corporation and The First American Corporation, dated as of January 11, 2008 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by the Company on May 1, 2008, (No. 08793163)).

10.42	License Agreement among First Advantage Credco, LLC and the First American CoreLogic, Inc., dated as of March 11, 2008 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by the Company on May 1, 2008, (No. 08793163)).

10.43	Flood Zone Determination Wholesale Service Provider Agreement among First Advantage Credco, LLC and First American Flood Hazard Certification LLC, dated as of March 1, 2008 (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by the Company on May 1, 2008, (No. 08793163)).

10.44	Master License Agreement between First American CoreLogic, Inc. and First Advantage Credco, LLC, effective May 7, 2008 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed by the Company on July 31, 2008, (No. 08980513))

10.45	Data Furnisher Agreement by and between First Advantage Credco, LLC and First American CoreLogic, Inc., dated May 7, 2008 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed by the Company on July 31, 2008, (No. 08980513))

10.46	Service Agreement by and between First Advantage Credco, LLC and Rels Reporting Services, LLC, effective January 1, 2008 and executed June 13, 2008 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed by the Company on July 31, 2008, (No. 08980513))

Exhibit	Description
10.47	Computer Systems and Software Lease and License Agreement by and between First Advantage Credco, LLC and Rels Reporting Services, LLC, effective January 1, 2008, and executed June 13, 2008. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by the Company on July 31, 2008, (No. 08980513))

10.48	Educational Background Checking Services Agreement by and between First Advantage Corporation and Docufide, Inc. effective October 3, 2008 and executed October 8, 2008.

21	Subsidiaries of the Company

23	Consent of Independent Registered Certified Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Indicates management contract or compensatory plan, contract or arrangement.

Copies of the Company’s Form 10-K that are furnished to stockholders of the Company do not include the exhibits listed above. Any stockholder desiring copies of one or more of such exhibits should write to the Secretary of the Company specifying the exhibit or exhibits required.