Form 10-Q
period 2009-03-31
FIRST ADVANTAGE CORP
filed 2009-04-30
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule

12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐                Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12-b).    Yes  ☐    No  ☒

There were 12,032,732 shares of outstanding Class A Common Stock of the registrant as of April 24, 2009.

There were 47,726,521 shares of outstanding Class B Common Stock of the registrant as of April 24, 2009.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements –

First Advantage Corporation

Consolidated Financial Statements (Unaudited)

For the Three Months Ended

March 31, 2009 and 2008

First Advantage Corporation

Consolidated Balance Sheets (Unaudited)

(in thousands)	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$59,246	$52,361
Accounts receivable (less allowance for doubtful accounts of $10,649 and $8,345 in 2009 and 2008, respectively)	122,871	121,531
Prepaid expenses and other current assets	9,616	9,032
Due from affiliates	1,284	—
Deferred income tax asset	18,193	22,719

Total current assets	211,210	205,643
Property and equipment, net	80,487	81,807
Goodwill	749,562	731,369
Customer lists, net	51,120	53,813
Other intangible assets, net	16,283	17,245
Database development costs, net	11,970	11,837
Marketable equity securities	33,455	30,365
Other assets	3,482	3,684

Total assets	$1,157,569	$1,135,763

Liabilities and Equity
Current liabilities:
Accounts payable	$36,652	$38,404
Accrued compensation	24,033	32,423
Accrued liabilities	12,339	11,379
Deferred income	7,946	7,381
Income tax payable	838	2,609
Due to affiliates	—	714
Current portion of long-term debt and capital leases	9,386	9,891

Total current liabilities	91,194	102,801
Long-term debt and capital leases, net of current portion	45,849	22,938
Deferred income tax liability	69,541	67,676
Other liabilities	5,004	5,300

Total liabilities	211,588	198,715

Equity:
First Advantage Corporation’s stockholders’ equity:
Preferred stock, $.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $.001 par value; 125,000 shares authorized; 12,022 and 11,772 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	12	12
Class B common stock, $.001 par value; 75,000 shares authorized; 47,727 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	48	48
Additional paid-in capital	499,218	502,600
Retained earnings	401,216	390,602
Accumulated other comprehensive income (loss)	637	(412)

Total First Advantage Corporation’s stockholders’ equity	901,131	892,850

Noncontrolling interests	44,850	44,198

Total equity	945,981	937,048

Total liabilities and equity	$1,157,569	$1,135,763

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income (Unaudited)

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2009	2008
Service revenue	$190,040	$188,254
Reimbursed government fee revenue	12,978	14,025

Total revenue	203,018	202,279

Cost of service revenue	81,340	53,716
Government fees paid	12,978	14,025

Total cost of service	94,318	67,741

Gross margin	108,700	134,538

Salaries and benefits	53,167	66,449
Facilities and telecommunications	6,659	8,200
Other operating expenses	19,347	22,834
Depreciation and amortization	10,686	9,896

Total operating expenses	89,859	107,379

Income from operations	18,841	27,159

Other (expense) income:
Interest expense	(375)	(425)
Interest income	213	419

Total other (expense), net	(162)	(6)

Income from continuing operations before income taxes	18,679	27,153
Provision for income taxes	7,846	10,974

Income from continuing operations	10,833	16,179
Loss from discontinued operations, net of tax	—	(2,977)

Net income	10,833	13,202
Less: Net income (loss) attributable to noncontrolling interest	219	(87)

Net income attributable to First Advantage Corporation (“FADV”)	$10,614	$13,289

Basic income per share:
Income from continuing operations attributable to FADV shareholders	$0.18	$0.27
Loss from discontinued operations attributable to FADV shareholders, net of tax	—	(0.05)

Net income attributable to FADV shareholders	$0.18	$0.22

Diluted income per share:
Income from continuing operations attributable to FADV shareholders	$0.18	$0.27
Loss from discontinued operations attributable to FADV shareholders, net of tax	—	(0.05)

Net income attributable to FADV shareholders	$0.18	$0.22

Weighted-average common shares outstanding:
Basic	59,585	59,159
Diluted	59,612	59,234
Amounts attributable to FADV shareholders:
Income from continuing operations, net of tax	$10,614	$16,266
Loss from discontinued operations, net of tax	—	(2,977)

Net income	$10,614	$13,289

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

	Three Months Ended March 31,
(in thousands)	2009	2008
Net income	$10,833	$13,202
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(769)	2,750
Unrealized gain (loss) on investment, net of tax	1,818	(20,489)

Total other comprehensive income (loss) , net of tax	$1,049	$(17,739)

Comprehensive income (loss)	$11,882	$(4,537)
Comprehensive income (loss) attributable to the noncontrolling interest	219	(87)

Comprehensive income (loss) attributable to FADV	$12,101	$(4,624)

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Equity

For the Three Months Ended March 31, 2009 (Unaudited)

(in thousands)	Common Stock Shares	Common Stock Amount	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance at December 31, 2008	59,499	$60	$502,600	$390,602	$(412)	$44,198	$937,048
Net income	—	—	—	10,614	—	219	10,833
Purchase of subsidiary shares from noncontrolling interest	—	—	(5,506)	—	—	433	(5,073)
Class A Shares issued in connection with share-based compensation	250	—	175	—	—	—	175
Share-based compensation	—	—	1,949	—	—	—	1,949
Foreign currency translation	—	—	—	—	(769)	—	(769)
Unrealized gain on investment, net of tax	—	—	—	—	1,818	—	1,818

Balance at March 31, 2009	59,749	$60	$499,218	$401,216	$637	$44,850	$945,981

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

(in thousands)	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$10,833	$13,202
Loss from discontinued operations	—	(2,977)

Income from continuing operations	$10,833	$16,179
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	10,686	9,896
Bad debt expense	3,600	1,322
Share based compensation	1,949	2,256
Deferred income tax	5,182	7,309
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,993)	(2,855)
Prepaid expenses and other current assets	(508)	477
Other assets	(175)	696
Accounts payable	(1,750)	(3,132)
Accrued liabilities	1,009	(599)
Deferred income	566	(176)
Due from affiliates	(1,998)	(1,401)
Income tax accounts	(1,769)	(56,022)
Accrued compensation and other liabilities	(8,699)	(9,681)

Net cash provided by (used in) operating activities—continuing operations	12,933	(35,731)

Net cash provided by operating activities—discontinued operations	—	502

Cash flows from investing activities:
Database development costs	(919)	(957)
Purchases of property and equipment	(5,014)	(10,356)
Cash paid for acquisitions	(18,143)	(36,140)
Cash balance of companies acquired	—	331

Net cash used in investing activities—continuing operations	(24,076)	(47,122)

Net cash used in investing activities—discontinued operations	—	(279)

Cash flows from financing activities:
Proceeds from long-term debt	45,000	75,197
Repayment of long-term debt	(22,581)	(3,326)
Cash contributions from First American to Leadclick Holdings, LLC	—	2,402
Proceeds from class A shares issued in connection with stock option plan and employee stock purchase plan	175	1,854
Cash paid for acquisition of noncontrolling interests	(5,073)	(8,008)
Distribution to noncontrolling interests	—	(700)
Tax expense related to stock options	—	(204)

Net cash provided by financing activities	17,521	67,215

Effect of exchange rates on cash	507	424
Increase (decrease) in cash and cash equivalents	6,885	(14,991)
Cash and cash equivalents at beginning of period	52,361	76,060
Change in cash and cash equivalents of discontinued operations	—	39

Cash and cash equivalents at end of period	$59,246	$61,108

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2009	2008
Supplemental disclosures of cash flow information:
Cash paid for interest	$334	$365

Cash received for income tax refund	$529	$—

Cash paid for income taxes	$4,717	$56,890

Non-cash investing and financing activities:
Class A shares issued for compensation	$4,321	$2,594

Unrealized gain (loss) on investment, net of tax	$1,818	$(20,489)

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

1.	Organization and Nature of Business

First Advantage Corporation (the “Company” or “First Advantage”) is a global risk mitigation and business solutions provider and operates in five primary business segments: Credit Services, Data Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services. The Company consolidated the previous Lender Services and Dealer Services segments and moved the consumer credit business from the Data Services segment to create the Credit Services segment. The prior periods have been recast to reflect the changed segments.

The First American Corporation and affiliates (“First American”) own approximately 80% of the shares of capital stock of the Company as of March 31, 2009. The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

As part of the Company’s streamlining initiative, in the second quarter of 2008, First Advantage sold First Advantage Investigative Services (“FAIS”), which was included in our Investigative and Litigation Support Services segment, and Credit Management Solutions Inc. (“CMSI”), which was included in our Credit Services segment. The results of these businesses’ operations in the prior period are presented in discontinued operations in the Company’s Consolidated Statements of Income.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial information included in this report has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments are of a normal recurring nature and are considered necessary for a fair statement of the results for the interim period. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

Operating results for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.

As of March 31, 2009, the Company’s significant accounting polices and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, have not changed from December 31, 2008, except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”

Purchase Accounting

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

Noncontrolling Interest

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The Company has applied the provisions of this statement effective on January 1, 2009 and the adoption did not have a material effect on its consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

3.	Acquisitions

During the first quarter of 2009, the Company paid consideration of approximately $18.1 million in cash related to earnout provisions from prior year acquisitions and approximately $5.1 million for the final purchase of a portion of noncontrolling interest in LeadClick Media, Inc.

The changes in the carrying amount of goodwill, by operating segment, are as follows for the three months ended March 31, 2009:

(in thousands)	Balance at December 31, 2008	Acquisitions and Earnouts	Adjustments to net assets acquired	Balance at March 31, 2009
Credit Services	$107,578	$—	$—	$107,578
Data Services	218,505	—	—	218,505
Employer Services	272,461	944	53	273,458
Multifamily Services	49,174	—	—	49,174
Investigative and Litigation Support Services	83,651	17,199	(3)	100,847

Consolidated	$731,369	$18,143	$50	$749,562

The adjustments to net assets acquired represent post acquisition adjustments for those companies not acquired in the period.

First Advantage Corporation

Notes to Consolidated Financial Statements

4.	Discontinued Operations

As discussed in Note 1, as part of the Company’s streamlining initiative, in the second quarter of 2008, the Company sold FAIS, which was included in our Investigative and Litigation Support Services segment, and CMSI, which was included in our Credit Services segment. The results of these businesses’ operations in the prior period are presented in discontinued operations in the Company’s Consolidated Statements of Income.

The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three months ended March 31, 2008.

(in thousands, except per share amounts)	For the Three Months Ended March 31, 2008
Total revenue	$4,845

Loss from discontinued operations before income taxes	$(1,104)
Loss on sale of discontinued operations before income taxes	(3,910)

Income tax benefit	(2,037)

Loss from discontinued operations, net of tax	$(2,977)

Loss per share:
Basic	$(0.05)

Diluted	$(0.05)

Weighted-average common shares outstanding:
Basic	59,159
Diluted	59,234

5.	Goodwill and Intangible Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the Company will perform the annual goodwill impairment test for all reporting units in the fourth quarter of 2009. There have been no impairments of goodwill during the three months ended March 31, 2009.

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

First Advantage Corporation

Notes to Consolidated Financial Statements

fourth quarter of 2009 or prior to that, if any such change constitutes a triggering event in other than the quarter in which the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

Goodwill and other intangible assets as of March 31, 2009 and December 31, 2008 are as follows:

(in thousands)	March 31, 2009	December 31, 2008
Goodwill	$749,562	$731,369

Customer lists	$95,424	$95,446
Less accumulated amortization	(44,304)	(41,633)

Customer lists, net	$51,120	$53,813

Other intangible assets:
Noncompete agreements	$10,159	$11,783
Trade names	21,660	21,631

	31,819	33,414
Less accumulated amortization	(15,536)	(16,169)

Other intangible assets, net	$16,283	$17,245

Amortization of customer lists and other intangible assets totaled approximately $3.7 million and $4.1 million for the three months ended March 31, 2009 and 2008, respectively.

Estimated amortization expense relating to intangible asset balances as of March 31, 2009, is expected to be as follows over the next five years:

Three months ending March 31, 2009:

(in thousands)
Remainder of 2009	$10,916
2010	13,895
2011	11,285
2012	10,202
2013	8,798
Thereafter	12,307

$67,403

First Advantage Corporation

Notes to Consolidated Financial Statements

The changes in the carrying amount of identifiable intangible assets are as follows for the three months ended March 31, 2009:

(in thousands)	Other Intangible Assets	Customer Lists
Balance, at December 31, 2008	$17,245	$53,813
Adjustments	29	(13)
Amortization	(991)	(2,680)

Balance, at March 31, 2009	$16,283	$51,120

6.	Debt

Long-term debt consists of the following at March 31, 2009:

(in thousands, except percentages)
Acquisition notes:
Weighted average interest rate of 3.70% with maturities through 2011	$14,173
Bank notes:
$225 million Secured Credit Facility, interest at 30-day LIBOR plus 1.13% (1.67% at March 31, 2009) matures September 2010	40,000
Capital leases and other debt:
Various interest rates with maturities through 2011	1,062

Total long-term debt and capital leases	$55,235
Less current portion of long-term debt and capital leases	9,386

Long-term debt and capital leases, net of current portion	$45,849

At March 31, 2009, the Company was in compliance with the financial covenants of its loan agreement.

First Advantage Corporation

Notes to Consolidated Financial Statements

7.	Earnings Per Share

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2009	2008
Income from continuing operations attributable to FADV shareholders	$10,614	$16,266
Loss from discontinued operations attributable to FADV shareholders, net of tax	—	(2,977)

Net income attributable to FADV shareholders	$10,614	$13,289

Denominator:
Weighted-average shares for basic earnings per share	59,585	59,159
Effect of restricted stock	25	46
Effect of dilutive securities - employee stock options and warrants	2	29

Denominator for diluted earnings per share	59,612	59,234

Earnings per share:
Basic
Income from continuing operations attributable to FADV shareholders	$0.18	$0.27
Loss from discontinued operations attributable to FADV shareholders, net of tax	—	(0.05)

Net income attributable to FADV shareholders	$0.18	$0.22

Diluted
Income from continuing operations attributable to FADV shareholders	$0.18	$0.27
Loss from discontinued operations attributable to FADV shareholders, net of tax	—	(0.05)

Net income attributable to FADV shareholders	$0.18	$0.22

For the three months ended March 31, 2009 and 2008, options and warrants totaling 3,427,803 and 4,097,041, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive.

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

First Advantage Corporation

Notes to Consolidated Financial Statements

Restricted stock activity since December 31, 2008 is summarized as follows:

(in thousands, except exercise prices)	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock outstanding at December 31, 2008	632	$21.93
Restricted stock granted	367	$10.35
Restricted stock forfeited	(30)	$17.99
Restricted stock vested	(232)	$23.21

Nonvested restricted stock outstanding at March 31, 2009	737	$15.91

The following table illustrates the share-based compensation expense recognized for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(in thousands)	2009	2008
Stock options	$633	$1,374
Restricted stock	1,287	839
Employee stock purchase plan	29	43

	$1,949	$2,256

Stock option activity under the Company’s stock plan since December 31, 2008 is summarized as follows:

(in thousands, except exercise prices)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	3,492	$23.06	$24

Options exercised	—	—
Options forfeited	(55)	$28.03

Options outstanding at March 31, 2009	3,437	$23.01	$24

Options exercisable, end of the quarter	3,158	$22.88	$24

First Advantage Corporation

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at March 31, 2009:

(in thousands, except for exercise prices, years and weighted average amounts)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Avg Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$7.00 - $ 12.50	9	2.4	$11.13	9	$11.13
$12.51 - $ 25.00	2,287	4.8	$20.87	2,181	$20.88
$25.01 - $ 50.00	1,135	6.5	$27.04	962	$27.10
$50.01 - $242.25	6	1.6	$88.92	6	$88.92

	3,437			3,158

The Company had outstanding warrants to purchase up to 41,462 shares of its common stock at exercise prices of $12.05 per share as of March 31, 2009. The weighted average remaining contractual life in years for the warrants outstanding is 2.18.

9.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2005, and state and local, and non-U.S. income tax examinations by tax authorities before 2003. In April 2009, the Internal Revenue Service (“IRS”) concluded an examination of First Advantage’s consolidated 2005 federal income tax return without any material adjustments. In March 2009, the IRS initiated an examination of First Advantage’s consolidated 2006 and 2007 federal income tax returns, which the Company does not anticipate will result in material adjustments.

As of March 31, 2009, the Company has a $4.0 million total liability recorded for unrecognized tax benefits as well as a $0.4 million total liability for income tax related interest. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.4 million. The majority of the unrecognized tax benefits that would affect the effective tax rate and associated interest relates to foreign operations. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2009.

First Advantage Corporation

Notes to Consolidated Financial Statements

10.	Segment Information

The Company operates in five primary business segments: Credit Services, Data Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services. The Company consolidated the previous Lender Services and Dealer Services segments and moved the consumer credit business from the Data Services segment to create the Credit Services segment. The prior periods have been recast to reflect the changed segments.

The Credit Services segment includes business lines that offer credit reporting solutions for mortgage and home equity needs, that provide consumer credit reporting services and that serve the automotive dealer marketplace by delivering consolidated consumer credit reports and automotive lead generation services.

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, fleet management, supply chain theft and damage mitigation consulting, criminal records reselling, specialty finance credit reporting, and lead generation services. Revenue for the Data Services segment includes $1.0 million and $1.5 million of inter-segment sales for the three months ended March 31, 2009 and 2008, respectively.

The Employer Services segment includes employment background screening, occupational health services, tax incentive services and hiring solutions. Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting. Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs. Hiring solutions include applicant tracking software, recruiting services and outsourced management of payroll and human resource functions. Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs, sales and use tax programs and fleet asset management programs. Revenue for the Employer Services segment includes $0.2 million and $0.4 million of inter-segment sales for the three months ended March 31, 2009 and 2008, respectively.

The Multifamily Services segment includes resident screening and software services. Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories. Revenue for the Multifamily Services segment includes $0.1 million and $0.2 million of inter-segment sales for each of the three months ended March 31, 2009 and 2008, respectively.

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

Service revenue for international operations included in the Employer Services segment was $6.5 million and $11.1 million for the three months ended March 31, 2009 and 2008, respectively. Service revenue for international operations included in the Investigative and Litigation Support Services segment was $5.4 million and $12.9 million for the three months ended March 31, 2009 and 2008, respectively.

The following table sets forth segment information for the three months ended March 31, 2009 and 2008.

(in thousands)	Service	Depreciation	Income (Loss)
	Revenue	and Amortization	From Operations	Assets
Three Months Ended March 31, 2009
Credit Services	$64,419	$1,449	$14,747	$186,604
Data Services	59,100	2,505	5,646	303,154
Employer Services	37,451	3,515	(500)	387,395
Multifamily Services	17,903	1,502	5,674	83,843
Investigative and Litigation Support Services	11,726	725	1,146	123,591
Corporate and Eliminations	(559)	990	(7,872)	72,982

Consolidated	$190,040	$10,686	$18,841	$1,157,569

Three Months Ended March 31, 2008
Credit Services	$74,902	$1,187	$16,347	$214,306
Data Services	18,967	2,497	3,770	315,908
Employer Services	53,687	3,079	3,471	404,525
Multifamily Services	18,349	1,369	4,772	86,334
Investigative and Litigation Support Services	23,503	765	9,525	132,125
Corporate and Eliminations	(1,154)	999	(10,726)	63,100

Consolidated (excluding assets for discontinued operations)	$188,254	$9,896	$27,159	$1,216,298

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note of Caution Regarding Forward Looking Statements

Certain statements in this quarterly report on Form 10-Q relate to future results of the Company and are considered “forward-looking statements”. These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to among other things, sufficiency and availability of cash flows and other sources of liquidity, current levels of operations, anticipated growth, future market positions, synergies from integration, ability to execute its growth strategy, levels of capital expenditures and ability to satisfy current debt. These forward-looking statements, and others forward-looking statements contained in other public disclosures of the Company are based on assumptions that involve risks and uncertainties, and that are subject to change based on various important factors (some of which are beyond the Company’s control). Risks and uncertainties exist that may cause results to differ materially from those set forth in these forward-looking statements. Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: general volatility of the capital markets and the market price of the Company’s Class A common stock; the Company’s ability to successfully raise capital; the Company’s ability to identify and complete acquisitions and to successfully integrate businesses it acquires; changes in applicable government regulations; the degree and nature of the Company’s competition; increases in the Company’s expenses; continued consolidation among the Company’s competitors and customers; unanticipated technological changes and requirements; the Company’s ability to identify suppliers of quality and cost-effective data; and other factors described in this quarterly report on Form 10-Q. In addition to the risk factors set forth above and in this quarterly report on Form 10-Q, you should carefully consider the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as the other information contained the Company’s Annual Report, as updated or modified in subsequent filings. The Company faces risks other than those listed in the Annual Report, as updated, including those that are unknown and others of which the Company may be aware but, at present, considers immaterial. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties. The forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

First Advantage Corporation (Nasdaq: FADV) (“First Advantage” or the “Company”) provides global risk mitigation, screening services and credit reporting to enterprise and consumer customers. The Company operates in five primary business segments: Credit Services, Data Services, Employer Services, Multifamily Services, and Investigative & Litigation Support Services. The Company consolidated the previous Lender Services and Dealer Services segments and moved the consumer credit business from the Data Services segment to create the Credit Services segment. The prior periods have been recast to reflect the changed segments. First Advantage is headquartered in Poway, California and has approximately 3,800 employees in offices throughout the United States and abroad.

The current economic downturn has caused decreased service revenue in the Credit Services segment related to the mortgage and auto industries and the Data Services segment related to the transportation and specialty finance businesses. Management expects continued weakness in the real estate and mortgage markets to continue impacting the Company’s Credit Services segment and the transportation and specialty credit businesses in the Data Services segment. In addition, the effect of the issues in the real estate and related credit markets together with the other macroeconomic matters has resulted in higher unemployment rates negatively impacting the volumes in the Employer Services segment. Given this outlook, management is focusing on expense reductions, operating efficiencies, and increasing market share throughout the Company.

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

Operating results for the three months ended March 31, 2009 included total service revenue of $190.0 million, representing an increase of 1.0% over the same period in 2008. Operating income for the three months ended March 31, 2009 was $18.8 million. Operating income decreased $8.3 million for the three months ended March 31, 2009 in comparison to the same period in 2008.

As part of the Company’s streamlining initiative, in the second quarter of 2008, First Advantage sold First Advantage Investigative Services (“FAIS”), which was included in our Investigative and Litigation Support Services segment, and Credit Management Solutions Inc. (“CMSI”), which was included in our Credit Services segment. The results of these businesses’ operations in the prior period are presented in discontinued operations in the Company’s Consolidated Statements of Income.

The following is a summary of the operating results by the Company’s business segments for the three months ended March 31, 2009 and March 31, 2008.

(in thousands, except percentages)
Three Months Ended March 31, 2009	Credit Services	Data Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate	Total
Service revenue	$64,419	$59,100	$37,451	$17,903	$11,726	$(559)	$190,040
Reimbursed government fee revenue	—	11,748	2,102	—	—	(872)	12,978

Total revenue	64,419	70,848	39,553	17,903	11,726	(1,431)	203,018
Cost of service revenue	29,057	40,983	10,050	1,487	345	(582)	81,340
Government fees paid	—	11,748	2,102	—	—	(872)	12,978

Total cost of service	29,057	52,731	12,152	1,487	345	(1,454)	94,318
Gross margin	35,362	18,117	27,401	16,416	11,381	23	108,700
Salaries and benefits	12,176	5,378	17,118	6,316	6,655	5,524	53,167
Facilities and telecommunications	1,749	548	2,084	763	585	930	6,659
Other operating expenses	5,241	4,040	5,184	2,161	2,270	451	19,347
Depreciation and amortization	1,449	2,505	3,515	1,502	725	990	10,686

Income (loss) from operations	$14,747	$5,646	$(500)	$5,674	$1,146	$(7,872)	$18,841

Operating margin percentage	22.9%	9.6%	-1.3%	31.7%	9.8%	N/A	9.9%

Three Months Ended March 31, 2008	Credit Services	Data Services	Employer Services	Multifamily Services	Invest/Litigation Support Services	Corporate	Total
Service revenue	$74,902	$18,967	$53,687	$18,349	$23,503	$(1,154)	$188,254
Reimbursed government fee revenue	—	12,309	2,805	—	—	(1,089)	14,025

Total revenue	74,902	31,276	56,492	18,349	23,503	(2,243)	202,279
Cost of service revenue	32,758	5,120	14,737	1,555	581	(1,035)	53,716
Government fees paid	—	12,309	2,805	—	—	(1,089)	14,025

Total cost of service	32,758	17,429	17,542	1,555	581	(2,124)	67,741
Gross margin	42,144	13,847	38,950	16,794	22,922	(119)	134,538
Salaries and benefits	15,794	5,109	20,232	7,252	9,253	8,809	66,449
Facilities and telecommunications	2,205	639	2,496	934	782	1,144	8,200
Other operating expenses	6,611	1,832	9,672	2,467	2,597	(345)	22,834
Depreciation and amortization	1,187	2,497	3,079	1,369	765	999	9,896

Income (loss) from operations	$16,347	$3,770	$3,471	$4,772	$9,525	$(10,726)	$27,159

Operating margin percentage	21.8%	19.9%	6.5%	26.0%	40.5%	N/A	14.4%

Credit Services Segment

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Service revenue was $64.4 million for the three months ended March 31, 2009, a decrease of $10.5 million compared to service revenue of $74.9 million for the three months ended March 31, 2008. A decrease in transactions due to the decline in the mortgage and auto industries resulted in an overall decrease in service revenue. A 40% decrease in revenue at the dealer services division and an approximately 6% decrease in revenue at the lender services division resulted in an overall decrease in service revenue, which is partially offset by an increase in revenue from the consumer credit division. The challenging credit markets and overall economy continues to affect our credit reporting businesses, compared to the first quarter of 2008.

Gross margin was $35.4 million for the three months ended March 31, 2009, a decrease of $6.7 million compared to gross margin of $42.1 million in the same period of 2008. The impact of the decrease in transactions and an increase in credit data costs resulted in an overall decrease in gross margin. Gross margin was 54.9% for the three months ended March 31, 2009 as compared to 56.3% for the three months ended March 31, 2008.

Salaries and benefits decreased by $3.6 million. Salaries and benefits were 18.9% of service revenue in the first quarter of 2009 compared to 21.1% during the same period in 2008. Salaries and benefits expense decreased due to operational efficiencies and reduced staffing.

Facilities and telecommunication expenses decreased $0.5 million. Facilities and telecommunication expense were 2.7% of service revenue in the first quarter of 2009 compared to 2.9% in the first quarter of 2008. The decrease is due to the consolidation of operations.

Other operating expenses decreased by $1.4 million. Other operating expenses were 8.1% of service revenue in the first quarter of 2009 compared to 8.8% for the same period of 2008. The decrease in 2009 is due to a decrease in temporary employees, professional service fees, lease expense, marketing expense, and travel expense, offset by an increase in bad debt expense.

Depreciation and amortization increased by $0.3 million. Depreciation and amortization was 2.2% of service revenue during the first quarter of 2009 compared to 1.6% in the same period in 2008. The increase is primarily due to the rollout of new software projects.

Income from operations was $14.7 million for the three months ended March 2009 compared to $16.3 million in the same period of 2008. The operating margin percentage increased from 21.8% to 22.9% primarily due operational efficiencies gained related to the segment’s cost reduction measures in 2008.

Data Services Segment

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total service revenue was $59.1 million for the three months ended March 31, 2009, an increase of $40.1 million compared to service revenue of $19.0 million in the same period of 2008. This segment has experienced a significant increase in service revenue primarily due to the lead generation eAdvertising business, offset by reduced volumes in the specialty credit and transportation businesses as a result of the overall economic downturn.

Gross margin was $18.1 million for the three months ended March 31, 2009, an increase of $4.3 million compared to gross margin of $13.8 million in the same period of 2008. Gross margin as a percentage of service revenue was 30.7% for the three months ended March 31, 2009 as compared to 73% for the three months ended March 31, 2008. The decrease in the gross margin as a percentage of service revenue is primarily due to the revenue mix. The lead generation eAdvertising business has relatively lower margins.

Salaries and benefits increased by $0.3 million. Salaries and benefits were approximately 9.1% of service revenue in the first quarter of 2009 compared to 26.9% of service revenue in the first quarter of 2008. The increase in expense is related to the growth of the lead generation business. The decrease, as a percentage of revenue, is due to the significant increase in service revenue.

Facilities and telecommunication expenses for the first quarter of 2009 were comparable to the same period in 2008. Facilities and telecommunication expenses were approximately 0.9% of service revenue in the first quarter of 2009 compared to 3.4% of service revenue in the first quarter of 2008.

Other operating expenses increased by $2.2 million. Other operating expenses were 6.8% of service revenue in the first quarter of 2009 and 9.7% in the first quarter of 2008. The expense increase is primarily due to the increase in bad debt expense at the lead generation business.

Depreciation and amortization for the first quarter of 2009 was comparable to the same period in 2008. Depreciation and amortization was 4.2% of service revenue during the first quarter of 2009 compared to 13.2% in the same period in 2008.

The operating margin percentage decreased from 19.9% to 9.6% in comparing the first quarter of 2008 to the first quarter of 2009. The decrease in the operating margin is primarily due to a change in the revenue mix of the businesses in the first quarter of 2009 compared to the same period in 2008.

Income from operations was $5.6 million for the first quarter of 2009, an increase of $1.9 million compared to $3.8 million in the first quarter of 2008. The increase is primarily driven by the lead generation business where revenue has increased, offset by increased cost of service and operating expenses.

Employer Services Segment

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total service revenue was $37.5 million for the three months ended March 31, 2009, a decrease of $16.2 million compared to service revenue of $53.7 million in the same period of 2008. The decrease was a result of a decrease in hiring in the United States and abroad. The recession has caused increased unemployment, which directly affects this segment.

Salaries and benefits decreased by $3.1 million. Salaries and benefits were 45.7% of service revenue in the first quarter of 2009 compared to 37.7% in the same period of 2008. The expense decrease is a direct effect of office consolidations and reduction in staffing, offset by an increase in expense related to moving technology personnel from Corporate to Employer Services.

Facilities and telecommunication expenses decreased by $0.4 million. Facilities and telecommunication expenses were 5.6% of service revenue in the first quarter of 2009 and 4.6% in the first quarter of 2008. The expense decrease is a direct effect of office consolidations.

Other operating expenses decreased by $4.5 million. Other operating expenses were 13.8% and 18.0% of service revenue in the first quarter of 2009 and 2008, respectively. The expense decrease in other operating expenses is primarily due to moving technology personnel from Corporate to Employer Services, a decrease in bad debt expense and decreased foreign currency losses.

Depreciation and amortization increased by $0.4 million primarily due to the rollout of new software projects.

The operating margin percentage decreased from 6.5% to (1.3)% primarily due to the decline in service revenue.

Loss from operations was $0.5 million for the three months ended March 31, 2009, a decrease of $4.0 million compared to income from operations of $3.5 million in the same period of 2008. The decrease is due to the decline in service revenue, offset by a 21% decrease in operating expenses.

Multifamily Services Segment

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total service revenue was $17.9 million for the three months ended March 31, 2009, a decrease of $0.4 million compared to service revenue of $18.3 million in the same period of 2009. The decrease is primarily due to a decline in revenue at the software business.

Salaries and benefits cost decreased $0.9 million. Salaries and benefits were 35.3% of service revenue for the first quarter of 2009 compared to 39.5% of service revenue in the same period of 2008. The expense decrease is primarily due to a reduction in employees and an increase in capitalized labor.

Facilities and telecommunication expenses decreased $0.2 million. Facilities and telecommunication expenses were 4.3% of service revenue in the first quarter of 2009 and 5.1% in the first quarter of 2008.

Other operating expenses decreased $0.3 million. Other operating expenses were 12.1% of service revenue in the first quarter of 2009 compared to 13.4% in the same period of 2008.

Depreciation and amortization was flat when compared to the first quarter of 2008. Depreciation and amortization was 8.4% of service revenue in the first quarter of 2009 compared to 7.5% in the same period of 2008.

The operating margin percentage increased from 26.0% to 31.7% due to increased revenue from the renter’s insurance program and cost containment with revenue growth.

Income from operations was $5.7 million in the first quarter of 2009 compared to income from operations of $4.8 million in the same period of 2008.

Investigative and Litigation Services Segment

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total service revenue was $11.7 million for the three months ended March 31, 2009, a decrease of $11.8 million compared to service revenue of $23.5 million in the same period of 2008. The decrease is primarily due to the case activity level in the Litigation Support Services division.

Salaries and benefits decreased by $2.6 million. Salaries and benefits were 56.8% of service revenue in the first quarter of 2009 compared to 39.4% in the same period of 2008. The expense decrease is mainly due to the decline of compensation related to revenue and profitability.

Facilities and telecommunication expenses decreased $0.2 million. Facilities and telecommunication expenses were 5.0% of service revenue in the first quarter of 2009 and 3.3% in the first quarter of 2008.

Other operating expenses decreased by $0.3 million. Other operating expenses were 19.4% of service revenue in the first quarter of 2009 and 11.0% for the same period of 2008.

Depreciation and amortization was flat when compared to the first quarter of 2008. Depreciation and amortization was 6.2% of service revenue in the first quarter of 2009 compared to 3.3% in the same period of 2008.

The operating margin percentage decreased from 40.5% to 9.8%. The decrease in margin is primarily due to the revenue decline on the higher margin electronic discovery business.

Income from operations was $1.1 million for the first quarter of 2009 compared to $9.5 million for the same period of 2008. The decrease is primarily due to the revenue decrease on the higher margin electronic discovery business.

Corporate

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, technology personnel and their related expenses in addition to an administrative fee paid to First American. The corporate expenses were $7.9 million in the first quarter of 2009 compared to expenses of $10.7 million in the same period of 2008. The expense decrease is due to moving technology personnel from Corporate to Employer Services, decreases in compensation and benefit expenses, and travel expenses

Consolidated Results

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Consolidated service revenue for the three months ended March 31, 2009 was $190.0 million, an increase of $1.7 million compared to service revenue of $188.3 million in the same period in 2008. The increase in service revenue compared to first quarter 2008 is directly related the increase in the Data Services segment, offset by a decrease in service revenue due to the downturn in domestic and international hiring, the decline in the mortgage industry, weakness in the credit markets, and overall economic slowdown.

Salaries and benefits decreased $13.3 million. Salaries and benefits were 28.0% of service revenue for the three months ended March 31, 2009 and 35.3% for the same period in 2008. The decrease is primarily due to strategic reductions in employees, office consolidations, and a reduction in the 401(k) match expense.

Facilities and telecommunication decreased by $1.5 million compared to the same period in 2008. Facilities and telecommunication expenses were 3.5% of service revenue in the first quarter of 2009 and 4.4% in the first quarter of 2008. The decrease is primarily due to savings related to office consolidations.

Other operating expenses decreased by $3.5 million compared to the same period in 2008. Other operating expenses were 10.2% and 12.1% of service revenue for the three months ended March 31, 2009 and 2008, respectively. The decrease in expense is due to office consolidations and cost cutting measures at the Employer Services and Credit Services segments. This is offset by an increase in bad debt expense at the Data Services segment.

Depreciation and amortization increased by $0.8 million due to fixed asset additions and the roll out of internally developed software, offset by certain fixed assets and intangibles becoming fully depreciated.

The consolidated operating margin was 9.9% for the three months ended March 31, 2009, compared to 14.4% for the same period in 2008. Income from operations was $18.8 million for the three months ended March 31, 2009 compared to $27.2 million for the same period in 2008. The decrease of $8.4 million is comprised of a decrease in operating income of $8.4 million in Investigative and Litigation Support Services, $1.6 million in Credit Services, and $4.0 million at Employer Services offset by increases in operating income of $1.9 million in Data Services, $0.9 million in Multifamily Services and a decrease of corporate expenses of $2.9 million.

Critical Accounting Estimates

Critical accounting policies are those policies used in the preparation of the company’s financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for year ended December 31, 2008.

Liquidity and Capital Resources

Overview

The Company’s principal sources of capital include, but are not limited to, existing cash balances, operating cash flows and borrowing under its Secured Credit Facility (see Note 6 to the Consolidated Financial Statements). The Company’s short-term and long-term liquidity depends primarily upon its level of net income, working capital management (accounts receivable, accounts payable and accrued expenses), capital expenditures and bank borrowings. The Company believes that, based on current forecasts and anticipated market conditions, sufficient operating cash flow will be generated to meet all operating needs, to make planned capital expenditures, scheduled debt payments, and tax obligations for the next twelve months. Any material variance of operating results could require us to seek other funding alternatives including raising additional capital, which may be difficult in the current economic conditions.

In previous years, First Advantage sought to acquire other businesses as part of its growth strategy. The Company will continue to evaluate acquisitions in order to achieve economies of scale, expand market share and enter new markets.

While uncertainties within the Company’s industry exist, management is not aware of any trends or events likely to have a material adverse effect on liquidity or the accompanying financial statements. Management expects continued weakness in the real estate and mortgage markets to continue impacting the Company’s Credit Services segment and the transportation and specialty credit businesses in the Data Services segment. In addition, the effect of the issues in the real estate and related credit markets and other macroeconomic matters has resulted in higher unemployment rates negatively impacting the volumes in the Employer Services segment. Given this outlook, management is focusing on expense reductions, operating efficiencies, and increasing market share throughout the Company.

Statements of Cash Flows

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank. As of March 31, 2009, cash and cash equivalents were $59.2 million.

Net cash provided by operating activities of continuing operations was $12.9 million in the first quarter of 2009 compared to cash used in operating activities of continuing operations was $35.7 million for the same period in 2008. Cash provided by operating activities of continuing operations increased by $48.6 million from the first quarter of 2008 to the first quarter of 2009 while income from continuing operations was $10.8 million in the first quarter of 2009 and $16.2 million for the same period in 2008. The increase in cash provided by operating activities was primarily due to the non-recurrence of 2008 income tax payments of $56.9 million related to the sale of DealerTrack shares and a 2008 severance payment of $2.2 million to the former CEO.

Cash used in investing activities of continuing operations was $24.1 million and $47.1 million for the three months ended March 31, 2009 and 2008, respectively. In the first quarter of 2009, net cash in the amount of $18.1 million was used for acquisitions compared to $36.1 million in 2008. Purchases of property and equipment were $5.0 million in the first quarter of 2009 compared to $10.4 million in the same period of 2008.

Cash provided by financing activities of continuing operations was $17.5 million for the three months ended March 31, 2009, compared to $67.2 million for the three months ended March 31, 2008. In the first quarter of 2009, proceeds from existing credit facilities were $45.0 million compared to $75.2 million in 2008. Repayment of debt was $22.6 million in the first quarter of 2009 and $3.3 million in the same period of 2008. Cash used to acquire noncontrolling interest in a consolidated subsidiary was $5.1 million and $8.0 million for the three months ended March 31, 2009 and 2008, respectively.

Debt and Capital

In 2005, the Company executed a revolving credit agreement with a bank syndication (the “Credit Agreement”). Borrowings available under the Credit Agreement total up to $225 million. The Credit Agreement includes a $10 million sub-facility for the issuance of letters of credit and up to a $5 million swing loan facility. The credit facility maturity date is September 28, 2010. The Credit Agreement is collateralized by the stock and accounts receivable of the Company’s subsidiaries.

At March 31, 2009, the Company had available lines of credit of $180.6 million. At March 31, 2009, the Company was in compliance with the financial covenants of its loan agreements.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 5.0 million shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities. The Registration Statement was declared effective on January 9, 2006. A total of 1,338,631 shares were issued for acquisitions as of March 31, 2009.

Contractual Obligations and Commercial Commitments

The following is a schedule of long-term contractual commitments, as of March 31, 2009, over the periods in which they are expected to be paid.

(in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Advertising commitments	$173	$—	$—	$—	$—	$—	$173
Minimum contract purchase commitments	1,945	1,381	363	—	—	—	3,689
Operating leases	10,545	10,169	8,016	6,591	6,562	13,056	54,939
Debt and capital leases	7,149	47,661	425	—	—	—	55,235
Interest payments related to debt (1)	1,112	304	4	—	—	—	1,420

Total (2)	$20,924	$59,515	$8,808	$6,591	$6,562	$13,056	$115,456

(1)	Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.

(2)	Excludes FIN 48 tax liability of $4.0 million due to uncertainty of payment period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s risk since filing its Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

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

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for Fiscal Year Ending December 31, 2008.

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

FIRST ADVANTAGE CORPORATION

(Registrant)

Date: April 30, 2009	By:	/s/ ANAND NALLATHAMBI
Anand Nallathambi
Chief Executive Officer

Date: April 30, 2009	By:	/s/ JOHN LAMSON
John Lamson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002