Form 10-Q
period 2009-06-30
FIRST ADVANTAGE CORP
filed 2009-07-30
CIK 1210677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________ Commission file number: 001-31666
FIRST ADVANTAGE CORPORATION
(Exact name of registrant as specified in its charter)

Incorporated in Delaware (State or other jurisdiction of incorporation or organization)	61-1437565 (I.R.S. Employer Identification Number)

12395 First American Way
Poway, California 92064
 (Address of principal executive offices, including zip code)

(727) 214-3411
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12-b).    Yes [ ] No [X]

There were 12,063,733 shares of outstanding Class A Common Stock of the registrant as of July 27, 2009.
There were 47,726,521 shares of outstanding Class B Common Stock of the registrant as of July 27, 2009.

INDEX

Part I:  FINANCIAL INFORMATION

Part II:  OTHER INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

First Advantage Corporation
Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended
June 30, 2009 and 2008

First Advantage Corporation

Consolidated Balance Sheets (Unaudited)

(in thousands)	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$ 60,478	$ 52,361
Accounts receivable (less allowance for doubtful accounts
of $11,977 and $8,345, respectively)	118,702	121,531
Prepaid expenses and other current assets	9,634	9,032
Due from affiliates	2,908	-
Deferred income tax asset	16,846	16,695
Total current assets	208,568	199,619
Property and equipment, net	78,982	81,807
Goodwill	752,491	731,369
Customer lists, net	48,507	53,813
Other intangible assets, net	15,311	17,245
Database development costs, net	12,191	11,837
Marketable equity securities	43,389	30,365
Other assets	3,300	3,684
Total assets	$ 1,162,739	$ 1,129,739

Liabilities and Equity
Current liabilities:
Accounts payable	$ 37,346	$ 38,404
Accrued compensation	22,367	32,423
Accrued liabilities	13,511	11,379
Deferred income	6,755	7,381
Income tax payable	1,037	2,609
Due to affiliates	-	714
Current portion of long-term debt and capital leases	8,807	9,891
Total current liabilities	89,823	102,801
Long-term debt and capital leases, net of current portion	29,357	22,938
Deferred income tax liability	68,429	61,652
Other liabilities	4,971	5,300
Total liabilities	192,580	192,691
Equity:
First Advantage Corporations Stockholders' Equity:
Preferred stock, $.001 par value; 1,000 shares authorized, no shares issued or outstanding	-	-
Class A common stock, $.001 par value; 125,000 shares authorized;
12,061 and 11,772 shares issued and outstanding as of
June 30, 2009 and December 31, 2008, respectively	12	12
Class B common stock, $.001 par value; 75,000 shares authorized; 47,727 shares issued
and outstanding as of June 30, 2009 and December 31, 2008, respectively	48	48
Additional paid-in capital	501,324	502,600
Retained earnings	414,187	390,602
Accumulated other comprehensive income (loss)	10,124	(412)
Total First Advantage Corporation's stockholders' equity	925,695	892,850
Noncontrolling interests	44,464	44,198
Total equity	970,159	937,048
Total liabilities and equity	$ 1,162,739	$ 1,129,739

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income (Unaudited)

(in thousands, except per share amounts)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service revenue	$164,668	$182,423	$354,708	$370,677
Reimbursed government fee revenue	13,341	13,122	26,319	27,147
Total revenue	178,009	195,545	381,027	397,824
Cost of service revenue	58,261	53,487	139,601	107,203
Government fees paid	13,341	13,122	26,319	27,147
Total cost of service	71,602	66,609	165,920	134,350
Gross margin	106,407	128,936	215,107	263,474
Salaries and benefits	48,130	62,927	101,297	129,376
Facilities and telecommunications	6,865	8,084	13,524	16,284
Other operating expenses	18,597	22,909	37,944	45,743
Depreciation and amortization	10,895	10,726	21,581	20,622
Impairment loss	-	297	-	297
Total operating expenses	84,487	104,943	174,346	212,322
Income from operations	21,920	23,993	40,761	51,152
Other (expense) income:
Interest expense	(294)	(1,075)	(669)	(1,500)
Interest income	71	172	284	591
Total other (expense), net	(223)	(903)	(385)	(909)
Income from continuing operations before income taxes	21,697	23,090	40,376	50,243
Provision for income taxes	9,112	9,676	16,958	20,650
Income from continuing operations	12,585	13,414	23,418	29,593
Loss from discontinued operations, net of tax	-	(1,264)	-	(4,241)
Net income	12,585	12,150	23,418	25,352
Less: Net loss attributable to noncontrolling interest	(386)	(238)	(167)	(325)
Net income attributable to First Advantage Corporation ("FADV")	$12,971	$12,388	$23,585	$25,677
Basic income per share:
Income from continuing operations attributable to FADV shareholders	$0.22	$0.23	$0.40	$0.50
Loss from discontinued operations attributable to FADV shareholders, net of tax	-	(0.02)	-	(0.07)
Net income attributable to FADV shareholders	$0.22	$0.21	$0.40	$0.43
Diluted income per share:
Income from continuing operations attributable to FADV shareholders	$0.22	$0.23	$0.39	$0.50
Loss from discontinued operations attributable to FADV shareholders, net of tax	-	(0.02)	-	(0.07)
Net income attributable to FADV shareholders	$0.22	$0.21	$0.39	$0.43
Weighted-average common shares outstanding:
Basic	59,776	59,435	59,681	59,297
Diluted	59,898	59,617	59,764	59,374
Amounts attributable to FADV shareholders:
Income from continuing operations, net of tax	$12,971	$13,652	$23,585	$29,918
Loss from discontinued operations, net of tax	-	(1,264)	-	(4,241)
Net income	$12,971	$12,388	$23,585	$25,677

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2009	2008	2009	2008
Net income	$12,585	$12,150	$23,418	$25,352
Other comprehensive income (loss) , net of tax:
Foreign currency translation adjustments	3,572	(670)	2,803	2,080
Unrealized gain (loss) on investment, net of tax	5,915	(9,230)	7,733	(29,719)
Total other comprehensive income (loss) , net of tax	$9,487	$(9,900)	$10,536	$(27,639)
Comprehensive income (loss)	$22,072	$2,250	$33,954	$(2,287)
Comprehensive loss attributable to the noncontrolling interest	(386)	(238)	(167)	(325)
Comprehensive income (loss) attributable to FADV	$21,686	$2,012	$33,787	$(2,612)

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Equity
For the Six Months Ended June 30, 2009 (Unaudited)

					Accumulated
(in thousands)	Common	Common	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total
Balance at December 31, 2008	59,499	$60	$502,600	$390,602	$(412)	$44,198	$937,048
Net income	-	-	-	23,585	-	(167)	23,418
Purchase of subsidiary shares from
noncontrolling interest	-	-	(5,506)	-	-	433	(5,073)
Class A Shares issued in
connection with share
based compensation	289	-	310	-	-	-	310
Share based compensation	-	-	3,920	-	-	-	3,920
Foreign currency translation	-	-	-	-	2,803	-	2,803
Unrealized gain on investment,
net of tax	-	-	-	-	7,733	-	7,733
Balance at June 30, 2009	59,788	$60	$501,324	$414,187	$10,124	$44,464	$970,159

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008 (Unaudited)

(in thousands)	For the Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$23,418	$25,352
Loss from discontinued operations	-	(4,241)
Income from continuing operations	$23,418	$29,593

Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	21,581	20,919
Bad debt expense	6,483	3,464
Share based compensation	3,920	4,974
Deferred income tax	1,324	7,676
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,826)	13,603
Prepaid expenses and other current assets	(547)	(535)
Other assets	126	(116)
Accounts payable	(1,117)	(2,322)
Accrued liabilities	1,905	(1,962)
Deferred income	(604)	(477)
Due from affiliates	(3,622)	(6,782)
Income tax accounts	(1,475)	(59,400)
Accrued compensation and other liabilities	(10,390)	(11,157)
Net cash provided by (used in) operating activities - continuing operations	37,176	(2,522)
Net cash provided by operating activities - discontinued operations	-	754
Cash flows from investing activities:
Database development costs	(1,939)	(2,092)
Purchases of property and equipment	(9,826)	(17,479)
Cash paid for acquisitions	(19,465)	(51,152)
Proceeds from sale of assets	850	-
Cash balance of companies acquired	-	331
Net cash used in investing activities - continuing operations	(30,380)	(70,392)
Net cash provided by investing activities - discontinued operations	-	1,721
Cash flows from financing activities:
Proceeds from long-term debt	50,396	90,000
Repayment of long-term debt	(45,139)	(52,033)
Cash contributions from First American to LeadClick Holdings, LLC	-	2,402
Proceeds from class A shares issued in connection with stock option
plan and employee stock purchase plan	310	4,365
Cash paid for acquisition of noncontrolling interests	(5,073)	(8,008)
Distribution to noncontrolling interests	-	(949)
Tax expense related to stock options	-	(204)
Net cash provided by financing activities	494	35,573

Effect of exchange rates on cash	827	(146)
Increase (decrease) in cash and cash equivalents	8,117	(35,012)
Cash and cash equivalents at beginning of period	52,361	76,060
Change in cash and cash equivalents of discontinued operations	-	540
Cash and cash equivalents at end of period	$60,478	$41,588

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows, continued
For the Six Months Ended June 30, 2009 and 2008 (Unaudited)

	For the Six Months Ended
(in thousands)	June 30,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid for interest	$432	$1,467
Cash received for income tax refund	$982	$987
Cash paid for income taxes	$17,580	$69,125

Non-cash investing and financing activities:
Notes issued in connection with acquisitions	$-	$3,026
Class A shares issued for compensation	$4,997	$2,767
Unrealized gain (loss) on investment, net of tax	$7,733	$(29,719)

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

1. Organization and Nature of Business

First Advantage Corporation (the “Company” or “First Advantage”) is a global risk mitigation and business solutions provider and operates in five primary business segments: Credit Services, Data Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.  In the first quarter of 2009, the Company consolidated the previous Lender Services and Dealer Services segments and moved the consumer credit business from the Data Services segment to create the Credit Services segment. The prior periods have been recast to reflect the changed segments.

The First American Corporation and affiliates (“First American”) own approximately 80% of the shares of capital stock of the Company as of June 30, 2009.  The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

On  June 29, 2009, the Company received an unsolicited proposal from First American to acquire all of the issued and outstanding shares of the Company's common stock not owned by First American at a fixed exchange ratio of 0.5375 of a share of First American's  common stock for each share of the Company's common stock. First American's proposal is subject to confirmatory due diligence, the negotiation of an acceptable definitive acquisition agreement and the receipt of all necessary stockholder and regulatory approvals. First American's proposal is under consideration by the Special Committee of the Board of Directors of the Company, which is comprised of directors who are unaffiliated with First American.
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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial information included in this report has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments are of a normal, recurring nature and are considered necessary for a fair statement of the results for the interim period.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

Certain amounts for the three and six months ended June 30, 2008 and at December 31, 2008 have been reclassified to conform with 2009 presentation.

Operating results for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Subsequent events have been evaluated through July 30, 2009, the date these financial statements were issued.

As of June 30, 2009, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, have not changed from December 31, 2008, except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements,” SFAS No. 165, "Subsequent Events," and FASB Staff Position FAS 107-1, "Interim Disclosures about Fair Value of Financial Instruments."

Purchase Accounting

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

First Advantage Corporation

Notes to Consolidated Financial Statements

Noncontrolling Interest

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The Company has applied the provisions of this statement effective beginning on January 1, 2009 and the adoption did not have a material effect on its consolidated financial statements.

Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position (“FSP”) FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends Statement of Financial Accounting Standard (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We adopted this new standard effective April 1, 2009.

The carrying amount of the Company’s financial instruments at June 30, 2009 and December 31, 2008, which includes cash and cash equivalents, marketable equity securities and accounts receivable, approximates fair value because of the short maturity of those instruments.  The Company’s marketable equity securities are classified as available for sale securities.  Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported, net of taxes, as accumulated other comprehensive (loss) income.  The Company considers its variable rate debt to be representative of current market rates and, accordingly, estimates that the recorded amounts approximate fair market value.  Fair value estimates of its fixed rate debt were determined using discounted cash flow methods with a discount rate of 3.25% and 3.25%, which are the estimated rates that similar instruments could be negotiated at June 30, 2009 and December 31, 2008, respectively.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are summarized as follows:

	June 30, 2009		December 31, 2008
(in thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$60,478	$60,478	$52,361	$52,361
Accounts receivable	118,702	118,702	121,531	121,531
Marketable equity securities	43,389	43,389	30,365	30,365
Long-term debt and capital leases	(38,164)	(38,201)	(32,829)	(32,699)

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS 165 is effective for reporting periods ending after June 15, 2009.

First Advantage Corporation

Notes to Consolidated Financial Statements

3. Acquisitions

During the first six months of 2009, the Company paid consideration of approximately $19.5 million in cash related to earnout provisions from prior year acquisitions and approximately $5.1 million for the final purchase of a portion of noncontrolling interests in LeadClick Media, Inc.  The additional consideration related to earnout provisions was recorded to goodwill and the purchase of noncontrolling interests was recorded to additional paid in capital when paid.

The changes in the carrying amount of goodwill, by operating segment, are as follows for the six months ended June 30, 2009:

		Acquisitions,
	Balance at	(Disposals)	Adjustments to net	Balance at
(in thousands)	December 31, 2008	and Earnouts	assets acquired	June 30, 2009
Credit Services	$107,578	$-	$-	$107,578
Data Services	218,505	(611)	-	217,894
Employer Services	272,461	2,266	2,245	276,972
Multifamily Services	49,174	-	-	49,174
Investigative and Litigation Support Services	83,651	17,199	23	100,873
Consolidated	$731,369	$18,854	$2,268	$752,491

The adjustments to net assets acquired represent post acquisition adjustments for those companies acquired in the past periods.

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

First Advantage Corporation

Notes to Consolidated Financial Statements

The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three and six months ended June 30, 2008.

	Three months ended	Six months ended
	June 30,	June 30,
(in thousands, except per share amounts)	2008	2008

Total revenue	$2,826	$7,671
Loss from discontinued operations before income taxes	$(2,141)	$(3,245)
Loss on sale of discontinued operations before income taxes	-	(3,910)
Income tax benefit	(877)	(2,914)
Loss from discontinued operations, net of tax	$(1,264)	$(4,241)
Loss per share:
Basic	$(0.02)	$(0.07)
Diluted	$(0.02)	$(0.07)
Weighted-average common shares outstanding:
Basic	59,435	59,297
Diluted	59,617	59,374

5. Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company will perform the goodwill impairment test for all reporting units in the fourth quarter of 2009.   There have been no impairments of goodwill during the six months ended June 30, 2009.

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

First Advantage Corporation

Notes to Consolidated Financial Statements

Goodwill and other identifiable intangible assets as of June 30, 2009 and December 31, 2008 are as follows:

(in thousands)	June 30, 2009	December 31, 2008

Goodwill	$752,491	$731,369
Customer lists	$95,556	$95,446
Less accumulated amortization	(47,049)	(41,633)
Customer lists, net	$48,507	$53,813
Other identifiable intangible assets:
Noncompete agreements	$10,186	$11,783
Trade names	21,664	21,631
	31,850	33,414
Less accumulated amortization	(16,539)	(16,169)
Other identifiable intangible assets, net	$15,311	$17,245

Amortization of customer lists and other identifiable intangible assets totaled approximately $3.7 million and $4.4 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $7.3 million and $8.5 million for the six months ended June 30, 2009 and 2008, respectively.

Estimated amortization expense relating to intangible asset balances as of June 30, 2009, is expected to be as follows over the next five years:

(in thousands)
Remainder of 2009	$7,252
2010	13,926
2011	11,307
2012	10,213
2013	8,812
Thereafter	12,308
$63,818

The changes in the carrying amount of identifiable intangible assets are as follows for the six months ended June 30, 2009:

	Other
	Identifiable
	Intangible	Customer
(in thousands)	Assets	Lists

Balance, at December 31, 2008	$17,245	$53,813
Adjustments	33	58
Amortization	(1,967)	(5,364)
Balance, at June 30, 2009	$15,311	$48,507

First Advantage Corporation

Notes to Consolidated Financial Statements

6. Debt

Long-term debt consists of the following at June 30, 2009:

(in thousands, except percentages)

Acquisition notes:
Weighted average interest rate of 3.65% with maturities
through 2011	$11,699
Bank notes:
$225 million Secured Credit Facility, interest at 30-day LIBOR
plus 1.13% (1.44% at June 30, 2009) matures September 2010	25,000
Capital leases and other debt:
Various interest rates with maturities through 2011	1,465
Total long-term debt and capital leases	$38,164
Less current portion of long-term debt and capital leases	8,807
Long-term debt and capital leases, net of current portion	$29,357

At June 30, 2009, the Company was in compliance with the financial covenants of its loan agreement.

First Advantage Corporation

Notes to Consolidated Financial Statements

7. Earnings Per Share

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30,		June 30,
	2009	2008	2009	2008
Income from continuing operations attributable to FADV shareholders	$12,971	$13,652	$23,585	$29,918
Loss from discontinued operations attributable to FADV shareholders, net of tax	-	(1,264)	-	(4,241)
Net income attributable to FADV shareholders	$12,971	$12,388	$23,585	$25,677
Denominator:
Weighted-average shares for basic earnings per share	59,776	59,435	59,681	59,297
Effect of restricted stock	117	75	79	47
Effect of dilutive securities - employee stock options and warrants	5	107	4	30
Denominator for diluted earnings per share	59,898	59,617	59,764	59,374
Earnings per share:
Basic
Income from continuing operations attributable to FADV shareholders	$0.22	$0.23	$0.40	$0.50
Loss from discontinued operations attributable to FADV shareholders, net of tax	-	(0.02)	-	(0.07)
Net income attributable to FADV shareholders	$0.22	$0.21	$0.40	$0.43
Diluted
Income from continuing operations attributable to FADV shareholders	$0.22	$0.23	$0.39	$0.50
Loss from discontinued operations attributable to FADV shareholders, net of tax	-	(0.02)	-	(0.07)
Net income attributable to FADV shareholders	$0.22	$0.21	$0.39	$0.43

For the three months ended June 30, 2009 and 2008, options and warrants totaling 3,376,872 and 3,062,601, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive.  For the six months ended June 30, 2009 and 2008, options and warrants totaling 3,376,872 and 3,599,011, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive.

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

First Advantage Corporation

Notes to Consolidated Financial Statements

Restricted stock activity since December 31, 2008 is summarized as follows:

		Weighted
(in thousands, except exercise prices)		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested restricted stock outstanding at December 31, 2008	632	$21.93
Restricted stock granted	406	$10.61
Restricted stock forfeited	(30)	$17.99
Restricted stock vested	(253)	$23.06
Nonvested restricted stock outstanding at June 30, 2009	755	$15.61

The following table illustrates the share-based compensation expense recognized for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Stock options	$487	$1,326	$1,120	$2,700
Restricted stock	1,459	1,349	2,746	2,188
Employee stock purchase plan	24	42	54	86
	$1,970	$2,717	$3,920	$4,974

Stock option activity under the Company’s stock plan since December 31, 2008 is summarized as follows:

		Weighted	Aggregate
(in thousands, except exercise prices)	Number of	Average	Intrinsic
	Shares	Exercise Price	Value
Options outstanding at December 31, 2008	3,492	$23.06	$71
Options forfeited	(106)	$28.31
Options outstanding at June 30, 2009	3,386	$22.93	$68
Options exercisable, end of the quarter	3,137	$22.81	$68

The following table summarizes information about stock options outstanding at June 30, 2009:

(in thousands, except for exercise prices, years and weighted average amounts)

	Options Outstanding			Options Exercisable
		Weighted Avg			Weighted
Range of		Remaining Contractual	Weighted Average		Average
Exercise Prices	Shares	Life in Years	Exercise Price	Shares	Exercise Price
$7.00 - $ 12.50	9	2.2	$11.13	9	$11.13
$12.51 - $ 25.00	2,254	4.6	$20.85	2,167	$20.89
$25.01 - $ 50.00	1,118	6.2	$27.04	956	$27.09
$50.01 - $242.25	5	1.7	$60.50	5	$60.50
	3,386			3,137

The Company had outstanding warrants to purchase up to 41,462 shares of its common stock at exercise prices of $12.05 per share as of June 30, 2009.  The weighted average remaining contractual life in years for the warrants outstanding is 1.93.

First Advantage Corporation

Notes to Consolidated Financial Statements

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

As of June 30, 2009, the Company has a $4.9 million total liability recorded for unrecognized tax benefits as well as a $0.4 million total liability for income tax related interest.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.6 million.  The majority of the unrecognized tax benefits that would affect the effective tax rate and associated interest relates to foreign operations.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2009.

10.  Segment Information

The Company operates in five primary business segments: Credit Services, Data Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services. In the first quarter of 2009, the Company consolidated the previous Lender Services and Dealer Services segments and moved the consumer credit business from the Data Services segment to create the Credit Services segment. The prior periods have been recast to reflect the changed segments.

The Credit Services segment include business lines that offer lenders credit reporting solutions for mortgage and home equity needs, that provide consumer credit reporting services and serve the automotive dealer marketplace by delivering consolidated consumer credit reports and automotive lead generation services.

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, fleet management, criminal records reselling, specialty finance credit reporting, and lead generation services.  Revenue for the Data Services segment includes $1.0 million and $1.4 million of inter-segment sales for the three months ended June 30, 2009 and 2008, respectively, and $1.9 million and $2.8 million of inter-segment sales for the six months ended June 30, 2009 and 2008, respectively.

The Employer Services segment includes employment background screening, occupational health services, tax incentive services and hiring solutions.  Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification and credit reporting.  Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs.  Hiring solutions include applicant tracking software, recruiting services and outsourced management of payroll and human resource functions.  Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs, sales and use tax programs and fleet asset management programs.  Revenue for the Employer Services segment includes $0.1 million of inter-segment sales for the three months ended June 30, 2008, and $0.2 million and $0.5 million of inter-segment sales for the six months ended June 30, 2009 and 2008, respectively.

The Multifamily Services segment includes resident screening and software services.  Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories.  Revenue for the Multifamily Services segment includes $0.2 million of inter-segment sales for each of the three months ended June 30, 2009 and 2008, and $0.3 million and $0.4 million of inter-segment sales for the six months ended June 30, 2009 and 2008, respectively.

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

Service revenue for international operations included in the Employer Services segment was $7.0 million and $12.3 million for the three months ended June 30, 2009 and 2008, respectively, and $13.5 million and $23.4 million for the six months ended June 30, 2009 and 2008, respectively. Service revenue for international operations included in the Investigative and Litigation Support Services segment was $1.4 million and $11.7 million for the three months ended June 30, 2009 and 2008, respectively, and $6.8 million and $24.6 million for the six months ended June 30, 2009 and 2008, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements

The following table sets forth segment information for the three and six months ended June 30, 2009 and 2008.

(in thousands)		Depreciation	Income (Loss)
Three Months Ended June 30, 2009	Service Revenue	and Amortization	From Operations	Assets
Credit Services	$67,705	$1,488	$17,584	$200,797
Data Services	28,842	2,427	2,153	300,290
Employer Services	40,168	3,772	2,681	391,370
Multifamily Services	19,685	1,509	7,579	85,018
Investigative and Litigation Support Services	8,694	727	270	120,482
Corporate and Eliminations	(426)	972	(8,347)	64,782
Consolidated	$164,668	$10,895	$21,920	$1,162,739
Three Months Ended June 30, 2008
Credit Services	$66,984	$1,565	$11,961	$190,311
Data Services	19,533	2,534	3,764	313,651
Employer Services	55,511	3,295	3,004	410,989
Multifamily Services	19,986	1,429	6,569	89,342
Investigative and Litigation Support Services	21,178	858	7,535	115,539
Corporate and Eliminations	(769)	1,045	(8,840)	64,152
Consolidated	$182,423	$10,726	$23,993	$1,183,984
Six Months Ended June 30, 2009
Credit Services	$132,124	$2,937	$32,331	$200,797
Data Services	87,942	4,932	7,799	300,290
Employer Services	77,619	7,287	2,181	391,370
Multifamily Services	37,588	3,011	13,253	85,018
Investigative and Litigation Support Services	20,420	1,452	1,416	120,482
Corporate and Eliminations	(985)	1,962	(16,219)	64,782
Consolidated	$354,708	$21,581	$40,761	$1,162,739
Six Months Ended June 30, 2008
Credit Services	$141,886	$2,752	$28,308	$190,311
Data Services	38,500	5,031	7,534	313,651
Employer Services	109,198	6,374	6,475	410,989
Multifamily Services	38,335	2,798	11,341	89,342
Investigative and Litigation Support Services	44,681	1,623	17,060	115,539
Corporate and Eliminations	(1,923)	2,044	(19,566)	64,152
Consolidated	$370,677	$20,622	$51,152	$1,183,984

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note of Caution Regarding Forward Looking Statements

Certain statements in this quarterly report on Form 10-Q relate to future results of the Company and are considered “forward-looking statements.”  These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to among other things, sufficiency and availability of cash flows and other sources of liquidity, current levels of operations, anticipated growth, future market positions, synergies from integration, ability to execute its growth strategy, levels of capital expenditures and ability to satisfy current debt.  These forward-looking statements, and others forward-looking statements contained in other public disclosures of the Company are based on assumptions that involve risks and uncertainties, and that are subject to change based on various important factors (some of which are beyond the Company’s control).  Risks and uncertainties exist that may cause results to differ materially from those set forth in these forward-looking statements.  Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: general volatility of the capital markets and the market price of the Company’s Class A common stock; the Company’s ability to successfully raise capital; the Company’s ability to identify and complete acquisitions and to successfully integrate businesses it acquires; changes in applicable government regulations; the degree and nature of the Company’s competition; increases in the Company’s expenses; continued consolidation among the Company’s competitors and customers; unanticipated technological changes and requirements; the Company’s ability to identify suppliers of quality and cost-effective data; and other factors described in this quarterly report on Form 10-Q.   In addition to the risk factors set forth above and in this quarterly report on Form 10-Q, you should carefully consider the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as the other information contained the Company’s Annual Report, as updated or modified in subsequent filings.  The Company faces risks other than those listed in the Annual Report, as updated, including those that are unknown and others of which the Company may be aware but, at present, considers immaterial.  Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties. The forward-looking statements speak only as of the date they are made.  The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

First Advantage Corporation (Nasdaq: FADV) (“First Advantage” or the “Company”) provides global risk mitigation, screening services and credit reporting to enterprise and consumer customers.  The Company operates in five primary business segments: Credit Services, Data Services, Employer Services, Multifamily Services, and Investigative & Litigation Support Services.  In the first quarter of 2009, the Company consolidated the previous Lender Services and Dealer Services segments and moved the consumer credit business from the Data Services segment to create the Credit Services segment. The prior periods have been recast to reflect the changed segments.  First Advantage is headquartered in Poway, California and has approximately 3,700 employees in offices throughout the United States and abroad.

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

Operating results for the three months ended June 30, 2009 included total service revenue of $164.7 million, this represents a decrease of 9.7% over the same period in 2008.  Operating results for the six months ended June 30, 2009 included total service revenue of $354.7 million, this represents a decrease of 4.3% over the same period in 2008.  Operating income for the three and six months ended June 30, 2009 was $21.9 million and $40.8 million, respectively.  Operating income decreased $2.1 million for the three months ended June 30, 2009 in comparison to the same period in 2008.  Operating income decreased $10.4 million for the six months ended June 30, 2009 in comparison to the same period in 2008.

On  June 29, 2009, the Company received an unsolicited proposal from First American to acquire all of the issued and outstanding shares of the Company's common stock not owned by First American at a fixed exchange ratio of 0.5375 of a share of First American's  common stock for each share of the Company's common stock. First American's proposal is subject to confirmatory due diligence, the negotiation of an acceptable definitive acquisition agreement and the receipt of all necessary stockholder and regulatory approvals. First American's proposal is under consideration by the Special Committee of the Board of Directors of the Company, which is comprised of directors who are unaffiliated with First American.

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

The following is a summary of the operating results by the Company’s business segments for the three and six months ended June 30, 2009 and June 30, 2008.

(in thousands, except percentages)
					Invest/Litigation	Corporate
Three Months Ended June 30, 2009	Credit Services	Data Services	Employer Services	Multifamily Services	Support Services	and Eliminations	Total
Service revenue	$67,705	$28,842	$40,168	$19,685	$8,694	$(426)	$164,668
Reimbursed government fee revenue	391	11,570	2,243	-	-	(863)	13,341
Total revenue	68,096	40,412	42,411	19,685	8,694	(1,289)	178,009
Cost of service revenue	30,544	15,404	10,666	1,751	526	(630)	58,261
Government fees paid	391	11,570	2,243	-	-	(863)	13,341
Total cost of service	30,935	26,974	12,909	1,751	526	(1,493)	71,602
Gross margin	37,161	13,438	29,502	17,934	8,168	204	106,407
Salaries and benefits	12,063	4,367	15,615	5,792	5,050	5,243	48,130
Facilities and telecommunications	1,633	659	2,128	730	725	990	6,865
Other operating expenses	4,393	3,832	5,306	2,324	1,396	1,346	18,597
Depreciation and amortization	1,488	2,427	3,772	1,509	727	972	10,895
Income (loss) from operations	$17,584	$2,153	$2,681	$7,579	$270	$(8,347)	$21,920
Operating margin percentage	26.0%	7.5%	6.7%	38.5%	3.1%	N/A	13.3%

					Invest/Litigation	Corporate
Three Months Ended June 30, 2008	Credit Services	Data Services	Employer Services	Multifamily Services	Support Services	and Eliminations	Total
Service revenue	$66,984	$19,533	$55,511	$19,986	$21,178	$(769)	$182,423
Reimbursed government fee revenue	-	11,906	2,226	-	-	(1,010)	13,122
Total revenue	66,984	31,439	57,737	19,986	21,178	(1,779)	195,545
Cost of service revenue	30,392	5,710	16,070	1,759	440	(884)	53,487
Government fees paid	-	11,906	2,226	-	-	(1,010)	13,122
Total cost of service	30,392	17,616	18,296	1,759	440	(1,894)	66,609
Gross margin	36,592	13,823	39,441	18,227	20,738	115	128,936
Salaries and benefits	14,916	5,010	20,339	6,386	8,442	7,834	62,927
Facilities and telecommunications	2,136	640	2,554	896	713	1,145	8,084
Other operating expenses	6,014	1,875	9,952	2,947	3,190	(1,069)	22,909
Depreciation and amortization	1,565	2,534	3,295	1,429	858	1,045	10,726
Impairment loss	-	-	297	-	-	-	297
Income (loss) from operations	$11,961	$3,764	$3,004	$6,569	$7,535	$(8,840)	$23,993
Operating margin percentage	17.9%	19.3%	5.4%	32.9%	35.6%	N/A	13.2%

					Invest/Litigation	Corporate
Six Months Ended June 30, 2009	Credit Services	Data Services	Employer Services	Multifamily Services	Support Services	and Eliminations	Total
Service revenue	$132,124	$87,942	$77,619	$37,588	$20,420	$(985)	$354,708
Reimbursed government fee revenue	391	23,318	4,345	-	-	(1,735)	26,319
Total revenue	132,515	111,260	81,964	37,588	20,420	(2,720)	381,027
Cost of service revenue	59,601	56,387	20,716	3,239	871	(1,213)	139,601
Government fees paid	391	23,318	4,345	-	-	(1,735)	26,319
Total cost of service	59,992	79,705	25,061	3,239	871	(2,948)	165,920
Gross margin	72,523	31,555	56,903	34,349	19,549	228	215,107
Salaries and benefits	24,239	9,745	32,733	12,108	11,705	10,767	101,297
Facilities and telecommunications	3,382	1,207	4,212	1,493	1,310	1,920	13,524
Other operating expenses	9,634	7,872	10,490	4,484	3,666	1,798	37,944
Depreciation and amortization	2,937	4,932	7,287	3,011	1,452	1,962	21,581
Income (loss) from operations	$32,331	$7,799	$2,181	$13,253	$1,416	$(16,219)	$40,761
Operating margin percentage	24.5%	8.9%	2.8%	35.3%	6.9%	N/A	11.5%

					Invest/Litigation	Corporate
Six Months Ended June 30, 2008	Credit Services	Data Services	Employer Services	Multifamily Services	Support Services	and Eliminations	Total
Service revenue	$141,886	$38,500	$109,198	$38,335	$44,681	$(1,923)	$370,677
Reimbursed government fee revenue	-	24,215	5,031	-	-	(2,099)	27,147
Total revenue	141,886	62,715	114,229	38,335	44,681	(4,022)	397,824
Cost of service revenue	63,150	10,830	30,807	3,314	1,021	(1,919)	107,203
Government fees paid	-	24,215	5,031	-	-	(2,099)	27,147
Total cost of service	63,150	35,045	35,838	3,314	1,021	(4,018)	134,350
Gross margin	78,736	27,670	78,391	35,021	43,660	(4)	263,474
Salaries and benefits	30,710	10,119	40,571	13,638	17,695	16,643	129,376
Facilities and telecommunications	4,341	1,279	5,050	1,830	1,495	2,289	16,284
Other operating expenses	12,625	3,707	19,624	5,414	5,787	(1,414)	45,743
Depreciation and amortization	2,752	5,031	6,374	2,798	1,623	2,044	20,622
Impairment loss	-	-	297	-	-	-	297
Income (loss) from operations	$28,308	$7,534	$6,475	$11,341	$17,060	$(19,566)	$51,152
Operating margin percentage	20.0%	19.6%	5.9%	29.6%	38.2%	N/A	13.8%

Credit Services Segment

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Service revenue was $67.7 million for the three months ended June 30, 2009, an increase of $0.7 million compared to service revenue of $67.0 million for the three months ended June 30, 2008.  The increase is due to a $6.0 million increase in revenue related to our direct to consumer credit business and a $4.8 million increase in mortgage related credit revenue reflecting increased lending volumes as compared to the same period in 2008.  These increases are partially offset by a $10.1 million decrease in revenue related to vehicle financing reflecting an overall decline in auto and truck sales.

Gross margin was $37.2 million for the three months ended June 30, 2009, an increase of $0.6 million compared to gross margin of $36.6 million in the same period of 2008.  The impact of the increase in transactions resulted in an overall increase in gross margin. Gross margin was 54.9% for the three months ended June 30, 2009 as compared to 54.6% for the three months ended June 30, 2008.

Salaries and benefits decreased by $2.9 million.  Salaries and benefits were 17.8% of service revenue for the three months ended June 30, 2009 compared to 22.3% during the same period in 2008.  Salaries and benefits expense decreased primarily due to operational efficiencies.

Facilities and telecommunication expenses decreased $0.5 million.  Facilities and telecommunication expense were 2.4% and 3.2% of service revenue for the three months ended June 30, 2009 and 2008, respectively.  The decrease is due to the consolidation of operations.

Other operating expenses decreased by $1.6 million. Other operating expenses were 6.5% of service revenue in the second quarter of 2009 compared to 9.0% for the same period of 2008. The decrease in 2009 is due to a decrease in lease expense, service fees, professional service fees, marketing expense, bad debt expense and travel expense, offset by an increase in temporary labor.

Depreciation and amortization was flat compared to the same period in 2008.  Depreciation and amortization was 2.2% of service revenue during the second quarter of 2009 compared to 2.3% in the same period in 2008.

Income from operations was $17.6 million for the three months ended June 30, 2009 compared to $12.0 million in the same period of 2008. The operating margin percentage increased from 17.9% to 26.0% primarily due operational efficiencies gained related to the segment’s cost reduction measures in 2008.

Data Services Segment

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Total service revenue was $28.8 million for the three months ended June 30, 2009, an increase of $9.3 million compared to service revenue of $19.5 million in the same period of 2008.  This segment has experienced a significant increase in service revenue primarily due to the lead generation business, offset by reduced volumes in the specialty credit and transportation businesses as a result of the overall economic downturn.

Gross margin was $13.4 million for the three months ended June 30, 2009, a decrease of $0.4 million compared to gross margin of $13.8 million in the same period of 2008.  Gross margin as a percentage of service revenue was 46.6% for the three months ended June 30, 2009 as compared to 70.8% for the three months ended June 30, 2008.  The decrease in the gross margin as a percentage of service revenue is primarily due to the revenue mix.  The lead generation eAdvertising business has lower margins.

Salaries and benefits decreased by $0.6 million.  Salaries and benefits were approximately 15.1% of service revenue in the second quarter of 2009 compared to 25.6% of service revenue in the second quarter of 2008.  The decrease in expense is related to the decrease in staffing as compared to the same period in 2008.

Facilities and telecommunication expenses for the second quarter of 2009 were comparable to the same period in 2008. Facilities and telecommunication expenses were approximately 2.3% of service revenue in the second quarter of 2009 compared to 3.3% of service revenue in the second quarter of 2008.

Other operating expenses increased by $2.0 million. Other operating expenses were 13.3% of service revenue in the second quarter of 2009 and 9.6% in the second quarter of 2008. The expense increase is primarily due to the increase in bad debt expense at the lead generation business.

Depreciation and amortization for the second quarter of 2009 was comparable to the same period in 2008.  Depreciation and amortization was 8.4% of service revenue during the second quarter of 2009 compared to 13.0% in the same period in 2008.

The operating margin percentage decreased from 19.3% to 7.5% in comparing the second quarter of 2008 to the second quarter of 2009.  The decrease in the operating margin is primarily due to the increase in bad debt expense and the change in the revenue mix of the businesses in the second quarter of 2009 compared to the same period in 2008.

Income from operations was $2.2 million for the second quarter of 2009, a decrease of $1.6 million compared to $3.8 million in the second quarter of 2008.   The decrease is primarily driven by the lead generation business where cost of service and operating expenses have increased offset by an increase in revenue.

Employer Services Segment

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Total service revenue was $40.2 million for the three months ended June 30, 2009, a decrease of $15.3 million compared to service revenue of $55.5 million in the same period of 2008.  The decrease was a result of a decrease in hiring in the United States and abroad.  The recession has caused increased unemployment, which directly affects this segment.

Salaries and benefits decreased by $4.7 million.  Salaries and benefits were 38.9% of service revenue in the second quarter of 2009 compared to 36.6% in the same period of 2008.  The expense decrease is a direct effect of office consolidations and the reduction in staffing, offset by an increase in salary and benefit expense related to moving technology personnel from Corporate to Employer Services.

Facilities and telecommunication expenses decreased by $0.4 million.  Facilities and telecommunication expenses were 5.3% of service revenue in the second quarter of 2009 and 4.6% in the second quarter of 2008.   The expense decrease is a direct effect of office consolidations.

Other operating expenses decreased by $4.6 million. Other operating expenses were 13.2% and 17.9% of service revenue in the second quarter of 2009 and 2008, respectively.  The expense decrease in other operating expenses is primarily due to moving technology personnel from Corporate to Employer Services which were previously allocated from Corporate to other expenses, a decrease in temporary labor, professional fees, bad debt expense and decreased foreign currency losses.

Depreciation and amortization increased by $0.5 million.  Depreciation and amortization was 9.4% of service revenue in the second quarter of 2009 compared to 5.9% in the same period of 2008.  The increase is primarily due to accelerated depreciation on software related to outsourcing some services in our drug screening division in the second quarter of 2009.

The operating margin percentage increased from 5.4% to 6.7% primarily due to the decline in operating expenses offset by a decline in revenue.

Income from operations was $2.7 million for the three months ended June 30, 2009, a decrease of $0.3 million compared to income from operations of $3.0 million in the same period of 2008.  The decrease is due to the decline in service revenue, offset by an approximately 26% decrease in operating expenses.

Multifamily Services Segment

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Total service revenue was $19.7 million for the three months ended June 30, 2009, a decrease of $0.3 million compared to service revenue of $20.0 million in the same period of 2008.  The decrease is primarily due to a decline in revenue at the screening business due to the current economic conditions.

Salaries and benefits cost decreased $0.6 million.  Salaries and benefits were 29.4% of service revenue for the second quarter of 2009 compared to 32.0% of service revenue in the same period of 2008.  The expense decrease is primarily due to a reduction in employees.

Facilities and telecommunication expenses decreased $0.2 million.   Facilities and telecommunication expenses were 3.7% of service revenue in the second quarter of 2009 and 4.5% in the second quarter of 2008.   The expense decrease is a direct effect of office consolidations.

Other operating expenses decreased $0.6 million.   Other operating expenses were 11.8% of service revenue in the second quarter of 2009 compared to 14.7% in the same period of 2008.  The decrease is due to reduced leased equipment, marketing and travel expenses.

Depreciation and amortization was flat when compared to the second quarter of 2008.   Depreciation and amortization was 7.7% of service revenue in the second quarter of 2009 compared to 7.2% in the same period of 2008.

Income from operations was $7.6 million in the second quarter of 2009 compared to income from operations of $6.6 million in the same period of 2008. The operating margin percentage increased from 32.9% to 38.5% primarily due to reduced operating expenses.  The increase in operating margin is primarily due to management’s cost containment initiatives.

Investigative and Litigation Services Segment

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Total service revenue was $8.7 million for the three months ended June 30, 2009, a decrease of $12.5 million compared to service revenue of $21.2 million in the same period of 2008.  The decrease is primarily due to the case activity level in the Litigation Support Services division.

Salaries and benefits decreased by $3.4 million.  Salaries and benefits were 58.1% of service revenue in the second quarter of 2009 compared to 39.9% in the same period of 2008.  The expense decrease is mainly due to the decline of compensation related to revenue and profitability.

Facilities and telecommunication expenses were flat compared to the same period in 2008.  Facilities and telecommunication expenses were 8.3% of service revenue in the second quarter of 2009 and 3.4% in the second quarter of 2008.

Other operating expenses decreased by $1.8 million. Other operating expenses were 16.1% of service revenue in the second quarter of 2009 and 15.1% for the same period of 2008. The decrease in expense is primarily due to a reduction in bad debt expense, travel expenses and professional fees.

Depreciation and amortization was flat when compared to the second quarter of 2008.  Depreciation and amortization was 8.4% of service revenue in the second quarter of 2009 compared to 4.1% in the same period of 2008.

The operating margin percentage decreased from 35.6% to 3.1%.  The decrease in margin is primarily due to the revenue decline on the higher margin electronic discovery business.

Income from operations was $0.3 million for the second quarter of 2009 compared to $7.5 million for the same period of 2008.   The decrease is primarily due to the revenue decrease on the higher margin electronic discovery business.

Corporate

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, and their related expenses in addition to an administrative fee paid to First American.  The corporate expenses were $8.3 million in the second quarter of 2009 compared to expenses of $8.8 million in the same period of 2008.  The expense decrease is due to moving technology personnel from Corporate to Employer Services, decreases in compensation and benefit expenses, and travel expenses.

Consolidated Results

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Consolidated service revenue for the three months ended June 30, 2009 was $164.7 million, a decrease of $17.7 million compared to service revenue of $182.4 million in the same period in 2008. The decrease in service revenue compared to the second quarter of 2008 is directly related to the downturn in domestic and international hiring, weakness in the credit markets, and overall economic slowdown, offset by the increase in the Data Services segment.

Salaries and benefits decreased $14.8 million.  Salaries and benefits were 29.2% of service revenue for the three months ended June 30, 2009 and 34.5% for the same period in 2008. The decrease is primarily due to strategic reductions in employees, a decline of compensation related to revenue and profitability, and a reduction in the 401(k) match expense.

 Facilities and telecommunication decreased by $1.2 million compared to the same period in 2008. Facilities and telecommunication expenses were 4.2% of service revenue in the second quarter of 2009 and 4.4% in the second quarter of 2008.  The decrease is primarily due to savings related to office consolidations.

Other operating expenses decreased by $4.3 million compared to the same period in 2008.  Other operating expenses were 11.3% and 12.6% of service revenue for the three months ended June 30, 2009 and 2008, respectively.  The decrease in expense is due to office consolidations and cost reduction measures.  This is offset by an increase in bad debt expense at the Data Services segment.

Depreciation and amortization increased by $0.2 million due to fixed asset additions and the roll out of internally developed software, offset by certain fixed assets and intangibles becoming fully depreciated.

The consolidated operating margin was 13.3% for the three months ended June 30, 2009, compared to 13.2% for the same period in 2008.  Income from operations was $21.9 million for the three months ended June 30, 2009 compared to $24.0 million for the same period in 2008. The decrease of $2.1 million is comprised of a decrease in operating income of $7.3 million in Investigative and Litigation Support Services, $1.6 million in Data Services, and $0.3 million at Employer Services offset by increases in operating income of $5.6 million in Credit Services, $1.0 million in Multifamily Services and a decrease of corporate expenses of $0.5 million.

Credit Services Segment

 Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Service revenue was $132.1 million for the six months ended June 30, 2009, a decrease of $9.8 million compared to service revenue of $141.9 million for the six months ended June 30, 2008.  A decrease in revenue at the dealer services division resulted in an overall decrease in service revenue, which is partially offset by an increase in revenue from the mortgage credit and consumer credit divisions.  The challenging credit markets and overall economy continues to affect our credit reporting businesses compared to the first half of 2008.

Gross margin was $72.5 million for the six months ended June 30, 2009, a decrease of $6.2 million compared to gross margin of $78.7 million in the same period of 2008.  The decline in gross margin is primarily due to the overall decrease in revenue and the revenue mix compared to prior year. Gross margin was 54.9% for the six months ended June 30, 2009 as compared to 55.5% for the six months ended June 30, 2008.

Salaries and benefits decreased by $6.5 million.  Salaries and benefits were 18.3% of service revenue in the first six months of 2009 compared to 21.6% during the same period in 2008.  Salaries and benefits expense decreased due to operational efficiencies and reduced staffing.

Facilities and telecommunication expenses decreased $1.0 million.  Facilities and telecommunication expense were 2.6% of service revenue in the first six months of 2009 compared to 3.1% in the same period of 2008.  The decrease is due to the consolidation of offices.

Other operating expenses decreased by $3.0 million. Other operating expenses were 7.3% of service revenue in the six months ended June 30, 2009 compared to 8.9% for the same period of 2008. The decrease in 2009 is due to a decrease in service fees, lease expense, marketing expense, bad debt expense and travel expense, offset by an increase in temporary labor and professional service fees.

Depreciation and amortization increased by $0.2 million.  Depreciation and amortization was 2.2% of service revenue during the first six months of 2009 compared to 1.9% in the same period in 2008.  The increase is primarily due to the rollout of new software projects.

Income from operations was $32.3 million for the six months ended June 30, 2009 compared to $28.3 million in the same period of 2008. The operating margin percentage increased from 20.0% to 24.5% primarily due operational efficiencies gained related to the segment’s cost reduction measures in 2008.

Data Services Segment

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Total service revenue was $87.9 million for the six months ended June 30, 2009, an increase of $49.4 million compared to service revenue of $38.5 million in the same period of 2008.  This segment has experienced a significant increase in service revenue primarily due to the lead generation business, offset by reduced volumes in the specialty credit and transportation businesses as a result of the overall economic downturn.

Gross margin was $31.6 million for the six months ended June 30, 2009, an increase of $3.9 million compared to gross margin of $27.7 million in the same period of 2008.  Gross margin as a percentage of service revenue was 35.9% for the six months ended June 30, 2009 as compared to 71.9% for the six months ended June 30, 2008.  The decrease in the gross margin as a percentage of service revenue is primarily due to the revenue mix.  The lead generation eAdvertising business has lower margins.

Salaries and benefits decreased by $0.4 million.  Salaries and benefits were approximately 11.1% of service revenue in the first six months of 2009 compared to 26.3% of service revenue in the same period of 2008.  The decrease in expense is related to the decrease in staffing as compared to the same period in 2008.

Facilities and telecommunication expenses for the six months ended June 30, 2009 were comparable to the same period in 2008. Facilities and telecommunication expenses were approximately 1.4% of service revenue in the first six months of 2009 compared to 3.3% of service revenue in the same period of 2008.

Other operating expenses increased by $4.2 million. Other operating expenses were 9.0% of service revenue for the six months ended June 30, 2009 and 9.6% in the same period of 2008. The expense increase is primarily due to the increase in bad debt expense at the lead generation business.

Depreciation and amortization for the six months ended June 30, 2009 was comparable to the same period in 2008.

The operating margin percentage decreased from 19.6% to 8.9% in comparing the six months ended June 30, 2008 to same period of 2009.  The decrease in the operating margin is primarily due to the revenue mix of the businesses in the first half of 2009 compared to the same period in 2008.

Income from operations was $7.8 million for the six months ended June 30, 2009, an increase of $0.3 million compared to $7.5 million in the first six months of 2008.   The increase is primarily driven by the lead generation business where revenue has increased, offset by increased cost of service and operating expenses.

Employer Services Segment

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Total service revenue was $77.6 million for the six months ended June 30, 2009, a decrease of $31.6 million compared to service revenue of $109.2 million in the same period of 2008.  The decrease was a result of a decrease in hiring in the United States and abroad.  The recession has caused increased unemployment, which directly affects this segment.

Salaries and benefits decreased by $7.8 million.  Salaries and benefits were 42.2% of service revenue in the first six months of 2009 compared to 37.2% in the same period of 2008.  The decrease in expense is a direct effect of office consolidations and the reduction in staffing, offset by an increase in expense related to moving technology personnel from Corporate to Employer Services.

Facilities and telecommunication expenses decreased by $0.8 million.  Facilities and telecommunication expenses were 5.4% of service revenue in the six months ended June 30, 2009 and 4.6% in the same period of 2008.   The expense decrease is a direct effect of office consolidations.

Other operating expenses decreased by $9.1 million. Other operating expenses were 13.5% and 18.0% of service revenue in the six months ended June 30, 2009 and 2008, respectively.  The expense decrease in other operating expenses is primarily due to moving technology personnel from Corporate to Employer Services which increased costs allocated out of Employer services, a decrease in temporary labor, bad debt expense and decreased foreign currency losses.

Depreciation and amortization increased by $0.9 million primarily. Depreciation and amortization was 9.4% of service revenue in the second quarter of 2009 compared to 5.8% in the same period of 2008.  The increase is primarily due to the rollout of internally developed software and the accelerated depreciation on software related to outsourcing some services in our drug screening division.

The operating margin percentage decreased from 5.9% to 2.8% primarily due to the decline in service revenue.

Income from operations was $2.2 million for the six months ended June 30, 2009, a decrease of $4.3 million compared to income from operations of $6.5 million in the same period of 2008.  The decrease is due to the decline in service revenue, offset by an approximately 24% decrease in operating expenses.

Multifamily Services Segment

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Total service revenue was $37.6 million for the six months ended June 30, 2009, a decrease of $0.7 million compared to service revenue of $38.3 million in the same period of 2009.  The decrease is primarily due to a decline in revenue due to the current economic conditions.

Salaries and benefits cost decreased $1.5 million.  Salaries and benefits were 32.2% of service revenue for the six months ended June 30, 2009 compared to 35.6% of service revenue in the same period of 2008.  The expense decrease is primarily due to a reduction in employees.

Facilities and telecommunication expenses decreased $0.3 million.   Facilities and telecommunication expenses were 4.0% of service revenue in the first six months of 2009 and 4.8% in the same period of 2008.   The expense decrease is a direct effect of office consolidations.

Other operating expenses decreased $0.9 million.   Other operating expenses were 11.9% of service revenue in the first six months of 2009 compared to 14.1% in the same period of 2008.  The decrease is due to reduced leased equipment, marketing and travel expenses.

Depreciation and amortization increased $0.2 million.   Depreciation and amortization was 8.0% of service revenue in the first quarter of 2009 compared to 7.3% in the same period of 2008.

The operating margin percentage increased from 29.6% to 35.3% due to reduced operating expenses.

Income from operations was $13.3 million in the first six months of 2009 compared to income from operations of $11.3 million in the same period of 2008.

Investigative and Litigation Services Segment

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Total service revenue was $20.4 million for the six months ended June 30, 2009, a decrease of $24.3 million compared to service revenue of $44.7 million in the same period of 2008.  The decrease is primarily due to the case activity level in the Litigation Support Services division.

Salaries and benefits decreased by $6.0 million.  Salaries and benefits were 57.3% of service revenue in the first six months of 2009 compared to 39.6% in the same period of 2008.  The expense decrease is mainly due to the decline of compensation related to revenue and profitability.

Facilities and telecommunication expenses decreased $0.2 million.  Facilities and telecommunication expenses were 6.4% of service revenue in the six months ended June 30, 2009 and 3.3% in the first quarter of 2008.

Other operating expenses decreased by $2.1 million. Other operating expenses were 18.0% of service revenue in the first six months of 2009 and 13.0% for the same period of 2008.  The decrease in expense is primarily due to a reduction in bad debt expense, travel expenses and professional fees.

Depreciation and amortization decreased $0.2 million.  Depreciation and amortization was 7.1% of service revenue in the six months ended June 30, 2009 compared to 3.6% in the same period of 2008.

The operating margin percentage decreased from 38.2% to 6.9%.  The decrease in margin is primarily due to the revenue decline on the higher margin electronic discovery business.

Income from operations was $1.4 million for the six months ended June 30, 2009 compared to $17.1 million for the same period of 2008.   The decrease is primarily due to the revenue decrease on the higher margin electronic discovery business.

Corporate

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, and their related expenses in addition to an administrative fee paid to First American.  The corporate expenses were $16.2 million in the six months ended June 30, 2009 compared to expenses of $19.6 million in the same period of 2008.  The expense decrease is due to moving technology personnel from Corporate to Employer Services, decreases in compensation and benefit expenses, and travel expenses.

Consolidated Results

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Consolidated service revenue for the six months ended June 30, 2009 was $354.7 million, a decrease of $16.0 million compared to service revenue of $370.7 million in the same period in 2008. The decrease in service revenue is directly related to the downturn in domestic and international hiring, the decline in the mortgage industry, weakness in the credit markets, and overall economic slowdown, partially offset by an increase in the Data Services segment.

Salaries and benefits decreased $28.1 million.  Salaries and benefits were 28.6% of service revenue for the six months ended June 30, 2009 and 34.9% for the same period in 2008. The decrease is primarily due to strategic reductions in employees, a decline of compensation related to revenue and profitability, and a reduction in the 401(k) match expense.

 Facilities and telecommunication decreased by $2.8 million compared to the same period in 2008. Facilities and telecommunication expenses were 3.8% of service revenue in the first six months of 2009 and 4.4% in the first quarter of 2008.  The decrease is primarily due to savings related to office consolidations.

Other operating expenses decreased by $7.8 million compared to the same period in 2008.  Other operating expenses were 10.7% and 12.3% of service revenue for the six months ended June 30, 2009 and 2008, respectively.  The decrease in expense is due to office consolidations and cost reduction measures.  This is offset by an increase in bad debt expense at the Data Services segment.

Depreciation and amortization increased by $1.0 million due to fixed asset additions and the roll out of internally developed software, offset by certain fixed assets and intangibles becoming fully depreciated.

The consolidated operating margin was 11.5% for the six months ended June 30, 2009, compared to 13.8% for the same period in 2008.  Income from operations was $40.8 million for the six months ended June 30, 2009 compared to $51.2 million for the same period in 2008. The decrease of $10.4 million is comprised of a decrease in operating income of $15.6 million in Investigative and Litigation Support Services, and $4.3 million at Employer Services offset by increases in operating income of $4.0 million in Credit Services, $1.9 million in Multifamily Services, $0.3 million in Data Services, and a decrease of corporate expenses of $3.3 million.

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

Statements of Cash Flows

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank.  As of June 30, 2009, cash and cash equivalents were $60.5 million.

Net cash provided by operating activities of continuing operations was $37.2 million in the six months ended June 30, 2009 compared to cash used in operating activities of continuing operations was $2.5 million for same period in 2008.  Cash provided by operating activities of continuing operations increased by $39.7 million when comparing the six months ended June 30, 2009 and the same period in 2008.  Income from continuing operations was $23.4 million in the first half of 2009 and $29.6 million for the same period in 2008. The increase in cash provided by operating activities was primarily due to the income tax payments of $56.9 million in 2008 related to the sale of DealerTrack shares.

Cash used in investing activities of continuing operations was $30.4 million and $70.4 million for the six months ended June 30, 2009 and 2008, respectively. In the six months ended June 30, 2009, net cash in the amount of $19.5 million was used for acquisitions compared to $51.2 million in the same period of 2008. Purchases of property and equipment were $9.8 million in the first half of 2009 compared to $17.5 million in the same period of 2008.
Cash provided by financing activities of continuing operations was $0.5 million for the six months ended June 30, 2009, compared to $35.6 million for the six months ended June 30, 2008.  In the six months ended June 30, 2009, proceeds from existing credit facilities were $50.4 million compared to $90.0 million in the same period of 2008. Repayment of debt was $45.1 million in the first half of 2009 and $52.0 million in the same period of 2008.  Cash used to acquire noncontrolling interest in a consolidated subsidiary was $5.1 million and $8.0 million for the six months ended June 30, 2009 and 2008, respectively.

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

At June 30, 2009, the Company had available lines of credit of $195.1 million. At June 30, 2009, the Company was in compliance with the financial covenants of its loan agreements.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 5.0 million shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities.  The Registration Statement was declared effective on January 9, 2006.  A total of 1,338,631 shares were issued for acquisitions as of June 30, 2009.

Contractual Obligations and Commercial Commitments

The following is a schedule of long-term contractual commitments, as of June 30, 2009, over the periods in which they are expected to be paid.

(In thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Minimum contract purchase commitments	$2,042	$2,618	$902	$41	$41	$26	$5,670
Advertising commitments	167	-	-	-	-	-	167
Operating leases	7,161	12,222	8,849	7,029	6,963	13,402	55,626
Debt and capital leases	4,548	32,921	492	72	78	53	38,164
Interest payments related to debt (1)	768	549	4	-	-	-	1,321
Total (2)	$14,686	$48,310	$10,247	$7,142	$7,082	$13,481	$100,948

(1) Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.
(2) Excludes FIN 48 tax liability of $4.9 million due to uncertainty of payment period.

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

    There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

First Advantage’s subsidiaries are involved in litigation from time to time in the ordinary course of their businesses. The Company does not believe that the outcome of any pending or threatened litigation involving these entities will have a material adverse effect on our financial position, operating results or cash flows.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for Fiscal Year Ending December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

a)	The annual meeting of the shareholders (the “Meeting”) of First Advantage Corporation (the “Company”) was held on April 28, 2009.

b)
The names of the persons who were nominated to serve as directors of the Company for the ensuing year are listed below, together with a tabulation of the results of the voting with respect to each nominee.  Each of the persons named was recommended by the Board of Directors and Nominating Committee of the Company and all such nominees were elected.

Name of Nominee	Votes For	Votes Withheld

Parker Kennedy	9,947,340	442,683
Anand Nallathambi	9,999,555	390,468
J. David Chatham	9,708,958	681,065
Barry Connelly	9,953,281	436,742
Frank McMahon	9,742,635	647,388
Donald Nickelson	7,769,680	2,620,343
Donald Robert	10,324,492	65,531
Jill Kanin-Lovers	10,187,926	202,097
D. Van Skilling	9,708,902	681,121
David Walker	9,092,155	1,297,868

Item 5.	Other Information

None

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ADVANTAGE CORPORATION
(Registrant)

Date: July 30, 2009	By:	/s/ ANAND NALLATHAMBI
Name Anand Nallathambi
Title Chief Executive Officer

Company Name

Date: July 30, 2009	By:	/s/ JOHN LAMSON
Name: John Lamson
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.                                Description

10.1	Third Amended and Restated Services Agreement between The First American Corporation and First Advantage Corporation, effective January 1, 2009.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002