Form 10-Q
period 2009-09-30
FIRST ADVANTAGE CORP
filed 2009-10-29
CIK 1210677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer     [ ]         Accelerated filer       [X]        Non-accelerated filer    [ ]

Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12-b).    Yes [ ] No [X]

There were 12,098,680 shares of outstanding Class A Common Stock of the registrant as of October 26, 2009.
There were 47,726,521 shares of outstanding Class B Common Stock of the registrant as of October 26, 2009.

INDEX

Part I:  FINANCIAL INFORMATION

Part II:  OTHER INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
First Advantage Corporation
Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended
September 30, 2009 and 2008

First Advantage Corporation

Consolidated Balance Sheets (Unaudited)

(in thousands)	September 30,	December 31,
Assets	2009	2008
Current assets:
Cash and cash equivalents	$57,784	$52,361
Accounts receivable (less allowance for doubtful accounts
of $11,520 and $8,345, respectively)	115,870	121,531
Prepaid expenses and other current assets	8,929	9,032
Income tax receivable	11,968	-
Due from affiliates	3,180	-
Deferred income tax asset	18,929	16,695
Total current assets	216,660	199,619
Property and equipment, net	76,638	81,807
Goodwill	753,547	731,369
Customer lists, net	45,820	53,813
Other intangible assets, net	14,375	17,245
Database development costs, net	12,406	11,837
Marketable equity securities	48,293	30,365
Other assets	5,994	3,684
Total assets	$1,173,733	$1,129,739
Liabilities and Equity
Current liabilities:
Accounts payable	$35,382	$38,404
Accrued compensation	27,605	32,423
Accrued liabilities	14,462	11,379
Deferred income	5,704	7,381
Income tax payable	-	2,609
Due to affiliates	-	714
Current portion of long-term debt and capital leases	20,446	9,891
Total current liabilities	103,599	102,801
Long-term debt and capital leases, net of current portion	1,028	22,938
Deferred income tax liability	76,826	61,652
Other liabilities	4,897	5,300
Total liabilities	186,350	192,691
Equity:
First Advantage Corporation's stockholders' equity:
Preferred stock, $.001 par value; 1,000 shares authorized,
no shares issued or outstanding	-	-
Class A common stock, $.001 par value; 125,000 shares
authorized; 12,095 and 11,772 shares issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	12	12
Class B common stock, $.001 par value; 75,000 shares
authorized; 47,727 shares issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	48	48
Additional paid-in capital	502,411	502,600
Retained earnings	425,637	390,602
Accumulated other comprehensive income (loss)	14,414	(412)
Total First Advantage Corporation's stockholders' equity	942,522	892,850
Noncontrolling interests	44,861	44,198
Total equity	987,383	937,048
Total liabilities and equity	$1,173,733	$1,129,739

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Income (Unaudited)

(in thousands, except per share amounts)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service revenue	$155,980	$174,664	$510,688	$545,341
Reimbursed government fee revenue	13,586	13,633	39,905	40,780
Total revenue	169,566	188,297	550,593	586,121
Cost of service revenue	51,429	53,520	191,030	160,723
Government fees paid	13,586	13,633	39,905	40,780
Total cost of service	65,015	67,153	230,935	201,503
Gross margin	104,551	121,144	319,658	384,618
Salaries and benefits	49,920	59,113	151,217	188,489
Facilities and telecommunications	6,741	7,789	20,265	24,073
Other operating expenses	18,453	19,899	56,397	65,642
Depreciation and amortization	10,993	10,898	32,574	31,520
Impairment loss	-	1,720	-	2,017
Total operating expenses	86,107	99,419	260,453	311,741
Income from operations	18,444	21,725	59,205	72,877
Other (expense) income:
Interest expense	(234)	(640)	(903)	(2,140)
Interest income	103	155	387	746
Total other (expense), net	(131)	(485)	(516)	(1,394)
Income from continuing operations before income taxes	18,313	21,240	58,689	71,483
Provision for income taxes	6,898	8,932	23,856	29,582
Income from continuing operations	11,415	12,308	34,833	41,901
Loss from discontinued operations, net of tax	-	-	-	(4,241)
Net income	11,415	12,308	34,833	37,660
Less: Net loss attributable to noncontrolling interest	(35)	(323)	(202)	(648)
Net income attributable to First Advantage Corporation ("FADV")	$11,450	$12,631	$35,035	$38,308
Basic income per share:
Income from continuing operations attributable to FADV shareholders	$0.19	$0.21	$0.59	$0.72
Loss from discontinued operations attributable to FADV shareholders, net of tax	-	-	-	(0.07)
Net income attributable to FADV shareholders	$0.19	$0.21	$0.59	$0.65
Diluted income per share:
Income from continuing operations attributable to FADV shareholders	$0.19	$0.21	$0.59	$0.72
Loss from discontinued operations attributable to FADV shareholders, net of tax	-	-	-	(0.08)
Net income attributable to FADV shareholders	$0.19	$0.21	$0.59	$0.64
Weighted-average common shares outstanding:
Basic	59,803	59,478	59,722	59,358
Diluted	60,086	59,529	59,867	59,446
Amounts attributable to FADV shareholders:
Income from continuing operations	$11,450	$12,631	$35,035	$42,549
Loss from discontinued operations, net of tax	-	-	-	(4,241)
Net income	$11,450	$12,631	$35,035	$38,308

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2009	2008	2009	2008
Net income	$11,415	$12,308	$34,833	$37,660
Other comprehensive income (loss) , net of tax:
Foreign currency translation adjustments	1,495	(4,515)	4,298	(2,435)
Unrealized gain (loss) on investment, net of tax	2,795	4,174	10,528	(25,483)
Total other comprehensive income (loss) , net of tax	4,290	(341)	14,826	(27,918)
Comprehensive income	15,705	11,967	49,659	9,742
Less: Comprehensive loss attributable to the noncontrolling interest	(35)	(323)	(202)	(648)
Comprehensive income attributable to FADV	$15,740	$12,290	$49,861	$10,390

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Equity
For the Nine Months Ended September 30, 2009 (Unaudited)

					Accumulated
(in thousands)	Common	Common	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total
Balance at December 31, 2008	59,499	$60	$502,600	$390,602	$(412)	$44,198	$937,048
Net income	-	-	-	35,035	-	(202)	34,833
Purchase of subsidiary shares from
noncontrolling interest	-	-	(6,779)	-	-	865	(5,914)
Class A Shares issued in connection
with share based compensation	323	-	830	-	-	-	830
Share based compensation	-	-	5,760	-	-	-	5,760
Foreign currency translation	-	-	-	-	4,298	-	4,298
Unrealized gain on investment, net of tax	-	-	-	-	10,528	-	10,528
Balance at September 30, 2009	59,822	$60	$502,411	$425,637	$14,414	$44,861	$987,383

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

(in thousands)	For the Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$34,833	$37,660
Loss from discontinued operations	-	(4,241)
Income from continuing operations	$34,833	$41,901
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	32,574	31,520
Impairment loss	-	2,017
Bad debt expense	7,013	5,867
Share based compensation	5,760	7,344
Deferred income tax	3,132	4,288
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,220)	13,206
Prepaid expenses and other current assets	9	541
Other assets	(2,597)	(790)
Accounts payable	(2,908)	(5,433)
Accrued liabilities	4,069	(1,478)
Deferred income	(1,630)	(938)
Due from affiliates	(3,894)	(5,825)
Income tax accounts	(12,072)	(52,452)
Accrued compensation and other liabilities	(5,050)	(6,739)
Net cash provided by operating activities - continuing operations	57,019	33,029
Net cash provided by operating activities - discontinued operations	-	754
Cash flows from investing activities:
Database development costs	(2,955)	(3,203)
Purchases of property and equipment	(14,517)	(24,337)
Cash paid for acquisitions	(19,465)	(51,191)
Proceeds from sale of assets	900	-
Cash balance of companies acquired	-	331
Net cash used in investing activities - continuing operations	(36,037)	(78,400)
Net cash provided by investing activities - discontinued operations	-	1,721
Cash flows from financing activities:
Proceeds from long-term debt	50,860	100,260
Repayment of long-term debt	(62,260)	(85,455)
Cash contributions from First American to LeadClick Holdings, LLC	-	2,402
Proceeds from class A shares issued in connection with stock option
plan and employee stock purchase plan	830	4,566
Cash paid for acquisition of noncontrolling interests	(5,914)	(8,008)
Distribution to noncontrolling interests	-	(1,127)
Tax expense related to stock options	-	(204)
Net cash (used in) provided by financing activities	(16,484)	12,434
Effect of exchange rates on cash	925	(648)
Increase (decrease) in cash and cash equivalents	5,423	(31,110)
Cash and cash equivalents at beginning of period	52,361	76,060
Change in cash and cash equivalents of discontinued operations	-	540
Cash and cash equivalents at end of period	$57,784	$45,490

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows, continued
For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	For the Nine Months Ended
(in thousands)	September 30,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid for interest	$684	$2,106
Cash received for income tax refunds	$1,081	$1,248
Cash paid for income taxes	$33,996	$75,661
Non-cash investing and financing activities:
Notes issued in connection with acquisitions	$-	$3,026
Class A shares issued for compensation	$4,997	$2,788
Unrealized gain (loss) on investment, net of tax	$10,528	$(25,483)

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

1. Organization and Nature of Business

First Advantage Corporation (the “Company” or “First Advantage” or “FADV”) is a global risk mitigation and business solutions provider and operates in five primary business segments: Credit Services, Data Services, Employer Services, Multifamily Services, and Investigative and Litigation Support Services.  In the first quarter of 2009, the Company consolidated the previous Lender Services and Dealer Services segments and moved the consumer credit business from the Data Services segment to create the Credit Services segment. The prior periods have been recast to reflect the changed segments.

The First American Corporation and its affiliates (“First American”) currently own or control, directly or indirectly, all of the Company's Class B shares of common stock, which represents approximately 80% of equity interests of the Company and approximately 98% of the voting power of the Company as of September 30, 2009.  The Class B common stock owned by First American is entitled to ten votes per share on all matters presented to the stockholders for vote.

On October 8, 2009, First American issued a press release announcing the commencement of an exchange offer (the “Offer”) to acquire all of the outstanding shares of the Company’s Class A common stock (“Class A Shares”) not owned or controlled by First American at an exchange ratio of 0.58 of a First American common share per Class A Share (See Note 11 – Subsequent Event).  On October 9, 2009, First American filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (the “SEC”), which contains the Offer to Exchange and related materials.  On that same day, the Company filed with the SEC a Solicitation/Recommendation on Schedule 14D-9 pursuant to which the Special Committee of the Board of Directors of the Company recommended on behalf of the Board of Directors of the Company, that the stockholders of the Company accept the Offer and tender their shares pursuant to the Offer.  The Offer is described in further detail in Note 11 – Subsequent Event.

In the event that the Offer is accepted and consummated in the fourth quarter, operating results for the fourth quarter will be negatively impacted due to related costs.  As further described in Note 11 – Subsequent Event, upon meeting certain conditions, First American has announced that it intends to merge the Company with a wholly-owned subsidiary of First American.  This merger will constitute a  “Change in Control” under the FADV 2003 Incentive Compensation Plan (“the Plan”).  Upon a Change in Control, the unvested awards of stock options, restricted stock units and restricted stock issued under the Plan will vest and the unamortized costs of those awards will be expensed.  At September 30, 2009, the unamortized compensation expense was approximately $8.5 million and approximately $0.9 million related to the unvested restricted stock and unvested options, respectively.  In addition, Morgan Stanley is acting as the Company’s financial advisor related to the Offer.  Pursuant to the terms of Morgan Stanley’s engagement, in the event that the Offer is accepted, the Company has agreed to pay Morgan Stanley a transaction fee which is currently estimated to be approximately $3.0 million.

First Advantage Corporation

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2009, the Company incurred approximately $1.6 million in legal expenses related to the Offer and related litigation and expects additional professional fees in the fourth quarter related to the Offer and related litigation.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial information included in this report has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments are of a normal, recurring nature and are considered necessary for a fair statement of the results for the interim period.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and as amended on the Current Form 8-K filed on October 8, 2009 with the Securities and Exchange Commission.

Certain amounts for the three and nine months ended September 30, 2008 and at December 31, 2008 have been reclassified to conform with the 2009 presentation.

Operating results for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Subsequent events have been evaluated through October 29, 2009, the date these financial statements were issued.

As of September 30, 2009, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, have not changed from December 31, 2008, except for the adoption of the Financial Accounting Standards Board's (“FASB”) GAAP updates related to business combinations, noncontrolling interest in consolidated financial statements, subsequent events,

First Advantage Corporation

Notes to Consolidated Financial Statements

interim disclosures about fair value of financial instruments, and FASB Accounting Standards Codification.

Purchase Accounting

In December 2007, the FASB updated GAAP related to business combinations.  This update retains the fundamental requirements in previous statements that the acquisition method of accounting (which is called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the update 1) broadens the guidance, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. The Company will apply the provisions of this update prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

Noncontrolling Interest

In December 2007, the FASB updated GAAP related to noncontrolling interests in consolidated financial statements.  This update requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The Company has applied the provisions of this update effective beginning on January 1, 2009 and the adoption did not have a material effect on its consolidated financial statements.

Fair Value of Financial Instruments

In April 2009, the FASB updated GAAP related to interim disclosures about fair value of financial instruments. This amends previous statements, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This also requires those disclosures in summarized financial information at interim reporting periods. This is effective for interim reporting periods ending after June 15, 2009. The update does not require disclosures for earlier periods presented for comparative purposes at initial

First Advantage Corporation

Notes to Consolidated Financial Statements

adoption. In periods after initial adoption, this update requires comparative disclosures only for periods ending after initial adoption. The Company adopted this new standard effective April 1, 2009.

The carrying amount of the Company’s financial instruments at September 30, 2009 and December 31, 2008, which includes cash and cash equivalents, marketable equity securities and accounts receivable, approximates fair value because of the short maturity of those instruments.  The Company’s marketable equity securities are classified as available for sale securities.  Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported, net of taxes, as accumulated other comprehensive (loss) income.  The Company considers its variable rate debt to be representative of current market rates and, accordingly, estimates that the recorded amounts approximate fair market value.  Fair value estimates of its fixed rate debt were determined using discounted cash flow methods with a discount rate of 3.25%, which are the estimated rates that similar instruments could be negotiated at September 30, 2009 and December 31, 2008.

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are summarized as follows:

	September 30, 2009		December 31, 2008
(in thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$57,784	$57,784	$52,361	$52,361
Accounts receivable	115,870	115,870	121,531	121,531
Marketable equity securities	48,293	48,293	30,365	30,365
Long-term debt and capital leases	(21,474)	(21,508)	(32,829)	(32,699)

Subsequent Events

In May 2009, the FASB updated GAAP related to subsequent events.  The update establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  It is effective for reporting periods ending after June 15, 2009. The Company adopted this update effective April 1, 2009.

Accounting Standards Codification

The FASB has adopted the FASB Accounting Standards Codification (the “Codification”) as the single authoritative source for GAAP, replacing the mix of accounting standards that have evolved over the last 50 plus years. The Codification is effective for financial statements that cover interim and annual periods ending after September 15, 2009. While not intended to change GAAP, the Codification significantly changes the way in which accounting literature is organized. It's now organized by accounting topic, which should enable users to more quickly identify the guidance that applies to a specific accounting issue.  The Company adopted this new standard effective September 15, 2009.

3. Acquisitions

During the nine months ended September 30, 2009, the Company paid consideration of approximately $19.5 million in cash related to earnout provisions from prior year acquisitions, approximately $5.1 million for the final purchase of a portion of noncontrolling interests in LeadClick Media, Inc, and $0.8 million for an additional portion of noncontrolling interest in PrideRock Holding Company.  The additional

First Advantage Corporation

Notes to Consolidated Financial Statements

consideration related to earnout provisions was recorded to goodwill and the purchase of noncontrolling interests was recorded to additional paid in capital when paid.

The changes in the carrying amount of goodwill, by operating segment, are as follows for the nine months ended September 30, 2009:

		Acquisitions,	Adjustments
	Balance at	(Disposals)	to net assets	Balance at
(in thousands)	December 31, 2008	and Earnouts	acquired	September 30, 2009
Credit Services	$107,578	$-	$-	$107,578
Data Services	218,505	(611)	-	217,894
Employer Services	272,461	2,266	3,308	278,035
Multifamily Services	49,174	-	-	49,174
Investigative and Litigation Support Services	83,651	17,199	16	100,866
Consolidated	$731,369	$18,854	$3,324	$753,547

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

The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the nine months ended September 30, 2008.

First Advantage Corporation

Notes to Consolidated Financial Statements

Nine months ended
September 30,
(in thousands, except per share amounts)	2008
Total revenue	$7,671
Loss from discontinued operations before income taxes	$(7,155)
Income tax benefit	(2,914)
Loss from discontinued operations, net of tax	$(4,241)
Loss per share:
Basic	$(0.07)
Diluted	$(0.08)
Weighted-average common shares outstanding:
Basic	59,358
Diluted	59,446

5. Goodwill and Intangible Assets

In accordance with GAAP, the Company will perform the goodwill impairment test for all reporting units in the fourth quarter of 2009.   There have been no impairments of goodwill during the nine months ended September 30, 2009.

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing during the year ended December 31, 2008 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment losses in connection with the Company’s next annual impairment testing in the fourth quarter of 2009 or in future periods. It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

First Advantage Corporation

Notes to Consolidated Financial Statements

Goodwill and other identifiable intangible assets as of September 30, 2009 and December 31, 2008 are as follows:

(in thousands)	September 30, 2009	December 31, 2008
Goodwill	$753,547	$731,369
Customer lists	$93,757	$95,446
Less accumulated amortization	(47,937)	(41,633)
Customer lists, net	$45,820	$53,813
Other identifiable intangible assets:
Noncompete agreements	$9,097	$11,783
Trade names	20,468	21,631
	29,565	33,414
Less accumulated amortization	(15,190)	(16,169)
Other identifiable intangible assets, net	$14,375	$17,245

Amortization of customer lists and other identifiable intangible assets totaled approximately $3.6 million and $5.3 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $11.0 million and $13.8 million for the nine months ended September 30, 2009 and 2008, respectively.

An impairment loss of $1.3 million was recorded for the three and nine months ended September 30, 2008 in the Credit Services segment.  The charge is related to the write-off of the net book value of the automotive lead generation business’ identifiable intangible assets and customer list.  The impairment loss was incurred due to the challenging credit market and the negative impact to the automotive lead generation business.

Estimated amortization expense relating to intangible asset balances as of September 30, 2009, is expected to be as follows over the next five years:

(in thousands)
Remainder of 2009	$3,609
2010	13,956
2011	11,323
2012	10,231
2013	8,831
Thereafter	12,245
$60,195

First Advantage Corporation

Notes to Consolidated Financial Statements

The changes in the carrying amount of identifiable intangible assets are as follows for the nine months ended September 30, 2009:

	Other
	Identifiable
	Intangible	Customer
(in thousands)	Assets	Lists
Balance, at December 31, 2008	$17,245	$53,813
Adjustments	37	57
Amortization	(2,907)	(8,050)
Balance, at September 30, 2009	$14,375	$45,820

6. Debt

Long-term debt consists of the following at September 30, 2009:

(in thousands, except percentages)

Acquisition notes: Weighted average interest rate of 3.64% with maturities
through 2011	$9,657
Bank notes: $225 million Secured Credit Facility, interest at 30-day LIBOR
plus 1.13% (1.37% at September 30, 2009) matures September 2010	10,000
Capital leases and other debt: Various interest rates with maturities through 2011	1,817
Total long-term debt and capital leases	$21,474
Less current portion of long-term debt and capital leases	20,446
Long-term debt and capital leases, net of current portion	$1,028

At September 30, 2009, the Company was in compliance with the financial covenants of its loan agreement.  In the event that the First American Offer is accepted and consummated with a merger, this may be determined to be an “Event of Default,” under the terms of the Credit Agreement.

7. Earnings Per Share

A reconciliation of earnings per share and weighted-average shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30,		September 30,
	2009	2008	2009	2008
Income from continuing operations attributable to FADV shareholders	$11,450	$12,631	$35,035	$42,549
Loss from discontinued operations attributable to FADV shareholders, net of tax	-	-	-	(4,241)
Net income attributable to FADV shareholders	$11,450	$12,631	$35,035	$38,308
Denominator:
Weighted-average shares for basic earnings per share	59,803	59,478	59,722	59,358
Effect of restricted stock	255	42	135	72
Effect of dilutive securities - employee stock options and warrants	28	9	10	16
Denominator for diluted earnings per share	60,086	59,529	59,867	59,446
Earnings per share:
Basic
Income from continuing operations attributable to FADV shareholders	$0.19	$0.21	$0.59	$0.72
Loss from discontinued operations attributable to FADV shareholders, net of tax	-	-	-	(0.07)
Net income attributable to FADV shareholders	$0.19	$0.21	$0.59	$0.65
Diluted
Income from continuing operations attributable to FADV shareholders	$0.19	$0.21	$0.59	$0.72
Loss from discontinued operations attributable to FADV shareholders, net of tax	-	-	-	(0.08)
Net income attributable to FADV shareholders	$0.19	$0.21	$0.59	$0.64

For the three months ended September 30, 2009 and 2008, options and warrants totaling 2,962,431 and 3,999,719, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive.  For the nine months ended September 30, 2009 and 2008, options and warrants totaling 3,162,930 and 3,895,234, respectively, were excluded from the weighted average diluted shares outstanding, as they were antidilutive.

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

Restricted stock activity since December 31, 2008 is summarized as follows:

		Weighted
(in thousands, except weighted average fair value prices)		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested restricted stock outstanding at December 31, 2008	632	$21.93
Restricted stock granted	423	$10.89
Restricted stock forfeited	(30)	$17.99
Restricted stock vested	(253)	$23.06
Nonvested restricted stock outstanding at September 30, 2009	772	$15.66

First Advantage Corporation

Notes to Consolidated Financial Statements

The following table illustrates the share-based compensation expense recognized for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Stock options	$457	$1,165	$1,578	$3,875
Restricted stock	1,363	1,169	4,109	3,357
Employee stock purchase plan	20	26	73	112
	$1,840	$2,360	$5,760	$7,344

Stock option activity under the Company’s stock plan since December 31, 2008 is summarized as follows:

		Weighted	Aggregate
(in thousands, except exercise prices)	Number of	Average	Intrinsic
	Shares	Exercise Price	Value
Options outstanding at December 31, 2008	3,492	$23.06	$863
Options exercised	(26)	$15.51
Options forfeited	(294)	$24.66
Options outstanding at September 30, 2009	3,172	$22.98	$697
Options exercisable, end of the quarter	2,956	$22.83	$692

The following table summarizes information about stock options outstanding at September 30, 2009:

(in thousands, except for exercise prices, years and weighted average amounts)

	Options Outstanding			Options Exercisable
		Weighted Avg	Weighted		Weighted
		Remaining Contractual	Average		Average
Range of Exercise Prices	Shares	Life in Years	Exercise Price	Shares	Exercise Price
$7.00 - $ 12.50	9	1.9	$11.13	9	$11.13
$12.51 - $ 25.00	2,075	4.6	$20.90	2,018	$20.91
$25.01 - $ 50.00	1,084	6.1	$26.97	925	$27.01
$50.01 - $242.25	4	1.8	$50.25	4	$50.25
	3,172			2,956

The Company had outstanding warrants to purchase up to 41,462 shares of its common stock at exercise prices of $12.05 per share as of September 30, 2009.  The weighted average remaining contractual life in years for the warrants outstanding is 1.68.

9. Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and foreign jurisdictions.

First Advantage Corporation

Notes to Consolidated Financial Statements

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

As of September 30, 2009, the Company has a $4.9 million total liability recorded for unrecognized tax benefits as well as a $0.5 million total liability for income tax related interest.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.3 million.  The majority of the unrecognized tax benefits that would affect the effective tax rate and associated interest relates to foreign operations.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2009.

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

The Credit Services segment include business lines that offer lenders credit reporting solutions for mortgage and home equity needs, that provide consumer credit reporting services and serve the automotive dealer marketplace by delivering consolidated consumer credit reports.

The Data Services segment includes business lines that provide transportation credit reporting, motor vehicle record reporting, fleet management, criminal records reselling, specialty finance credit reporting, and lead generation services.  Revenue for the Data Services segment includes $0.9 million and $1.2 million of inter-segment sales for the three months ended September 30, 2009 and 2008, respectively, and $2.8 million and $4.0 million of inter-segment sales for the nine months ended September 30, 2009 and 2008, respectively.

The Employer Services segment includes employment background screening, occupational health services, tax incentive services and hiring solutions.  Products and services relating to employment background screening include criminal records searches, employment and education verification, social security number verification

First Advantage Corporation

Notes to Consolidated Financial Statements

and credit reporting.  Occupational health services include drug-free workplace programs, physical examinations and employee assistance programs.  Hiring solutions include applicant tracking software, recruiting services and outsourced management of payroll and human resource functions.  Tax incentive services include services related to the administration of employment-based and location-based tax credit and incentive programs, sales and use tax programs and fleet asset management programs.  Revenue for the Employer Services segment includes $0.6 million of inter-segment sales for the nine months ended September 30, 2009 and 2008.

The Multifamily Services segment includes resident screening and software services.  Resident screening services include criminal background and eviction searches, credit reporting, employment verification and lease performance and payment histories.  Revenue for the Multifamily Services segment includes $0.2 million of inter-segment sales for each of the three months ended September 30, 2009 and 2008, and $0.5 million of inter-segment sales for the nine months ended September 30, 2009 and 2008.

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

Service revenue for international operations included in the Employer Services segment was $8.0 million and $11.9 million for the three months ended September 30, 2009 and 2008, respectively, and $21.4 million and $35.3 million for the nine months ended September 30, 2009 and 2008, respectively. Service revenue for international operations included in the Investigative and Litigation Support Services segment was $0.4 million and $7.6 million for the three months ended September 30, 2009 and 2008, respectively, and $1.3 million and $32.3 million for the nine months ended September 30, 2009 and 2008, respectively.

First Advantage Corporation

Notes to Consolidated Financial Statements

The following table sets forth segment information for the three and nine months ended September 30, 2009 and 2008.

(in thousands)	Service	Depreciation	Income (Loss)
Three Months Ended September 30, 2009	Revenue	and Amortization	From Operations	Assets
Credit Services	$59,443	$1,533	$12,489	$202,380
Data Services	25,514	2,435	3,590	298,524
Employer Services	41,731	3,771	3,929	388,095
Multifamily Services	19,879	1,542	7,268	84,458
Investigative and Litigation Support Services	9,804	724	1,337	120,971
Corporate and Eliminations	(391)	988	(10,169)	79,305
Consolidated	$155,980	$10,993	$18,444	$1,173,733
Three Months Ended September 30, 2008
Credit Services	$60,837	$1,728	$7,063	$196,406
Data Services	21,922	2,570	3,680	312,606
Employer Services	54,199	3,255	6,644	408,139
Multifamily Services	19,702	1,444	6,654	87,782
Investigative and Litigation Support Services	18,600	837	6,347	111,259
Corporate and Eliminations	(596)	1,064	(8,663)	64,606
Consolidated	$174,664	$10,898	$21,725	$1,180,798
Nine Months Ended September 30, 2009
Credit Services	$191,567	$4,470	$44,820	$202,380
Data Services	113,456	7,367	11,389	298,524
Employer Services	119,350	11,058	6,110	388,095
Multifamily Services	57,467	4,553	20,521	84,458
Investigative and Litigation Support Services	30,224	2,176	2,753	120,971
Corporate and Eliminations	(1,376)	2,950	(26,388)	79,305
Consolidated	$510,688	$32,574	$59,205	$1,173,733
Nine Months Ended September 30, 2008
Credit Services	$202,723	$4,480	$35,371	$196,406
Data Services	60,422	7,601	11,214	312,606
Employer Services	163,397	9,629	13,119	408,139
Multifamily Services	58,037	4,242	17,995	87,782
Investigative and Litigation Support Services	63,281	2,460	23,407	111,259
Corporate and Eliminations	(2,519)	3,108	(28,229)	64,606
Consolidated	$545,341	$31,520	$72,877	$1,180,798

First Advantage Corporation

Notes to Consolidated Financial Statements

11. Subsequent Event

    Proposed Offer to Exchange by First American

On October 8, 2009, First American commenced an exchange offer (the “Offer”) to acquire all of the outstanding shares of the Company’s Class A common stock (“Class A Shares”) not owned or controlled by First American at an exchange ratio of 0.58 of a First American common share per Class A Share.  The offer is scheduled to expire at 5:00 P.M. on Tuesday, November 10, 2009 (the “Expiration Time”).

First American has stated that the offer is conditioned upon, among other things, satisfaction of the “Minimum Condition”, which means that there must be validly tendered, and not properly withdrawn prior to the Expiration Time, at least a majority of the Class A Shares owned by stockholders other than certain parties described in the Offer as the “Excluded Parties.” As of October 26, 2009, there were 12,098,680 Class A Shares outstanding, of which we believe 632,544 Class A Shares are held by Excluded Parties. Accordingly, we believe that at least 5,733,069 Class A Shares not owned by the Excluded Parties would have to be validly tendered into the Offer, and not have been properly withdrawn, as of the Expiration Time, in order to satisfy this condition.  In addition, among others, the following conditions must also be satisfied or waived (except as noted below):

•
the Merger Condition — which means there must be sufficient Class A Shares validly tendered, and not properly withdrawn as of the Expiration Time, such that once such tendered Class A Shares are purchased by First American in the Offer, First American will own or control at least 90% of the outstanding Class A Shares (after giving effect to the conversion of the Class B Shares into Class A Shares on a one-for-one basis). We calculate that, based on the number of outstanding Class A Shares as of October 26, 2009, approximately 6,112,774 Class A Shares would have to be tendered in order to satisfy this condition;

•
the Registration Statement Effectiveness Condition — which means the registration statement on Form S-4 filed by First American shall have been declared effective by the Securities and Exchange Commission (the “SEC”);

•	the Listing Condition — which means the First American common shares to be issued in the Offer and the Merger shall have been approved for listing on the New York Stock Exchange; and

•	the absence of legal impediments to the Offer or the Merger and other General Conditions.

The Minimum Condition, the Registration Statement Effectiveness Condition and the Listing Condition will not be waived in the Offer. The Merger Condition is waivable in First American’s sole discretion. In the event that all of the conditions to the Offer have

First Advantage Corporation

Notes to Consolidated Financial Statements

not been satisfied or waived at the then scheduled Expiration Time, First American may, in its discretion, extend the Expiration Time in such increments as it may determine. However, First American is under no obligation to extend the Offer if the conditions have not been satisfied, or waived if permitted, as of the Expiration Time. If the Offer is not consummated the market price of the Class A Shares may decline. The conditions to the Offer are for the sole benefit of First American and may be asserted by it in its sole discretion, regardless of the circumstances giving rise to such conditions, or, except as set forth above, may be waived by First American, in whole or in part, in its sole discretion, whether or not any other condition of the Offer also is waived.

First American has also announced that if the Merger Condition is satisfied and First American consummates the Offer, First American will convert (or cause to be converted) all of the Class B Shares that it owns or controls into Class A Shares and cause all such Class A Shares and the Class A Shares acquired by First American in the Offer to be contributed to Algonquin Corp., a wholly-owned subsidiary of First American (“Merger Sub”). If First American consummates the Offer, and thereafter owns or controls 90% or more of the outstanding Class A Shares (after giving effect to the conversion of Class B Shares into Class A Shares on a one-for-one basis), First American has stated that it shall promptly thereafter effect a short form merger with Merger Sub merging into First Advantage (the “Merger”) unless prohibited by court order or other applicable legal requirement. As provided by Delaware law, the Merger may be effected without the approval of First Advantage’s board of directors or any remaining public stockholders. If First American consummates the Offer and does not own or control 90% or more of the outstanding Class A Shares (after giving effect to the conversion of Class B Shares into Class A Shares on a one-for-one basis), First American will use commercially reasonable efforts to acquire additional Class A Shares such that after such acquisition, Merger Sub owns or controls at least 90% of each class of the issued and outstanding capital stock of First Advantage (after giving effect to the conversion of Class B Shares into Class A Shares on a one-for-one basis); provided, however, that such use of commercially reasonable efforts to acquire additional Class A Shares shall not require First American to exchange more than 0.58 of a First American share (or equivalent value) for any Class A Share. In such event, once First American owns or controls 90% or more of the outstanding Class A Shares (after giving effect to the conversion of Class B Shares into Class A Shares on a one-for-one basis), First American shall effect the Merger promptly thereafter unless prohibited by court order or other applicable legal requirement. As a result of the Merger, any Class A Shares not previously purchased by First American in the Offer (and in subsequent purchases, if any) would be converted into First American common shares at the Exchange Ratio, other than the Class A Shares in respect of which appraisal rights have been properly perfected under Delaware law.

On October 8, 2009, First American filed the Offer to Exchange and related materials with the SEC on a Registration Statement on Form S-4.  In addition, on October 8, 2009, the Company filed with the SEC a Solicitation/Recommendation Statement on Schedule 14D-9.  Stockholders are urged to read the Offer to Exchange and related materials and the Solicitation/Recommendation Statement and any amendments thereto

First Advantage Corporation

Notes to Consolidated Financial Statements

filed from time to time, because they will contain important information. Stockholders will be able to obtain a free copy of the Offer to Exchange and related materials and the Solicitation/Recommendation Statement at the SEC’s website at www.sec.gov ..  In addition, the Solicitation/Recommendation Statement, as well as the Company’s other public SEC filings, can be obtained at www.fadv.com.  Stockholders may also read and copy any reports, statements and other information filed by First American or the Company with the SEC at the SEC public reference room at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at (800) 732-0330 or visit the SEC’s website for further information on its public reference room.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Notice to stockholders of Exchange Offer by First American

    On October 8, 2009, The First American Corporation (“First American”) commenced an exchange offer (the “Offer”) to acquire all of the outstanding shares of the Company’s Class A common stock (“Class A Shares”) not owned or controlled by First American at an exchange ratio of 0.58 of a First American common share per Class A Share, and First American filed an Offer to Exchange and related materials with the Securities and Exchange Commission (“SEC”) on a Registration Statement on Form S-4.  On October 8, 2009, the Company filed with the SEC a Solicitation/Recommendation Statement on Schedule 14D-9. Stockholders are urged to read the Offer to Exchange and related materials and the Solicitation/Recommendation Statement and any amendments thereto filed from time to time, because they will contain important information. Stockholders will be able to obtain a free copy of the Offer to Exchange and related materials and the Solicitation/Recommendation Statement at the SEC’s website at www.sec.gov ..  In addition, the Solicitation/Recommendation Statement, as well as the Company’s other public SEC filings, can be obtained at www.fadv.com.  Stockholders may also read and copy any reports, statements and other information filed by First American or the Company with the SEC at the SEC public reference room at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at (800) 732-0330 or visit the SEC’s website for further information on its public reference room.

Note of Caution Regarding Forward Looking Statements

    Certain statements in this quarterly report on Form 10-Q relate to future results of the Company and are considered “forward-looking statements”.  These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to among other things, sufficiency and availability of cash flows and other sources of liquidity, current levels of operations, anticipated growth, future market positions, synergies from integration, ability to execute its growth strategy, levels of capital expenditures and ability to satisfy current debt.  These forward-looking statements, and others forward-looking statements contained in other public disclosures of the Company are based on assumptions that involve risks and uncertainties, and that are subject to change based on various important factors (some of which are beyond the Company’s control).  Risks and uncertainties exist that may cause results to differ materially from those set forth in these forward-looking statements.  Factors that could cause the anticipated results to differ from those described in the forward-looking statements include: general volatility of the capital markets and the market price of the Company’s Class A common stock; the Company’s ability to successfully raise capital; the Company’s ability to identify and complete acquisitions and to successfully integrate businesses it acquires; changes in applicable government regulations; the degree and nature of the Company’s competition; increases in the Company’s expenses; continued consolidation among the Company’s competitors and customers; unanticipated technological changes and requirements; the Company’s ability to identify suppliers of quality and cost-effective data; statements with respect to First American's proposed exchange offer to acquire all of the outstanding shares of the Company’s Class A common stock (“Class A Shares”) not owned or controlled by First American at an exchange ratio of 0.58 of a First American common share per Class A Share; and other factors described in this quarterly report on Form 10-Q.   In addition to the risk factors set forth above and in this quarterly report on Form 10-Q, stockholders should carefully consider the risk factors set forth in the Company’s Annual Report on Form 10-K, as amended by the Form 8-K filed October 8, 2009, for the year ended December 31, 2008, as well as the other information contained the Company’s Annual Report, as updated or modified in subsequent filings.  The Company faces risks other than those listed in the Annual Report, as updated, including those that are unknown and others of which the Company may be aware but, at present, considers immaterial.  Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties. The forward-looking statements speak only as of the date they are made.  The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing during the year ended December 31, 2008 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment losses in connection with the Company’s next annual impairment testing in the fourth quarter of 2009 or in  future periods. It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

Operating results for the three months ended September 30, 2009 included total service revenue of $156.0 million, this represents a decrease of 10.7% over the same period in 2008.  Operating results for the nine months ended September 30, 2009 included total service revenue of $510.7 million, this represents a decrease of 6.4% over the same period in 2008.  Operating income for the three and nine months ended September 30, 2009 was $18.4 million and $59.2 million, respectively.  Operating income decreased $3.3 million for the three months ended September 30, 2009 in comparison to the same period in 2008.  Operating income decreased $13.7 million for the nine months ended September 30, 2009 in comparison to the same period in 2008.

   On October 8, 2009, First American issued a press release announcing its intention to commence an exchange offer (the “Offer”) to acquire all of the outstanding shares of the Company’s Class A common stock (“Class A Shares”) not owned or controlled by First American at an exchange ratio of 0.58 of a First American common share per Class A Share (See Note 11 – Subsequent Event).  On October 9, 2009, First American filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (the “SEC”), which contains the Offer to Exchange and related materials.  On that same day, the Company filed with the SEC a Solicitation/Recommendation on Schedule 14D-9 pursuant to which the Special Committee of the Board of Directors of the Company recommended on behalf of the Board of Directors of the Company, that the stockholders of the Company accept the Offer and tender their shares pursuant to the Offer.  The Offer is described in further detail in Note 11 – Subsequent Event.

    In the event that the Offer is accepted and consummated in the fourth quarter, operating results for the fourth quarter will be negatively impacted due to related costs.  As further described in Note 11 – Subsequent Event, upon meeting certain conditions, First American has announced that it intends to merge the Company with a wholly-owned subsidiary of First American.  This merger will constitute a “Change in Control” under the FADV 2003 Incentive Compensation Plan (“the Plan”).  Upon a Change in Control, the unvested awards of stock options, restricted stock units and restricted stock issued under the Plan will vest and the unamortized costs of those awards will be expensed.  At September 30, 2009, the unamortized compensation expense was approximately $8.5 million and approximately $0.9 million related to the unvested restricted stock and unvested options, respectively.  In addition, Morgan Stanley is acting as the Company’s financial advisor related to the Offer.  Pursuant to the terms of Morgan Stanley’s engagement, in the event that the Offer is accepted, the Company has agreed to pay Morgan Stanley a transaction fee which is currently estimated to be approximately $3.0 million.

    For the three and nine months ended September 30, 2009, the Company incurred approximately $1.6 million in legal expenses related to the Offer and related litigation and expects additional professional fees in the fourth quarter related to the Offer and related litigation.

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

The following is a summary of the operating results by the Company’s business segments for the three and nine months ended September 30, 2009 and 2008.

(in thousands, except percentages)
	Credit	Data	Employer	Multifamily	Invest/Litigation	Corporate
Three Months Ended September 30, 2009	Services	Services	Services	Services	Support Services	and Eliminations	Total

Service revenue	$59,443	$25,514	$41,731	$19,879	$9,804	$(391)	$155,980
Reimbursed government fee revenue	223	11,987	2,138	-	-	(762)	13,586
Total revenue	59,666	37,501	43,869	19,879	9,804	(1,153)	169,566

Cost of service revenue	26,691	12,419	10,651	1,790	495	(617)	51,429
Government fees paid	223	11,987	2,138	-	-	(762)	13,586
Total cost of service	26,914	24,406	12,789	1,790	495	(1,379)	65,015

Gross margin	32,752	13,095	31,080	18,089	9,309	226	104,551

Salaries and benefits	12,238	4,839	16,142	6,110	5,303	5,288	49,920
Facilities and telecommunications	1,771	551	2,036	754	675	954	6,741
Other operating expenses	4,721	1,680	5,202	2,415	1,270	3,165	18,453
Depreciation and amortization	1,533	2,435	3,771	1,542	724	988	10,993
Income (loss) from operations	$12,489	$3,590	$3,929	$7,268	$1,337	$(10,169)	$18,444
Operating margin percentage	21.0%	14.1%	9.4%	36.6%	13.6%	N/A	11.8%

	Credit	Data	Employer	Multifamily	Invest/Litigation	Corporate
Three Months Ended September 30, 2008	Services	Services	Services	Services	Support Services	and Eliminations	Total

Service revenue	$60,837	$21,922	$54,199	$19,702	$18,600	$(596)	$174,664
Reimbursed government fee revenue	-	11,743	2,828	-	-	(938)	13,633
Total revenue	60,837	33,665	57,027	19,702	18,600	(1,534)	188,297

Cost of service revenue	28,985	8,628	14,234	1,915	503	(745)	53,520
Government fees paid	-	11,743	2,828	-	-	(938)	13,633
Total cost of service	28,985	20,371	17,062	1,915	503	(1,683)	67,153

Gross margin	31,852	13,294	39,965	17,787	18,097	149	121,144

Salaries and benefits	14,294	4,755	18,511	6,320	7,622	7,611	59,113
Facilities and telecommunications	2,203	643	2,280	836	722	1,105	7,789
Other operating expenses	4,844	1,646	9,275	2,533	2,569	(968)	19,899
Depreciation and amortization	1,728	2,570	3,255	1,444	837	1,064	10,898
Impairment loss	1,720	-	-	-	-	-	1,720
Income (loss) from operations	$7,063	$3,680	$6,644	$6,654	$6,347	$(8,663)	$21,725
Operating margin percentage	11.6%	16.8%	12.3%	33.8%	34.1%	N/A	12.4%

	Credit	Data	Employer	Multifamily	Invest/Litigation	Corporate
Nine Months Ended September 30, 2009	Services	Services	Services	Services	Support Services	and Eliminations	Total

Service revenue	$191,567	$113,456	$119,350	$57,467	$30,224	$(1,376)	$510,688
Reimbursed government fee revenue	614	35,305	6,483	-	-	(2,497)	39,905
Total revenue	192,181	148,761	125,833	57,467	30,224	(3,873)	550,593

Cost of service revenue	86,292	68,806	31,367	5,029	1,366	(1,830)	191,030
Government fees paid	614	35,305	6,483	-	-	(2,497)	39,905
Total cost of service	86,906	104,111	37,850	5,029	1,366	(4,327)	230,935

Gross margin	105,275	44,650	87,983	52,438	28,858	454	319,658

Salaries and benefits	36,477	14,584	48,875	18,218	17,008	16,055	151,217
Facilities and telecommunications	5,153	1,758	6,248	2,247	1,985	2,874	20,265
Other operating expenses	14,355	9,552	15,692	6,899	4,936	4,963	56,397
Depreciation and amortization	4,470	7,367	11,058	4,553	2,176	2,950	32,574
Income (loss) from operations	$44,820	$11,389	$6,110	$20,521	$2,753	$(26,388)	$59,205
Operating margin percentage	23.4%	10.0%	5.1%	35.7%	9.1%	N/A	11.6%

	Credit	Data	Employer	Multifamily	Invest/Litigation	Corporate
Nine Months Ended September 30, 2008	Services	Services	Services	Services	Support Services	and Eliminations	Total

Service revenue	$202,723	$60,422	$163,397	$58,037	$63,281	$(2,519)	$545,341
Reimbursed government fee revenue	-	35,958	7,859	-	-	(3,037)	40,780
Total revenue	202,723	96,380	171,256	58,037	63,281	(5,556)	586,121

Cost of service revenue	92,135	19,458	45,041	5,229	1,524	(2,664)	160,723
Government fees paid	-	35,958	7,859	-	-	(3,037)	40,780
Total cost of service	92,135	55,416	52,900	5,229	1,524	(5,701)	201,503

Gross margin	110,588	40,964	118,356	52,808	61,757	145	384,618

Salaries and benefits	45,004	14,874	59,082	19,958	25,317	24,254	188,489
Facilities and telecommunications	6,544	1,922	7,330	2,666	2,217	3,394	24,073
Other operating expenses	17,469	5,353	28,899	7,947	8,356	(2,382)	65,642
Depreciation and amortization	4,480	7,601	9,629	4,242	2,460	3,108	31,520
Impairment loss	1,720	-	297	-	-	-	2,017
Income (loss) from operations	$35,371	$11,214	$13,119	$17,995	$23,407	$(28,229)	$72,877
Operating margin percentage	17.4%	18.6%	8.0%	31.0%	37.0%	N/A	13.4%

Credit Services Segment

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Service revenue was $59.4 million for the three months ended September 30, 2009, a decrease of $1.4 million compared to service revenue of $60.8 million for the three months ended September 30, 2008.  The decrease is due to a $6.9 million decrease in revenue related to vehicle financing, reflecting an overall decline in auto and truck sales.  This is partially offset by a $4.4 million increase in revenue related to our direct to consumer credit business and a $1.1 million increase in mortgage related credit revenue reflecting increased lending volumes as compared to the same period in 2008.

Gross margin was $32.8 million for the three months ended September 30, 2009, an increase of $0.9 million compared to gross margin of $31.9 million in the same period of 2008.  The impact of the increase in transactions resulted in an overall increase in gross margin. Gross margin was 55.1% for the three months ended September 30, 2009 as compared to 52.4% for the three months ended September 30, 2008.

Salaries and benefits decreased by $2.1 million.  Salaries and benefits were 20.6% of service revenue for the three months ended September 30, 2009 compared to 23.5% during the same period in 2008.  Salaries and benefits expense decreased due to operational efficiencies and reduced staffing.

Facilities and telecommunication expenses decreased $0.4 million.  Facilities and telecommunication expense were 3.0% in and 3.6% of service revenue for the three months ended September 30, 2009 and 2008, respectively.  The decrease is due to the consolidation of operations.

Other operating expenses were flat compared to the three months ended September 30, 2009. Other operating expenses were 7.9% and 8.0% of service revenue in the third quarter of 2009 and 2008, respectively.

Depreciation and amortization decreased $0.2 million.  Depreciation and amortization was 2.6% of service revenue during the third quarter of 2009 compared to 2.8% in the same period in 2008.

    Income from operations was $12.5 million for the three months ended September 30, 2009 compared to $7.1 million in the same period of 2008. The operating margin percentage increased from 11.6% to 21.0% primarily due operational efficiencies gained related to the segment’s cost reduction measures in the prior year and the $1.7 million impairment loss recorded in 2008.

Data Services Segment

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Total service revenue was $25.5 million for the three months ended September 30, 2009, an increase of $3.6 million compared to service revenue of $21.9 million in the same period of 2008.  This segment has experienced an increase in service revenue primarily due to the lead generation business, offset by reduced volumes in the specialty credit and transportation businesses as a result of the overall economic downturn.

Gross margin was $13.1 million for the three months ended September 30, 2009, a decrease of $0.2 million compared to gross margin of $13.3 million in the same period of 2008.  Gross margin as a percentage of service revenue was 51.3% for the three months ended September 30, 2009 as compared to 60.6% for the three months ended September 30, 2008.  The decrease in the gross margin as a percentage of service revenue is primarily due to the revenue mix.  The lead generation’s eAdvertising business has lower margins.

Salaries and benefits were flat when compared to the three months ended September 30, 2008.  Salaries and benefits were 19.0% of service revenue in the third quarter of 2009 compared to 21.7% of service revenue in the third quarter of 2008.

Facilities and telecommunication expenses for the third quarter of 2009 were comparable to the same period in 2008. Facilities and telecommunication expenses were 2.2% of service revenue in the third quarter of 2009 compared to 2.9% of service revenue in the third quarter of 2008.

Other operating expenses were flat when compared to the three months ended September 30, 2008. Other operating expenses were 6.6% of service revenue in the third quarter of 2009 and 7.5% in the third quarter of 2008.

Depreciation and amortization for the third quarter of 2009 was comparable to the same period in 2008.  Depreciation and amortization was 9.5% of service revenue during the third quarter of 2009 compared to 11.7% in the same period in 2008.

The operating margin percentage decreased from 16.8% to 14.1% in comparing the third quarter of 2008 to the third quarter of 2009.  The decrease in the operating margin is primarily due to the change in the revenue mix of the businesses in the third quarter of 2009 compared to the same period in 2008.

Income from operations was $3.6 million for the third quarter of 2009, a decrease of $0.1 million compared to $3.7 million in the third quarter of 2008.   The decrease is primarily driven by the lead generation business where cost of service and operating expenses have increased related to the increase in service revenue.

Employer Services Segment

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Total service revenue was $41.7 million for the three months ended September 30, 2009, a decrease of $12.5 million compared to service revenue of $54.2 million in the same period of 2008.  The decrease was a result of a decrease in hiring in the United States and abroad.  The recession has caused increased unemployment, which directly affects this segment.

Salaries and benefits decreased by $2.4 million.  Salaries and benefits were 38.7% of service revenue in the third quarter of 2009 compared to 34.2% in the same period of 2008.  The expense decrease is a direct effect of office consolidations and the reduction in staffing, offset by an increase in salary and benefit expense related to moving technology personnel from Corporate to Employer Services.

Facilities and telecommunication expenses decreased by $0.2 million.  Facilities and telecommunication expenses were 4.9% and 4.2% of service revenue in the third quarter of 2009 and 2008, respectively.   The expense decrease is a direct effect of office consolidations.

Other operating expenses decreased by $4.1 million. Other operating expenses were 12.5% and 17.1% of service revenue in the third quarter of 2009 and 2008, respectively.  The expense decrease in other operating expenses is primarily due to moving technology personnel from Corporate to Employer Services which were previously allocated from Corporate to other expenses, a decrease in professional fees, bad debt expense and decreased foreign currency losses.

Depreciation and amortization increased by $0.5 million.  Depreciation and amortization was 9.0% of service revenue in the third quarter of 2009 compared to 6.0% in the same period of 2008.  The increase is primarily due to accelerated depreciation on software related to outsourcing certain services in our drug screening division in 2009.

The operating margin percentage decreased from 12.3% to 9.4% primarily due to the decline in revenue.

Income from operations was $3.9 million for the three months ended September 30, 2009, a decrease of $2.7 million compared to income from operations of $6.6 million in the same period of 2008.  The decrease is due to the decline in service revenue, offset by a 18.5% decrease in operating expenses.

Multifamily Services Segment

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Total service revenue was $19.9 million for the three months ended September 30, 2009, an increase of $0.2 million compared to service revenue of $19.7 million in the same period of 2008.

Salaries and benefits cost decreased $0.2 million.  Salaries and benefits were 30.7% of service revenue for the third quarter of 2009 compared to 32.1% of service revenue in the same period of 2008.  The expense decrease is primarily due to a reduction in employees.

Facilities and telecommunication expenses were flat when compared to the third quarter of 2008.   Facilities and telecommunication expenses were 3.8% of service revenue in the third quarter of 2009 and 4.2% in the third quarter of 2008.

Other operating expenses were flat when compared to the third quarter of 2008.   Other operating expenses were 12.1% of service revenue in the third quarter of 2009 compared to 12.9% in the same period of 2008.  The decrease is due to reduced leased equipment, marketing and travel expenses.

Depreciation and amortization was flat when compared to the third quarter of 2008.   Depreciation and amortization was 7.8% of service revenue in the third quarter of 2009 compared to 7.3% in the same period of 2008.

Income from operations was $7.3 million in the third quarter of 2009 compared to income from operations of $6.7 million in the same period of 2008. The operating margin percentage increased from 33.8% to 36.6% primarily due to management’s cost containment initiatives.

Investigative and Litigation Services Segment

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Total service revenue was $9.8 million for the three months ended September 30, 2009, a decrease of $8.8 million compared to service revenue of $18.6 million in the same period of 2008.  The decrease is primarily due to the diminished case activity level in the Litigation Support Services division.

Salaries and benefits decreased by $2.3 million.  Salaries and benefits were 54.1% of service revenue in the third quarter of 2009 compared to 41.0% in the same period of 2008.  The expense decrease is mainly due to the decline of compensation related to revenue and profitability.

Facilities and telecommunication expenses were flat compared to the same period in 2008.  Facilities and telecommunication expenses were 6.9% of service revenue in the third quarter of 2009 and 3.9% in the third quarter of 2008.

Other operating expenses decreased by $1.3 million. Other operating expenses were 13.0% of service revenue in the third quarter of 2009 and 13.8% for the same period of 2008.  The decrease in expense is primarily due to a reduction in bad debt expense, travel expenses and professional fees.

Depreciation and amortization was flat when compared to the third quarter of 2008.  Depreciation and amortization was 7.4% of service revenue in the third quarter of 2009 compared to 4.5% in the same period of 2008.

The operating margin percentage decreased from 34.1% to 13.6%.  The decrease in margin is primarily due to the revenue decline on the higher margin electronic discovery business.

Income from operations was $1.3 million for the third quarter of 2009 compared to $6.3 million for the same period of 2008.   The decrease is primarily due to the revenue decrease on the higher margin electronic discovery business.

Corporate

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, and their related expenses in addition to an administrative fee paid to First American.  The corporate expenses were $10.2 million in the third quarter of 2009 compared to expenses of $8.7 million in the same period of 2008.  The expense increase is primarily due to $1.6 million in legal expenses recorded related to the Offer and related litigation.  This increase is offset by expense decreases due to moving technology personnel from Corporate to Employer Services, decreases in compensation and benefit expenses, and travel expenses.

Consolidated Results

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Consolidated service revenue for the three months ended September 30, 2009 was $156.0 million, a decrease of $18.7 million compared to service revenue of $174.7 million in the same period in 2008. The decrease in service revenue compared to the third quarter of 2008 is directly related to the downturn in domestic and international hiring, weakness in the credit markets, and overall economic slowdown, offset by the increase in the Data Services segment.

Salaries and benefits decreased $9.2 million.  Salaries and benefits were 32.0% of service revenue for the three months ended September 30, 2009 and 33.8% for the same period in 2008. The decrease is primarily due to strategic reductions in employees, a decline of compensation related to revenue and profitability, and the elimination of the 401(k) match in 2009.

 Facilities and telecommunication decreased by $1.0 million compared to the same period in 2008. Facilities and telecommunication expenses were 4.3% of service revenue in the third quarter of 2009 and 4.5% in the third quarter of 2008.  The decrease is primarily due to savings related to office consolidations.

Other operating expenses decreased by $1.4 million compared to the same period in 2008.  Other operating expenses were 11.8% and 11.4% of service revenue for the three months ended September 30, 2009 and 2008, respectively.  The decrease in expense is due to office consolidations and cost reduction measures offset by an increase in legal fees.

Depreciation and amortization was flat when compared to the third quarter of 2008.  Depreciation and amortization was 7.0% of service revenue in the third quarter of 2009 compared to 6.2% in the same period of 2008.

    The consolidated operating margin was 11.8% for the three months ended September 30, 2009, compared to 12.4% for the same period in 2008.  Income from operations was $18.4 million for the three months ended September 30, 2009 compared to $21.7 million for the same period in 2008. The decrease of $3.3 million is comprised of an increase in Corporate expenses of $1.5 million, a decrease in operating income of $5.0 million in Investigative and Litigation Support Services, $0.1 million in Data Services, and $2.7 million at Employer Services offset by increases in operating income of $5.4 million in Credit Services, and $0.6 million in Multifamily Services.

Credit Services Segment

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Service revenue was $191.6 million for the nine months ended September 30, 2009, a decrease of $11.1 million compared to service revenue of $202.7 million for the nine months ended September 30, 2008.  A decrease in revenue at the dealer services division resulted in an overall decrease in service revenue, which is partially offset by an increase in revenue from the mortgage credit and consumer credit divisions.  The challenging credit markets and overall economy continues to affect our credit reporting businesses compared to the nine months ended September 30, 2008.

Gross margin was $105.3 million for the nine months ended September 30, 2009, a decrease of $5.3 million compared to gross margin of $110.6 million in the same period of 2008.  The decline in gross margin is primarily due to the overall decrease in revenue and revenue mix compared to prior year. Gross margin was 55.0% for the nine months ended September 30, 2009 as compared to 54.6% for the nine months ended September 30, 2008.

Salaries and benefits decreased by $8.5 million.  Salaries and benefits were 19.0% of service revenue in the nine months ended September 30, 2009 compared to 22.2% during the same period in 2008.  Salaries and benefits expense decreased due to operational efficiencies and reduced staffing.

Facilities and telecommunication expenses decreased $1.4 million.  Facilities and telecommunication expense were 2.7% and 3.2% of service revenue in the nine months ended September 30, 2009 and 2008, respectively.  The expense decrease is due to the office consolidations.

Other operating expenses decreased by $3.1 million. Other operating expenses were 7.5% of service revenue in the nine months ended September 30, 2009 compared to 8.6% for the same period of 2008. The decrease is due to a decline in lease expense, marketing expense, bad debt expense, office expenses and travel expense, offset by an increase in temporary labor and professional service fees.

Depreciation and amortization was flat when compared to the nine months ended 2008.  Depreciation and amortization was 2.3% of service revenue in the third quarter of 2009 compared to 2.2% in the same period of 2008.

    Income from operations was $44.8 million for the nine months ended September 30, 2009 compared to $35.4 million in the same period of 2008. The operating margin percentage increased from 17.4% to 23.4% primarily due operational efficiencies gained related to the segment’s cost reduction measures in 2008 the $1.7 million impairment loss recorded in 2008.

Data Services Segment

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Total service revenue was $113.5 million for the nine months ended September 30, 2009, an increase of $53.1 million compared to service revenue of $60.4 million in the same period of 2008.  This segment has experienced a significant increase in service revenue primarily due to the lead generation business, offset by reduced volumes in the specialty credit and transportation businesses as a result of the overall economic downturn.

Gross margin was $44.7 million for the nine months ended September 30, 2009, an increase of $3.7 million compared to gross margin of $41.0 million in the same period of 2008.  Gross margin as a percentage of service revenue was 39.4% for the nine months ended September 30, 2009 as compared to 67.8% for the nine months ended September 30, 2008.  The decrease in the gross margin as a percentage of service revenue is primarily due to the revenue mix.  The lead generation’s eAdvertising business has lower margins.

Salaries and benefits decreased by $0.3 million.  Salaries and benefits were 12.9% of service revenue in the nine months ended September 30, 2009 compared to 24.6% of service revenue in the same period of 2008.  The decrease in expense is related to the reduction in staffing as compared to the same period in 2008.

Facilities and telecommunication expenses decreased $0.2 million. Facilities and telecommunication expenses were 1.5% of service revenue in the nine months ended September 30, 2009 compared to 3.2% of service revenue in the same period of 2008.

Other operating expenses increased by $4.2 million. Other operating expenses were 8.4% of service revenue for the nine months ended September 30, 2009 and 8.9% in the same period of 2008. The expense increase is primarily due to the increase in bad debt expense at the lead generation business.

Depreciation and amortization decreased by $0.2 million. Depreciation and amortization was 6.5% of service revenue in the nine months ended September 30, 2009 compared to 12.6% in the same period of 2008.

The operating margin percentage decreased from 18.6% to 10.0% primarily due to the revenue mix of the businesses in the nine months ended September 30, 2009 compared to the same period in 2008.

Income from operations was $11.4 million for the nine months ended September 30, 2009, an increase of $0.2 million compared to $11.2 million in the nine months ended September 30, 2008.   The increase is primarily driven by the lead generation business where revenue has increased, offset by increased cost of service and operating expenses.

Employer Services Segment

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Total service revenue was $119.4 million for the nine months ended September 30, 2009, a decrease of $44.0 million compared to service revenue of $163.4 million in the same period of 2008.  The decrease was a result of the decline in hiring in the United States and abroad.  The recession has caused increased unemployment, which directly affects this segment.

Salaries and benefits decreased by $10.2 million.  Salaries and benefits were 41.0% of service revenue in the nine months ended September 30, 2009 compared to 36.2% in the same period of 2008.  The decrease in expense is a direct effect of office consolidations and the reduction in staffing, offset by an increase in expense related to moving technology personnel from Corporate to Employer Services.

Facilities and telecommunication expenses decreased by $1.1 million.  Facilities and telecommunication expenses were 5.2% and 4.5% of service revenue in the nine months ended September 30, 2009 and 2008, respectively.   The expense decrease is a direct effect of office consolidations.

Other operating expenses decreased by $13.2 million. Other operating expenses were 13.1% and 17.7% of service revenue in the nine months ended September 30, 2009 and 2008, respectively.  The expense decrease in other operating expenses is primarily due to moving technology personnel from Corporate to Employer Services which increased costs allocated out of Employer services, a decrease in temporary labor, a decrease in bad debt expense and decreased foreign currency losses.

Depreciation and amortization increased by $1.4 million. Depreciation and amortization was 9.3% of service revenue in the nine months ended September 30, 2009 compared to 5.9% in the same period of 2008.  The increase is primarily due to the rollout of internally developed software and the accelerated depreciation on software related to outsourcing certain services in our drug screening division.

The operating margin percentage decreased from 8.0% to 5.1% primarily due to the decline in service revenue.

Income from operations was $6.1 million for the nine months ended September 30, 2009, a decrease of $7.0 million compared to income from operations of $13.1 million in the same period of 2008.  The decrease is due to the decline in service revenue, offset by a 22.2% decrease in operating expenses.

Multifamily Services Segment

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Total service revenue was $57.5 million for the nine months ended September 30, 2009, a decrease of $0.5 million compared to service revenue of $58.0 million in the same period of 2009.  The decrease is primarily due to a decline in revenue related to the current economic conditions.

Salaries and benefits cost decreased $1.7 million.  Salaries and benefits were 31.7% of service revenue for the nine months ended September 30, 2009 compared to 34.4% of service revenue in the same period of 2008.  The expense decrease is primarily due to a reduction in employees.

Facilities and telecommunication expenses decreased $0.4 million.   Facilities and telecommunication expenses were 3.9% of service revenue in the nine months ended September 30, 2009 and 4.6% in the same period of 2008.   The expense decrease is a direct effect of office consolidations.

Other operating expenses decreased $1.0 million.   Other operating expenses were 12.0% of service revenue in the nine months ended September 30, 2009 compared to 13.7% in the same period of 2008.  The decrease is due to reduced leased equipment, marketing and travel expenses.

Depreciation and amortization increased $0.3 million.   Depreciation and amortization was 7.9% of service revenue in the nine months ended September 30, 2009 compared to 7.3% in the same period of 2008.

The operating margin percentage increased from 31.0% to 35.7% primarily due to management’s cost containment initiatives.  Income from operations was $20.5 million in the nine months ended September 30, 2009 compared to income from operations of $18.0 million in the same period of 2008.

Investigative and Litigation Services Segment

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Total service revenue was $30.2 million for the nine months ended September 30, 2009, a decrease of $33.1 million compared to service revenue of $63.3 million in the same period of 2008.  The decrease is primarily due to the diminished case activity level in the Litigation Support Services division.

Salaries and benefits decreased by $8.3 million.  Salaries and benefits were 56.3% of service revenue in the nine months ended September 30, 2009 compared to 40.0% in the same period of 2008.  The expense decrease is mainly due to the decline of compensation related to revenue and profitability.

Facilities and telecommunication expenses decreased $0.2 million.  Facilities and telecommunication expenses were 6.6% of service revenue in the nine months ended September 30, 2009 and 3.5% in the first quarter of 2008.

Other operating expenses decreased by $3.4 million. Other operating expenses were 16.3% of service revenue in the nine months September 30, 2009 and 13.2% for the same period of 2008.  The decrease in expense is primarily due to a reduction in bad debt expense, travel expenses and professional fees.

Depreciation and amortization decreased $0.3 million.  Depreciation and amortization was 7.2% of service revenue in the nine months ended September 30, 2009 compared to 3.9% in the same period of 2008.

The operating margin percentage decreased from 37.0% to 9.1%.  Income from operations was $2.8 million for the nine months ended September 30, 2009 compared to $23.4 million for the same period of 2008.   The decrease in margin is primarily due to the revenue decrease on the higher margin electronic discovery business.

Corporate

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Corporate costs and expenses represent primarily compensation and benefits for senior management, administrative staff, and their related expenses in addition to an administrative fee paid to First American.  The Corporate expenses were $26.4 million in the nine months ended September 30, 2009 compared to expenses of $28.2 million in the same period of 2008.  The expense decrease is due to moving technology personnel from Corporate to Employer Services, decreases in compensation and benefit expenses, and travel expenses.  The decrease is offset by $1.6 million in legal expenses recorded  in the current quarter related to the Offer and related litigation.

Consolidated Results

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Consolidated service revenue for the nine months ended September 30, 2009 was $510.7 million, a decrease of $34.6 million compared to service revenue of $545.3 million in the same period in 2008. The decrease in service revenue is directly related to the downturn in domestic and international hiring, the decline in the mortgage industry, weakness in the credit markets, and overall economic slowdown, partially offset by an increase in the Data Services segment.

Salaries and benefits decreased $37.3 million.  Salaries and benefits were 29.6% of service revenue for the nine months ended September 30, 2009 and 34.6% for the same period in 2008. The decrease is primarily due to strategic reductions in employees, office consolidations, a decline of compensation related to revenue and profitability, and a reduction in the 401(k) match expense.

 Facilities and telecommunication decreased by $3.8 million compared to the same period in 2008. Facilities and telecommunication expenses were 4.0% of service revenue in the nine months ended September 30, 2009 and 4.4% in the same period of 2008.  The decrease is primarily due to savings related to office consolidations.

Other operating expenses decreased by $9.2 million compared to the same period in 2008.  Other operating expenses were 11.0% and 12.0% of service revenue for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in expense is due to office consolidations and cost reduction measures.  This is offset by an increase in bad debt expense at the Data Services segment and $1.6 million in legal expenses recorded related to the Offer and related litigation.

Depreciation and amortization increased by $1.1 million due to fixed asset additions and the roll out of internally developed software, offset by certain fixed assets and intangibles becoming fully depreciated.

The consolidated operating margin was 11.6% for the nine months ended September 30, 2009, compared to 13.4% for the same period in 2008.  Income from operations was $59.2 million for the nine months ended September 30, 2009 compared to $72.9 million for the same period in 2008. The decrease of $13.7 million is comprised of a decrease in operating income of $20.6 million in Investigative and Litigation Support Services, and $7.0 million at Employer Services offset by increases in operating income of $9.4 million in Credit Services, $0.2 million in Data Services, $2.5 million in Multifamily Services and a decrease of Corporate expenses of $1.8 million.

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

Statements of Cash Flows

The Company’s primary source of liquidity is cash flow from operations and amounts available under credit lines the Company has established with a bank.  As of September 30, 2009, cash and cash equivalents were $57.8 million.

Net cash provided by operating activities of continuing operations was $57.0 million and $33.0 million in the nine months ended September 30, 2009 and 2008, respectively.  Cash provided by operating activities of continuing operations increased by $24.0 million when comparing the nine months ended September 30, 2009 and the same period in 2008.  Income from continuing operations was $34.8 million in the nine months ended September 30, 2009 compared to $41.9 million for the same period in 2008. The increase in cash provided by operating activities was primarily due to the first quarter 2008 income tax payments of $56.9 million related to the sale of DealerTrack shares.

Cash used in investing activities of continuing operations was $36.1 million and $78.4 million for the nine months ended September 30, 2009 and 2008, respectively. In the nine months ended September 30, 2009, net cash in the amount of $19.5 million was used for earnout provisions from prior year acquisitions, compared to $51.2 million in the same period of 2008. Purchases of property and equipment were $14.5 million in the nine months ended September 30, 2009 compared to $24.3 million in the same period of 2008.

Cash used in financing activities of continuing operations was $16.5 million for the nine months ended September 30, 2009, compared to cash provided by financing activities of continuing operations of $12.4 million for the nine months ended September 30, 2008.  In the nine months ended September 30, 2009, proceeds from existing credit facilities were $50.9 million compared to $100.3 million in the same period of 2008. Repayment of debt was $62.3 million in the nine months ended September 30, 2009 and $85.5 million in the same period of 2008.  Cash used to acquire noncontrolling interest in a consolidated subsidiary was $5.9 million and $8.0 million for the nine months ended September 30, 2009 and 2008, respectively.  In addition, $1.1 million was distributed to noncontrolling interests in the nine months ended September 30, 2008.

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

At September 30, 2009, the Company had available lines of credit of $209.7 million, and was in compliance with the financial covenants of its loan agreements. In the event that the First American Offer is accepted and consummated with a merger, this may be determined to be an "Event of Default," under the terms of the Credit Agreement.

First Advantage filed a Registration Statement with the Securities and Exchange Commission for the issuance of up to 5.0 million shares of our Class A common stock, par value $.001 per share, from time to time as full or partial consideration for the acquisition of businesses, assets or securities of other business entities.  The Registration Statement was declared effective on January 9, 2006.  A total of 1,338,631 shares were issued for acquisitions as of September 30, 2009.

Contractual Obligations and Commercial Commitments

The following is a schedule of long-term contractual commitments, as of September 30, 2009, over the periods in which they are expected to be paid.

(In thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Minimum contract purchase commitments	$1,019	$2,653	$897	$41	$41	$26	$4,677
Advertising commitments	105	-	-	-	-	-	105
Operating leases	3,670	12,576	8,931	7,024	6,958	14,907	54,066
Debt and capital leases	2,359	18,420	492	72	78	53	21,474
Interest payments related to debt (1)	197	231	4	-	-	-	432
Total (2)	$7,350	$33,880	$10,324	$7,137	$7,077	$14,986	$80,754

(1) Estimated interest payments are calculated assuming current interest rates over minimum maturity periods specified in debt agreements.
(2) Excludes tax liability of $4.9 million due to uncertainty of payment period.

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

    There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

    On July 2, 2009, Norfolk County Retirement System filed a Verified Class Action Complaint in the Court of Chancery of the State of Delaware against First American, First Advantage and Parker S. Kennedy. Norfolk County Retirement System contends that as a result of the June 26, 2009 offer, the defendants breached their fiduciary duties to the minority public stockholders of First Advantage. The plaintiff seeks, among other things, to enjoin the consummation or closing of the Offer.

In addition, First Advantage’s subsidiaries are involved in litigation from time to time in the ordinary course of their businesses. The Company does not believe that the outcome of any pending or threatened litigation involving these entities will have a material adverse effect on our financial position, operating results or cash flows.

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

FIRST ADVANTAGE CORPORATION
(Registrant)

Date: October 29, 2009	By:	/s/ ANAND NALLATHAMBI
Name: Anand Nallathambi
Title: Chief Executive Officer

Date: October 29, 2009	By:	/s/ JOHN LAMSON
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