Form 10-Q
period 2021-06-30
FIRST ADVANTAGE CORP
filed 2021-08-12
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-31666

First Advantage Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-3884690
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Concourse Parkway NE, Suite 200 Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 314-9761

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	FA	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No  ☒

As of August 12, 2021, the registrant had 152,856,250 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

First Advantage Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	Successor	Successor
	June 30,	December 31,
(in thousands, except share and per share amounts)	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$257,122	$152,818
Restricted cash	156	152
Short-term investments	1,352	1,267
Accounts receivable (net of allowance for doubtful accounts of $666 and $967 at June 30, 2021 and December 31, 2020, respectively)	128,906	111,363
Prepaid expenses and other current assets	11,338	8,699
Income tax receivable	2,272	3,479
Total current assets	401,146	277,778
Property and equipment, net	172,239	190,282
Goodwill	774,562	770,089
Trade name, net	83,828	87,702
Customer lists, net	406,415	435,661
Deferred tax asset, net	1,592	807
Other assets	2,397	1,372
TOTAL ASSETS	$1,842,179	$1,763,691
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$47,314	$44,117
Accrued compensation	22,244	18,939
Accrued liabilities	27,346	25,200
Current portion of long-term debt	—	6,700
Income tax payable	1,922	2,451
Deferred revenue	540	431
Total current liabilities	99,366	97,838
Long-term debt (net of deferred financing costs of $10,756 and $26,345 at June 30, 2021 and December 31, 2020, respectively)	553,968	778,605
Deferred tax liability, net	81,744	86,770
Other liabilities	7,306	6,208
Total liabilities	742,384	969,421
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 152,856,250 and 130,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	153	130
Additional paid-in-capital	1,158,804	839,148
Accumulated deficit	(63,111)	(47,492)
Accumulated other comprehensive income	3,949	2,484
Total equity	1,099,795	794,270
TOTAL LIABILITIES AND EQUITY	$1,842,179	$1,763,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three-Month Period (1)		Six-Month Period (1)

	Successor				Predecessor
(in thousands, except share and per share amounts)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from February 1, 2020 through June 30, 2020	Period from January 1, 2020 through January 31, 2020
REVENUES	$174,826	$104,993	$306,896	$179,047	$36,785

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization below)	84,868	52,404	150,813	89,220	20,265
Product and technology expense	11,680	7,205	22,233	12,152	3,189
Selling, general, and administrative expense	25,075	15,014	49,053	27,299	11,235
Depreciation and amortization	35,918	36,572	70,681	61,059	2,105
Total operating expenses	157,541	111,195	292,780	189,730	36,794
INCOME (LOSS) FROM OPERATIONS	17,285	(6,202)	14,116	(10,683)	(9)

OTHER EXPENSE:
Interest expense	10,467	13,816	17,281	26,699	4,514
Interest income	(15)	(153)	(112)	(206)	(25)
Loss on extinguishment of debt	—	—	13,938	—	10,533
Transaction expenses, change in control	—	—	—	9,423	22,370
Total other expense	10,452	13,663	31,107	35,916	37,392
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	6,833	(19,865)	(16,991)	(46,599)	(37,401)
Provision (benefits) for income taxes	3,063	(3,499)	(1,372)	(8,419)	(871)
NET INCOME (LOSS)	$3,770	$(16,366)	$(15,619)	$(38,180)	$(36,530)

Foreign currency translation (loss) income	(1,295)	486	1,465	(8,173)	(31)
COMPREHENSIVE INCOME (LOSS)	$2,475	$(15,880)	$(14,154)	$(46,353)	$(36,561)

NET INCOME (LOSS)	$3,770	$(16,366)	$(15,619)	$(38,180)	$(36,530)
Basic net income (loss) per share	$0.03	$(0.13)	$(0.12)	$(0.29)	n/a
Diluted net income (loss) per share	$0.03	$(0.13)	$(0.12)	$(0.29)	n/a
Weighted average number of shares outstanding - basic	131,507,005	130,000,000	130,757,666	130,000,000	n/a
Weighted average number of shares outstanding - diluted	135,368,909	130,000,000	130,757,666	130,000,000	n/a
Basic net (loss) per unit	n/a	n/a	n/a	n/a	$(0.24)
Diluted net (loss) per unit	n/a	n/a	n/a	n/a	$(0.24)
Weighted average units outstanding - basic	n/a	n/a	n/a	n/a	149,686,460
Weighted average units outstanding - diluted	n/a	n/a	n/a	n/a	149,686,460

(1)
See Note 1 “Organization, Nature of Business, and Basis of Presentation” for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor		Predecessor
(in thousands)	Six Months Ended June 30, 2021	Period from February 1, 2020 through June 30, 2020	Period from January 1, 2020 through January 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(15,619)	$(38,180)	$(36,530)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	70,681	61,059	2,105
Loss on extinguishment of debt	13,938	—	10,533
Amortization of deferred financing costs	5,059	1,456	569
Bad debt (recovery) expense	(367)	56	102
Deferred taxes	(5,975)	(9,231)	(997)
Share-based compensation	3,226	801	3,976
(Gain) on foreign currency exchange rates	(319)	(285)	(82)
Loss on disposal of fixed assets	81	63	8
Change in fair value of interest rate swaps	(953)	5,156	—
Changes in operating assets and liabilities:
Accounts receivable	(16,895)	7,058	9,384
Prepaid expenses and other current assets	(2,654)	4,468	(4,604)
Other assets	(1,032)	(287)	(62)
Accounts payable	2,590	3,651	(8,871)
Accrued compensation and accrued liabilities	2,780	(11,337)	4,102
Deferred revenue	106	(16)	11
Other liabilities	545	(389)	767
Income taxes receivable and payable, net	906	(634)	373
Net cash provided by (used in) operating activities	56,098	23,409	(19,216)
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments	(92)	706	(163)
Acquisition of business	(7,588)	—	—
Purchase of property and equipment	(3,841)	(2,724)	(951)
Capitalized software development costs	(7,482)	(4,465)	(929)
Net cash used in investing activities	(19,003)	(6,483)	(2,043)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	320,559	—	—
Payments of initial public offering issuance costs	(1,028)	—	—
Shareholder distribution	(313)	—	—
Capital contributions	241	59,423	41,143
Distributions to Predecessor Members and Optionholders	—	(4,087)	(17,991)
Borrowings from Successor First Lien Credit Facility	261,413	—	—
Repayments of Successor First Lien Credit Facility	(363,875)	—	—
Repayment of Successor Second Lien Credit Facility	(146,584)	—	—
Borrowings on Successor Revolver	—	25,000	—
Repayments on Successor Revolver	—	(25,000)	—
Repayment of Predecessor First Lien Credit Facility	—	—	(34,000)
Payments of debt issuance costs	(1,257)	(1,397)	—
Payments on capital lease obligations	(925)	(977)	(274)
Payments on deferred purchase agreements	(362)	—	—
Net cash provided by (used in) financing activities	67,869	52,962	(11,122)
Effect of exchange rate on cash. cash equivalents, and restricted cash	(656)	(1,141)	(102)
Increase (decrease) in cash, cash equivalents, and restricted cash	104,308	68,747	(32,483)
Cash, cash equivalents, and restricted cash at beginning of period	152,970	48,263	80,746
Cash, cash equivalents, and restricted cash at end of period	$257,278	$117,010	$48,263

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$3,736	$1,915	$279
Cash paid for interest	$13,721	$19,994	$224
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Offering costs included in accounts payable and accrued liabilities	$3,006	$—	$—
Non-cash property and equipment additions	$2,797	$274	$289
Distributions declared to Optionholders but not paid	$—	$—	$781

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Successor:
For the period from January 1, 2021 to June 30, 2021
BALANCE – December 31, 2020	$130	$839,148	$(47,492)	$2,484	$794,270
Share-based compensation	—	562	—	—	562
Foreign currency translation	—	—	—	2,760	2,760
Net (loss)	—	—	(19,389)	—	(19,389)
BALANCE – March 31, 2021	$130	$839,710	$(66,881)	$5,244	$778,203
Share-based compensation	—	2,664	—	—	2,664
Capital contributions	—	241	—	—	241
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	23	316,502	—	—	316,525
Shareholder distribution	—	(313)	—	—	(313)
Foreign currency translation	—	—	—	(1,295)	(1,295)
Net income	—	—	3,770	—	3,770
BALANCE – June 30, 2021	$153	$1,158,804	$(63,111)	$3,949	$1,099,795

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
Successor:
For the period from February 1, 2020 to June 30, 2020
BALANCE – February 1, 2020	$130	$779,596	$—	$—	$779,726
Share-based compensation	—	281	—	—	281
Capital contributions	—	59,423	—	—	59,423
Foreign currency translation	—	—	—	(8,659)	(8,659)
Net (loss)	—	—	(21,814)	—	(21,814)
BALANCE – March 31, 2020	$130	$839,300	$(21,814)	$(8,659)	$808,957
Share-based compensation	—	520	—	—	520
Foreign currency translation	—	—	—	486	486
Net (loss)	—	—	(16,366)	—	(16,366)
BALANCE – June 30, 2020	$130	$839,820	$(38,180)	$(8,173)	$793,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statement of Changes in Members’ (Deficit) Equity

(Unaudited)

(in thousands)	Class A Units Additional Paid-In Capital	Class B Units Additional Paid-In Capital	Class C Units Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Members’ (Deficit) Equity
Predecessor:
For the period January 1, 2020 to January 31, 2020
BALANCE - December 31, 2019	$106,090	$2,254	$11,524	$(201,233)	$(12,852)	$(94,217)
Share-based compensation	—	50	3,926	—	—	3,976
Capital contributions	34,186	543	6,414	—	—	41,143
Distribution to Optionholders	—	(1,469)	(17,303)	—	—	(18,772)
Foreign currency translation	—	—	—	—	(31)	(31)
Net (loss)	—	—	—	(36,530)	—	(36,530)
BALANCE - January 31, 2020	$140,276	$1,378	$4,561	$(237,763)	$(12,883)	$(104,431)

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization, Nature of Business, and Basis of Presentation

Fastball Intermediate, Inc., a Delaware corporation, was formed on November 15, 2019 and subsequently changed its name to First Advantage Corporation in March 2021. Hereafter, First Advantage Corporation and its subsidiaries will collectively be referred to as the “Company”. On January 31, 2020, a fund managed by Silver Lake acquired substantially all of the Company’s equity interests from the Predecessor equity owners, primarily funds managed by Symphony Technology Group (“STG”) (the “Silver Lake Transaction”). For the purposes of the condensed consolidated financial statements, periods on or before January 31, 2020 reflect the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries prior to the Silver Lake Transaction, referred to herein as the Predecessor, and periods beginning after January 31, 2020 reflect the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries as a result of the Silver Lake Transaction, referred to herein as the Successor. As a result of the Silver Lake Transaction, the results of operations and financial position of the Predecessor and Successor are not directly comparable.

The Company derives its revenues from a variety of background check services across the hiring/onboarding and employment/worker lifecycle including pre-onboarding checks and post-onboarding monitoring of employees, extended workers, volunteers, and tenants, and classifies these service offerings into three categories: pre-onboarding, post-onboarding and other.

Initial Public Offering — The Company’s registration statement on Form S-1 (“IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on June 22, 2021, and the Company’s common stock began trading on the Nasdaq Global Select Market on June 23, 2021. On June 25, 2021, the Company completed its IPO of 29,325,000 shares of the Company common stock, $0.001 par value per share (the “Common Stock”) at an offering price of $15.00 per share, pursuant to the Company’s IPO Registration Statement. The Company sold 22,856,250 shares, including 2,981,250 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. Certain existing stockholders sold an aggregate of 6,468,750 shares, including 843,750 shares that were sold pursuant to the full exercise of the underwriters' option to purchase additional shares. The Company received aggregate net proceeds of $316.5 million after deducting underwriting discounts and commissions of $22.3 million and other offering expenses of $4.0 million, $3.0 million of which was unpaid at June 30, 2021.

Immediately prior to the completion of the IPO, the Company filed an Amended and Restated Certificate of Incorporation, which authorized a total of 1,000,000,000 shares of Common Stock, $0.001 par value per share and 250,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”). After filing the Amended and Restated Certificate of Incorporation, certain redemptions, exchanges, and conversions (collectively, the “Equity Conversion”) were made in connection with the dissolution of Fastball Holdco, L.P., the Company’s parent, which occurred prior to the completion of the IPO. All outstanding Class A LP Units, Class B LP Units, and Class C LP Units of Fastball Holdco, L.P were exchanged for 130,000,000 shares of the Company’s common stock. Outstanding stock options previously issued by Fastball Holdco, L.P. were converted into 3,865,509 stock options issued by the Company.

Basis of Presentation —The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company includes the results of operations of acquired companies prospectively from the date of acquisition. The Company considers itself to be a single operating and reporting entity structure.

The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The interim results reported in these condensed consolidated financial statements should not be taken as indicative of results that may be expected for future interim periods or the full year. For a more comprehensive understanding of the Company and its condensed consolidated financial statements, these interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020 included in its IPO Registration Statement.

The Company experiences seasonality with respect to certain customer industries as a result of fluctuations in hiring volumes and other economic activities. Generally, the Company’s highest revenues have occurred in the fourth quarter of each year.

Use of Estimates — The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Changes in these estimates and assumptions may have a material impact on the condensed consolidated financial statements and accompanying notes.

Examples of significant estimates and assumptions include valuing assets and liabilities acquired through business combinations; valuing and estimating useful lives of intangible assets; evaluating recoverability of intangible assets, accounts receivable, and capitalized software; estimating future cash flows and valuation-related assumptions associated with goodwill and other asset impairment testing; estimating tax valuation allowances and deferring certain revenues and costs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Note 2. Summary of Significant Accounting Policies

Fair Value of Financial Instruments — Certain financial assets and liabilities are reported at fair value in the accompanying condensed consolidated balance sheets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. ASC 820 establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation techniques required by ASC 820 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 — Quoted prices for identical instruments in active markets.

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 — Significant inputs to the valuation model are unobservable (supported by little or no market activities). These inputs may be used with internally developed methodologies that reflect the Company’s best estimate of fair value from a market participant.

The fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, rather than the amount that would be paid to settle the liability with the creditor. Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The carrying amounts of cash and cash equivalents, short-term investments, receivables, short-term debt, and accounts payable approximate fair value due to the short-term maturities of these financial instruments (Level 1). The fair values and carrying values of the Company’s long-term debt are disclosed in Note 6.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of June 30, 2021 (Successor) (in thousands):

	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$—	$1,948	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Long-lived assets and other intangible assets are subject to nonrecurring fair value measurement for the assessment of impairment or as the result of business acquisitions. The fair value of these assets were estimated using the present value of expected future cash flows through unobservable inputs (Level 3).

As of December 31, 2020 (Successor), the Company completed its annual assessment of the recoverability of goodwill for our reporting units. The fair values of these reporting units were estimated using the present value of expected future cash flows through unobservable inputs (Level 3).

Business Combinations — The Company records business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, identifiable assets acquired and liabilities assumed are recorded at their acquisition-date fair values. The excess of the purchase price over the estimated fair value is recorded as goodwill. Changes in the estimated fair values of net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will adjust the amount of the purchase price allocable to goodwill. Measurement period adjustments are reflected in the period in which they occur.

In valuing the trade names, customer lists, and software developed for internal use, the Company utilizes variations of the income approach, which relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. The Company considers the income approach the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. Projected financial information is subject to risk if estimates are incorrect. The most significant estimate relates to projected revenues and profitability. If the projected revenues and profitability used in the valuation calculations are not met, then the asset could be impaired.

Goodwill, Trade Name, and Customer Lists — The Company tests goodwill for impairment annually as of December 31 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. Goodwill is tested for impairment at the reporting unit level using a fair value approach. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a “Step 0” analysis. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value the Company performs “Step 1” of the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company determines the fair value of a reporting unit by estimating the present value of expected future cash flows, discounted by the applicable discount rate. If the carrying value exceeds the fair value, the Company measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount, the “Step 2” analysis. No impairment charges have been required.

During the Predecessor period, the Company’s trade name had an indefinite life and was not amortized. The Company evaluates indefinite-lived intangible assets for impairment annually as of December 31 or more frequently if an event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. No impairments were required.

Subsequent to the Silver Lake Transaction, the Company’s trade name is amortized on an accelerated basis over its expected useful life of twenty years. The Company recorded $2.0 million and $2.0 million of amortization expense related to the trade name for the three months ended June 30, 2021 and 2020 (Successor), respectively. The Company recorded $4.0 million for the six months ended June 30, 2021 (Successor) and $3.4 million of amortization expense related to the trade name for the period from February 1, 2020 through June 30, 2020 (Successor). No amortization expense was recorded for the period from January 1, 2020 through January 31, 2020 (Predecessor).

Customer lists are amortized on an accelerated basis based upon their estimated useful lives, ranging from seven to fourteen years during the Predecessor period and fourteen years in the Successor period. In the Predecessor period, the weighted-average amortization period of customer lists was 13.3 years. The Company recorded $16.4 million and $17.7 million of amortization expense related to customer lists for the three months ended June 30, 2021 and 2020 (Successor), respectively. The Company recorded $32.7 million, $29.6 million, and $0.8 million of amortization expense related to customer lists for the six months ended June 30, 2021 (Successor), the period from February 1, 2020 through June 30, 2020 (Successor), and the period from January 1, 2020 through January 31, 2020 (Predecessor), respectively.

The Company regularly evaluates the amortization period assigned to each intangible asset to determine whether there have been any events or circumstances that warrant revised estimates of useful lives. In December 2020, and since that time, the Company determined that there had been no triggering events that would require impairment of trade names or customer lists.

Revenue Recognition — Revenues are recognized when control of the Company’s services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. In accordance with ASC 606, Revenue from Contracts with Customers, which was adopted as of January 1, 2019 using the modified retrospective method, revenues are recognized based on the following steps:

a)
Identify the contract with a customer
b)
Identify the performance obligations in the contract
c)
Determine the transaction price
d)
Allocate the transaction price to the performance obligations in the contract
e)
Recognize revenue when (or as) the entity satisfies a performance obligation

A substantial majority of the Company’s revenues are derived from pre-onboarding and related services to our customers on a transactional basis, in which an individual background screening package or selection of services is ordered by a customer related to a single individual. Substantially all of the Company’s customers are employers, staffing or related businesses. The Company satisfies its performance obligations and recognizes revenues for services rendered as the orders are completed and the completed reports are transmitted, or otherwise made available. The Company’s remaining services, substantially consisting of tax consulting, fleet management and driver qualification services, are delivered over time as the customer simultaneously receives and consumes the benefits of the services delivered. To measure the Company’s performance over time, the output method is utilized to measure the value to the customer based on the transfer to date of the services promised, with no rights of return once consumed. In these cases, revenues on transactional contracts with a defined price but an undefined quantity are recognized utilizing the right to invoice expedient resulting in revenue being recognized when the service is provided and becomes billable. Additionally, under this practical expedient, the Company is not required to estimate the transaction price.

The Company considers negotiated and anticipated incentives and estimated adjustments, including historical collections experience, when recording revenues.

The Company’s contracts with customers generally include standard commercial payment terms acceptable in each region, and do not include any financing components. The Company does not have any significant obligations for refunds, warranties, or similar obligations. The Company records revenues net of sales taxes. Due to the Company’s contract terms and the nature of the background screening industry, the Company determined its contract terms for ASC 606 purposes are less than one year. As a result, the Company uses the practical expedient which allows it to expense incremental costs of obtaining a contract, primarily consisting of sales commissions, as incurred.

The Company records third-party pass-through fees incurred as part of screening related services on a gross revenue basis, with the related expense recorded as a third-party records expense, as the Company has control over the transaction and is therefore considered to be acting as a principal. The Company records motor vehicle registration and other tax payments paid on behalf of the Company’s fleet management clients on a net revenue basis as the Company does not have control over the transaction and therefore is considered to be acting as an agent of the customer.

Contract balances are generated when the revenue recognized in a given period varies from billing. A contract asset is created when the Company performs a service for a customer and recognizes more revenue than what has been billed. Contract assets are included in accounts receivable in the accompanying condensed consolidated balance sheets. A contract liability is created when the Company transfers a good or service to a customer and recognizes less than what has been billed. The Company recognizes these contract liabilities as deferred revenue when the Company has an obligation to perform services for a customer in the future and has already received consideration from the customer. Contract liabilities are included in deferred revenue in the accompanying condensed consolidated balance sheets.

Foreign Currency — The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated net of tax in a separate component of equity. Gains or losses resulting from foreign currency transactions are included in the accompanying condensed consolidated statements of operations and comprehensive income (loss), except for those relating to intercompany transactions of a long-term investment nature, which are captured in a separate component of equity as accumulated other comprehensive income (loss).

Currency transaction losses included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) were approximately $(0.2) million and $(0.5) million for the three months ended June 30, 2021 and 2020 (Successor), respectively. Currency transaction (loss) income included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) were approximately $(0.3) million, $(0.9) million, and $0.1 million for the six months ended June 30, 2021 (Successor), for the period from February 1, 2020 through June 30, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor), respectively.

Currency translation (loss) income included in accumulated other comprehensive income (loss) were approximately $(1.3) million and $0.5 million for the three months ended June 30, 2021 and 2020 (Successor), respectively. Currency translation income (loss) included in accumulated other comprehensive income (loss) were approximately $1.5 million, $(8.2) million, and $0.0 million for the six months ended June 30, 2021 (Successor), for the period from February 1, 2020 through June 30, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor), respectively.

Recent Accounting Pronouncements — The Company qualifies as an emerging growth company under the Jumpstart Our Business Startups (“JOBS”) Act. The JOBS Act permits the Company an extended transition period for complying with new or revised accounting standards affecting public companies. The Company has elected to use this extended transition period and adopt certain new accounting standards on the private company timeline, which means that the Company’s financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards on a non-delayed basis. There were no accounting pronouncements issued during the six months ended June 30, 2021 which are expected to have a material impact on the condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements — In 2021, the Company adopted ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires that issuers follow the internal-use software guidance in ASC 350-40 to determine which costs to capitalize as assets or expense as incurred. Adoption of this standard did not have a material impact on the consolidated financial statements. However, if the Company enters into material new cloud computing arrangements in the future, this standard will impact the accounting for those arrangements which may have a material effect on future results.

Note 3. Acquisitions

Silver Lake Transaction

On January 31, 2020, a fund managed by Silver Lake acquired substantially all of the Company’s equity interests for approximately $1,576.0 million. A portion of the consideration was derived from members of the management team contributing an allocation of their Silver Lake Transaction proceeds. As part of the Silver Lake Transaction, the Predecessor credit facilities were all repaid in full at closing and a new financing structure was executed (see Note 6).

Silver Lake accounted for the Silver Lake Transaction as a business combination under ASC 805 and elected to apply pushdown accounting to the Company.

The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, less transaction expenses funded by transaction proceeds. The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed (in thousands):

Consideration
Cash, net of cash acquired	$1,556,810
Rollover management equity interests	19,148
Total fair value of consideration transferred	$1,575,958
Current assets	$145,277
Property and equipment, including software developed for internal use	236,775
Trade name	95,000
Customer lists	500,000
Deferred tax asset	106,327
Other assets	1,429
Current liabilities	(71,496)
Deferred tax liability	(198,535)
Other liabilities	(6,616)
Total identifiable net assets	$808,161
Goodwill	$767,797

Goodwill recognized in the Silver Lake Transaction is primarily attributable to assembled workforce and the expected growth of the Company, and a significant portion of goodwill is not deductible for tax purposes.

Costs incurred by the Company related to the Silver Lake Transaction were primarily composed of deferred financing costs associated with the new financing structure which have been capitalized within long-term debt in the accompanying condensed consolidated balance sheets (see Note 6) and approximately $31.8 million of closing costs which have been recorded in transaction expenses, change in control in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Seller related costs were recorded as transaction expenses in the Predecessor period, Silver Lake related costs were pushed down to the Company in the Successor period.

Pro Forma Results

The following summary, prepared on a pro forma basis pursuant to ASC 805, presents the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2020 as if the Silver Lake Transaction had been completed on January 1, 2020. The pro forma results below include the impact of certain adjustments related to the amortization of intangible assets, transaction-related costs incurred as of the acquisition date, and interest expense on related borrowings, and in each case, the related income tax effects, as well as certain other post-acquisition adjustments attributable to the Silver Lake Transaction. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of the results of operations that actually would have been achieved had the Silver Lake Transaction been consummated as of January 1, 2020.

(in thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Revenue	$104,993	$215,832
Net (loss)	$(12,315)	$(41,944)

March 2021 UK Acquisition

In March 2021, the Company, through its wholly-owned subsidiary in the United Kingdom, entered into an agreement to acquire certain assets comprising the United Kingdom background screening business unit from GB Group plc for £5.4 million, or approximately $7.6 million. The transfer of ownership became effective on March 31, 2021 and established the Company as one of the largest background screening providers in the region. The acquired assets were determined to constitute a business and the Company was deemed to be the acquirer under ASC 805. The Company recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of March 31, 2021. The allocation was finalized as of June 30, 2021 and no adjustments were recorded to the Company’s previously recognized fair values.

The allocation of the purchase price is based on the fair value of assets acquired and liability assumed as of the acquisition date. The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liability assumed (in thousands):

Consideration
Cash	$7,588
Property and equipment, including software developed for internal use	$1,543
Customer lists	2,951
Deferred tax liability	(26)
Total identifiable net assets	$4,468
Goodwill	$3,120

Goodwill recognized in the March 2021 UK Acquisition is primarily attributable to assembled workforce and the expected growth of the Company and is not deductible for tax purposes.

Note 4. Property and Equipment, net

Property and equipment, net as of June 30, 2021 (Successor) and December 31, 2020 (Successor) consisted of the following (in thousands):

	Successor	Successor
	June 30, 2021	December 31, 2020
Furniture and equipment	$17,626	$15,214
Capitalized software for internal use, acquired by business combination	221,405	220,000
Capitalized software for internal use, developed internally or otherwise purchased	26,876	14,438
Leasehold improvements	2,510	2,402
Total property and equipment	268,417	252,054
Less: accumulated depreciation and amortization	(96,178)	(61,772)
Property and equipment, net	$172,239	$190,282

Depreciation and amortization expense of property and equipment was approximately $17.5 million and $16.8 million for the three months ended June 30, 2021 and 2020 (Successor), respectively. Depreciation and amortization expense of property and equipment was approximately $34.0 million, $28.1 million, and $1.3 million for the six months ended June 30, 2021 (Successor), the period from February 1, 2020 through June 30, 2020 (Successor), and the period from January 1, 2020 through January 31, 2020 (Predecessor), respectively.

Note 5. Goodwill, Trade Name, and Customer Lists

The changes in the carrying amount of goodwill for the six months ended June 30, 2021 (Successor) were as follows (in thousands):

Successor:
Balance – December 31, 2020	$770,089
Acquisitions	3,120
Foreign currency translation	1,353
Balance – June 30, 2021	$774,562

The following summarizes the gross carrying value and accumulated amortization for the Company’s trade name and customer lists as of June 30, 2021 (Successor) and December 31, 2020 (Successor) (in thousands):

	June 30, 2021 (Successor)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade name	$95,343	$(11,515)	$83,828	20 years
Customer lists	504,774	(98,359)	406,415	14 years
Total	$600,117	$(109,874)	$490,243

	December 31, 2020 (Successor)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade name	$95,230	$(7,528)	$87,702	20 years
Customer lists	501,210	(65,549)	435,661	14 years
Total	$596,440	$(73,077)	$523,363

Amortization expense of trade name and customer lists was approximately $18.4 million and $19.8 million for the three months ended June 30, 2021 and 2020 (Successor), respectively. Amortization expense of trade name and customer lists was approximately $36.7 million, $33.0 million, and $0.8 million for the six months ended June 30, 2021 (Successor), the period from February 1, 2020 through June 30, 2020 (Successor), and the period from January 1, 2020 through January 31, 2020 (Predecessor), respectively.

Note 6. Long-term Debt

The fair value of the Company’s long-term debt obligations approximated their book value as of June 30, 2021 (Successor) and December 31, 2020 (Successor) and consisted of the following (in thousands):

	Successor	Successor
	June 30, 2021	December 31, 2020
Successor First Lien Credit Facility	$564,724	$666,650
Successor Second Lien Credit Facility	—	145,000
Total debt	564,724	811,650
Less: Current portion of long-term debt	—	(6,700)
Total long-term debt	564,724	804,950
Less: Deferred financing costs	(10,756)	(26,345)
Long-term debt, net	$553,968	$778,605

On January 31, 2020, prior to the Silver Lake Transaction, the Company repaid $34.0 million of the Predecessor first lien facility. The remaining Predecessor first lien facility and Predecessor second lien facility were fully repaid at the time of the Silver Lake Transaction. As a result of this refinancing, a loss on extinguishment of debt of $10.5 million was recorded in the period from January 1, 2020 through January 31, 2020 (Predecessor).

As part of the Silver Lake Transaction, a new financing structure was established consisting of a new First Lien Credit Agreement (“Successor First Lien Agreement”) and a new Second Lien Credit Agreement (“Successor Second Lien Agreement”) (collectively, the “Successor Credit Agreements”). The Successor First Lien Agreement provided financing in the form of a $670.0 million term loan due January 31, 2027, carrying an interest rate of 3.25% to 3.50%, based on the first lien leverage ratio, plus LIBOR (“Successor First Lien Credit Facility”) and a new $75.0 million revolving credit facility due January 31, 2025 (“Successor Revolver”). The Successor First Lien Credit Facility requires mandatory quarterly repayments of 0.25% of the original loan balance commencing September 30, 2020. Beginning with the year ending December 31, 2021, the Successor First Lien Credit Facility requires mandatory payments based on calculated excess cash flow, as defined within the Successor First Lien Credit Agreement. The Successor Second Lien Agreement provided financing in the form of a $145.0 million term loan due January 31, 2028, carrying an interest rate of 8.50% plus LIBOR (“Successor Second Lien Credit Facility”). The Successor Credit Agreements are collateralized by substantially all assets and capital stock owned by direct and indirect domestic subsidiaries and is governed by certain restrictive covenants including limitations on indebtedness, liens, and other corporate actions such as investments and acquisitions. In the event the Company’s outstanding indebtedness under the Successor Revolver exceeds 35% of the aggregate principal amount of the revolving commitments then in effect, it is required to maintain a consolidated first lien leverage ratio no greater than 7.75 to 1.

In February 2021, the Company refinanced its Successor First Lien Credit Facility at an increased principal amount of $766.6 million due January 31, 2027, carrying a reduced interest rate of 3.00% to 3.25%, based on the first lien leverage ratio, plus LIBOR. No changes were made to the associated revolving credit facility due January 31, 2025. In connection with the refinancing of the Successor First Lien Credit Facility, the Company fully repaid its Successor Second Lien Credit Facility. As a result of these transactions the Company recorded a total loss on extinguishment of debt of $13.9 million, composed of the write-off of unamortized deferred financing costs plus a prepayment premium, accrued interest, and other fees. As of June 30, 2021, the Company had no outstanding amounts under the Successor Revolver, and therefore was not subject to the consolidated first lien leverage ratio covenant and was compliant with all other covenants under the agreement.

In connection with the closing of the IPO on June 30, 2021, the Company repaid $200.0 million of its Successor First Lien Credit Facility outstanding, of which $44.3 million was applied to the remaining quarterly principal payments due under the Successor First Lien Agreement. As a result of the IPO, the Company's interest rate under the Successor First Lien Credit Facility was reduced by 0.25%. The remaining $564.7 million term loan is scheduled to mature on January 31, 2027. As a result of the prepayment, the Company recorded additional interest expense of $3.7 million associated with the accelerated amortization of the related deferred financing costs.

Additionally, in connection with the closing of the IPO, the Company entered into an amendment that increased the borrowing capacity under the Successor Revolver from $75.0 million to $100.0 million and extended the maturity date from January 31, 2025 to July 31, 2026.

Note 7. Derivatives

In February 2020, the Company entered into an interest rate collar agreement with a counterparty bank in order to reduce its exposure to interest rate volatility. In this agreement, the Company and the counterparty bank agreed to a one-month LIBOR floor of 0.48% and a cap of 1.50% on a portion of the Company’s Successor First Lien Credit Facility. The notional amount of this agreement is $405.0 million through February 2022 at which time the notional amount reduces to $300.0 million through February 2024.

The following is a summary of location and fair value of the financial position and location and amount of gains and losses recorded related to the derivative agreement (in thousands):

		Fair Value			Gain/(Loss)
Derivatives not designated as hedging instruments	Balance Sheet Location	As of June 30, 2021 (Successor)	As of December 31, 2020 (Successor)	Income Statement Location	Three Months Ended June 30, 2021 (Successor)	Three Months Ended June 30, 2020 (Successor)	Six Months Ended June 30, 2021 (Successor)	Period from February 1, 2020 through June 30, 2020 (Successor)
Interest rate swaps	Other liabilities	$1,948	$3,615	Interest expense	$(79)	$(1,179)	$953	$(5,156)

Note 8. Income Taxes

Prior to the Silver Lake Transaction, the Company was not a taxable entity. However, the Company’s wholly owned C-corporation subsidiaries were taxable entities. The Company is now a U.S. domiciled corporation. The Company’s income tax expense and balance sheet accounts reflect the results of First Advantage Corporation and its subsidiaries.

In accordance with ASC 740-270, Interim Reporting, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on an interim period. However, in certain circumstances where the Company is unable to make a reliable estimate of the annual effective tax rate, ASC 740-270 allows the actual effective tax rate for the interim period to be used. As of June 30, 2021, the Company calculated its effective rate and applied that rate to the results for the six months ended June 30, 2021 (Successor). The Company used this approach because it was unable to reasonably estimate its annual effective rate due to the variability of the rate as a result of small changes in forecasted income, fluctuations in annual pre-tax income and loss between quarters, and the effects of being taxed in multiple tax jurisdictions.

The effective income tax rate for the three and six months ended June 30, 2021 (Successor) was 44.8% and 8.1%, respectively. The Company’s effective income tax rate for the three months ended June 30, 2021 (Successor) was higher than the U.S. federal statutory rate of 21%, primarily due to the increase of the deferred income tax liability on intangibles as a result of the UK corporate income tax rate increase and U.S. state income tax expenses. The Company’s effective income tax rate for the six months ended June 30, 2021 (Successor) was lower than the U.S. federal statutory rate of 21%, primarily due to the increase of the deferred income tax liability on intangibles as a result of the UK corporate income tax rate increase, foreign withholding tax and state income tax expenses on losses before provision for income taxes for the six months ended June 30, 2021 (Successor).

The Company’s effective income tax rate for the three and five months ended June 30, 2020 (Successor) was 17.6% and 18.1%, respectively, and for the period January 1, 2020 through January 31, 2020 (Predecessor) was 2.3%. The Company’s effective income tax rates for the three and five months ended June 30, 2020 (Successor) and the period January 1, 2020 through January 31, 2020 (Predecessor) were lower than the U.S. Federal statutory rate of 21.0%, primarily as a result of the foreign withholding and U.S. state income tax expenses on losses before provision for income taxes. The lower effective income tax rate for the period January 1, 2020 through January 31, 2020 (Predecessor) compared to the period February 1, 2020 through June 30, 2020 (Successor) and the three and six months ended June 30, 2021 (Successor) was primarily due to the change of the Company’s valuation allowance on certain deferred tax assets, nondeductible transaction costs, and variations in jurisdictional earnings in the period from January 1, 2020 through January 31, 2020 (Predecessor).

Note 9. Revenues

Performance obligations

Substantially all of the Company’s revenues are recognized at a point in time when the orders are completed and the completed reports are reported, or otherwise made available. For revenues delivered over time, the output method is utilized to measure the value to the customer based on the transfer to date of the services promised, with no rights of return once consumed. In these cases, revenue on transactional contracts with a defined price but an undefined quantity is recognized utilizing the right to invoice expedient resulting in revenues being recognized when the service is provided and becomes billable. Additionally, under this practical expedient, the Company is not required to estimate the transaction price.

Accordingly, in any period, the Company does not recognize a significant amount of revenues from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenues recognized during the three and six months ended June 30, 2021 (Successor), the three months ended June 30, 2020 (Successor), the period from February 1, 2020 through June 30, 2020 (Successor), and the period from January 1, 2020 through January 31, 2020 (Predecessor) were immaterial.

Disaggregation of revenues

The Company bases revenues by geographic region in which the revenues and invoicing are recorded. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods. The following summarizes revenues by geographical location (in thousands):

	Three-Month Period		Six-Month Period

	Successor				Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from February 1, 2020 through June 30, 2020	Period from January 1, 2020 through January 31, 2020
Revenues
North America	$146,300	$94,209	$262,823	$160,066	$32,411
International	30,080	11,499	46,642	20,344	4,665
Eliminations	(1,554)	(715)	(2,569)	(1,363)	(291)
Total revenues	$174,826	$104,993	$306,896	$179,047	$36,785

Contract assets and liabilities

The contract asset balance was $8.6 million and $4.2 million as of June 30, 2021 (Successor) and December 31, 2020 (Successor), respectively, and is included in accounts receivable, net in the accompanying condensed consolidated balance sheets. The contract liability balance was $0.5 million and $0.4 million as of June 30, 2021 (Successor) and December 31, 2020 (Successor), respectively, and is included in deferred revenue in the accompanying condensed consolidated balance sheets. An immaterial amount of revenue was recognized in the current period related to the beginning balance of deferred revenue.

Concentrations

The Company did not have any customers which represented 10% or more of consolidated revenues for the three and six months ended June 30, 2021 (Successor) and the period from January 1, 2020 through January 31, 2020 (Predecessor). The Company had two customers which represented approximately 24% in the aggregate and one customer which represented approximately 11% of consolidated revenues for the three months ended June 30, 2020 (Successor) and for the period from February 1, 2020 through June 30, 2020 (Successor), respectively. No other customer represented 10% or more of revenue for such periods. Additionally, the Company did not have any customers which represented 10% or more of consolidated accounts receivable, net for any period presented.

Note 10. Share-based Compensation

Prior to the Silver Lake Transaction, all share-based awards were issued to employees under the STG-Fairway Holdings, LLC Equity Incentive Plan (“Predecessor Plan”). This plan was dissolved as of the closing date of the Silver Lake Transaction. After the Silver Lake Transaction and prior to the IPO, all share-based awards were issued by Fastball Holdco, L.P., the Company's previous parent company under individual grant agreements and the partnership agreement of such parent company (collectively the “Successor Plan”).

Share-based compensation expense is recognized in cost of services, product and technology expense, and selling, general, and administrative expense, in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three-Month Period		Six-Month Period

	Successor				Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from February 1, 2020 through June 30, 2020	Period from January 1, 2020 through January 31, 2020
Share-based compensation expense
Cost of services	$41	$26	$73	$40	$156
Product and technology expense	67	49	121	77	—
Selling, general, and administrative expense	2,556	445	3,032	684	3,820
Total share-based compensation expense	$2,664	$520	$3,226	$801	$3,976

Predecessor Plan

Class B awards issued under the Predecessor Plan consisted of options and profits interests and generally vested over five years at a rate of 20% per year. The Class B options issued under the Predecessor Plan generally expired ten years after the grant date.

Class C awards issued under the Predecessor Plan consisted of options and profits interests and generally vested based on two criteria (50% each): (1) Time — awards vested over five years at a rate of 20% per year; and (2) Performance — awards vested based on the Company achieving certain revenue growth and EBITDA targets or on achieving certain enterprise value targets upon the sale of the Company. The Class C options issued under the Predecessor Plan generally expired ten years after the grant date.

There were 1,700,051 Class B profits interests and 12,621,955 Class C profits interests under the Predecessor Plan for the period from January 1, 2020 through January 31, 2020 (Predecessor). As of January 31, 2020, all profit interest grants were vested.

As a result of the Silver Lake Transaction, certain awards issued under the Predecessor Plan were granted accelerated vesting upon the closing of the transaction. In accordance with ASC 718, Compensation – Stock Compensation, the Company recorded the additional associated expense of approximately $3.9 million in the period from January 1, 2020 through January 31, 2020 (Predecessor). All remaining unvested awards were forfeited.

Successor Plan

Awards issued under the Successor Plan consist of options and profits interests and vest based on two criteria (50% each): (1) Time — awards vest over five years at a rate of 20% per year; and (2) Performance — awards vest based upon a combination of the five year time vesting, subject to the Company’s investors receiving a targeted money-on-money return. Options issued under the Successor Plan generally expire ten years after the grant date. No awards were issued under the plan during the period from January 1, 2021 through June 30, 2021 (Successor).

Prior to the IPO, the fair value for awards granted during the period from February 1, 2020 through June 30, 2020 (Successor) was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighed average assumptions:

	2020 Class B	2020 Class C
Expected stock price volatility	30.57%	30.08%
Risk-free interest rate	1.36%	1.47%
Expected term (in years)	6.25	6.25
Estimated fair-value of the underlying unit	$10.00	$10.00

A summary of the profits interest unit activity under the Successor Plan for the period from January 1, 2021 to June 30, 2021 (Successor) is as follows:

		Class C Units
December 31, 2020	Grants outstanding	3,858,048
	Exchanged for common stock in the Company	(411,720)
	Exchanged for restricted stock in the Company	(3,446,328)
June 30, 2021	Grants outstanding	—

A summary of the option unit activity under the Successor Plan for the period from January 1, 2021 to June 30, 2021 (Successor) is as follows:

		Options	Weighted Average Exercise Price
December 31, 2020	Grants outstanding	2,733,734	$10.06
	Exercised	(24,112)	$10.00
	Forfeited	(107,168)	$10.00
	Exchanged for options in the Company	(2,602,454)	$10.07
June 30, 2021	Grants outstanding	—

In connection with the Company's IPO, the Company's parent was dissolved. Awards issued by the Company's parent were converted in accordance with non-discretionary anti-dilution provisions of the Successor grants as follows:

•
All vested outstanding profits interest grants issued by the Company’s parent were converted to common stock in the Company and all unvested outstanding profits interest grants issued by the Company’s parent were converted to restricted stock in the Company under the 2021 Omnibus Incentive Plan (the “2021 Equity Plan”). The number of common stock and restricted stock shares issued to each profits interest holder was ratably adjusted to preserve the fair value of the awards. Additionally, the vesting conditions and equity classification of the awards remained unchanged as a result of the conversion.
•
All outstanding stock option grants issued by the Company’s parent were converted into stock options issued by the Company under the terms of the individual grant agreements. The number of options granted and the strike price of the options was ratably adjusted using an exchange ratio calculated to preserve the fair value of the awards. Additionally, the vesting, vesting conditions, and equity classification of the awards remained unchanged as a result of the conversion.

		Options	Weighted Average Exercise Price
December 31, 2020	Grants outstanding	—	$—
	Grants issued in exchange for options in the Company’s Parent	3,938,491	$6.65
June 30, 2021	Grants outstanding	3,938,491
June 30, 2021	Grants vested	367,615	$6.61
June 30, 2021	Grants unvested	3,570,876	$6.66

2021 Equity Plan

In connection with the IPO, the Company adopted the First Advantage Corporation 2021 Equity Plan. The 2021 Equity Plan is intended to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders. The 2021 Equity Plan provides for the grant of awards of stock options, stock appreciation rights, restricted shares, and restricted stock units, and other equity-based or cash-based awards as determined by the Company’s Compensation Committee. The 2021 Equity Plan has a total of 17,525,000 shares of common stock reserved. The number of reserved shares automatically increases on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030 in an amount equal to the lesser of (x) 2.5% of the total number of shares of common stock outstanding on the last day of the immediately preceding calendar year and (y) a number of shares as determined by the Board of Directors. As of June 30, 2021, 14,257,210 shares were available for issuance under the 2021 Equity Plan.

Stock Options

Stock options issued immediately prior to the IPO under this 2021 Equity Plan vest based on two criteria (50% each): (1) Time — awards vest over five years at a rate of 20% per year; and (2) Performance — awards vest based upon a combination of the five year time vesting, subject to the Company’s investors receiving a targeted money-on-money return. Options issued under the 2021 Equity Plan generally expire ten years after the grant date.

A summary of the option activity under the 2021 Equity Plan for the period from January 1, 2021 to June 30, 2021 (Successor) is as follows:

		Options	Weighted Average Exercise Price
December 31, 2020	Grants outstanding	—	$—
	Grants issued in exchange for options in the Company’s Parent	3,222,790	$15.00
June 30, 2021	Grants outstanding	3,222,790	$15.00
June 30, 2021	Grants vested	343,926	$15.00
June 30, 2021	Grants unvested	2,878,864	$15.00

The fair value for options granted under the 2021 Equity Plan during the period from January 1, 2021 to June 30, 2021 (Successor) was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighed average assumptions:

Options
Expected stock price volatility	38.60%
Risk-free interest rate	1.02%
Expected term (in years)	5.84
Estimated fair-value of the underlying unit	$15.00

Restricted Stock Units

Restricted stock units (“RSU”) issued under the 2021 Equity Plan generally vested over three years at a rate of one-third per year.

A summary of the RSU activity under the 2021 Equity Plan for the period from January 1, 2021 to June 30, 2021 (Successor) is as follows:

		Shares
December 31, 2020	Nonvested RSUs	—
	Granted	45,000
	Vested	—
June 30, 2021	Nonvested RSUs	45,000

Restricted Stock

The following table summarizes the restricted stock issued by the Company. These include grants of unvested Successor profits interests grants that were converted into restricted stock as described above, as well as restricted stock issued to new recipients. The restricted stock granted as a result of the conversion of Successor profits interests retain the vesting attributes (including original service period vesting start date) of the original award.

		Shares
December 31, 2020	Nonvested restricted stock	—
	Grants issued in exchange for unvested profits interests in the Company’s Parent	2,918,084
	Vested	—
June 30, 2021	Nonvested restricted stock	2,918,084

As of June 30, 2021 (Successor), the Company had approximately $35.4 million of unrecognized pre-tax noncash compensation expense, comprised of approximately $10.8 million related to restricted stock agreements, $0.7 million related to restricted stock units, and approximately $23.9 million related to stock options, which the Company expects to recognize over a weighted average period of 3.6 years.

2021 Employee Stock Purchase Plan

On June 25, 2021, in connection with the IPO, the Company adopted the First Advantage Corporation 2021 Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation. During each offering period, there will be one six-month purchase period, which will have the same duration and coincide with the length of the offering period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. There were no stock employee purchase offerings during the three and six months ended June 30, 2021 (Successor) and accordingly no eligible employees were enrolled in the ESPP during the three and six months ended June 30, 2021 (Successor).

Note 11. Equity

Successor

Following the Silver Lake Transaction the Company operated with one class of stock.

During the period from February 1, 2020 through March 31, 2020 (Successor), the Company’s parent received a $50.0 million strategic investment in the Company’s equity by Workday, Inc. This investment was contributed to the Company as a capital contribution.

On June 11, 2021, the Company’s Board of Directors approved and made effective a 1,300,000-for-one stock split of the Company’s common stock and filed an Amended and Restated Certificate of Incorporation, which authorized a total of 1,000,000,000 shares of Common Stock, $0.001 par value per share and 250,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”). The par value per share of common stock remained unchanged at $0.001 per share. Authorized shares were increased from 10,000 shares to 1,000,000,000 shares. The condensed consolidated financial statements and notes give retroactive effect to the stock split for all Successor periods presented. After giving retroactive effect to the stock split, as of December 31, 2020, 130,000,000 shares of common stock were issued and outstanding.

In connection with the IPO, Fastball Holdco, L.P., the Company’s parent, was dissolved and all outstanding Class A LP Units, Class B LP Units, and Class C LP Units of Fastball Holdco, L.P. were exchanged for 130,000,000 shares of the Company’s common stock.

On June 25, 2021, the Company sold 22,856,250 shares of Common Stock in its IPO, including 2,981,250 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at an offering price of $15.00 per share. The Company received aggregate net proceeds of $316.5 million after deducting underwriting discounts and commissions of $22.3 million and other offering expenses of $4.0 million. The Company used a portion of the proceeds to repay $200.0 million of outstanding indebtedness (see Note 6).

As of June 30, 2021, no preferred stock had been issued and 152,856,250 shares of common stock were issued and outstanding.

Predecessor

The Company authorized the issuance of an aggregate of 165,000,000 units consisting of three classes of units as follows: 140,000,000 Class A units, 7,500,000 Class B units, and 17,500,000 Class C units. All units had no par value.

Class A Units — During the Predecessor period, 140,000,000 Class A units were authorized and 138,714,853 units were issued. These units represented the most preferred class of equity and entitled the holders to the return of their capital contributions before amounts were distributed with respect to any other units.

Class B Units — During the Predecessor period, 7,500,000 Class B units were authorized and 1,700,051 units were issued. These units represented common equity in that they provided rights to distributions junior to the A Units. These units reflected an equity interest in the entire company and were used for share-based compensation purposes.

Class C Units — During the Predecessor period, 17,500,000 Class C units were authorized and 9,271,556 units were issued. These units represented common equity in that they provided rights to distributions junior to the A Units. These units represented an equity interest in the entire Company with rights to distributions from earnings generated only by the Company’s screening business. Class C units were used for share-based compensation purposes.

Note 12. Commitments and Contingencies

Except for certain changes to our debt agreements previously discussed in Note 6, there have been no material changes to the Company’s contractual obligations as compared to December 31, 2020 (Successor).

Litigation — The Company is involved in litigation from time to time in the ordinary course of business. At times, the Company, given the nature of its background screening business, could become subject to lawsuits, or potential class action lawsuits, in multiple jurisdictions, related to claims brought primarily by consumers or individuals who were the subject of its screening services.

For all pending matters, the Company believes it has meritorious defenses and intends to defend vigorously or otherwise seek indemnification from other parties as appropriate. However, the Company has recorded a liability of $8.6 million and $8.1 million at June 30, 2021 (Successor) and December 31, 2020 (Successor), respectively, for matters that it believes a loss is both probable and estimable. This is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

In June 2014 and September 2015, two separate class action cases were filed against the Company in the State of California. The two cases are now being coordinated together under a single judge and a settlement agreement has been agreed to, pending final court approval. As a result, the Company has recorded a total liability of $6.3 million for these two cases at June 30, 2021 (Successor) and December 31, 2020 (Successor). This liability represents the Company’s agreed-upon settlement amount and related class action administrative fees. Additionally, the Company maintains liability insurance programs to manage its litigation risks and the Company’s insurers have agreed to a single deductible to be applied to the two cases. As a result, the Company has recorded a total insurance recoverable asset of $2.2 million for these two cases at June 30, 2021 (Successor) and December 31, 2020 (Successor), which represents the portion of the legal settlement and legal fees incurred expected to be recovered from the Company’s insurers. This is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Note 13. Related Party Transactions

Successor

The Company has no material related party transactions.

Predecessor

In the ordinary course of business in the Predecessor period, the Company entered into transactions with related parties, primarily with STG and one of STG’s other investments, Symphony Talent, LLC.

Total expenses recorded and paid to STG, primarily related to healthcare premiums, were $0.0 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). In January 2020, the Company and STG entered into a Termination Agreement, in which all obligations and liabilities under the benefits arrangement were cancelled.

In January 2020, the Company and Symphony Talent, LLC entered into a Debt Forgiveness Agreement in which the Company forgave a loan receivable, including accrued interest and other transaction related receivables, that the Company had previously fully impaired in 2018.

Note 14. Net Income (Loss) Per Share

For the period from January 1, 2020 through January 31, 2020 (Predecessor), the Company had Class B options, Class C options, and Class C profits interests issued under the Predecessor Plan. The potentially dilutive securities outstanding during this period had an anti-dilutive effect and were therefore not included in the calculation of diluted net (loss) per unit for the period. The Company did not have any potentially dilutive securities during the six months ended June 30, 2021 (Successor) and the period from February 1, 2020 through June 30, 2020 (Successor). Basic and diluted net income (loss) per share was calculated as follows:

	Three-Month Period		Six-Month Period

	Successor				Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from February 1, 2020 through June 30, 2020	Period from January 1, 2020 through January 31, 2020
Basic net income (loss) per share	$0.03	$(0.13)	$(0.12)	$(0.29)	n/a
Diluted net income (loss) per share	$0.03	$(0.13)	$(0.12)	$(0.29)	n/a
Numerator:
Net income (loss) (in thousands)	$3,770	$(16,366)	$(15,619)	$(38,180)	n/a
Denominator:
Weighted-average common shares outstanding used in computing basic net income (loss) per share	131,507,005	130,000,000	130,757,666	130,000,000	n/a
Add options and restricted stock units to purchase units	3,861,904	—	—	—	n/a
Weighted-average common shares outstanding used in computing diluted net income (loss) per share	135,368,909	130,000,000	130,757,666	130,000,000	n/a
Basic net (loss) per unit	n/a	n/a	n/a	n/a	$(0.24)
Diluted net (loss) per unit	n/a	n/a	n/a	n/a	$(0.24)
Numerator:
Net (loss)	n/a	n/a	n/a	n/a	$(36,530)
Denominator:			n/a
Weighted-average common shares outstanding used in computing basic net (loss) per unit	n/a	n/a	n/a	n/a	149,686,460
Add options and restricted stock units to purchase units	n/a	n/a	n/a	n/a	—
Weighted-average shares used in computing diluted net (loss) per unit	n/a	n/a	n/a	n/a	149,686,460

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of First Advantage Corporations’ financial condition and results of operations is provided as a supplement to the condensed consolidated financial statements for the three and six months ended June 30, 2021, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, the condensed consolidated financial statements for the three months ended March 31, 2021, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement on Form S-1, originally filed with the SEC on May 28, 2021, as amended (Reg. No. 333-256622).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. In some cases, you can identify these forward-looking statements by the use of words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable,” the negative version of these words, or similar terms and phrases.

These forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Such risks and uncertainties include, but are not limited to, the following: the impact of COVID-19 and related risks on our results of operations, financial position and/or liquidity; our operations in a highly regulated industry and the fact that we are subject to numerous and evolving laws and regulations, including with respect to personal data and data security; our reliance on third-party data providers; negative changes in external events beyond our control, including our customers’ onboarding volumes, economic drivers which are sensitive to macroeconomic cycles, and the COVID-19 pandemic; potential harm to our business, brand and reputation as a result of security breaches, cyber-attacks or the mishandling of personal data; the continued integration of our platforms and solutions with human resource providers such as applicant tracking systems and human capital management systems as well as our relationships with such human resource providers; disruptions, outages or other errors with our technology and network infrastructure, including our data centers, servers and third-party cloud and internet providers and our migration to the cloud; our ability to obtain, maintain, protect and enforce our intellectual property and other proprietary information; our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations; and our Sponsor (Silver Lake Group, L.L.C., together with its affiliates, successors and assignees) controls us and may have interests that conflict with ours or those of our stockholders.

For additional information on these and other factors that could cause First Advantage’s actual results to differ materially from expected results, please see our prospectus, dated June 22, 2021, filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) of the Securities Act of 1933, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. The forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.

Glossary of Selected Terminology

The following terms are used in this Form 10-Q, unless otherwise noted or indicated by the context:

•
“Enterprise customers” means our customers who contribute $500,000 or more to our revenues in a calendar year;
•
“First Advantage,” the “Company,” “we,” “us,” and “our” mean the business of First Advantage
Corporation and its subsidiaries;
•
“pro forma” or “pro forma basis” means giving effect to the Silver Lake Transaction and the related financing, which occurred on January 31, 2020 and is further described below; and
•
“Silver Lake” mean Silver Lake Group, L.L.C., together with its affiliates, successors, and assignees.

Website and Social Media Disclosure

We use our websites (https://fadv.com/ and https://investors.fadv.com/) to distribute company information. The information we post on our website may be deemed material. Accordingly, investors should monitor our website, in addition to following our press releases, filings with the Securities and Exchange Commission (“SEC”) and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about First Advantage when you enroll your email address by visiting the “Email Alerts” section of our website at https://investors.fadv.com/. The contents of our websites and social media channels are not, however, a part of this Quarterly Report on Form 10-Q.

Overview

First Advantage is a leading global provider of technology solutions for screening, verifications, safety, and compliance related to human capital. We deliver innovative solutions and insights that help our customers manage risk and hire the best talent. Enabled by our proprietary technology platform, our products and solutions help companies protect their brands and provide safer environments for their customers and their most important resources: employees, contractors, contingent workers, tenants, and drivers.

Our comprehensive product suite includes Criminal Background Checks, Drug / Health Screening, Extended Workforce Screening, Biometrics & Identity, Education / Work Verifications, Resident Screening, Fleet / Driver Compliance, Executive Screening, Data Analytics, Continuous Monitoring, Social Media Monitoring, and Hiring Tax Incentives. We derive a substantial majority of our revenues from pre-onboarding screening.

We perform screening in over 200 countries and territories, enabling us to serve as a one-stop-shop provider to both multinational companies and growth companies. Our more than 30,000 customers are global enterprises, mid-sized, and small companies, and our products and solutions are used by personnel in recruiting, human resources, risk, compliance, vendor management, safety, and/or security.

Our products are sold both individually and bundled. The First Advantage platform offers flexibility for customers to specify which products to include in their screening package, such as Social Security numbers, criminal records, education and work verifications, sex offender registry, and global sanctions. Generally, our customers order a bundled background screening package or selected combination of screens related to a single individual before they onboard that individual. The type and mix of products and solutions we sell to a customer vary by customer size, their screening requirements and industry vertical. Therefore, order volumes are not comparable across both customers and periods. Pricing can also vary considerably by customer depending on the product mix in their screening packages, order volumes, screening requirements and preferences, pass-through and third-party out of pocket costs, and bundling of products.

We enter into contracts with our customers that are typically three years in length. These contracts set forth the general terms and pricing of our products and solutions, but do not include minimum order volumes or committed order volumes. Accordingly, contracts do not provide any guarantees of future revenues. Due to our contract terms and the nature of the background screening industry, we determined our contract terms for ASC 606 purposes are less than one year. Through our ongoing dialogue with our customers, we have some visibility into their expected future volumes, although these can be difficult to accurately forecast. We typically bill our customers at the end of each month and recognize revenues as completed orders are reported or otherwise made available to our customers. A substantial majority of customer orders are completed the same day they are submitted.

We generated revenues of $174.8 million for the three months ended June 30, 2021 (Successor), as compared to $105.0 million for the three months ended June 30, 2020 (Successor). For the six months ended June 30, 2021 (Successor), we generated revenues of $306.9 million, as compared to $215.8 million for the six months ended June 30, 2020, on a pro forma basis to give effect to the Silver Lake Transaction. These increases were driven by the improvement in the overall economy and hiring market, as well as the addition of a number of large new customers, upselling and cross-selling existing customers, and strong, broad-based demand across our existing customer base. Approximately 85% of our 2021 revenues for the six months ended June 30, 2021, was generated in North America, predominantly in the U.S., with the remaining 15% generated in EMEA, APAC, and India. Our revenue contribution outside of North America increased as a result of the UK screening business acquisition which closed on March 31, 2021. Other than the United States, no single country accounted for 10% or more of our total revenues during the three and six months ended June 30, 2021 (Successor). Please refer to “Results of Operations” for further details.

Basis of Presentation

On January 31, 2020, Silver Lake acquired substantially all of the equity interests of the Company from Symphony Technology Group (“STG”) pursuant to an Agreement and Plan of Merger, dated as of November 19, 2019 (the “Silver Lake Transaction”). For the purposes of the consolidated financial data included in this Form 10-Q, periods on or prior to January 31, 2020 reflect the financial position, results of operations, and cash flows of the Company and its consolidated subsidiaries prior to the Silver Lake Transaction, referred to herein as the Predecessor, and periods beginning after January 31, 2020 reflect the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries as a result of the Silver Lake Transaction, referred to herein as the Successor. As a result of the Silver Lake Transaction, the results of operations and financial position of the Predecessor and Successor are not directly comparable.

To facilitate comparability across periods, we have presented in this “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section certain financial information on a pro forma basis, giving pro forma effect to the Silver Lake Transaction as if it had occurred on January 1, 2020. Please refer to “Results of Operations” for further details.

Numerical figures included in this Form 10-Q have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

We have one operating segment.

Seasonality

We experience seasonality with respect to certain customer industries as a result of fluctuations in hiring volumes and other economic activity. For example, pre-onboarding revenues generated from our customers in the retail and transportation industries are historically highest during the September through November months leading up to the holiday season and lowest at the beginning of the first quarter following the holiday season. Certain customers across various industries also historically ramp up their hiring throughout the first half of the year as winter concludes, commercial activity tied to outdoor activities increases, and the school year ends giving rise to student and graduate hiring. In addition, apartment rental activity and associated screening activity typically declines in the fourth quarter heading into the holiday season. We expect that further growth in e-commerce, the continued digital transformation of the economy, and other economic forces including the COVID-19 pandemic may impact seasonality, but we are unable to predict these potential shifts and how our business may be impacted.

Recent Developments

Initial Public Offering

On June 25, 2021, the Company completed its IPO in which it sold 22,856,250 shares of its common stock, including 2,981,250 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, $0.001 par value per share (the “Common Stock”) at an offering price of $15.00 per share, resulting in net proceeds to us of $316.5 million, after deducting the underwriting discount of $22.3 million and offering expenses of $4.0 million, $3.0 million of which was not paid as of June 30, 2021. Additionally, certain existing stockholders sold an aggregate of 6,468,750 shares, including 843,750 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares.

COVID-19

In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic and the ensuing actions that various governments have taken in response have created significant worldwide uncertainty, volatility, and economic disruption and has had significant and unpredictable impacts on global labor markets. U.S. total private hiring volumes declined significantly at the beginning of the COVID-19 pandemic as many companies quickly reduced hiring amid related uncertainty. The U.S. unemployment rate spiked to 15% in April 2020, reflecting its highest rate since the Great Depression. Certain of our existing customers reduced headcount, furloughed employees, implemented hiring freezes, and reduced flexible workforces due to declining business conditions which decreased their spending on background screening. Certain sectors such as travel, dining, and non-essential retail, were especially impacted.

We believe providers with large exposure to apparel, airline, hotel, in-person food & beverage, and SMB customers were heavily impacted during 2020 after COVID-19 driven lockdowns and other measures were taken. There were varying degrees of recovery across these sectors in 2020. First Advantage’s revenues declined approximately 14% year-over-year in the second quarter of 2020 as customers reduced order volumes at the onset of the pandemic. In particular, we saw greater revenue declines among our international customers. In response, we enacted hiring reductions, reduced flexible labor, and took other precautionary cost actions. We quickly mobilized our global operations to transition to a work-from-home model and prioritized our order processing capacity to meet the volume demands of customers that still had strong hiring volume. For a short period of time at the onset of the pandemic, we experienced operational disruptions due to court closures and unavailability of certain data sources that resulted in longer turnaround times and depending on our customers’ preferences, delayed or required modification of customer deliverables. We also incurred incremental costs of approximately $0.9 million in 2020 and $0.1 million in the six months ended June 30, 2021 in connection with the COVID-19 pandemic, including costs related to furloughs and severance, increased overtime, and personal protective equipment.

Despite the pandemic and high U.S. unemployment rates, our business recovered in the third quarter of 2020. Our performance was driven by our focus on and strength with Enterprise customers in diverse and durable sectors such as e-commerce, essential retail, transportation and home delivery, and new customer wins. We were also nimble in launching new products in response to COVID-19, such as virtual drug testing.

We believe that a continued economic rebound will help drive strong hiring volumes and demand globally in 2021 and that we will continue to experience strong demand from our existing customers. We also expect that over time as the COVID-19 pandemic abates, demand from our international customers and our customers in heavily impacted sectors will return to more normalized levels. However, the duration and severity of the COVID-19 pandemic and the long-term effects the pandemic will have on our customers and general economic conditions remains uncertain and difficult to predict.

Recently Issued Accounting Standards

See Note 2 to the condensed consolidated financial statements for disclosure of the impact that recent accounting pronouncements may have on the condensed consolidated financial statements.

Components of our Results of Operations

Revenues

The Company derives revenues from a variety of screening and adjacent products that cover phases from pre-onboarding screening to post-onboarding screening after the employee, extended worker, driver, or volunteer has been onboarded. We generally classify our products and solutions into three major categories: pre-onboarding, post-onboarding, and adjacent products, each of which is enabled by our technology platform, proprietary databases, and data analytics capabilities. Pre-onboarding products, which comprise the substantial majority of our revenues, are comprised of an extensive array of products that customers typically utilize to enhance their evaluation process and ensure compliance with their onboarding criteria from the time a job or other application is submitted to an applicant’s successful onboarding. Post-onboarding products are comprised of continuous monitoring and re-screening solutions to help our customers keep their end customers, workforces, and other stakeholders safe, productive, and compliant. Adjacent products include products that complement our pre-onboarding and post-onboarding solutions such as fleet / vehicle compliance, tax credits and incentives, resident / tenant screening, and investigative screening.

Our suite of products is available individually or through bundled solutions that can be configured and tailored according to our customers’ needs. We typically bill our customers at the end of each month and recognize revenues after completed orders are reported or otherwise made available to our customers. A substantial majority of customer orders are completed the same day they are submitted. We similarly recognize revenues for other products as customers receive and consume the benefits of the products and solutions delivered.

Operating Expenses

We incur the following expenses related to our cost of revenues and operating expenses:

•
Cost of Services: Consists of amounts paid to third parties for access to government records, other third-party data and services, and our internal processing fulfillment and customer care functions. In addition, cost of services include expenses from our drug screening lab and collection site network as well as our court runner network. Third-party cost of services are largely variable in nature and are typically invoiced to our customers as direct pass-through costs. Cost of services also includes our salaries and benefits expense for personnel involved in the processing and fulfilment of our screening products and solutions, as well as our customer care organization and robotics process automation implementation team. Other costs included in cost of services include an allocation of certain overhead costs for our revenue-generating products and solutions, primarily consisting of certain facility costs and administrative services allocated by headcount or another related metric. We do not allocate depreciation and amortization to cost of services.
•
Product and Technology Expense: Consists of salaries and benefits of personnel involved in the maintenance of our technology platform and its integrations and APIs, product marketing, management of our network and infrastructure capabilities, and maintenance of our information security and business continuity functions. A portion of the personnel costs, are related to the development of new products and features that are primarily developed through Agile methodologies. These costs are partially capitalized, and therefore, are partially reflected as amortization expense within the depreciation and amortization cost line item. Product and technology expense also includes third-party costs related to our cloud computing services, software licensing and maintenance, telecommunications, and other data processing functions. We do not allocate depreciation and amortization to product and technology expense.
•
Selling, General, and Administrative Expense: Consists of sales, customer success, marketing, and general and administrative expenses. Sales, customer success, and marketing consists primarily of employee compensation such as salaries, bonuses, sales commissions, stock-based compensation, and other employee benefits for our verticalized Sales and Customer Success teams. General and administrative expenses include travel expenses and various corporate functions including finance, human resources, legal, and other administrative roles, in addition to certain professional service fees incurred while preparing for our IPO. We expect our selling, general, and administrative expenses to increase in the short-term, primarily as a result of additional public company related reporting and compliance costs. Over the long-term, we expect our selling, general, and administrative expenses to decrease as a percentage of revenues as we leverage our past investments.

•
Depreciation and Amortization: Property and equipment consisting mainly of capitalized software costs, furniture, hardware, and leasehold improvements are depreciated or amortized and reflected as operating expenses. We also amortize the capitalized costs of finite-life intangible assets acquired in connection with the Silver Lake Transaction and other business combinations. The comparability of our operating expenses over time is affected by the increased depreciation and amortization recorded as a result of applying purchase accounting at the time of the Silver Lake Transaction.

We have a flexible cost structure that allows our business to adjust quickly to the impacts of macroeconomic events and scale to meet the needs of large new customers. Operating expenses are influenced by the amount of revenue and mix of customers that contribute to our revenues for any given period. As revenues grow, we would generally expect cost of services to grow in a similar fashion, albeit influenced by the effects of automation, productivity, and other efficiency initiatives as well as customer and product mix shifts. We regularly review expenses and investments in the context of revenue growth and any shifts we see in cost of services in order to align with our overall financial objectives. While we expect operating expenses to increase in absolute dollars to support our continued growth, we believe that operating expenses will decline gradually as a percentage of total revenues in the future as our business grows and our operating efficiency improves.

Other Expense

Our other expense consists of the following:

•
Interest Expense: Relates primarily to our debt service costs and, to a lesser extent, the interest-related expenses of our interest rate swaps and the interest on our capital lease obligations. Additionally, interest expense includes the amortization of deferred financing costs.
•
Interest Income: We earn interest income on our cash and cash equivalent balances held in interest-bearing accounts. We also earn interest income on our short-term investments which are fixed-time deposits having a maturity date within twelve months.
•
Loss on Extinguishment of Debt: Reflects losses on the extinguishment of certain debt.
•
Transaction Expenses, Change in Control: Includes transaction expenses related to the change of control resulting from the Silver Lake Transaction as well as transaction costs related to other business combinations completed as part of our historic business combinations.

Provision for Income Taxes

Consists of domestic and foreign corporate income taxes related to earnings from our sale of services, with statutory tax rates that differ by jurisdiction. Our effective tax rate may be affected by many factors including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, shifts in the allocation of income earned throughout the world, and changes in overall levels of income before tax. Specifically, the results of the 2020 U.S. presidential election could lead to changes in tax laws that could negatively impact our effective tax rate. President Biden has proposed an increase in the U.S. corporate income tax rate from 21% to 28%, doubling the rate of tax on certain earnings of foreign subsidiaries, and a 15% minimum tax on worldwide book income, which together would increase our effective tax rate.

Results of Operations

The comparability of our operating results for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was impacted by our accounting for the Silver Lake Transaction. The period from January 1, 2020 through January 31, 2020 relate to the Predecessor and the period from February 1, 2020 through June 30, 2020 relate to the Successor. To facilitate comparability of the six months ended June 30, 2021 to the six months ended June 30, 2020, below we present the combination of consolidated results from January 1, 2020 to June 30, 2020, comprising the Successor consolidated results from February 1, 2020 to June 30, 2020, the Predecessor consolidated results for the period from January 1, 2020 to January 31, 2020 and certain pro forma adjustments that give effect to the Silver Lake Transaction and the related refinancing as if it had occurred on January 1, 2020 (pro forma results for the six months ended June 30, 2020). The pro forma information below has been prepared on a basis consistent with Article 11 of Regulation S-X, but does not constitute Article 11 pro forma information because it only presents the pro forma six months ended June 30, 2020, reflecting the Silver Lake Transaction and the related refinancing as if they had occurred as of January 1, 2020. We present the pro forma six months ended June 30, 2020, to facilitate comparability with the results for the Successor six months ended June 30, 2020. The information contained below should be read in conjunction with our accompanying historical condensed consolidated financial statements and the related notes.

Comparison of Results of Operations for the three months ended June 30, 2021 (Successor) and June 30, 2020 (Successor) and the six months ended June 30, 2021 (Successor) compared to the Period from February 1, 2020 through June 30, 2020 (Successor) and the Period from January 1, 2020 through January 31, 2020 (Predecessor)

	Three-Month Period		Six-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from February 1, 2020 through June 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Six Months Ended June 30, 2020	Pro Forma Six Months Ended June 30, 2020
Revenues	$174,826	$104,993	$306,896	$179,047	$36,785	$—	$215,832

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	84,868	52,404	150,813	89,220	20,265	—	109,485
Product and technology expense	11,680	7,205	22,233	12,152	3,189	—	15,341
Selling, general, and administrative expense	25,075	15,014	49,053	27,299	11,235	—	38,534
Depreciation and amortization (a)	35,918	36,572	70,681	61,059	2,105	9,083	72,247
Total operating expenses	157,541	111,195	292,780	189,730	36,794	9,083	235,607
Income (loss) from operations	17,285	(6,202)	14,116	(10,683)	(9)	(9,083)	(19,775)

Other Expense:
Interest expense (b)	10,467	13,816	17,281	26,699	4,514	394	31,607
Interest income	(15)	(153)	(112)	(206)	(25)	—	(231)
Loss on extinguishment of debt (c)	—	—	13,938	—	10,533	(10,533)	—
Transaction expenses, change in control (d)	—	—	—	9,423	22,370	(22,370)	9,423
Total other expense	10,452	13,663	31,107	35,916	37,392	(32,509)	40,799
Income (loss) before provision for income taxes	6,833	(19,865)	(16,991)	(46,599)	(37,401)	23,426	(60,574)
Provision (benefit) for income taxes (e)	3,063	(3,499)	(1,372)	(8,419)	(871)	6,021	(3,269)
Net income (loss)	$3,770	$(16,366)	$(15,619)	$(38,180)	$(36,530)	$17,405	$(57,305)
Net income (loss) margin	2.2%	(15.6)%	(5.1)%	(21.3)%	(99.3)%	—	(26.6)%

(a)
Refer to Note 2(a) in the Notes to the Unaudited Supplemental Pro Forma Financial Information Presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations
(b)
Refer to Note 2(c) in the Notes to the Unaudited Supplemental Pro Forma Financial Information Presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations
(c)
Refer to Note 2(d) in the Notes to the Unaudited Supplemental Pro Forma Financial Information Presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations
(d)
Refer to Note 2(b) in the Notes to the Unaudited Supplemental Pro Forma Financial Information Presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations
(e)
Refer to Note 2(e) in the Notes to the Unaudited Supplemental Pro Forma Financial Information Presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues

	Three-Month Period		Six-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from February 1, 2020 through June 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Six Months Ended June 30, 2020	Pro Forma Six Months Ended June 30, 2020
Revenues	$174,826	$104,993	$306,896	$179,047	$36,785	$—	$215,832

Revenues were $174.8 million for the three months ended June 30, 2021 (Successor), compared to $105.0 million for the three months ended June 30, 2020 (Successor). Revenue for the three months ended June 30, 2021 (Successor) increased by $69.8 million, or 66.5%, compared to the three months ended June 30, 2020 (Successor).

The increase in revenues was primarily due to:

•
a net increase of $49.3 million in existing customer revenues, primarily driven by a strong, broad-based recovery in demand as compared to the second quarter of 2020 which was the most impacted period as a result of the COVID-19 pandemic, increased revenue growth in key verticals and geographies, and on-going strength in upselling and cross-selling. These existing customer increases were minimally offset by the impact of lost accounts,
•
increased revenues of $13.4 million attributable to new customers, and
•
increased revenues of $7.1 million attributable to our acquisition.

Revenues were $306.9 million for the six months ended June 30, 2021 (Successor), compared to $179.0 million for the period from February 1, 2020 through June 30, 2020 (Successor) and $36.8 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). Revenue for the six months ended June 30, 2021 (Successor) increased by $91.1 million, or 42.2%, compared to the six months ended June 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction.

The increase in revenues was primarily driven by:

•
a net increase of $60.0 million in existing customer revenues, primarily driven by a strong, broad-based recovery in demand as compared to the second quarter of 2020 which was the most impacted period as a result of the COVID-19 pandemic, increased revenue growth in key verticals and geographies, and on-going strength in upselling and cross-selling. These existing customer increases were minimally offset by the impact of lost accounts,
•
increased revenues of $24.0 million attributable to new customers, and
•
increased revenues of $7.1 million attributable to our acquisition.

The Company experienced high demand among certain Enterprise customers in the essential retail, e-commerce, and transportation and home delivery verticals, particularly in the second half of 2020 and first half of 2021. Pricing was relatively stable across the periods.

Cost of Services

	Three-Month Period		Six-Month Period

	Successor				Predecessor
(in thousands, except percentages)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from February 1, 2020 through June 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Six Months Ended June 30, 2020	Pro Forma Six Months Ended June 30, 2020
Revenues	$174,826	$104,993	$306,896	$179,047	$36,785	$—	$215,832
Cost of services	84,868	52,404	150,813	89,220	20,265	—	109,485
Cost of services as a % of revenue	48.5%	49.9%	49.1%	49.8%	55.1%	—	50.7%

Cost of services was $84.9 million for the three months ended June 30, 2021 (Successor), compared to $52.4 million for the three months ended June 30, 2020 (Successor). Cost of services for the three months ended June 30, 2021 (Successor) increased by $32.5 million, or 61.9%, compared to the three months ended June 30, 2020 (Successor).

The increase in cost of services was primarily due to:

•
an increase in variable third-party data expenses of $27.4 million as a direct result of increased revenues, and
•
a $4.7 million increase in personnel related expenses in our operations and customer service functions as a result of additional operational support headcount to enable the Company’s high levels of revenue growth. This increase is further impacted by the COVID-19 related staffing and benefit expense reduction actions taken in the second quarter of 2020 that did not continue into 2021.

Cost of services as a percentage of revenues was 48.5% for the three months ended June 30, 2021 (Successor), compared to 49.9% for the three months ended June 30, 2020 (Successor). The Company was able to continue to improve cost of services leverage in the second quarter of 2021 as a result of operating efficiencies and robotic process automation which helped control personnel expenses. We also had reduced travel costs as a result of COVID-19 related restrictions.

Cost of services was $150.8 million for the six months ended June 30, 2021 (Successor), compared to $89.2 million for the period from February 1, 2020 through June 30, 2020 (Successor) and $20.3 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). Cost of services for the six months ended June 30, 2021 (Successor) increased by $41.3 million, or 37.7%, compared to the six months ended June 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction.

The increase in cost of services was primarily due to:

•
an increase in variable third-party data expenses of $35.2 million as a direct result of increased revenues,
•
a $4.5 million increase in personnel related expenses in our operations and customer service functions as a result of additional operational support headcount to enable the Company’s high levels of revenue growth, particularly in the second quarter of 2021. This increase is further impacted by the COVID-19 related staffing and benefit expense reduction actions taken in the second quarter of 2020 that did not continue into 2021, and
•
foreign currency exchange losses of $1.0 million due to the impact of foreign exchange rate volatility.

The increase in cost of services was partially offset by:

•
a $0.4 million decrease in travel-related expenses due to COVID-19 related restrictions.

Cost of services as a percentage of revenues was 49.1% for the six months ended June 30, 2021 (Successor), compared to 49.8% for the period from February 1, 2020 through June 30, 2020 (Successor) and 55.1% for the period from January 1, 2020 through January 31, 2020 (Predecessor). The Company was able to continue to improve cost of services leverage in the first half of 2021 as a result of operating efficiencies and robotic process automation which helped control personnel expenses. We also had reduced travel costs as a result of COVID-19 related restrictions.

Product and Technology Expense

	Three-Month Period		Six-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from February 1, 2020 through June 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Six Months Ended June 30, 2020	Pro Forma Six Months Ended June 30, 2020
Product and technology expense	$11,680	$7,205	$22,233	$12,152	$3,189	$—	$15,341

Product and technology expense was $11.7 million for the three months ended June 30, 2021 (Successor), compared to $7.2 million for the three months ended June 30, 2020 (Successor). Product and technology expense for the three months ended June 30, 2021 (Successor) increased by $4.5 million, or 62.1%, compared to the three months ended June 30, 2020 (Successor).

The increase in product and technology expense was primarily due to:

•
a $3.3 million increase in personnel-related expenses as a result of additional investments made to enhance our product, solutions, and technology platform, and
•
a $0.8 million increase in software licensing related expenses.

Product and technology expense was $22.2 million for the six months ended June 30, 2021 (Successor), compared to $12.2 million period from February 1, 2020 through June 30, 2020 (Successor) and $3.2 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). Product and technology expense for the six months ended June 30, 2021 (Successor) increased by $6.9 million, or 44.9%, compared to the six months ended June 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction.

The increase in product and technology expense was primarily due to:

•
a $4.8 million increase in personnel-related expenses as a result of additional investments made to enhance our product, solutions, and technology platform, and
•
a $2.0 million increase in software licensing expenses.

Selling, General, and Administrative Expense

	Three-Month Period		Six-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from February 1, 2020 through June 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Six Months Ended June 30, 2020	Pro Forma Six Months Ended June 30, 2020
Selling, general, and administrative expense	$25,075	$15,014	$49,053	$27,299	$11,235	$—	$38,534

Selling, general, and administrative expense was $25.1 million for the three months ended June 30, 2021 (Successor), compared to $15.0 million for the three months ended June 30, 2020 (Successor). Selling, general, and administrative expense for the three months ended June 30, 2021 (Successor) increased by $10.1 million, or 67.0%, compared to the three months ended June 30, 2020 (Successor).

Selling, general, and administrative expense increased primarily due to:

•
a $3.1 million increase in commissions and bonus related expenses due to the Company’s improved operating results in 2021,
•
a $2.1 million increase in stock-based compensation expenses as a result of performance related vesting as a result of the IPO and incremental awards granted in conjunction with the Company’s IPO,
•
a $1.8 million increase in personnel related expenses primarily due to COVID-19 related staffing and benefit expense reduction actions taken in the second quarter of 2020 that did not continue into 2021,
•
a $0.6 million increase in legal expenses (see Note 12 to the condensed consolidated financial statements), and
•
a number of other corporate expenses that increased primarily as a result of the IPO and COVID-19 related expense reductions in the second quarter of 2020 that did not continue into 2021.

Selling, general, and administrative expense was $49.1 million for the six months ended June 30, 2021 (Successor), compared to $27.3 million for the period from February 1, 2020 through June 30, 2020 (Successor) and $11.2 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). Selling, general, and administrative expense for the six months ended June 30, 2021 (Successor) increased by $10.5 million, or 27.3%, compared to the six months ended June 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction.

Selling, general, and administrative expense increased primarily due to:

•
a $4.1 million increase in commissions and bonus related expenses due to the Company’s improved operating results in 2021,
•
a $4.0 million increase in professional service fees incurred related to the Company’s IPO,
•
a $1.6 million increase in personnel related expenses primarily due to COVID-19 related staffing and benefit expense reduction actions taken in the second quarter of 2020 that did not continue into 2021,
•
a $1.1 million increase in legal expenses (see Note 12 to the condensed consolidated financial statements), and
•
a number of other corporate expenses that increased primarily as a result of the IPO and COVID-19 related expense reductions in the second quarter of 2020 that did not continue into 2021.

The increase in selling, general, and administrative expense was partially offset by:

•
a $1.5 million decrease in stock-based compensation expenses primarily as a result of accelerated vesting related to the Silver Lake Transaction that did not reoccur in 2021, offset by an increase in stock-based compensation expenses as a result of performance related vesting as a result of the IPO and incremental awards granted in conjunction with the Company’s IPO.

Depreciation and Amortization

	Three-Month Period		Six-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from February 1, 2020 through June 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Six Months Ended June 30, 2020	Pro Forma Six Months Ended June 30, 2020
Depreciation and amortization	$35,918	$36,572	$70,681	$61,059	$2,105	$9,083	$72,247

Depreciation and amortization was $35.9 million for the three months ended June 30, 2021 (Successor), compared to $36.6 million for the three months ended June 30, 2020 (Successor). Depreciation and amortization for the three months ended June 30, 2021 (Successor) decreased by $0.7 million, or 1.8%, compared to the three months ended June 30, 2020 (Successor). This decrease was primarily due to the impact of the step up in fair value of property and equipment and intangible assets as a result of the application of purchase accounting related to the Silver Lake Transaction, of which the intangible asset amortization is accelerated based on the relative projected discounted cash flows. This decrease was partially offset by increases in depreciation related to assets placed in service during the three months ended June 30, 2021 (Successor).

Depreciation and amortization was $70.7 million for the six months ended June 30, 2021 (Successor), compared to $61.1 million for the period from February 1, 2020 through June 30, 2020 (Successor) and $2.1 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). Depreciation and amortization for the six months ended June 30, 2021 (Successor) decreased by $1.6 million, or 2.2%, compared to the six months ended June 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction. This decrease was primarily due to the impact of the step up in fair value of property and equipment and intangible assets as a result of the application of purchase accounting related to the Silver Lake Transaction, of which the intangible asset amortization is accelerated based on the relative projected discounted cash flows. This decrease was partially offset by increases in depreciation related to assets placed in service during the six months ended June 30, 2021 (Successor).

Interest Expense

	Three-Month Period		Six-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from February 1, 2020 through June 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Six Months Ended June 30, 2020	Pro Forma Six Months Ended June 30, 2020
Interest expense	$10,467	$13,816	$17,281	$26,699	$4,514	$394	$31,607

Interest expense was $10.5 million for the three months ended June 30, 2021 (Successor), compared to $13.8 million for the three months ended June 30, 2020 (Successor). Interest expense for the three months ended June 30, 2021 (Successor) decreased by $3.3 million, or 24.2%, compared to the three months ended June 30, 2020 (Successor).

The decrease was primarily due to the impact of the Company’s February 2021 refinancing of the Successor First Lien Credit Facility and early repayment of the Successor Second Lien Credit Facility, resulting in interest rate savings due to lower principal and more favorable interest rate margins. This decrease was partially offset by a one-time increase in interest expense associated with the repayment of $200.0 million of the Successor First Lien Credit Facility, in conjunction with the Company's IPO, resulting in accelerated amortization of the related deferred financing costs.

Interest expense was $17.3 million for the six months ended June 30, 2021 (Successor), compared to $26.7 million for the period from February 1, 2020 through June 30, 2020 (Successor) and $4.5 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). Interest expense for the six months ended June 30, 2021 (Successor) decreased by $14.3 million, or 45.3%, compared to the six months ended June 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction.

This decrease in interest expense for the six months ended June 30, 2021 (Successor), compared to the period from February 1, 2020 through June 30, 2020 (Successor) and for the period from January 1, 2020 through January 31, 2020 (Predecessor) was primarily due to the impact of the Company’s February 2021 refinancing of the Successor First Lien Credit Facility and early repayment of the Successor Second Lien Credit Facility, resulting in interest rate savings due to lower principal and more favorable interest rate margins. This decrease was partially offset by a one-time increase in interest expense associated with the repayment of $200.0 million of the Successor First Lien Credit Facility, in conjunction with the Company’s IPO, resulting in accelerated amortization of the related deferred financing costs.

Interest Income

	Three-Month Period		Six-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from February 1, 2020 through June 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Six Months Ended June 30, 2020	Pro Forma Six Months Ended June 30, 2020
Interest income	$(15)	$(153)	$(112)	$(206)	$(25)	$—	$(231)

Interest income was $0.0 million for the three months ended June 30, 2021 (Successor), compared to $0.2 million for the three months ended June 30, 2020 (Successor). Interest income for the three months ended June 30, 2021 (Successor) decreased by $0.1 million, or 90.2%, compared to the three months ended June 30, 2020 (Successor).

Interest income was $0.1 million for the six months ended June 30, 2021 (Successor), compared to $0.2 million for the period from February 1, 2020 through June 30, 2020 (Successor) and $0.0 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). Interest income for the six months ended June 30, 2021 (Successor) decreased by $0.1 million, or 51.5%, compared to the six months ended June 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction.

Interest income decreases were primarily due to general decreases in interest rates.

Loss on Extinguishment of Debt

	Three-Month Period		Six-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from February 1, 2020 through June 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Six Months Ended June 30, 2020	Pro Forma Six Months Ended June 30, 2020
Loss on extinguishment of debt	$—	$—	$13,938	$—	$10,533	$(10,533)	$—

Loss on extinguishment of debt for the six months ended June 30, 2021 (Successor) relates to expenses stemming from the write-off of debt issuance costs associated with the February 2021 refinancing of the Successor First Lien Credit Facility and early repayment of the Successor Second Lien Credit Facility.

Loss on extinguishment of debt for the period from January 1, 2020 through January 31, 2020 (Predecessor), relates to expenses stemming from the write-off of debt issuance costs as a result of prepayment of the Company’s outstanding debt obligations in connection with the Silver Lake Transaction.

Transaction Expenses, Change in Control

	Three-Month Period		Six-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from February 1, 2020 through June 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Six Months Ended June 30, 2020	Pro Forma Six Months Ended June 30, 2020
Transaction expenses, change in control	$—	$—	$—	$9,423	$22,370	$(22,370)	$9,423

Transaction expenses, change in control relate solely to costs relating to the Silver Lake Transaction that are recorded on our books and are therefore only included in our results of operations for the period from February 1, 2020 through June 30, 2020 (Successor) and for the period from January 1, 2020 through January 31, 2020 (Predecessor).

Provision for Income Taxes

	Three-Month Period		Six-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from February 1, 2020 through June 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Six Months Ended June 30, 2020	Pro Forma Six Months Ended June 30, 2020
Provision (benefit) for income taxes	$3,063	$(3,499)	$(1,372)	$(8,419)	$(871)	$6,021	$(3,269)

Our provision for income taxes was $3.1 million for the three months ended June 30, 2021 (Successor), compared to a (benefit) for income taxes of $(3.5) million for the three months ended June 30, 2020 (Successor). Our provision for income taxes for the three months ended June 30, 2021 (Successor) increased by $6.6 million, or (187.5)%, compared to the three months ended June 30, 2020 (Successor).

The increase in our provision for income taxes was primarily due to the additional income tax expense incurred associated with the UK deferred tax liability established on the acquired identifiable intangibles after the Silver Lake Transaction as a result of UK corporate tax rate change and increased foreign tax expense incurred during the three months ended June 30, 2021 (Successor) related to increases in taxable income in various jurisdictions.

Our (benefit) for income taxes was $(1.4) million for the six months ended June 30, 2021 (Successor), compared to $(8.4) million for the period from February 1, 2020 through June 30, 2020 (Successor) and $(0.9) million for the period from January 1, 2020 through January 31, 2020 (Predecessor). Our (benefit) for income taxes for the six months ended June 30, 2021 (Successor) decreased by $1.9 million, or (58.0)%, compared to the six months ended June 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction.

The decrease of the (benefit) for income taxes was primarily due to the reversal of our valuation allowance after the Silver Lake Transaction during the period from February 1, 2020 through June 30, 2020 (Successor), the additional tax expense incurred associated with an increase to UK deferred tax liabilities due to an increase in the UK corporate tax rate and increased foreign tax expense incurred as a result of taxable income increase in certain jurisdictions during the six months ended June 30, 2021 (Successor).

Net Income (Loss) and Net Income (Loss) Margin

	Three-Month Period		Six-Month Period

	Successor				Predecessor
(in thousands, except percentages)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from February 1, 2020 through June 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Six Months Ended June 30, 2020	Pro Forma Six Months Ended June 30, 2020
Net income (loss)	$3,770	$(16,366)	$(15,619)	$(38,180)	$(36,530)	$17,405	$(57,305)
Net income (loss) margin	2.2%	(15.6)%	(5.1)%	(21.3)%	(99.3)%	—	(26.6)%

Net income was $3.8 million for the three months ended June 30, 2021 (Successor), compared to a net (loss) of $(16.4) million for the three months ended June 30, 2020 (Successor). Net income for the three months ended June 30, 2021 (Successor) increased by $20.1 million, or 123.0%, compared to the three months ended June 30, 2020 (Successor).

Net income (loss) margin was 2.2% for the three months ended June 30, 2021 (Successor), compared to (15.6)% the three months ended June 30, 2020 (Successor).

The improvement in our net income (loss) margin is attributable to our ability to leverage operating efficiencies to control our overall expenses while increasing revenue and reduction in interest expense as a result of the February 2021 refinancing.

Net (loss) was $(15.6) million for the six months ended June 30, 2021 (Successor), compared to $(38.2) million for the period from February 1, 2020 through June 30, 2020 (Successor) and $(36.5) million for the period from January 1, 2020 through January 31, 2020 (Predecessor). Net (loss) for the six months ended June 30, 2021 (Successor) decreased by $41.7 million, or 72.7%, compared to the six months ended June 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction, due to the factors described above.

Net income (loss) margin was (5.1)% for the six months ended June 30, 2021 (Successor), compared to (21.3)% for the period from February 1, 2020 through June 30, 2020 (Successor) and (99.3)% for the period from January 1, 2020 through January 31, 2020 (Predecessor). Net income (loss) margin for the six months ended June 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction, was (26.6)%.

The improvement in our net income (loss) margin is attributable to our ability to leverage operating efficiencies to control our overall expenses while increasing revenue and reduction in interest expense as a result of the February 2021 refinancing.

  Key Operating and Financial Metrics

In addition to our results determined in accordance with GAAP, we believe certain measures are useful in evaluating our operating performance. Management believes these non-GAAP measures are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate, and capital investments. Management uses Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Adjusted Diluted Earnings Per Share to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation, and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

The presentations of these measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, the presentations of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income before interest, taxes, depreciation, and amortization, and as further adjusted for loss on extinguishment of debt, share-based compensation, transaction and acquisition-related charges, integration and restructuring charges, and other non-cash charges. We exclude the impact of share-based compensation because it is a non-cash expense and we believe that excluding this item provides meaningful supplemental information regarding performance and ongoing cash generation potential. We exclude loss on extinguishment of debt, transaction and acquisition related charges, integration and restructuring charges, and other charges because such expenses are episodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis.

Adjusted EBITDA was $56.3 million for the three months ended June 30, 2021 (Successor) and represented an Adjusted EBITDA Margin of 32%. Adjusted EBITDA was $92.9 million for the six months ended June 30, 2021 (Successor) and represented an Adjusted EBITDA Margin of 30%. Adjusted EBITDA for the three months ended June 30, 2021 (Successor) increased by $24.7 million, or 78%, compared to the three months ended June 30, 2020 (Successor).

Adjusted EBITDA was $31.7 million for the three months ended June 30, 2020 (Successor) and represented an Adjusted EBITDA Margin of 30%. Adjusted EBITDA was $51.8 million and $7.0 million for the period from February 1, 2020 through June 30, 2020 (Successor) and the period January 1, 2020 through January 31, 2020 (Predecessor), respectively. This represented an Adjusted EBITDA Margin of 29% and 19% for the period from February 1, 2020 through June 30, 2020 (Successor) and the period January 1, 2020 through January 31, 2020 (Predecessor), respectively. On a pro forma basis after giving effect to the Silver Lake Transaction, Adjusted EBITDA was $58.9 million for the six months ended June 30, 2020 and represented an Adjusted EBITDA Margin of 27%. Adjusted EBITDA for the six months ended June 30, 2021 (Successor) increased by $34.0 million, or 58%, compared to the six months ended June 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction.

Growth in Adjusted EBITDA was driven primarily from revenue growth attributed to new and existing customers and margin expansion attributed to increased automation, cost discipline, and operating leverage.

The following table presents a reconciliation of Adjusted EBITDA for the periods presented. For a discussion of pro forma adjustments, see “Notes to the Unaudited Supplemental Pro Forma Financial Information Presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three-Month Period		Six-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from February 1, 2020 through June 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Six Months Ended June 30, 2020	Pro Forma Six Months Ended June 30, 2020
Net income (loss)	$3,770	$(16,366)	$(15,619)	$(38,180)	$(36,530)	$17,405	$(57,305)
Interest expense, net	10,452	13,663	17,169	26,493	4,489	394	31,376
Provision for income taxes	3,063	(3,499)	(1,372)	(8,419)	(871)	6,021	(3,269)
Depreciation and amortization	35,918	36,572	70,681	61,059	2,105	9,083	72,247
Loss on extinguishment of debt	—	—	13,938	—	10,533	(10,533)	—
Share-based compensation	2,664	520	3,226	801	3,976	—	4,777
Transaction and acquisition-related charges (a)	382	76	4,366	9,522	22,840	(22,370)	9,992
Integration and restructuring charges(b)	73	262	521	262	327	—	589
Other(c)	—	427	2	306	153	—	459
Adjusted EBITDA	$56,322	$31,655	$92,912	$51,844	$7,022	$—	$58,866

(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally, the three and six months ended June 30, 2021 (Successor) includes incremental professional service fees incurred related to the initial public offering.
(b)
Represents charges from organizational restructuring and integration activities outside of the ordinary course of business.
(c)
Represents non-cash and other charges primarily related to legal exposures inherited from legacy acquisitions, foreign currency (gains) losses, and (gains) losses on the sale of assets. Additionally, the period from February 1, 2020 through June 30, 2020 (Successor) includes the incremental costs incurred due to COVID-19.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenues. The following table presents the calculation of Adjusted EBITDA Margin for the periods presented.

	Three-Month Period		Six-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from February 1, 2020 through June 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Six Months Ended June 30, 2020	Pro Forma Six Months Ended June 30, 2020
Adjusted EBITDA	$56,322	$31,655	$92,912	$51,844	$7,022	$—	$58,866
Revenues	174,826	104,993	306,896	179,047	36,785	—	215,832
Adjusted EBITDA Margin	32%	30%	30%	29%	19%	—	27%

Adjusted Net Income and Adjusted Diluted Earnings Per Share

We define Adjusted Net Income for a particular period as net income before taxes adjusted for debt-related costs, acquisition-related depreciation and amortization, share-based compensation, transaction and acquisition related charges, integration and restructuring charges, and other non-cash charges, to which we then apply the related effective tax rate. We define Adjusted Diluted Earnings Per Share as Adjusted Net Income divided by adjusted weighted average number of shares outstanding—diluted.

Adjusted Net Income was $33.2 million for the three months ended June 30, 2021 (Successor), compared to $12.2 million for the three months ended June 30, 2020 (Successor). Adjusted Net Income for the three months ended June 30, 2021 (Successor) increased by $21.0 million, or 172%, compared to the three months ended June 30, 2020 (Successor).

Adjusted Diluted Earnings Per Share was $0.25 for the three months ended June 30, 2021 (Successor), compared to $0.09 for three months ended June 30, 2020 (Successor). Adjusted Diluted Earnings Per Share for the three months ended June 30, 2021 (Successor) increased by $0.16, or 178%, compared to the three months ended June 30, 2020 (Successor).

Adjusted Net Income was $53.7 million for the six months ended June 30, 2021 (Successor), compared to $16.8 million for the period from February 1, 2020 through June 30, 2020 (Successor) and $1.4 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). On a pro forma basis giving effect to the Silver Lake Transaction, Adjusted Net Income was $17.7 million for the six months ended June 30, 2020. Adjusted Net Income for the six months ended June 30, 2021 (Successor) increased by $36.0 million, or 203%, compared to the six months ended June 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction.

Adjusted Diluted Earnings Per Share was $0.40 for the six months ended June 30, 2021 (Successor), compared to $0.13 for the period from February 1, 2020 through June 30, 2020 (Successor) and $0.01 for the period from January 1, 2020 through January 31, 2020 (Predecessor). On a pro forma basis giving effect to the Silver Lake Transaction, Adjusted Diluted Earnings Per Share was $0.14 for the six months ended June 30, 2020. Adjusted Diluted Earnings Per Share for the six months ended June 30, 2021 (Successor) increased by $0.26, or 186%, compared to the six months ended June 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction.

This growth was driven primarily by the same factors contributing to Adjusted EBITDA growth, though Adjusted Net Income and Adjusted Diluted Earnings Per Share are also impacted by changes in our capital structure that are captured in interest expense. The purchase accounting from the Silver Lake Transaction and our debt refinancing at the beginning of 2020 and 2021 impacts the comparability of Adjusted Net Income and Adjusted Diluted Earnings Per Share across historical periods.

The following tables present a reconciliation of Adjusted Net Income for the periods presented. For a discussion of pro forma adjustments, see “Notes to the Unaudited Supplemental Pro Forma Financial Information Presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three-Month Period		Six-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from February 1, 2020 through June 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Six Months Ended June 30, 2020	Pro Forma Six Months Ended June 30, 2020
Net income (loss)	$3,770	$(16,366)	$(15,619)	$(38,180)	$(36,530)	$17,405	$(57,305)
Provision for income taxes	3,063	(3,499)	(1,372)	(8,419)	(871)	6,021	(3,269)
Income (loss) before provision for income taxes	6,833	(19,865)	(16,991)	(46,599)	(37,401)	23,426	(60,574)
Debt-related costs(a)	4,355	877	19,266	1,455	11,102	(10,807)	1,750
Acquisition-related depreciation and amortization(b)	31,786	34,135	63,298	56,926	848	9,083	66,857
Share-based compensation	2,664	520	3,226	801	3,976	—	4,777
Transaction and acquisition-related charges(c)	382	76	4,366	9,522	22,840	(22,370)	9,992
Integration and restructuring charges(d)	73	262	521	262	327	—	589
Other(e)	—	427	2	306	153	—	459
Adjusted Net Income before income tax effect	46,093	16,432	73,688	22,673	1,845	(668)	23,850
Less: Income tax effect(f)	12,896	4,223	19,988	5,827	474	(172)	6,129
Adjusted Net Income	$33,197	$12,209	$53,700	$16,846	$1,371	$(496)	$17,721

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented. For a discussion of pro forma adjustments, see “Notes to the Unaudited Supplemental Pro Forma Financial Information Presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Prior to the IPO, the equity awards under the Successor Plan were issued by the Company’s Parent. As a result, these awards are not considered equity awards issued by the Company, and therefore not included in the calculation of adjusted weighted average number of shares outstanding—diluted.

	Three-Month Period		Six-Month Period

	Successor				Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Period from February 1, 2020 through June 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Six Months Ended June 30, 2020	Pro Forma Six Months Ended June 30, 2020
Diluted net income (loss) per share (GAAP)	$0.03	$(0.13)	$(0.12)	$(0.29)	$(0.24)	$0.13	$(0.44)
Adjusted Net Income adjustments per share
Income taxes	0.02	(0.03)	(0.01)	(0.06)	(0.01)	0.05	(0.03)
Debt-related costs (a)	0.03	0.01	0.14	0.01	0.07	(0.08)	0.01
Acquisition-related depreciation and amortization (b)	0.25	0.27	0.49	0.43	0.01	0.07	0.53
Share-based compensation	0.02	0.00	0.02	0.01	0.03	—	0.04
Transaction and acquisition related charges (c)	0.00	0.00	0.03	0.07	0.15	(0.17)	0.08
Integration and restructuring charges (d)	0.00	0.00	0.00	0.00	0.00	—	0.00
Other (e)	—	0.00	0.00	0.00	0.00	—	0.00
Adjusted income taxes (f)	(0.10)	(0.03)	(0.15)	(0.04)	(0.00)	0.00	(0.05)
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.25	$0.09	$0.40	$0.13	$0.01	$(0.00)	$0.14

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP)	135,368,909	130,000,000	130,757,666	130,000,000	149,686,460	130,000,000	130,000,000
Options and restricted stock not included in weighted average number of shares outstanding—diluted (GAAP) (using treasury stock method)	—	—	3,861,904	—	—	—	—
Adjusted weighted average number of shares outstanding—diluted (Non-GAAP)	135,368,909	130,000,000	134,619,570	130,000,000	149,686,460	130,000,000	130,000,000

(a)
Represents the loss on extinguishment of debt and non-cash interest expense related to the amortization of debt issuance costs for the financing for the Silver Lake Transaction.
(b)
Represents the depreciation and amortization expense related to intangible assets and developed technology assets recorded due to the application of ASC 805, Business Combinations.
(c)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally, the three and six months ended June 30, 2021 (Successor) includes incremental professional service fees incurred related to the initial public offering.
(d)
Represents charges from organizational restructuring and integration activities outside of the ordinary course of business.
(e)
Represents non-cash and other charges primarily related to legal exposures inherited from legacy acquisitions, foreign currency (gains) losses, and (gains) losses on the sale of assets. Additionally, the period from February 1, 2020 through June 30, 2020 (Successor) includes incremental costs incurred due to COVID-19.
(f)
Effective tax rates of 25.7%, 25.7%, 28.0%, and 27.1% have been used to compute Adjusted Net Income for the 2020 periods, the three months ended March 31, 2021, the three months ended June 30, 2021, and the six months ended June 30, 2021, respectively. As of December 31, 2020, we had net operating loss carryforwards of approximately $197.6 million, $166.2 million, and $36.0 million for federal, state, and foreign income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we pay for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with GAAP, and from the normalized rate shown above.

Liquidity and Capital Resources

Liquidity

The Company’s primary liquidity requirements are for working capital, continued investments in software development and other capital expenditures, and other strategic investments. Income taxes are currently not a significant use of funds but after the benefits of our net operating loss carryforwards are fully recognized, could become a material use of funds, depending on our future profitability and future tax rates. The Company’s liquidity needs are met primarily through cash flows from operations, as well as funds available under our revolving credit facility and proceeds from our term loan borrowings. Our cash flows from operations include cash received from customers, less cash costs to provide services to our customers, which includes general and administrative costs and interest payments.

As of June 30, 2021, we had $257.1 million in cash and cash equivalents and $100.0 million available under our revolving credit facility. As of June 30, 2021, we had $564.7 million of total debt outstanding. We believe our cash on hand, together with amounts available under our revolving credit facility, and cash provided by (used in) operating activities are and will continue to be adequate to meet our operational and business needs in the next twelve months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

Long-Term Debt

On January 31, 2020, our previously outstanding indebtedness was repaid in full as part of the Silver Lake Transaction. As part of the Silver Lake Transaction, a new financing structure was established consisting of a new First Lien Credit Agreement (“Successor First Lien Agreement”) and a new Second Lien Credit Agreement (“Successor Second Lien Agreement”) (collectively, the “Successor Credit Agreements”). The Successor First Lien Agreement provided financing in the form of a $670.0 million term loan due January 31, 2027 (“Successor First Lien Credit Facility”) and a $75.0 million new revolving credit facility due January 31, 2025 (“Successor Revolver”). The Successor Second Lien Agreement provided financing in the form of a $145.0 million term loan due January 31, 2028 (“Successor Second Lien Credit Facility”).

On February 1, 2021, we amended the Successor First Lien Agreement to fund $100.0 million of additional first lien term loans and reduce the applicable margins by 0.25%. The refinancing resulted in a loss on extinguishment of debt of $5.1 million, composed of the write-off of $4.5 million of unamortized deferred financing costs and $0.6 million of accrued interest and miscellaneous fees. In addition, we fully repaid the outstanding Successor Second Lien Agreement and recorded a loss on extinguishment of debt of $8.9 million, composed of the write-off of $7.3 million of unamortized deferred financing costs plus a $1.5 million prepayment premium, and $0.1 million of accrued interest and other miscellaneous fees.

In connection with the IPO, the Company entered into an amendment to increase the borrowing capacity under the Successor Revolver from $75.0 million to $100.0 million and extend the maturity date from January 31, 2025 to July 31, 2026.

Borrowings under the Successor First Lien Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) a base rate or (b) LIBOR, which is subject to a floor of 0.00% per annum. The applicable margins under the Successor First Lien Agreement are subject to stepdowns based on our first lien net leverage ratio. In connection with the closing of the IPO, each applicable margin was reduced further by 0.25%. In addition, the borrower, First Advantage Holdings, LLC, which is an indirect wholly-owned subsidiary of the Company, is required to pay a commitment fee on any unutilized commitments under the revolving credit facility. The commitment fee rate ranges between 0.25% and 0.50% per annum based on our first lien net leverage ratio. The borrower is also required to pay customary letter of credit fees.

The Successor First Lien Credit Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount. The Successor Revolver has no amortization. The Successor First Lien Credit Facility requires the borrower to prepay outstanding term loans, subject to certain exceptions, with certain proceeds from non-ordinary course asset sales, issuance of debt not permitted by the credit agreement to be incurred and annual excess cash flows. In addition, any voluntary prepayment of term loans in connection with certain repricing transactions on or prior to August 1, 2021 will be subject to a 1.00% prepayment premium. Otherwise, the borrower may voluntarily repay outstanding loans without premium or penalty, other than customary “breakage” costs.

In connection with the closing of the IPO on June 30, 2021, the Company repaid $200.0 million of the Successor First Lien Credit Facility outstanding, of which $44.3 million was applied to the remaining quarterly amortizing principal payments due under the Successor First Lien Agreement. The remaining $564.7 million term loan is scheduled to mature on January 31, 2027. As a result of the prepayment, the Company recorded additional interest expense of $3.7 million associated with the accelerated amortization of the related deferred financing costs.

The Successor First Lien Agreement is unconditionally guaranteed by Fastball Parent, Inc., a wholly-owned subsidiary of the Company and the direct parent of the borrower, and material wholly owned domestic restricted subsidiaries of Fastball Parent, Inc. The Successor First Lien Agreement and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by (1) a first priority security interest in certain tangible and intangible assets of the borrower and the guarantors and (2) a first-priority pledge of 100% of the capital stock of the borrower and of each wholly-owned material restricted subsidiary of the borrower and the guarantors (which pledge, in the case of any non-U.S. subsidiary of a U.S. subsidiary, does include more than 65% of the voting stock of such non-U.S. subsidiary).

The credit agreement contains customary affirmative covenants, negative covenants and events of default (including upon a change of control). The credit agreement also includes a “springing” first lien net leverage ratio test, applicable only to the revolving credit facility, that requires such ratio to be no greater than 7.75:1.00 on the last day of any fiscal quarter if more than 35.0% of the revolving credit facility is utilized on such date.

Cash Flow Analysis

Comparison of Cash Flows for the six months ended June 30, 2021 (Successor) compared to the Period from February 1, 2020 through June 30, 2020 (Successor) and for the Period from January 1, 2020 through January 31, 2020 (Predecessor)

The following table is a summary of our cash flow activity for the periods presented:

	Successor		Predecessor
(in thousands)	Six Months Ended June 30, 2021	Period from February 1, 2020 through June 30, 2020	Period from January 1, 2020 through January 31, 2020
Net cash provided by (used in) operating activities	$56,098	$23,409	$(19,216)
Net cash used in investing activities	(19,003)	(6,483)	(2,043)
Net cash provided by (used in) financing activities	67,869	52,962	(11,122)

Cash Flows from Operating Activities

For the six months ended June 30, 2021 (Successor), for the period from February 1, 2020 through June 30, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor), net cash provided by (used in) operating activities was $56.1 million, $23.4 million, and $(19.2) million, respectively. The cash flows from operating activities for the period from February 1, 2020 through June 30, 2020 (Successor) and for the period from January 1, 2020 through January 31, 2020 (Predecessor) are impacted by $9.4 million and $22.4 million of transaction expenses from the Silver Lake Transaction, respectively. The remaining increase in cash flows from operating activities was driven primarily by increased profitability related to the Company’s revenue growth from existing customers, new customer go-lives and the UK Acquisition. This was offset in part by an increase in cash used for working capital primarily due to the high level of second quarter revenue growth acceleration that remained in receivables at June 30, 2021, consistent with normal payment terms offered to our customers.

Cash Flows from Investing Activities

For the six months ended June 30, 2021 (Successor), for the period from February 1, 2020 through June 30, 2020 (Successor), and the period from January 1, 2020 through January 31, 2020 (Predecessor), net cash used in investing activities was $(19.0) million, $(6.5) million, and $(2.0) million, respectively. The cash flows used in investing activities for the six months ended June 30, 2021 (Successor) were impacted by the $7.6 million UK Acquisition in March 2021. The remaining investing cash flows are driven primarily by capitalized software development costs and purchases of property and equipment, which increased in 2021 as we continue to make incremental investments in our technology platform.

Cash Flows from Financing Activities

For the six months ended June 30, 2021 (Successor), for the period from February 1, 2020 through June 30, 2020 (Successor), and the period from January 1, 2020 through January 31, 2020 (Predecessor), net cash provided by (used in) financing activities was $67.9 million, $53.0 million, and $(11.1) million, respectively. Net cash provided by financing activities for the six months ended June 30, 2021 (Successor) was primarily driven by the Company's completion of its IPO on June 25, 2021. Cash inflows related to the IPO were $320.6 million, partially offset by the use of proceeds which consisted of a $200.0 million repayment of the Company’s Successor First Lien Credit Facility and $1.0 million of offering cost payments.

Net cash provided by financing activities for the six months ended June 30, 2021 (Successor) was incrementally driven by the Company’s February 2021 debt refinancing which consisted of a refinancing of the Successor First Lien Credit Facility and the full repayment of the Successor Second Lien Credit Facility. Cash outflows related to this refinancing were $308.5 million, partially offset by cash inflows of $261.4 million. As part of the refinancing, the Company paid $1.3 million related to new debt issuance costs. The remaining outflows primarily consisted of amortizing principal payments due under the first lien term loan facility.

Net cash provided by financing activities for the period from February 1, 2020 through June 30, 2020 (Successor) was driven by a $50.0 million strategic investment in the Company’s equity by Workday, Inc. and $9.4 million of capital contributions related to the transaction expenses from the Silver Lake Transaction. In March 2020, we made a $25.0 million precautionary draw on our revolving credit facility in light of the COVID-19 pandemic, which we fully repaid in June 2020. These inflows were primarily offset by debt issuance costs paid and distributions to Predecessor’s members and optionholders in connection with the Silver Lake Transaction.

Net cash used in financing activities for the period from January 1, 2020 through January 31, 2020 (Predecessor) were driven by a $34.0 million repayment of our previous credit facility in place at the time of the Silver Lake Transaction and distributions of $18.0 million to Predecessor’s members and optionholders in connection with the Silver Lake Transaction. These were partially offset by additional capital contributions of $41.1 million related to payment and settlement of existing options issued by Predecessor and transaction expenses from the Silver Lake Transaction.

 Off Balance Sheet Arrangements

There were no material off-balance sheet arrangements as of June 30, 2021.

Notes to the Unaudited Supplemental Pro Forma Financial Information Presented in Management's Discussion and Analysis of Financial Condition and Results of Operations

Note 1. Basis of Presentation & Description of the Transactions

The unaudited pro forma consolidated statement of operations for the six months ended June 30, 2020 gives effect to the Silver Lake Transaction and the Silver Lake Transaction Refinancing as if they had occurred on January 1, 2020. The unaudited pro forma condensed consolidated statement of operations for the six months ended June 30, 2021 does not give effect to either the Silver Lake Transaction or the Silver Lake Transaction Refinancing as if they had occurred on January 1, 2020 because these events are already reflected for the full period presented in the historical statement of operations of the Company.

The Silver Lake Transaction and Silver Lake Transaction Refinancing

On January 31, 2020, Silver Lake acquired substantially all of the Company’s equity interests for approximately $1,576.0 million. A portion of the consideration was derived from members of the management team contributing an allocation of their Silver Lake Transaction proceeds. The Silver Lake Transaction was accounted for under the acquisition method in accordance with ASC 805, Business Combinations.

The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, less transaction expenses funded by transaction proceeds. The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed (in thousands):

Consideration
Cash, net of cash acquired	$1,556,810
Rollover management equity interests	19,148
Total fair value of consideration transferred	$1,575,958
Current assets	$145,277
Property and equipment, including software developed for internal use	236,775
Trade name	95,000
Customer lists	500,000
Deferred tax asset	106,327
Other assets	1,429
Current liabilities	(71,496)
Deferred tax liability	(198,535)
Other liabilities	(6,616)
Total identifiable net assets	$808,161
Goodwill	$767,797

In connection with the Silver Lake Transaction, on January 31, 2020, the existing credit facilities of the Predecessor were repaid in full with the proceeds of a new first lien term loan facility and a new second lien term loan facility. The first lien term loan facility provides financing in the form of a $670.0 million term loan due January 31, 2027, carrying an interest rate of 3.25% to 3.50%, based on the first lien leverage ratio, plus LIBOR and a $75.0 million new revolving facility due January 31, 2025. The first lien term loan facility requires mandatory quarterly repayments of 0.25% of the original loan balance commencing September 30, 2020. The second lien term loan facility provided financing in the form of a $145.0 million term loan due January 31, 2028, carrying an interest rate of 8.50% plus LIBOR.

In February 2021, the Company refinanced the Successor First Lien Credit Facility term loan and fully repaid the outstanding balance on the Successor Second Lien Agreement term loan (the “2021 Debt Refinancing”). The effects of the 2021 Debt Refinancing are fully reflected in the historical statement of operations of the Company for the six months ended June 30, 2021. Because the Company does not consider the effects of the 2021 Debt Refinancing to be material, no pro forma adjustments have been made to the unaudited pro forma statement of operations for the six months ended June 30, 2020 to reflect the 2021 Debt Refinancing as if it had occurred on January 1, 2020.

Note 2. Notes to Unaudited Pro Forma Condensed Consolidated Statements of Operations

The following adjustments were made related to the unaudited pro forma condensed consolidated statement of operations for the six months ended June 30, 2020:

Silver Lake Transaction Accounting Adjustments

a)
Reflects the incremental amortization expense related to certain definite-lived intangible assets, reflected in the purchase price allocation at the date of the Silver Lake Transaction, as if those certain definite-lived intangible assets were put into place on January 1, 2020. The following table shows the pro forma adjustment to estimated amortization expense for the six months ended June 30, 2020:

Description (in thousands)	Estimated Fair Value at Acquisition	Estimated Useful Life	Six Months Ended June 30, 2020
Capitalized software for internal use	$220,000	5	$28,734
Trade name	$95,000	20	4,096
Customer lists	$500,000	14	35,668
Pro forma amortization expense			68,498
Less: historical amortization expense recorded			(59,415)
Pro forma adjustment for amortization expense			$9,083
b)
Reflects the adjustment to remove Predecessor transaction expenses related to the Silver Lake Transaction which would have been incurred and recorded during the year ended December 31, 2019 if the Silver Lake Transaction had occurred on January 1, 2020.

Silver Lake Transaction Refinancing Accounting Adjustments

c)
Reflects the adjustment to interest expense resulting from (i) the elimination of interest expense related to the debt financing in place during the Predecessor period, and (ii) the incremental interest expense and amortization of deferred financing costs associated with the Successor First Lien Credit Agreement and Successor Second Lien Credit Agreement to give effect to the Silver Lake Transaction Refinancing as if it had occurred on January 1, 2020, calculated as follows:

Description (in thousands)	Six Months Ended June 30, 2020
Interest Expense on Successor First Lien Agreement	$17,135
Interest Expense on Successor Second Lien Agreement	7,333
Amortization of deferred financing costs	1,751
Pro forma interest expense	26,219
Less: historical interest expense recorded	(25,825)
Pro forma adjustment for interest expense	$394

No adjustment has been made to the unaudited pro forma statement of operations for the six months ended June 30, 2020 to reflect changes in interest expense as a result of the 2021 Debt Refinancing because the Company does not consider the 2021 Debt Refinancing to be material.

d)
Reflects an adjustment to the historical loss on extinguishment of Predecessor debt for the unaudited pro forma condensed consolidated statements of operations for the six months ended June 30, 2020 as if the Silver Lake Transaction Refinancing had been consummated on January 1, 2020.

Silver Lake Transactions Accounting Adjustments

e)
Reflects the adjustment to the provision for income taxes attributable to the tax impacts of the preceding Silver Lake Transaction and Refinancing Accounting Adjustments, assuming an effective tax rate of 25.7%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, no material change had occurred in our market risks, compared with the disclosure in our Registration Statement on Form S-1, originally filed with the SEC on May 28, 2021, as amended (Reg. No. 333-256622).

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their desired control objectives. Based on the evaluation of management’s disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control

During the quarter covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information in response to this Item is included in “Part I — Item 1. — Note 12 — Commitments and Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

As of June 30, 2021, no material changes had occurred in our risk factors, compared with the disclosure in our Registration Statement on Form S-1, originally filed with the SEC on May 28, 2021, as amended (Reg. No. 333-256622).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Initial Public Offering ("IPO")

On June 25, 2021, we completed our IPO, in which we issued and sold 22,856,250 shares of our common stock, including 2,981,250 shares sold in connection with the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share. We raised net proceeds to us of $316.5 million, after deducting the underwriting discount of $22.3 million and offering expenses of $4.0 million. Additionally, certain existing stockholders sold an aggregate of 6,468,750 shares, including 843,750 shares sold in connection with the exercise of the underwriters' option to purchase additional shares, at the same price, resulting in net proceeds to the selling stockholders of $90.7 million. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-256622), as amended (the “Registration Statement”), declared effective by the SEC on June 22, 2021. Barclays Capital Inc., BofA Securities Inc., and J.P. Morgan Securities LLC acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

The Company used the net proceeds from the IPO to prepay $200.0 million in aggregate principal amount of the outstanding indebtedness under its first-lien term loan facility and intends to use the balance for general corporate purposes. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our prospectus for the IPO.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated herein by reference to Exhibit 3.1 of First Advantage’s Form 8-K filed on June 25, 2021).
3.2	Amended and Restated Bylaws of First Advantage Corporation (incorporated herein by reference to Exhibit 3.2 of First Advantage’s Form 8-K filed on June 25, 2021).
10.1

Stockholders’ Agreement, dated June 25, 2021, by and among the First Advantage Corporation, SLP Fastball Aggregator L.P., Workday, Inc., and the management stockholders named therein (incorporated herein by reference to Exhibit 10.1 of First Advantage’s 8-K filed on June 25, 2021).

10.2*	First Advantage Corporation 2021 Omnibus Incentive Plan.
10.3	First Advantage Corporation 2021 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 of First Advantage’s 8-K filed on June 25, 2021).
10.4

Form of Standard Option Award Agreement under the First Advantage Corporation 2021 Omnibus Incentive Program (incorporated by reference to Exhibit 4.5 filed with First Advantage’s Registration Statement on Form S-8 filed on June 25, 2021).

10.5

Form of Non-Employee Director RSU Award Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.6 filed with First Advantage’s Registration Statement on Form S-8 filed on June 25, 2021).

10.6*	Form of Restricted Stock Award Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan.
10.7*	Form of Top-Up Option Award Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan.
10.8

Form of Restrictive Covenant Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 filed with First Advantage’s Registration Statement on Form S-1 filed on June 14, 2021).

10.9*	Form of IPO Director RSU Award Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan.
10.10	Form of Option Conversion Notice (incorporated by reference to Exhibit 4.12 filed with First Advantage’s Registration Statement on Form S-8 filed on June 25, 2021).
10.11

Amendment No. 2 to First Lien Credit Agreement, dated May 28, 2021, among Fastball Parent, Inc., First Advantage Holdings, LLC, the lenders form time to time party thereto, and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.12 filed with First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ADVANTAGE CORPORATION

Date: August 12, 2021	By:	/s/ Scott Staples
Scott Staples
Chief Executive Officer (principal executive officer)

Date: August 12, 2021	By:	/s/ David L. Gamsey
David L. Gamsey
Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)