Form 10-Q
period 2021-09-30
FIRST ADVANTAGE CORP
filed 2021-11-08
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 152,875,076 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

First Advantage Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

	Successor	Successor
	September 30,	December 31,
(in thousands, except share and per share amounts)	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$275,538	$152,818
Restricted cash	150	152
Short-term investments	958	1,267
Accounts receivable (net of allowance for doubtful accounts of $712 and $967 at September 30, 2021 and December 31, 2020, respectively)	147,138	111,363
Prepaid expenses and other current assets	17,294	8,699
Income tax receivable	2,426	3,479
Total current assets	443,504	277,778
Property and equipment, net	161,330	190,282
Goodwill	772,669	770,089
Trade name, net	81,691	87,702
Customer lists, net	389,216	435,661
Deferred tax asset, net	1,442	807
Other assets	6,841	1,372
TOTAL ASSETS	$1,856,693	$1,763,691
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$46,078	$44,117
Accrued compensation	26,173	18,939
Accrued liabilities	23,966	25,200
Current portion of long-term debt	—	6,700
Income tax payable	2,578	2,451
Deferred revenue	504	431
Total current liabilities	99,299	97,838
Long-term debt (net of deferred financing costs of $10,319 and $26,345 at September 30, 2021 and December 31, 2020, respectively)	554,405	778,605
Deferred tax liability, net	82,163	86,770
Other liabilities	6,607	6,208
Total liabilities	742,474	969,421
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 152,870,750 and 130,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	153	130
Additional paid-in-capital	1,160,002	839,148
Accumulated deficit	(46,826)	(47,492)
Accumulated other comprehensive income	890	2,484
Total equity	1,114,219	794,270
TOTAL LIABILITIES AND EQUITY	$1,856,693	$1,763,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three-Month Period (1)		Nine-Month Period (1)

	Successor				Predecessor
(in thousands, except share and per share amounts)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 1, 2020 through September 30, 2020	Period from January 1, 2020 through January 31, 2020
REVENUES	$192,867	$136,778	$499,763	$315,825	$36,785

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization below)	94,151	67,483	244,964	156,703	20,265
Product and technology expense	11,313	8,343	33,546	20,495	3,189
Selling, general, and administrative expense	27,203	18,907	76,256	46,206	11,235
Depreciation and amortization	35,812	36,756	106,493	97,815	2,105
Total operating expenses	168,479	131,489	461,259	321,219	36,794
INCOME (LOSS) FROM OPERATIONS	24,388	5,289	38,504	(5,394)	(9)

OTHER EXPENSE (INCOME):
Interest expense	4,734	11,706	22,015	38,405	4,514
Interest income	(28)	(76)	(140)	(282)	(25)
Loss on extinguishment of debt	—	—	13,938	—	10,533
Transaction expenses, change in control	—	—	—	9,423	22,370
Total other expense	4,706	11,630	35,813	47,546	37,392
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	19,682	(6,341)	2,691	(52,940)	(37,401)
Provision (benefit) for income taxes	3,397	(2,889)	2,025	(11,308)	(871)
NET INCOME (LOSS)	$16,285	$(3,452)	$666	$(41,632)	$(36,530)

Foreign currency translation (loss) income	(3,059)	7,009	(1,594)	(1,164)	(31)
COMPREHENSIVE INCOME (LOSS)	$13,226	$3,557	$(928)	$(42,796)	$(36,561)

NET INCOME (LOSS)	$16,285	$(3,452)	$666	$(41,632)	$(36,530)
Basic net income (loss) per share	$0.11	$(0.03)	$0.00	$(0.32)	n/a
Diluted net income (loss) per share	$0.11	$(0.03)	$0.00	$(0.32)	n/a
Weighted average number of shares outstanding - basic	149,943,998	130,000,000	137,232,289	130,000,000	n/a
Weighted average number of shares outstanding - diluted	152,400,419	130,000,000	138,170,488	130,000,000	n/a
Basic net (loss) per unit	n/a	n/a	n/a	n/a	$(0.24)
Diluted net (loss) per unit	n/a	n/a	n/a	n/a	$(0.24)
Weighted average units outstanding - basic	n/a	n/a	n/a	n/a	149,686,460
Weighted average units outstanding - diluted	n/a	n/a	n/a	n/a	149,686,460

(1)
See Note 1 “Organization, Nature of Business, and Basis of Presentation” for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor		Predecessor
(in thousands)	Nine Months Ended September 30, 2021	Period from February 1, 2020 through September 30, 2020	Period from January 1, 2020 through January 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$666	$(41,632)	$(36,530)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	106,493	97,815	2,105
Loss on extinguishment of debt	13,938	—	10,533
Amortization of deferred financing costs	5,496	2,344	569
Bad debt (recovery) expense	(163)	166	102
Deferred taxes	(4,465)	(12,382)	(997)
Share-based compensation	4,569	1,331	3,976
(Gain) on foreign currency exchange rates	(281)	(38)	(82)
Loss on disposal of fixed assets	80	41	8
Change in fair value of interest rate swaps	(845)	4,412	—
Changes in operating assets and liabilities:
Accounts receivable	(35,815)	(20,663)	9,384
Prepaid expenses and other current assets	(8,619)	143	(4,604)
Other assets	(5,477)	(325)	(62)
Accounts payable	1,547	11,676	(8,871)
Accrued compensation and accrued liabilities	5,898	(5,856)	4,102
Deferred revenue	73	(80)	11
Other liabilities	509	1,157	767
Income taxes receivable and payable, net	256	(483)	373
Net cash provided by (used in) operating activities	83,860	37,626	(19,216)
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments	305	708	(163)
Acquisition of business	(7,588)	—	—
Purchase of property and equipment	(5,743)	(4,083)	(951)
Capitalized software development costs	(11,966)	(7,423)	(929)
Net cash used in investing activities	(24,992)	(10,798)	(2,043)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	320,559	—	—
Payments of initial public offering issuance costs	(3,848)	—	—
Shareholder distribution	(313)	—	—
Capital contributions	241	59,423	41,143
Distributions to Predecessor Members and Optionholders	—	(4,087)	(17,991)
Borrowings from Successor First Lien Credit Facility	261,413	—	—
Repayments of Successor First Lien Credit Facility	(363,875)	(1,675)	—
Repayment of Successor Second Lien Credit Facility	(146,584)	—	—
Borrowings on Successor Revolver	—	25,000	—
Repayments on Successor Revolver	—	(25,000)	—
Repayment of Predecessor First Lien Credit Facility	—	—	(34,000)
Payments of debt issuance costs	(1,257)	(1,397)	—
Payments on capital lease obligations	(1,286)	(1,908)	(274)
Payments on deferred purchase agreements	(533)	—	—
Proceeds from stock option exercises	187	—	—
Net settlement of stock option exercises	(332)	—	—
Net cash provided by (used in) financing activities	64,372	50,356	(11,122)
Effect of exchange rate on cash. cash equivalents, and restricted cash	(522)	(1,665)	(102)
Increase (decrease) in cash, cash equivalents, and restricted cash	122,718	75,519	(32,483)
Cash, cash equivalents, and restricted cash at beginning of period	152,970	48,263	80,746
Cash, cash equivalents, and restricted cash at end of period	$275,688	$123,782	$48,263

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$6,069	$2,994	$279
Cash paid for interest	$18,362	$31,658	$224
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Offering costs included in accounts payable and accrued liabilities	$187	$—	$—
Non-cash property and equipment additions	$2,796	$37	$289
Distributions declared to Optionholders but not paid	$—	$—	$781

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Successor:
For the period from January 1, 2021 to September 30, 2021
BALANCE – December 31, 2020	$130	$839,148	$(47,492)	$2,484	$794,270
Share-based compensation	—	562	—	—	562
Foreign currency translation	—	—	—	2,760	2,760
Net (loss)	—	—	(19,389)	—	(19,389)
BALANCE – March 31, 2021	$130	$839,710	$(66,881)	$5,244	$778,203
Share-based compensation	—	2,664	—	—	2,664
Capital contributions	—	241	—	—	241
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	23	316,502	—	—	316,525
Shareholder distribution	—	(313)	—	—	(313)
Foreign currency translation	—	—	—	(1,295)	(1,295)
Net income	—	—	3,770	—	3,770
BALANCE – June 30, 2021	$153	$1,158,804	$(63,111)	$3,949	$1,099,795
Share-based compensation	—	1,343	—	—	1,343
Exercise of stock options	—	187	—	—	187
Common stock withheld for tax obligations and net settlement of stock option exercise	—	(332)	—	—	(332)
Foreign currency translation	—	—	—	(3,059)	(3,059)
Net income	—	—	16,285	—	16,285
BALANCE – September 30, 2021	$153	$1,160,002	$(46,826)	$890	$1,114,219

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
Successor:
For the period from February 1, 2020 to September 30, 2020
BALANCE – February 1, 2020	$130	$779,596	$—	$—	$779,726
Share-based compensation	—	281	—	—	281
Capital contributions	—	59,423	—	—	59,423
Foreign currency translation	—	—	—	(8,659)	(8,659)
Net (loss)	—	—	(21,814)	—	(21,814)
BALANCE – March 31, 2020	$130	$839,300	$(21,814)	$(8,659)	$808,957
Share-based compensation	—	520	—	—	520
Foreign currency translation	—	—	—	486	486
Net (loss)	—	—	(16,366)	—	(16,366)
BALANCE – June 30, 2020	$130	$839,820	$(38,180)	$(8,173)	$793,597
Share-based compensation	—	530	—	—	530
Foreign currency translation	—	—	—	7,009	7,009
Net (loss)	—	—	(3,452)	—	(3,452)
BALANCE – September 30, 2020	$130	$840,350	$(41,632)	$(1,164)	$797,684

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

The Company derives its revenues from a variety of background check services across the hiring/onboarding and employment/worker lifecycle including pre-onboarding checks and post-onboarding monitoring of employees, contractors, contingent workers, tenants, and drivers, and classifies these service offerings into three categories: pre-onboarding, post-onboarding and adjacent products.

Initial Public Offering — The Company’s registration statement on Form S-1 (“IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on June 22, 2021, and the Company’s common stock began trading on the Nasdaq Global Select Market on June 23, 2021. On June 25, 2021, the Company completed its IPO of 29,325,000 shares of the Company common stock, $0.001 par value per share (the “Common Stock”) at an offering price of $15.00 per share, pursuant to the Company’s IPO Registration Statement. The Company sold 22,856,250 shares, including 2,981,250 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. Certain existing stockholders sold an aggregate of 6,468,750 shares, including 843,750 shares that were sold pursuant to the full exercise of the underwriters' option to purchase additional shares. The Company received aggregate net proceeds of $316.5 million after deducting underwriting discounts and commissions of $22.3 million and other offering expenses of $4.0 million, $0.2 million of which was unpaid at September 30, 2021.

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

The Company experiences seasonality with respect to certain customer industries as a result of fluctuations in hiring volumes and other economic activities. Generally, the Company’s highest revenues have occurred in the second half of each year.

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

Significant estimates, judgments, and assumptions, include, but are not limited to, the determination of the fair value and useful lives of assets acquired and liabilities assumed through business combinations, the impairment of long-lived assets, and goodwill impairment, collectability of receivables, revenue recognition, capitalized software, assumptions used for purposes of determining share-based compensation and income tax liabilities and assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of September 30, 2021 (Successor) (in thousands):

	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$—	$1,646	$—

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

Subsequent to the Silver Lake Transaction, the Company’s trade name is amortized on an accelerated basis over its expected useful life of twenty years. The Company recorded $2.0 million and $2.0 million of amortization expense related to the trade name for the three months ended September 30, 2021 and 2020 (Successor), respectively. The Company recorded $6.0 million for the nine months ended September 30, 2021 (Successor) and $5.4 million of amortization expense related to the trade name for the period from February 1, 2020 through September 30, 2020 (Successor). No amortization expense was recorded for the period from January 1, 2020 through January 31, 2020 (Predecessor).

Customer lists are amortized on an accelerated basis based upon their estimated useful lives, ranging from seven to fourteen years during the Predecessor period and fourteen years in the Successor period. In the Predecessor period, the weighted-average amortization period of customer lists was 13.3 years. The Company recorded $16.4 million and $17.8 million of amortization expense related to customer lists for the three months ended September 30, 2021 and 2020 (Successor), respectively. The Company recorded $49.1 million, $47.4 million, and $0.8 million of amortization expense related to customer lists for the nine months ended September 30, 2021 (Successor), the period from February 1, 2020 through September 30, 2020 (Successor), and the period from January 1, 2020 through January 31, 2020 (Predecessor), respectively.

The Company regularly evaluates the amortization period assigned to each intangible asset to determine whether there have been any events or circumstances that warrant revised estimates of useful lives. In December 2020, and since that time, the Company determined that there have been no triggering events that would require impairment of trade names or customer lists.

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

Currency transaction (loss) income included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) were approximately $0.2 million and $0.5 million for the three months ended September 30, 2021 and 2020 (Successor), respectively. Currency transaction (loss) income included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) were approximately $(0.1) million, $(0.4) million, and $0.1 million for the nine months ended September 30, 2021 (Successor), for the period from February 1, 2020 through September 30, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor), respectively.

Currency translation (loss) income included in accumulated other comprehensive income (loss) were approximately $(3.1) million and $7.0 million for the three months ended September 30, 2021 and 2020 (Successor), respectively. Currency translation (loss) income included in accumulated other comprehensive income (loss) were approximately $(1.6) million, $(1.2) million, and $0.0 million for the nine months ended September 30, 2021 (Successor), for the period from February 1, 2020 through September 30, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor), respectively.

Recent Accounting Pronouncements — The Company qualifies as an emerging growth company under the Jumpstart Our Business Startups (“JOBS”) Act. The JOBS Act permits the Company an extended transition period for complying with new or revised accounting standards affecting public companies. The Company has elected to use this extended transition period and adopt certain new accounting standards on the private company timeline, which means that the Company’s financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards on a non-delayed basis. There were no accounting pronouncements issued during the nine months ended September 30, 2021 which are expected to have a material impact on the condensed consolidated financial statements.

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

Pro Forma Results

The following summary, prepared on a pro forma basis pursuant to ASC 805, presents the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2020 as if the Silver Lake Transaction had been completed on January 1, 2020. The pro forma results below include the impact of certain adjustments related to the amortization of intangible assets, transaction-related costs incurred as of the acquisition date, and interest expense on related borrowings, and in each case, the related income tax effects, as well as certain other post-acquisition adjustments attributable to the Silver Lake Transaction. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of the results of operations that actually would have been achieved had the Silver Lake Transaction been consummated as of January 1, 2020.

(in thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Revenue	$136,778	$352,610
Net income (loss)	$535	$(41,409)

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

Note 4. Property and Equipment, net

Property and equipment, net as of September 30, 2021 (Successor) and December 31, 2020 (Successor) consisted of the following (in thousands):

	Successor	Successor
	September 30, 2021	December 31, 2020
Furniture and equipment	$18,687	$15,214
Capitalized software for internal use, acquired by business combination	221,405	220,000
Capitalized software for internal use, developed internally or otherwise purchased	31,824	14,438
Leasehold improvements	3,000	2,402
Total property and equipment	274,916	252,054
Less: accumulated depreciation and amortization	(113,586)	(61,772)
Property and equipment, net	$161,330	$190,282

Depreciation and amortization expense of property and equipment was approximately $17.4 million and $16.9 million for the three months ended September 30, 2021 and 2020 (Successor), respectively. Depreciation and amortization expense of property and equipment was approximately $51.4 million, $45.0 million, and $1.3 million for the nine months ended September 30, 2021 (Successor), the period from February 1, 2020 through September 30, 2020 (Successor), and the period from January 1, 2020 through January 31, 2020 (Predecessor), respectively.

Note 5. Goodwill, Trade Name, and Customer Lists

The changes in the carrying amount of goodwill for the nine months ended September 30, 2021 (Successor) were as follows (in thousands):

Successor:
Balance – December 31, 2020	$770,089
Acquisitions	3,120
Foreign currency translation	(540)
Balance – September 30, 2021	$772,669

The following summarizes the gross carrying value and accumulated amortization for the Company’s trade name and customer lists as of September 30, 2021 (Successor) and December 31, 2020 (Successor) (in thousands):

	September 30, 2021 (Successor)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade name	$95,171	$(13,480)	$81,691	20 years
Customer lists	503,788	(114,572)	389,216	14 years
Total	$598,959	$(128,052)	$470,907

	December 31, 2020 (Successor)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade name	$95,230	$(7,528)	$87,702	20 years
Customer lists	501,210	(65,549)	435,661	14 years
Total	$596,440	$(73,077)	$523,363

Amortization expense of trade name and customer lists was approximately $18.4 million and $19.9 million for the three months ended September 30, 2021 and 2020 (Successor), respectively. Amortization expense of trade name and customer lists was approximately $55.1 million, $52.8 million, and $0.8 million for the nine months ended September 30, 2021 (Successor), the period from February 1, 2020 through September 30, 2020 (Successor), and the period from January 1, 2020 through January 31, 2020 (Predecessor), respectively.

Note 6. Long-term Debt

The fair value of the Company’s long-term debt obligations approximated their book value as of September 30, 2021 (Successor) and December 31, 2020 (Successor) and consisted of the following (in thousands):

	Successor	Successor
	September 30, 2021	December 31, 2020
Successor First Lien Credit Facility	$564,724	$666,650
Successor Second Lien Credit Facility	—	145,000
Total debt	564,724	811,650
Less: Current portion of long-term debt	—	(6,700)
Total long-term debt	564,724	804,950
Less: Deferred financing costs	(10,319)	(26,345)
Long-term debt, net	$554,405	$778,605

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

As part of the Silver Lake Transaction, a new financing structure was established consisting of a new First Lien Credit Agreement (“Successor First Lien Agreement”) and a new Second Lien Credit Agreement (“Successor Second Lien Agreement”) (collectively, the “Successor Credit Agreements”). The Successor First Lien Agreement provided financing in the form of a $670.0 million term loan due January 31, 2027, carrying an interest rate of 3.25% to 3.50%, based on the first lien leverage ratio, plus LIBOR (“Successor First Lien Credit Facility”) and a new $75.0 million revolving credit facility due January 31, 2025 (“Successor Revolver”). The Successor First Lien Credit Facility requires mandatory quarterly repayments of 0.25% of the original loan balance commencing September 30, 2020. Beginning with the year ending December 31, 2021, the Successor First Lien Credit Facility requires mandatory payments based on calculated excess cash flow, as defined within the Successor First Lien Credit Agreement. The Successor Second Lien Agreement provided financing in the form of a $145.0 million term loan due January 31, 2028, carrying an interest rate of 8.50% plus LIBOR (“Successor Second Lien Credit Facility”). The Successor Credit Agreements are collateralized by substantially all assets and capital stock owned by direct and indirect domestic subsidiaries and are governed by certain restrictive covenants including limitations on indebtedness, liens, and other corporate actions such as investments and acquisitions. In the event the Company’s outstanding indebtedness under the Successor Revolver exceeds 35% of the aggregate principal amount of the revolving commitments then in effect, it is required to maintain a consolidated first lien leverage ratio no greater than 7.75 to 1:00.

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

In connection with the closing of the IPO, on June 30, 2021 the Company repaid $200.0 million of its Successor First Lien Credit Facility outstanding, of which $44.3 million was applied to the remaining quarterly principal payments due under the Successor First Lien Agreement. As a result of the IPO, the Company's interest rate under the Successor First Lien Credit Facility was reduced by 0.25% to a range of 2.75% to 3.00%, based on the first lien ratio, plus LIBOR. The remaining $564.7 million term loan is scheduled to mature on January 31, 2027. As a result of the prepayment, the Company recorded additional interest expense of $3.7 million associated with the accelerated amortization of the related deferred financing costs.

Additionally, in connection with the closing of the IPO, the Company entered into an amendment that increased the borrowing capacity under the Successor Revolver from $75.0 million to $100.0 million and extended the maturity date from January 31, 2025 to July 31, 2026. As of September 30, 2021, the Company had no outstanding amounts under the Successor Revolver, and therefore was not subject to the consolidated first lien leverage ratio covenant and was compliant with all other covenants under the agreement.

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

The following is a summary of location and fair value of the financial position and location and amount of gains and losses recorded related to the derivative agreement (in thousands):

		Fair Value			Gain/(Loss)
Derivatives not designated as hedging instruments	Balance Sheet Location	As of September 30, 2021 (Successor)	As of December 31, 2020 (Successor)	Income Statement Location	Three Months Ended September 30, 2021 (Successor)	Three Months Ended September 30, 2020 (Successor)	Nine Months Ended September 30, 2021 (Successor)	Period from February 1, 2020 through September 30, 2020 (Successor)
Interest rate swaps	Other liabilities	$1,646	$3,615	Interest expense	$(108)	$744	$845	$(4,412)

Note 8. Income Taxes

Prior to the Silver Lake Transaction, the Company was not a taxable entity. However, the Company’s wholly owned C-corporation subsidiaries were taxable entities. In connection with the Silver Lake Transaction, the Company became a U.S. domiciled corporation for tax purposes. The Company’s income tax expense and balance sheet accounts reflect the results of the Company and its subsidiaries.

For the nine months ended September 30, 2021 (Successor), the Company estimated the annual effective tax rate based on projected income for the full year and recorded a quarterly tax provision in accordance with the annual effective tax rate. For the six months ended June 30, 2021 (Successor), the Company calculated the income taxes based on the actual year-to-date effective tax rate because the Company's projected pretax book income for the year was expected to be near breakeven and the annual effective tax rate became inherently volatile. Therefore, an adjustment was required in the third quarter to record the year-to-date income tax benefit consistent with the annual effective tax rate.

The effective income tax rate for the three and nine months ended September 30, 2021 (Successor) was 17.3% and 75.3%, respectively. The Company’s effective income tax rate for the three months ended September 30, 2021 (Successor) was lower than the U.S. federal statutory rate of 21%, primarily due to the impact of applying the annual effective tax rate in the third quarter which was reflected in the quarter to date amount, an increase of research and development tax credits, and a favorable discrete income tax adjustment from certain changes in estimate as a result of filing certain prior year tax returns. The Company’s effective income tax rate for the nine months ended September 30, 2021 (Successor) was higher than the U.S. federal statutory rate of 21%, primarily due to the increase of the foreign income tax as a result of increased foreign income in various foreign tax jurisdictions, the increase of the deferred income tax liability on intangibles as a result of the UK corporate income tax rate increase, foreign withholding tax, and increased U.S. state income tax expenses for the nine months ended September 30, 2021 (Successor). These items were partially offset by an increase of research and development tax credits and a favorable discrete adjustment from the finalization of the 2020 income tax returns.

The Company’s effective income tax rate for the three months ended September 30, 2020 (Successor), the period February 1, 2020 through September 30, 2020 (Successor), and for the period January 1, 2020 through January 31, 2020 (Predecessor) was 45.6%, 21.4%, and 2.3%, respectively. The Company’s effective income tax rate for the three months ended September 30, 2020 (Successor) differs from the U.S. Federal statutory rate of 21% primarily due to tax benefits resulting from the Global Intangible Low-Taxed Income (“GILTI”) high-tax exclusion election and research and development tax credits, partially offset by the impact of state income taxes. The lower effective income tax rate for the period January 1, 2020 through January 31, 2020 (Predecessor) compared to the period February 1, 2020 through September 30, 2020 (Successor) and the three and nine months ended September 30, 2021 (Successor) was primarily due to the change of the Company’s valuation allowance on certain deferred tax assets, nondeductible transaction costs, and variations in jurisdictional earnings in the period from January 1, 2020 through January 31, 2020 (Predecessor).

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

Accordingly, in any period, the Company does not recognize a significant amount of revenues from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenues recognized during the three and nine months ended September 30, 2021 (Successor), the three months ended September 30, 2020 (Successor), the period from February 1, 2020 through September 30, 2020 (Successor), and the period from January 1, 2020 through January 31, 2020 (Predecessor) were immaterial.

Disaggregation of revenues

The Company bases revenues by geographic region in which the revenues and invoicing are recorded. The following summarizes revenues by geographical region (in thousands):

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 1, 2020 through September 30, 2020	Period from January 1, 2020 through January 31, 2020
Revenues
North America	$158,972	$125,757	$421,795	$285,823	$32,411
International	35,595	11,991	82,237	32,335	4,665
Eliminations	(1,700)	(970)	(4,269)	(2,333)	(291)
Total revenues	$192,867	$136,778	$499,763	$315,825	$36,785

Contract assets and liabilities

The contract asset balance was $11.6 million and $4.2 million as of September 30, 2021 (Successor) and December 31, 2020 (Successor), respectively, and is included in accounts receivable, net in the accompanying condensed consolidated balance sheets. The contract liability balance was $0.5 million and $0.4 million as of September 30, 2021 (Successor) and December 31, 2020 (Successor), respectively, and is included in deferred revenue in the accompanying condensed consolidated balance sheets. An immaterial amount of revenue was recognized in the current period related to the beginning balance of deferred revenue.

Concentrations

The Company did not have any customers which represented 10% or more of consolidated revenues for the three and nine months ended September 30, 2021 (Successor) and the period from January 1, 2020 through January 31, 2020 (Predecessor). The Company had one customer which represented approximately 12% and 11% of consolidated revenues for the three months ended September 30, 2020 (Successor) and for the period from February 1, 2020 through September 30, 2020 (Successor), respectively. No other customer represented 10% or more of revenue for such periods. Additionally, the Company did not have any customers which represented 10% or more of consolidated accounts receivable, net for any period presented. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods.

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

Share-based compensation expense is recognized in cost of services, product and technology expense, and selling, general, and administrative expense, in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 1, 2020 through September 30, 2020	Period from January 1, 2020 through January 31, 2020
Share-based compensation expense
Cost of services	$3	$28	$76	$69	$156
Product and technology expense	55	50	176	127	—
Selling, general, and administrative expense	1,285	452	4,317	1,135	3,820
Total share-based compensation expense	$1,343	$530	$4,569	$1,331	$3,976

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

Successor Plan

Awards issued under the Successor Plan consist of options and profits interests and vest based on two criteria (50% each): (1) Time — awards vest over five years at a rate of 20% per year; and (2) Performance — awards vest based upon a combination of the five year time vesting, subject to the Company’s investors receiving a targeted money-on-money return. Options issued under the Successor Plan generally expire ten years after the grant date. No awards were issued under the plan during the period from January 1, 2021 through September 30, 2021 (Successor).

Prior to the IPO, the fair value for awards granted during the period from February 1, 2020 through September 30, 2020 (Successor) was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighed average assumptions:

	2020 Class B	2020 Class C
Expected stock price volatility	30.57%	30.08%
Risk-free interest rate	1.36%	1.47%
Expected term (in years)	6.25	6.25
Estimated fair-value of the underlying unit	$10.00	$10.00

A summary of the profits interest unit activity under the Successor Plan for the period from January 1, 2021 to September 30, 2021 (Successor) is as follows:

		Class C Units
December 31, 2020	Grants outstanding	3,858,048
	Exchanged for common stock in the Company	(411,720)
	Exchanged for restricted stock in the Company	(3,446,328)
September 30, 2021	Grants outstanding	—

A summary of the option unit activity under the Successor Plan for the period from January 1, 2021 to September 30, 2021 (Successor) is as follows:

		Options	Weighted Average Exercise Price
December 31, 2020	Grants outstanding	2,733,734	$10.06
	Exercised	(24,112)	$10.00
	Forfeited	(107,168)	$10.00
	Exchanged for options in the Company	(2,602,454)	$10.07
September 30, 2021	Grants outstanding	—

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

		Options	Weighted Average Exercise Price
December 31, 2020	Grants outstanding	—	$—
	Grants issued in exchange for options in the Company’s Parent	3,938,491	$6.65
	Grants exercised	(28,262)	$6.61
	Grants cancelled/forfeited	(283,816)	$6.61
September 30, 2021	Grants outstanding	3,626,413	$6.63
September 30, 2021	Grants vested	349,018	$6.61
September 30, 2021	Grants unvested	3,277,395	$6.63

2021 Equity Plan

In connection with the IPO, the Company adopted the 2021 Equity Plan. The 2021 Equity Plan is intended to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders. The 2021 Equity Plan provides for the grant of awards of stock options, stock appreciation rights, restricted shares, and restricted stock units, and other equity-based or cash-based awards as determined by the Company’s Compensation Committee. The 2021 Equity Plan has a total of 17,525,000 shares of common stock reserved. The number of reserved shares automatically increases on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030 in an amount equal to the lesser of (x) 2.5% of the total number of shares of common stock outstanding on the last day of the immediately preceding calendar year and (y) a number of shares as determined by the Board of Directors. As of September 30, 2021, 11,339,126 shares were available for issuance under the 2021 Equity Plan.

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

A summary of the option activity under the 2021 Equity Plan for the period from June 21, 2021 (the effective date of the 2021 Equity Plan) to September 30, 2021 (Successor) is as follows:

		Options	Weighted Average Exercise Price
June 21, 2021	Grants outstanding	—	$—
	Grants issued	3,222,790	$15.00
September 30, 2021	Grants outstanding	3,222,790	$15.00
September 30, 2021	Grants vested	343,926	$15.00
September 30, 2021	Grants unvested	2,878,864	$15.00

The fair value for options granted under the 2021 Equity Plan during the period from June 21, 2021 to September 30, 2021 (Successor) was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighed average assumptions:

Options
Expected stock price volatility	38.60%
Risk-free interest rate	1.02%
Expected term (in years)	5.84
Estimated fair-value of the underlying unit	$15.00

Restricted Stock Units

Restricted stock units (“RSU”) issued under the 2021 Equity Plan generally vested over three years at a rate of one-third per year.

A summary of the RSU activity under the 2021 Equity Plan for the period from June 21, 2021 to September 30, 2021 (Successor) is as follows:

		Shares
June 21, 2021	Nonvested RSUs	—
	Granted	45,000
	Vested	—
September 30, 2021	Nonvested RSUs	45,000

Restricted Stock

The following table summarizes the restricted stock issued by the Company. These include grants of unvested Successor profits interests grants that were converted into restricted stock as described above, as well as restricted stock issued to new recipients. The restricted stock granted as a result of the conversion of Successor profits interests retain the vesting attributes (including original service period vesting start date) of the original award. A summary of the restricted stock activity under the 2021 Equity Plan for the period from June 21, 2021 to September 30, 2021 (Successor) is as follows:

		Shares
June 21, 2021	Nonvested restricted stock	—
	Grants issued in exchange for unvested profits interests in the Company’s Parent	2,918,084
	Vested	—
September 30, 2021	Nonvested restricted stock	2,918,084

As of September 30, 2021 (Successor), the Company had approximately $33.1 million of unrecognized pre-tax noncash compensation expense, comprised of approximately $10.4 million related to restricted stock agreements, $0.6 million related to restricted stock units, and approximately $22.1 million related to stock options, which the Company expects to recognize over a weighted average period of 3.3 years.

2021 Employee Stock Purchase Plan

On June 25, 2021, in connection with the IPO, the Company adopted the First Advantage Corporation 2021 Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation to acquire Company stock during designated offering periods. During each offering period, there will be one six-month purchase period, which will have the same duration and coincide with the length of the offering period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. There were no stock employee purchase offerings during the three and nine months ended September 30, 2021 (Successor) and accordingly no eligible employees were enrolled in the ESPP during the three and nine months ended September 30, 2021 (Successor).

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

As of September 30, 2021, no preferred stock had been issued and 152,870,750 shares of common stock were issued and outstanding.

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

For all pending matters, the Company believes it has meritorious defenses and intends to defend vigorously or otherwise seek indemnification from other parties as appropriate. However, the Company has recorded a liability of $8.1 million at September 30, 2021 (Successor) and December 31, 2020 (Successor) for matters that it believes a loss is both probable and estimable. This is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

In June 2014 and September 2015, two separate class action cases were filed against the Company in the State of California. The two cases are now being coordinated together under a single judge and a settlement agreement has been agreed to, pending final court approval. As a result, the Company has recorded a total liability of $6.3 million for these two cases at September 30, 2021 (Successor) and December 31, 2020 (Successor). This liability represents the Company’s agreed-upon settlement amount and related class action administrative fees. Additionally, the Company maintains liability insurance programs to manage its litigation risks and the Company’s insurers have agreed to a single deductible to be applied to the two cases. As a result, the Company has recorded a total insurance recoverable asset of $2.2 million for these two cases at September 30, 2021 (Successor) and December 31, 2020 (Successor), which represents the portion of the legal settlement and legal fees incurred expected to be recovered from the Company’s insurers. This is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

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

Note 14. Net Income (Loss) Per Share

For the period from January 1, 2020 through January 31, 2020 (Predecessor), the Company had Class B options, Class C options, and Class C profits interests issued under the Predecessor Plan. The potentially dilutive securities outstanding during this period had an anti-dilutive effect and were therefore not included in the calculation of diluted net (loss) per unit for the period. For Successor periods, basic weighted-average shares outstanding excludes nonvested restricted stock. Diluted weighted average shares outstanding, is similar to basic weighted-average shares outstanding, except that the weighted-average number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common share had been issued, including the dilutive impact of nonvested restricted stock. The Company did not have any potentially dilutive securities during the period from February 1, 2020 through September 30, 2020 (Successor). Basic and diluted net income (loss) per share was calculated as follows:

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 1, 2020 through September 30, 2020	Period from January 1, 2020 through January 31, 2020
Basic net income (loss) per share	$0.11	$(0.03)	$0.00	$(0.32)	n/a
Diluted net income (loss) per share	$0.11	$(0.03)	$0.00	$(0.32)	n/a
Numerator:
Net income (loss) (in thousands)	$16,285	$(3,452)	$666	$(41,632)	n/a
Denominator:
Weighted average number of shares outstanding - basic	149,943,998	130,000,000	137,232,289	130,000,000	n/a
Add options and restricted stock units to purchase units	2,456,421	—	938,199	—	n/a
Weighted average number of shares outstanding - diluted	152,400,419	130,000,000	138,170,488	130,000,000	n/a
Basic net (loss) per unit	n/a	n/a	n/a	n/a	$(0.24)
Diluted net (loss) per unit	n/a	n/a	n/a	n/a	$(0.24)
Numerator:
Net (loss)	n/a	n/a	n/a	n/a	$(36,530)
Denominator:			n/a
Weighted average units outstanding - basic	n/a	n/a	n/a	n/a	149,686,460
Add options and restricted stock units to purchase units	n/a	n/a	n/a	n/a	—
Weighted average units outstanding - diluted	n/a	n/a	n/a	n/a	149,686,460

Note 15. Subsequent Events

On November 5, 2021, the Company entered into a definitive agreement to acquire 100% of the equity interest of Corporate Screening Services, Inc. (“Corporate Screening”), a U.S.-based healthcare and higher education focused screening and compliance solutions provider headquartered in Cleveland, Ohio. This acquisition strengthens the Company's healthcare and higher education solutions by adding technology and expertise tailored to those customers.

On November 6, 2021, the Company entered into a definitive agreement to acquire 100% of the equity interest of MultiLatin Advisors, S.A. de C.V. (“MultiLatin”), a Mexico-based background screening and verifications provider. This acquisition strategically expands the Company’s presence in Latin America.

These cash transactions have a total purchase price of approximately $41.2 million and are expected to be completed in the fourth quarter of 2021, subject to customary closing conditions and working capital adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of First Advantage Corporations’ financial condition and results of operations is provided as a supplement to the condensed consolidated financial statements for the three and nine months ended September 30, 2021, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement on Form S-1, originally filed with the SEC on May 28, 2021, as amended (Reg. No. 333-256622).

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

These forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Such risks and uncertainties include, but are not limited to, the following: the impact of COVID-19 and related risks on our results of operations, financial position and/or liquidity; our operations in a highly regulated industry and the fact that we are subject to numerous and evolving laws and regulations, including with respect to personal data and data security; our reliance on third-party data providers; negative changes in external events beyond our control, including our customers’ onboarding volumes, economic drivers which are sensitive to macroeconomic cycles, and the COVID-19 pandemic; potential harm to our business, brand and reputation as a result of security breaches, cyber-attacks or the mishandling of personal data; liability and litigation due to the sensitive and privacy-driven nature of our products and solutions, which could be costly and time-consuming to defend and may not be fully covered by insurance; the continued integration of our platforms and solutions with human resource providers such as applicant tracking systems and human capital management systems as well as our relationships with such human resource providers; risks relating to public opinion, which may be magnified by incidents or adverse publicity concerning our industry or operations; our contracts with our customers, which do not guarantee exclusivity or contracted volumes; our reliance on third-party vendors to carry out certain portions of our operations; disruptions, outages or other errors with our technology and network infrastructure, including our data centers, servers and third-party cloud and internet providers and our migration to the cloud; disruptions at our Global Operating Center and other operating centers; operating in a penetrated and competitive market; our ability to obtain, maintain, protect and enforce our intellectual property and other proprietary information; our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations; our Sponsor (Silver Lake Group, L.L.C., together with its affiliates, successors and assignees) controls us and may have interests that conflict with ours or those of our stockholders; our ability to maintain, protect and enforce the confidentiality of our trade secrets; the use of open-source software in our applications; the indemnification provisions in our contracts with our customers and third-party data suppliers; our ability to identify attractive targets or successfully complete such transactions; our international business; our dependence on the service of our key executive and other employees, and our ability to find and retain qualified employees; seasonality in our operations from quarter to quarter; failure to comply with anti-corruption laws and regulations; and changing interpretations of tax laws.

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
•
“pro forma” or “pro forma basis” means giving effect to the Silver Lake Transaction and the related financing, which occurred on January 31, 2020 and is further described below; and
•
“Silver Lake” means Silver Lake Group, L.L.C., together with its affiliates, successors, and assignees.

Website and Social Media Disclosure

We use our websites (https://fadv.com/ and https://investors.fadv.com/) to distribute company information. The information we post on our websites may be deemed material. Accordingly, investors should monitor our websites, in addition to following our press releases, filings with the Securities and Exchange Commission (“SEC”) and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about First Advantage when you enroll your email address by visiting the “Email Alerts” section of our website at https://investors.fadv.com/. The contents of our websites and social media channels are not, however, a part of this Quarterly Report on Form 10-Q.

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

We generated revenues of $192.9 million for the three months ended September 30, 2021 (Successor), as compared to $136.8 million for the three months ended September 30, 2020 (Successor). For the nine months ended September 30, 2021 (Successor), we generated revenues of $499.8 million, as compared to $352.6 million for the nine months ended September 30, 2020, on a pro forma basis to give effect to the Silver Lake Transaction. These increases were driven by the improvement in the overall economy and hiring market, as well as the addition of a number of large new customers, upselling and cross-selling existing customers, and strong, broad-based demand across our existing customer base. We have experienced additional increases as a result of the UK screening business acquisition which closed on March 31, 2021. Approximately 84% of our 2021 revenues for the nine months ended September 30, 2021 was generated in North America, predominantly in the U.S., while the remaining 16% was generated internationally. Other than the United States, no single country accounted for 10% or more of our total revenues during the three and nine months ended September 30, 2021 (Successor). Please refer to “Results of Operations” for further details.

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

To facilitate comparability across periods, we have presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section certain financial information on a pro forma basis, giving pro forma effect to the Silver Lake Transaction as if it had occurred on January 1, 2020. Please refer to “Results of Operations” for further details.

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

Recent Developments

Initial Public Offering

On June 25, 2021, the Company completed its IPO in which it sold 22,856,250 shares of its common stock, including 2,981,250 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, $0.001 par value per share (the “Common Stock”) at an offering price of $15.00 per share, resulting in net proceeds to us of $316.5 million, after deducting the underwriting discount of $22.3 million and offering expenses of $4.0 million, $0.2 million of which was not paid as of September 30, 2021. Additionally, certain existing stockholders sold an aggregate of 6,468,750 shares, including 843,750 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares.

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

We believe providers with large exposure to apparel, airline, hotel, in-person food & beverage, and SMB customers were heavily impacted during 2020 after COVID-19 driven lockdowns and other measures were taken. There were varying degrees of recovery across these sectors in 2020. First Advantage’s revenues declined approximately 14% year-over-year in the second quarter of 2020 as customers reduced order volumes at the onset of the pandemic. In particular, we saw greater revenue declines among our international customers. In response, we enacted hiring reductions, reduced flexible labor, and took other precautionary cost actions. We quickly mobilized our global operations to transition to a work-from-home model and prioritized our order processing capacity to meet the volume demands of customers that still had strong hiring volume. For a short period of time at the onset of the pandemic, we experienced operational disruptions due to court closures and unavailability of certain data sources that resulted in longer turnaround times and depending on our customers’ preferences, delayed or required modification of customer deliverables. We also incurred incremental costs of approximately $0.9 million in 2020 and $0.2 million in the nine months ended September 30, 2021 in connection with the COVID-19 pandemic, including costs related to furloughs and severance, increased overtime, and personal protective equipment.

Despite the pandemic and high U.S. unemployment rates, our business recovered in the third quarter of 2020. Our recovery and growth has been driven by our focus on and strength with Enterprise customers in diverse and durable sectors such as e-commerce, essential retail, transportation and home delivery, and new customer wins. We were also nimble in launching new products in response to COVID-19, such as virtual drug testing. We believe that a continued economic rebound will help drive strong hiring volumes and screening demand globally.

Recently Issued Accounting Standards

See Note 2 to the condensed consolidated financial statements for disclosure of the impact that recent accounting pronouncements may have on the condensed consolidated financial statements.

Components of our Results of Operations

Revenues

The Company derives revenues from a variety of screening and adjacent products that cover phases from pre-onboarding screening to post-onboarding screening after the employees, contractors, contingent workers, tenants, and drivers have been onboarded. We generally classify our products and solutions into three major categories: pre-onboarding, post-onboarding, and adjacent products, each of which is enabled by our technology platform, proprietary databases, and data analytics capabilities. Pre-onboarding products, which comprise the substantial majority of our revenues, are comprised of an extensive array of products that customers typically utilize to enhance their evaluation process and ensure compliance with their onboarding criteria from the time a job or other application is submitted to an applicant’s successful onboarding. Post-onboarding products are comprised of continuous monitoring and re-screening solutions to help our customers keep their end customers, workforces, and other stakeholders safe, productive, and compliant. Adjacent products include products that complement our pre-onboarding and post-onboarding solutions such as fleet / vehicle compliance, tax credits and incentives, resident / tenant screening, and investigative screening.

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
•
Selling, General, and Administrative Expense: Consists of sales, customer success, marketing, and general and administrative expenses. Sales, customer success, and marketing consists primarily of employee compensation such as salaries, bonuses, sales commissions, stock-based compensation, and other employee benefits for our verticalized Sales and Customer Success teams. General and administrative expenses include travel expenses and various corporate functions including finance, human resources, legal, and other administrative roles, in addition to certain professional service fees and expenses incurred in connection with our IPO and now as a public company. We expect our selling, general, and administrative expenses to increase in the short-term, primarily as a result of additional public company related reporting and compliance costs. Over the long-term, we expect our selling, general, and administrative expenses to decrease as a percentage of revenues as we leverage our past investments.
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

We have a flexible cost structure that allows our business to adjust quickly to the impacts of macroeconomic events and scale to meet the needs of large new customers. Operating expenses are influenced by the amount of revenue and mix of customers that contribute to our revenues for any given period. As revenues grow, we would generally expect cost of services to grow in a similar fashion, albeit influenced by the effects of automation, productivity, and other efficiency initiatives as well as customer and product mix shifts. We regularly review expenses and investments in the context of revenue growth and any shifts we see in cost of services in order to align with our overall financial objectives. While we expect operating expenses to increase in absolute dollars to support our continued growth, we believe that operating expenses will decline gradually as a percentage of total revenues in the future as our business grows and our operating efficiency continues to improve.

Other Expense (Income)

Our other expense (income) consists of the following:

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

Provision for Income Taxes

Provision for income taxes consists of domestic and foreign corporate income taxes related to earnings from our sale of services, with statutory tax rates that differ by jurisdiction. Our effective tax rate may be affected by many other factors including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, shifts in the allocation of income earned throughout the world, and changes in overall levels of income before tax. For example, there are several proposals to change the current tax law, including an increase in the U.S. corporate income tax rate from 21% to 28%, doubling the rate of tax on certain earnings of foreign subsidiaries, creation of a 10% penalty on certain imports, and a 15% minimum tax on worldwide book income. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could increase our effective tax rate.

Results of Operations

The comparability of our operating results for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was impacted by our accounting for the Silver Lake Transaction. The period from January 1, 2020 through January 31, 2020 relate to the Predecessor and the period from February 1, 2020 through September 30, 2020 relate to the Successor. To facilitate comparability of the nine months ended September 30, 2021 to the nine months ended September 30, 2020, below we present the combination of consolidated results from January 1, 2020 to September 30, 2020, comprising the Successor consolidated results from February 1, 2020 to September 30, 2020, the Predecessor consolidated results for the period from January 1, 2020 to January 31, 2020 and certain pro forma adjustments that give effect to the Silver Lake Transaction and the related refinancing as if it had occurred on January 1, 2020 (pro forma results for the nine months ended September 30, 2020). The pro forma information below has been prepared on a basis consistent with Article 11 of Regulation S-X, but does not constitute Article 11 pro forma information because it only presents the pro forma nine months ended September 30, 2020, reflecting the Silver Lake Transaction and the related refinancing as if they had occurred as of January 1, 2020. We present the pro forma nine months ended September 30, 2020, to facilitate comparability with the results for the Successor nine months ended September 30, 2020. The information contained below should be read in conjunction with our accompanying historical condensed consolidated financial statements and the related notes.

Comparison of Results of Operations for the three months ended September 30, 2021 (Successor) and September 30, 2020 (Successor) and the nine months ended September 30, 2021 (Successor) compared to the Period from February 1, 2020 through September 30, 2020 (Successor) and the Period from January 1, 2020 through January 31, 2020 (Predecessor)

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 1, 2020 through September 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Nine Months Ended September 30, 2020	Pro Forma Nine Months Ended September 30, 2020
Revenues	$192,867	$136,778	$499,763	$315,825	$36,785	$—	$352,610

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	94,151	67,483	244,964	156,703	20,265	—	176,968
Product and technology expense	11,313	8,343	33,546	20,495	3,189	—	23,684
Selling, general, and administrative expense	27,203	18,907	76,256	46,206	11,235	—	57,441
Depreciation and amortization (a)	35,812	36,756	106,493	97,815	2,105	8,320	108,240
Total operating expenses	168,479	131,489	461,259	321,219	36,794	8,320	366,333
Income (loss) from operations	24,388	5,289	38,504	(5,394)	(9)	(8,320)	(13,723)

Other Expense:
Interest expense (b)	4,734	11,706	22,015	38,405	4,514	(1,228)	41,691
Interest income	(28)	(76)	(140)	(282)	(25)	—	(307)
Loss on extinguishment of debt (c)	—	—	13,938	—	10,533	(10,533)	—
Transaction expenses, change in control (d)	—	—	—	9,423	22,370	(22,370)	9,423
Total other expense	4,706	11,630	35,813	47,546	37,392	(34,131)	50,807
Income (loss) before provision for income taxes	19,682	(6,341)	2,691	(52,940)	(37,401)	25,811	(64,530)
Provision (benefit) for income taxes (e)	3,397	(2,889)	2,025	(11,308)	(871)	6,634	(5,545)
Net income (loss)	$16,285	$(3,452)	$666	$(41,632)	$(36,530)	$19,177	$(58,985)
Net income (loss) margin	8.4%	(2.5)%	0.1%	(13.2)%	(99.3)%	—	(16.7)%

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

Revenues

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 1, 2020 through September 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Nine Months Ended September 30, 2020	Pro Forma Nine Months Ended September 30, 2020
Revenues	$192,867	$136,778	$499,763	$315,825	$36,785	$—	$352,610

Revenues were $192.9 million for the three months ended September 30, 2021 (Successor), compared to $136.8 million for the three months ended September 30, 2020 (Successor). Revenue for the three months ended September 30, 2021 (Successor) increased by $56.1 million, or 41.0%, compared to the three months ended September 30, 2020 (Successor).

The increase in revenues was primarily due to:

•
a net increase of $39.9 million in existing customer revenues, primarily driven by a continued strong, broad-based recovery in demand as compared to the third quarter of 2020 which was negatively impacted by the COVID-19 pandemic, increased revenue growth in key verticals and geographies, and further strengthening in upsell and cross-sell. These existing customer increases were offset by the impact of lost accounts including a large customer re-screening project in 2020 that did not reoccur in 2021,
•
increased revenues of $7.4 million attributable to new customers, and
•
revenues of $8.8 million attributable to the UK screening business acquisition.

Revenues were $499.8 million for the nine months ended September 30, 2021 (Successor), compared to $315.8 million for the period from February 1, 2020 through September 30, 2020 (Successor) and $36.8 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). Revenue for the nine months ended September 30, 2021 (Successor) increased by $147.2 million, or 41.7%, compared to the nine months ended September 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction.

The increase in revenues was primarily driven by:

•
a net increase of $99.9 million in existing customer revenues, primarily driven by a strong, broad-based recovery in demand as compared to the second and third quarters of 2020 which were negatively impacted by the COVID-19 pandemic, increased revenue growth in key verticals and geographies, and on-going strength in upsell and cross-sell. These existing customer increases were offset by the impact of lost accounts,
•
increased revenues of $31.4 million attributable to new customers, and
•
revenues of $15.9 million attributable to the UK screening business acquisition.

The Company experienced high demand among customers in the essential retail, e-commerce, transportation and home delivery, technology and business services, and flexible workforce / staffing verticals through the first three quarters of 2021. Pricing was relatively stable across all periods.

Cost of Services

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
(in thousands, except percentages)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 1, 2020 through September 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Nine Months Ended September 30, 2020	Pro Forma Nine Months Ended September 30, 2020
Revenues	$192,867	$136,778	$499,763	$315,825	$36,785	$—	$352,610
Cost of services	94,151	67,483	244,964	156,703	20,265	—	176,968
Cost of services as a % of revenue	48.8%	49.3%	49.0%	49.6%	55.1%	—	50.2%
Cost of services was $94.2 million for the three months ended September 30, 2021 (Successor), compared to $67.5 million for the three months ended September 30, 2020 (Successor). Cost of services for the three months ended September 30, 2021 (Successor) increased by $26.7 million, or 39.5%, compared to the three months ended September 30, 2020 (Successor).

The increase in cost of services was primarily due to:

•
an increase in variable third-party data expenses of $22.1 million as a direct result of increased revenues, and
•
a $3.7 million increase in personnel related expenses in our operations and customer service functions as a result of additional operational support headcount to process and fulfill the Company’s high levels of order volume growth.

Cost of services as a percentage of revenues was 48.8% for the three months ended September 30, 2021 (Successor), compared to 49.3% for the three months ended September 30, 2020 (Successor). The Company was able to continue to improve cost of services leverage in the third quarter of 2021 as a result of operating efficiencies, leveraging of our proprietary data assets, and robotic process automation which helped control personnel expenses.

Cost of services was $245.0 million for the nine months ended September 30, 2021 (Successor), compared to $156.7 million for the period from February 1, 2020 through September 30, 2020 (Successor) and $20.3 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). Cost of services for the nine months ended September 30, 2021 (Successor) increased by $68.0 million, or 38.4%, compared to the nine months ended September 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction.

The increase in cost of services was primarily due to:

•
an increase in variable third-party data expenses of $57.4 million as a direct result of increased revenues,
•
an $8.1 million increase in personnel related expenses in our operations and customer service functions as a result of additional operational support headcount to process and fulfill the Company’s high levels of order volume growth, particularly in the second and third quarters of 2021. This increase is further impacted by the COVID-19 related personnel and benefit expense reduction actions taken in the second and third quarters of 2020 that did not continue into 2021,
•
foreign currency exchange losses of $0.8 million due to the impact of foreign exchange rate volatility, and
•
a number of cost of services related operating expense increases attributable to the increased revenue volumes experienced in 2021.

The increase in cost of services was partially offset by:

•
a $0.3 million decrease in travel-related expenses due to COVID-19 related restrictions.

Cost of services as a percentage of revenues was 49.0% for the nine months ended September 30, 2021 (Successor), compared to 49.6% for the period from February 1, 2020 through September 30, 2020 (Successor) and 55.1% for the period from January 1, 2020 through January 31, 2020 (Predecessor). The Company was able to continue to improve cost of services leverage in 2021 as a result of operating efficiencies, leveraging our proprietary data assets, and robotic process automation which helped control personnel expenses. We also had reduced travel costs as a result of COVID-19 related restrictions.

Product and Technology Expense

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 1, 2020 through September 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Nine Months Ended September 30, 2020	Pro Forma Nine Months Ended September 30, 2020
Product and technology expense	$11,313	$8,343	$33,546	$20,495	$3,189	$—	$23,684

Product and technology expense was $11.3 million for the three months ended September 30, 2021 (Successor), compared to $8.3 million for the three months ended September 30, 2020 (Successor). Product and technology expense for the three months ended September 30, 2021 (Successor) increased by $3.0 million, or 35.6%, compared to the three months ended September 30, 2020 (Successor).

The increase in product and technology expense was primarily due to:

•
a $1.3 million increase in personnel-related expenses as a result of additional investments made to enhance our product, solutions, and technology platform,
•
a $1.1 million increase in software licensing related expenses, and
•
a $0.6 million increase in professional service fees.

Product and technology expense was $33.5 million for the nine months ended September 30, 2021 (Successor), compared to $20.5 million period from February 1, 2020 through September 30, 2020 (Successor) and $3.2 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). Product and technology expense for the nine months ended September 30, 2021 (Successor) increased by $9.9 million, or 41.6%, compared to the nine months ended September 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction.

The increase in product and technology expense was primarily due to:

•
a $5.7 million increase in personnel-related expenses as a result of additional investments made to enhance our product, solutions, and technology platform,
•
a $3.2 million increase in software licensing related expenses, and
•
a $1.1 million increase in professional service fees.

Selling, General, and Administrative Expense

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 1, 2020 through September 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Nine Months Ended September 30, 2020	Pro Forma Nine Months Ended September 30, 2020
Selling, general, and administrative expense	$27,203	$18,907	$76,256	$46,206	$11,235	$—	$57,441

Selling, general, and administrative expense was $27.2 million for the three months ended September 30, 2021 (Successor), compared to $18.9 million for the three months ended September 30, 2020 (Successor). Selling, general, and administrative expense for the three months ended September 30, 2021 (Successor) increased by $8.3 million, or 43.9%, compared to the three months ended September 30, 2020 (Successor).

Selling, general, and administrative expense increased primarily due to:

•
a $2.4 million increase in personnel related expenses primarily due to additional investments made in the Company's Sales and Customer Success functions, additional headcount related to operating as a public company and COVID-19 related personnel and benefit expense reduction actions taken in 2020 that did not continue into 2021,
•
a $2.2 million increase in professional service fees and insurance expenses incurred related to the Company becoming a publicly traded company and other transactional activities,
•
a $0.8 million increase in stock-based compensation expenses as a result of incremental awards granted in conjunction with the Company’s IPO,
•
a $0.8 million increase in legal expenses (see Note 12 to the condensed consolidated financial statements),
•
a $0.6 million increase in commissions and bonus related expenses due to the Company’s improved operating results in 2021, and
•
a number of other corporate expenses that increased primarily as a result of the Company now being a publicly traded company and COVID-19 related expense reductions in 2020 that did not continue into 2021.

Selling, general, and administrative expense was $76.3 million for the nine months ended September 30, 2021 (Successor), compared to $46.2 million for the period from February 1, 2020 through September 30, 2020 (Successor) and $11.2 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). Selling, general, and administrative expense for the nine months ended September 30, 2021 (Successor) increased by $18.8 million, or 32.8%, compared to the nine months ended September 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction.

Selling, general, and administrative expense increased primarily due to:

•
a $6.2 million increase in professional service fees incurred related to the Company’s IPO, related readiness expenses, and insurance expenses incurred related to the Company becoming a publicly traded company,
•
a $5.3 million increase in commissions and bonus related expenses due to the Company’s improved operating results in 2021,
•
a $4.6 million increase in personnel related expenses primarily due to additional investments made in the Company's Sales and Customer Success functions, additional headcount related to operating as a public company and COVID-19 related personnel and benefit expense reduction actions taken in 2020 that did not continue into 2021,
•
a $1.9 million increase in legal expenses (see Note 12 to the condensed consolidated financial statements), and
•
a number of other corporate expenses that increased primarily as a result of the Company now being a publicly traded company and COVID-19 related expense reductions in 2020 that did not continue into 2021.

The increase in selling, general, and administrative expense was partially offset by:

•
a $0.6 million decrease in stock-based compensation expenses primarily as a result of accelerated vesting related to the Silver Lake Transaction that did not reoccur in 2021, offset by performance related vesting as a result of the IPO and incremental awards granted in conjunction with the Company’s IPO.

Depreciation and Amortization

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 1, 2020 through September 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Nine Months Ended September 30, 2020	Pro Forma Nine Months Ended September 30, 2020
Depreciation and amortization	$35,812	$36,756	$106,493	$97,815	$2,105	$8,320	$108,240

Depreciation and amortization was $35.8 million for the three months ended September 30, 2021 (Successor), compared to $36.8 million for the three months ended September 30, 2020 (Successor). Depreciation and amortization for the three months ended September 30, 2021 (Successor) decreased by $0.9 million, or 2.6%, compared to the three months ended September 30, 2020 (Successor). This decrease was primarily due to the impact of the step up in fair value of property and equipment and intangible assets as a result of the application of purchase accounting related to the Silver Lake Transaction, of which the intangible asset amortization is accelerated based on the relative projected discounted cash flows. This decrease was partially offset by increases in depreciation related to assets placed in service during the three months ended September 30, 2021 (Successor).

Depreciation and amortization was $106.5 million for the nine months ended September 30, 2021 (Successor), compared to $97.8 million for the period from February 1, 2020 through September 30, 2020 (Successor) and $2.1 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). Depreciation and amortization for the nine months ended September 30, 2021 (Successor) decreased by $1.7 million, or 1.6%, compared to the nine months ended September 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction. This decrease was primarily due to the impact of the step up in fair value of property and equipment and intangible assets as a result of the application of purchase accounting related to the Silver Lake Transaction, of which the intangible asset amortization is accelerated based on the relative projected discounted cash flows. This decrease was partially offset by increases in depreciation related to assets placed in service during the nine months ended September 30, 2021 (Successor).

Interest Expense

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 1, 2020 through September 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Nine Months Ended September 30, 2020	Pro Forma Nine Months Ended September 30, 2020
Interest expense	$4,734	$11,706	$22,015	$38,405	$4,514	$(1,228)	$41,691

Interest expense was $4.7 million for the three months ended September 30, 2021 (Successor), compared to $11.7 million for the three months ended September 30, 2020 (Successor). Interest expense for the three months ended September 30, 2021 (Successor) decreased by $7.0 million, or 59.6%, compared to the three months ended September 30, 2020 (Successor).

The decrease was primarily due to the impact of the Company’s February 2021 refinancing of the Successor First Lien Credit Facility and early repayment of the Successor Second Lien Credit Facility, resulting in interest rate savings due to lower principal and more favorable interest rate margins.

Interest expense was $22.0 million for the nine months ended September 30, 2021 (Successor), compared to $38.4 million for the period from February 1, 2020 through September 30, 2020 (Successor) and $4.5 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). Interest expense for the nine months ended September 30, 2021 (Successor) decreased by $19.7 million, or 47.2%, compared to the nine months ended September 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction.

This decrease in interest expense for the nine months ended September 30, 2021 (Successor), compared to the period from February 1, 2020 through September 30, 2020 (Successor) and for the period from January 1, 2020 through January 31, 2020 (Predecessor) was primarily due to the impact of the Company’s February 2021 refinancing of the Successor First Lien Credit Facility and early repayment of the Successor Second Lien Credit Facility, resulting in interest rate savings due to lower principal and more favorable interest rate margins. This decrease was partially offset by a one-time increase in interest expense associated with the repayment of $200.0 million of the Successor First Lien Credit Facility, in conjunction with the Company’s IPO, resulting in accelerated amortization of the related deferred financing costs.

Interest Income

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 1, 2020 through September 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Nine Months Ended September 30, 2020	Pro Forma Nine Months Ended September 30, 2020
Interest income	$(28)	$(76)	$(140)	$(282)	$(25)	$—	$(307)

Interest income was $0.0 million for the three months ended September 30, 2021 (Successor), compared to $0.1 million for the three months ended September 30, 2020 (Successor). Interest income for the three months ended September 30, 2021 (Successor) decreased by a nominal amount, compared to the three months ended September 30, 2020 (Successor).

Interest income was $(0.1) million for the nine months ended September 30, 2021 (Successor), compared to $(0.3) million for the period from February 1, 2020 through September 30, 2020 (Successor) and $0.0 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). Interest income for the nine months ended September 30, 2021 (Successor) decreased by $0.2 million, or 54.4%, compared to the nine months ended September 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction.

Interest income decreases were primarily due to general decreases in interest rates.

Loss on Extinguishment of Debt

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 1, 2020 through September 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Nine Months Ended September 30, 2020	Pro Forma Nine Months Ended September 30, 2020
Loss on extinguishment of debt	$—	$—	$13,938	$—	$10,533	$(10,533)	$—

Loss on extinguishment of debt for the nine months ended September 30, 2021 (Successor) relates to expenses stemming from the write-off of debt issuance costs associated with the February 2021 refinancing of the Successor First Lien Credit Facility and early repayment of the Successor Second Lien Credit Facility.

Loss on extinguishment of debt for the period from January 1, 2020 through January 31, 2020 (Predecessor), relates to expenses stemming from the write-off of debt issuance costs as a result of prepayment of the Company’s outstanding debt obligations in connection with the Silver Lake Transaction.

Transaction Expenses, Change in Control

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 1, 2020 through September 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Nine Months Ended September 30, 2020	Pro Forma Nine Months Ended September 30, 2020
Transaction expenses, change in control	$—	$—	$—	$9,423	$22,370	$(22,370)	$9,423

Transaction expenses, change in control relate solely to costs relating to the Silver Lake Transaction that are recorded on our books and are therefore only included in our results of operations for the period from February 1, 2020 through September 30, 2020 (Successor) and for the period from January 1, 2020 through January 31, 2020 (Predecessor).

Provision for Income Taxes

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 1, 2020 through September 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Nine Months Ended September 30, 2020	Pro Forma Nine Months Ended September 30, 2020
Provision (benefit) for income taxes	$3,397	$(2,889)	$2,025	$(11,308)	$(871)	$6,634	$(5,545)

Our provision for income taxes was $3.4 million for the three months ended September 30, 2021 (Successor), compared to a (benefit) for income taxes of $(2.9) million for the three months ended September 30, 2020 (Successor). Our provision for income taxes for the three months ended September 30, 2021 (Successor) increased by $6.3 million, or 217.6%, compared to the three months ended September 30, 2020 (Successor).

The increase in our provision for income taxes was primarily due to the increase of the foreign tax expense during the three months ended September 30, 2021 (Successor) as a result of an increase in taxable income in various jurisdictions.

Our provision (benefit) for income taxes was $2.0 million for the nine months ended September 30, 2021 (Successor), compared to $(11.3) million for the period from February 1, 2020 through September 30, 2020 (Successor) and $(0.9) million for the period from January 1, 2020 through January 31, 2020 (Predecessor). Our provision for income taxes for the nine months ended September 30, 2021 (Successor) increased by $7.6 million, or 136.5%, compared to the nine months ended September 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction.

The increase in our provision for income taxes was primarily due to the reversal of our valuation allowance after the Silver Lake Transaction during the period from February 1, 2020 through September 30, 2020 (Successor), the additional tax expense incurred associated with an increase to UK deferred tax liabilities due to an increase in the UK corporate tax rate and increased foreign tax expense incurred as a result of taxable income increase in certain jurisdictions during the nine months ended September 30, 2021 (Successor). These increases were partially offset by benefits from research and development tax credits and a favorable discrete adjustment from the finalization of the 2020 income tax returns.

Net Income (Loss) and Net Income (Loss) Margin

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
(in thousands, except percentages)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 1, 2020 through September 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Nine Months Ended September 30, 2020	Pro Forma Nine Months Ended September 30, 2020
Net income (loss)	$16,285	$(3,452)	$666	$(41,632)	$(36,530)	$19,177	$(58,985)
Net income (loss) margin	8.4%	(2.5)%	0.1%	(13.2)%	(99.3)%	—	(16.7)%

Net income was $16.3 million for the three months ended September 30, 2021 (Successor), compared to a net (loss) of $(3.5) million for the three months ended September 30, 2020 (Successor). Net income for the three months ended September 30, 2021 (Successor) increased by $19.7 million compared to the three months ended September 30, 2020 (Successor).

Net income (loss) margin was 8.4% for the three months ended September 30, 2021 (Successor), compared to (2.5)% the three months ended September 30, 2020 (Successor).

The improvement in our net income (loss) margin is attributable to our ability to leverage operating efficiencies to control our overall expenses while increasing revenue and our reduction in interest expense as a result of the February 2021 refinancing.

Net income was $0.7 million for the nine months ended September 30, 2021 (Successor), compared to a net (loss) of $(41.6) million for the period from February 1, 2020 through September 30, 2020 (Successor) and $(36.5) million for the period from January 1, 2020 through January 31, 2020 (Predecessor). Net income for the nine months ended September 30, 2021 (Successor) increased by $59.7 million, or 101.1%, compared to the nine months ended September 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction, due to the factors described above.

Net income (loss) margin was 0.1% for the nine months ended September 30, 2021 (Successor), compared to (13.2)% for the period from February 1, 2020 through September 30, 2020 (Successor) and (99.3)% for the period from January 1, 2020 through January 31, 2020 (Predecessor). Net income (loss) margin for the nine months ended September 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction, was (16.7)%.

The improvement in our net income (loss) margin is attributable to our ability to leverage operating efficiencies to control our overall expenses while increasing revenue and our reduction in interest expense as a result of the February 2021 refinancing.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Management believes that Adjusted EBITDA is a strong indicator of our overall operating performance and is useful to management and investors as a measure of comparative operating performance from period to period. We define Adjusted EBITDA as net income before interest, taxes, depreciation, and amortization, and as further adjusted for loss on extinguishment of debt, share-based compensation, transaction and acquisition-related charges, integration and restructuring charges, and other non-cash charges. We exclude the impact of share-based compensation because it is a non-cash expense and we believe that excluding this item provides meaningful supplemental information regarding performance and ongoing cash generation potential. We exclude loss on extinguishment of debt, transaction and acquisition related charges, integration and restructuring charges, and other charges because such expenses are episodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis.

Adjusted EBITDA was $63.9 million for the three months ended September 30, 2021 (Successor) and represented an Adjusted EBITDA Margin of 33%. Adjusted EBITDA was $43.3 million for the three months ended September 30, 2020 (Successor) and represented an Adjusted EBITDA Margin of 32%. Adjusted EBITDA for the three months ended September 30, 2021 (Successor) increased by $20.7 million, or 48%, compared to the three months ended September 30, 2020 (Successor).

Adjusted EBITDA was $156.9 million for the nine months ended September 30, 2021 (Successor) and represented an Adjusted EBITDA Margin of 31%. Adjusted EBITDA was $95.1 million and $7.0 million for the period from February 1, 2020 through September 30, 2020 (Successor) and the period January 1, 2020 through January 31, 2020 (Predecessor), respectively. This represented an Adjusted EBITDA Margin of 30% and 19% for the period from February 1, 2020 through September 30, 2020 (Successor) and the period January 1, 2020 through January 31, 2020 (Predecessor), respectively. On a pro forma basis after giving effect to the Silver Lake Transaction, Adjusted EBITDA was $102.2 million for the nine months ended September 30, 2020 and represented an Adjusted EBITDA Margin of 29%. Adjusted EBITDA for the nine months ended September 30, 2021 (Successor) increased by $54.7 million, or 54%, compared to the nine months ended September 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction.

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

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 1, 2020 through September 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Nine Months Ended September 30, 2020	Pro Forma Nine Months Ended September 30, 2020
Net income (loss)	$16,285	$(3,452)	$666	$(41,632)	$(36,530)	$19,177	$(58,985)
Interest expense, net	4,706	11,630	21,875	38,123	4,489	(1,228)	41,384
Provision for income taxes	3,397	(2,889)	2,025	(11,308)	(871)	6,634	(5,545)
Depreciation and amortization	35,812	36,756	106,493	97,815	2,105	8,320	108,240
Loss on extinguishment of debt	—	—	13,938	—	10,533	(10,533)	—
Share-based compensation	1,343	530	4,569	1,331	3,976	—	5,307
Transaction and acquisition-related charges (a)	2,144	56	6,510	9,578	22,840	(22,370)	10,048
Integration and restructuring charges(b)	63	26	584	288	327	—	615
Other(c)	194	630	196	936	153	—	1,089
Adjusted EBITDA	$63,944	$43,287	$156,856	$95,131	$7,022	$—	$102,153

(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally, the three and nine months ended September 30, 2021 (Successor) includes incremental professional service fees incurred related to the initial public offering.
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

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 1, 2020 through September 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Nine Months Ended September 30, 2020	Pro Forma Nine Months Ended September 30, 2020
Adjusted EBITDA	$63,944	$43,287	$156,856	$95,131	$7,022	$—	$102,153
Revenues	192,867	136,778	499,763	315,825	36,785	—	352,610
Adjusted EBITDA Margin	33%	32%	31%	30%	19%	—	29%

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Similar to Adjusted EBITDA, management believes that Adjusted Net Income is a strong indicator of our overall operating performance and is useful to our management and investors as a measure of comparative operating performance from period to period. We define Adjusted Net Income for a particular period as net income before taxes adjusted for debt-related costs, acquisition-related depreciation and amortization, share-based compensation, transaction and acquisition related charges, integration and restructuring charges, and other non-cash charges, to which we then apply the related effective tax rate. We define Adjusted Diluted Earnings Per Share as Adjusted Net Income divided by adjusted weighted average number of shares outstanding—diluted.

Adjusted Net Income was $42.2 million for the three months ended September 30, 2021 (Successor), compared to $22.3 million for the three months ended September 30, 2020 (Successor). Adjusted Net Income for the three months ended September 30, 2021 (Successor) increased by $19.9 million, or 89%, compared to the three months ended September 30, 2020 (Successor).

Adjusted Diluted Earnings Per Share was $0.28 for the three months ended September 30, 2021 (Successor), compared to $0.17 for three months ended September 30, 2020 (Successor). Adjusted Diluted Earnings Per Share for the three months ended September 30, 2021 (Successor) increased by $0.11, or 65%, compared to the three months ended September 30, 2020 (Successor).

Adjusted Net Income was $95.9 million for the nine months ended September 30, 2021 (Successor), compared to $39.1 million for the period from February 1, 2020 through September 30, 2020 (Successor) and $1.4 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). On a pro forma basis giving effect to the Silver Lake Transaction, Adjusted Net Income was $41.2 million for the nine months ended September 30, 2020. Adjusted Net Income for the nine months ended September 30, 2021 (Successor) increased by $54.6 million, or 133%, compared to the nine months ended September 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction.

Adjusted Diluted Earnings Per Share was $0.69 for the nine months ended September 30, 2021 (Successor), compared to $0.30 for the period from February 1, 2020 through September 30, 2020 (Successor) and $0.01 for the period from January 1, 2020 through January 31, 2020 (Predecessor). On a pro forma basis giving effect to the Silver Lake Transaction, Adjusted Diluted Earnings Per Share was $0.32 for the nine months ended September 30, 2020. Adjusted Diluted Earnings Per Share for the nine months ended September 30, 2021 (Successor) increased by $0.37, or 116%, compared to the nine months ended September 30, 2020, on a pro forma basis after giving effect to the Silver Lake Transaction.

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

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 1, 2020 through September 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Nine Months Ended September 30, 2020	Pro Forma Nine Months Ended September 30, 2020
Net income (loss)	$16,285	$(3,452)	$666	$(41,632)	$(36,530)	$19,177	$(58,985)
Provision for income taxes	3,397	(2,889)	2,025	(11,308)	(871)	6,634	(5,545)
Income (loss) before provision for income taxes	19,682	(6,341)	2,691	(52,940)	(37,401)	25,811	(64,530)
Debt-related costs(a)	437	889	19,703	2,344	11,102	(10,803)	2,643
Acquisition-related depreciation and amortization(b)	31,749	34,223	95,047	91,149	848	8,320	100,317
Share-based compensation	1,343	530	4,569	1,331	3,976	—	5,307
Transaction and acquisition-related charges(c)	2,144	56	6,510	9,578	22,840	(22,370)	10,048
Integration and restructuring charges(d)	63	26	584	288	327	—	615
Other(e)	194	630	196	936	153	—	1,089
Adjusted Net Income before income tax effect	55,612	30,013	129,300	52,686	1,845	958	55,489
Less: Income tax effect(f)	13,443	7,713	33,431	13,540	474	246	14,260
Adjusted Net Income	$42,169	$22,300	$95,869	$39,146	$1,371	$712	$41,229

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

	Three-Month Period		Nine-Month Period

	Successor				Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Period from February 1, 2020 through September 30, 2020	Period from January 1, 2020 through January 31, 2020	Pro Forma Adjustments for the Nine Months Ended September 30, 2020	Pro Forma Nine Months Ended September 30, 2020
Diluted net income (loss) per share (GAAP)	$0.11	$(0.03)	$0.00	$(0.32)	$(0.24)	$0.15	$(0.45)
Adjusted Net Income adjustments per share
Income taxes	0.02	(0.02)	0.01	(0.09)	(0.01)	0.05	(0.04)
Debt-related costs (a)	0.00	0.01	0.14	0.02	0.07	(0.08)	0.02
Acquisition-related depreciation and amortization (b)	0.21	0.26	0.69	0.70	0.01	0.06	0.77
Share-based compensation	0.01	0.00	0.03	0.01	0.03	—	0.04
Transaction and acquisition related charges (c)	0.01	0.00	0.05	0.07	0.15	(0.17)	0.08
Integration and restructuring charges (d)	0.00	0.00	0.00	0.00	0.00	—	0.00
Other (e)	0.00	0.00	0.00	0.01	0.00	—	0.01
Adjusted income taxes (f)	(0.09)	(0.06)	(0.24)	(0.10)	(0.00)	(0.00)	(0.11)
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.28	$0.17	$0.69	$0.30	$0.01	$0.01	$0.32

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP)	152,400,419	130,000,000	138,170,488	130,000,000	149,686,460	130,000,000	130,000,000
Options and restricted stock not included in weighted average number of shares outstanding—diluted (GAAP) (using treasury stock method)	—	—	—	—	—	—	—
Adjusted weighted average number of shares outstanding—diluted (Non-GAAP)	152,400,419	130,000,000	138,170,488	130,000,000	149,686,460	130,000,000	130,000,000

(a)
Represents the loss on extinguishment of debt and non-cash interest expense related to the amortization of debt issuance costs for the financing for the Silver Lake Transaction.
(b)
Represents the depreciation and amortization expense related to intangible assets and developed technology assets recorded due to the application of ASC 805, Business Combinations.
(c)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally, the three and nine months ended September 30, 2021 (Successor) includes incremental professional service fees incurred related to the initial public offering.
(d)
Represents charges from organizational restructuring and integration activities outside of the ordinary course of business.
(e)
Represents non-cash and other charges primarily related to legal exposures inherited from legacy acquisitions, foreign currency (gains) losses, and (gains) losses on the sale of assets.
(f)
Effective tax rates of 25.7%, 24.2%, and 25.9% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the 2020 periods, the three months ended September 30, 2021, and the nine months ended September 30, 2021, respectively. As of December 31, 2020, we had net operating loss carryforwards of approximately $197.6 million, $166.2 million, and $36.0 million for federal, state, and foreign income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we pay for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with GAAP, and from the normalized rate shown above.

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

As of September 30, 2021, we had $275.5 million in cash and cash equivalents and $100.0 million available under our revolving credit facility. As of September 30, 2021, we had $564.7 million of total debt outstanding. We believe our cash on hand, together with amounts available under our revolving credit facility, and cash provided by (used in) operating activities are and will continue to be adequate to meet our operational and business needs in the next twelve months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

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

In connection with the closing of the IPO, on June 30, 2021 the Company repaid $200.0 million of the Successor First Lien Credit Facility outstanding, of which $44.3 million was applied to the remaining quarterly amortizing principal payments due under the Successor First Lien Agreement. The remaining $564.7 million term loan is scheduled to mature on January 31, 2027. As a result of the prepayment, the Company recorded additional interest expense of $3.7 million associated with the accelerated amortization of the related deferred financing costs.

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

Cash Flow Analysis

Comparison of Cash Flows for the nine months ended September 30, 2021 (Successor) compared to the Period from February 1, 2020 through September 30, 2020 (Successor) and for the Period from January 1, 2020 through January 31, 2020 (Predecessor)

The following table is a summary of our cash flow activity for the periods presented:

	Successor		Predecessor
(in thousands)	Nine Months Ended September 30, 2021	Period from February 1, 2020 through September 30, 2020	Period from January 1, 2020 through January 31, 2020
Net cash provided by (used in) operating activities	$83,860	$37,626	$(19,216)
Net cash used in investing activities	(24,992)	(10,798)	(2,043)
Net cash provided by (used in) financing activities	64,372	50,356	(11,122)

Cash Flows from Operating Activities

For the nine months ended September 30, 2021 (Successor), for the period from February 1, 2020 through September 30, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor), net cash provided by (used in) operating activities was $83.9 million, $37.6 million, and $(19.2) million, respectively. The cash flows from operating activities for the period from February 1, 2020 through September 30, 2020 (Successor) and for the period from January 1, 2020 through January 31, 2020 (Predecessor) are impacted by $9.4 million and $22.4 million of transaction expenses from the Silver Lake Transaction, respectively. The remaining increase in cash flows from operating activities was driven primarily by increased profitability related to the Company’s revenue growth from existing customers, new customer go-lives and the UK Acquisition. This was offset in part by an increase in cash used for working capital primarily due to the high level of third quarter revenue growth acceleration that remained in receivables at September 30, 2021, consistent with normal payment terms offered to our customers.

Cash Flows from Investing Activities

For the nine months ended September 30, 2021 (Successor), for the period from February 1, 2020 through September 30, 2020 (Successor), and the period from January 1, 2020 through January 31, 2020 (Predecessor), net cash used in investing activities was $(25.0) million, $(10.8) million, and $(2.0) million, respectively. The cash flows used in investing activities for the nine months ended September 30, 2021 (Successor) were impacted by the $7.6 million UK Acquisition in March 2021. The remaining investing cash flows are driven primarily by capitalized software development costs and purchases of property and equipment, which increased in 2021 as we continue to make incremental investments in our technology platform.

Cash Flows from Financing Activities

For the nine months ended September 30, 2021 (Successor), for the period from February 1, 2020 through September 30, 2020 (Successor), and the period from January 1, 2020 through January 31, 2020 (Predecessor), net cash provided by (used in) financing activities was $64.4 million, $50.4 million, and $(11.1) million, respectively. Net cash provided by financing activities for the nine months ended September 30, 2021 (Successor) was primarily driven by the Company's completion of its IPO on June 25, 2021. Cash inflows related to the IPO were $320.6 million, partially offset by the use of proceeds which consisted of a $200.0 million repayment of the Company’s Successor First Lien Credit Facility and $3.9 million of offering cost payments.

Net cash provided by financing activities for the nine months ended September 30, 2021 (Successor) was incrementally driven by the Company’s February 2021 debt refinancing which consisted of a refinancing of the Successor First Lien Credit Facility and the full repayment of the Successor Second Lien Credit Facility. Cash outflows related to this refinancing were $308.5 million, partially offset by cash inflows of $261.4 million. As part of the refinancing, the Company paid $1.3 million related to new debt issuance costs. The remaining outflows primarily consisted of amortizing principal payments due under the first lien term loan facility.

Net cash provided by financing activities for the period from February 1, 2020 through September 30, 2020 (Successor) was driven by a $50.0 million strategic investment in the Company’s equity by Workday, Inc. and $9.4 million of capital contributions related to the transaction expenses from the Silver Lake Transaction. In March 2020, we made a $25.0 million precautionary draw on our revolving credit facility in light of the COVID-19 pandemic, which we fully repaid in June 2020. These inflows were primarily offset by debt issuance costs paid, principal payments on the Successor First Lien Facility, and distributions to Predecessor’s members and optionholders in connection with the Silver Lake Transaction.

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

Off Balance Sheet Arrangements

There were no material off-balance sheet arrangements as of September 30, 2021.

Notes to the Unaudited Supplemental Pro Forma Financial Information Presented in Management's Discussion and Analysis of Financial Condition and Results of Operations

Note 1. Basis of Presentation & Description of the Transactions

The unaudited pro forma consolidated statement of operations for the nine months ended September 30, 2020 gives effect to the Silver Lake Transaction and the Silver Lake Transaction Refinancing as if they had occurred on January 1, 2020. The unaudited pro forma condensed consolidated statement of operations for the nine months ended September 30, 2021 does not give effect to either the Silver Lake Transaction or the Silver Lake Transaction Refinancing as if they had occurred on January 1, 2020 because these events are already reflected for the full period presented in the historical statement of operations of the Company.

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

In February 2021, the Company refinanced the Successor First Lien Credit Facility term loan and fully repaid the outstanding balance on the Successor Second Lien Agreement term loan (the “2021 Debt Refinancing”). The effects of the 2021 Debt Refinancing are fully reflected in the historical statement of operations of the Company for the nine months ended September 30, 2021. Because the Company does not consider the effects of the 2021 Debt Refinancing to be material, no pro forma adjustments have been made to the unaudited pro forma statement of operations for the nine months ended September 30, 2020 to reflect the 2021 Debt Refinancing as if it had occurred on January 1, 2020.

Note 2. Notes to Unaudited Pro Forma Condensed Consolidated Statements of Operations

The following adjustments were made related to the unaudited pro forma condensed consolidated statement of operations for the nine months ended September 30, 2020:

Silver Lake Transaction Accounting Adjustments

a)
Reflects the incremental amortization expense related to certain definite-lived intangible assets, reflected in the purchase price allocation at the date of the Silver Lake Transaction, as if those certain definite-lived intangible assets were put into place on January 1, 2020. The following table shows the pro forma adjustment to estimated amortization expense for the nine months ended September 30, 2020:

Description (in thousands)	Estimated Fair Value at Acquisition	Estimated Useful Life	Nine Months Ended September 30, 2020
Capitalized software for internal use	$220,000	5	$43,101
Trade name	$95,000	20	6,145
Customer lists	$500,000	14	53,501
Pro forma amortization expense			102,747
Less: historical amortization expense recorded			(94,427)
Pro forma adjustment for amortization expense			$8,320
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

Description (in thousands)	Nine Months September 30, 2020
Interest Expense on Successor First Lien Agreement	$23,505
Interest Expense on Successor Second Lien Agreement	10,526
Amortization of deferred financing costs	2,643
Pro forma interest expense	36,674
Less: historical interest expense recorded	(37,902)
Pro forma adjustment for interest expense	$(1,228)

No adjustment has been made to the unaudited pro forma statement of operations for the nine months ended September 30, 2020 to reflect changes in interest expense as a result of the 2021 Debt Refinancing because the Company does not consider the 2021 Debt Refinancing to be material.

d)
Reflects an adjustment to the historical loss on extinguishment of Predecessor debt for the unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 2020 as if the Silver Lake Transaction Refinancing had been consummated on January 1, 2020.

Silver Lake Transactions Accounting Adjustments

e)
Reflects the adjustment to the provision for income taxes attributable to the tax impacts of the preceding Silver Lake Transaction and Refinancing Accounting Adjustments, assuming an effective tax rate of 25.7%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, no material change had occurred in our market risks, compared with the disclosure in our Registration Statement on Form S-1, originally filed with the SEC on May 28, 2021, as amended (Reg. No. 333-256622).

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

Item 1A. Risk Factors.

As of September 30, 2021, no material changes had occurred in our risk factors, compared with the disclosure in our Registration Statement on Form S-1, originally filed with the SEC on May 28, 2021, as amended (Reg. No. 333-256622).

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

FIRST ADVANTAGE CORPORATION

Date: November 8, 2021	By:	/s/ Scott Staples
Scott Staples
Chief Executive Officer (principal executive officer)

Date: November 8, 2021	By:	/s/ David L. Gamsey
David L. Gamsey
Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)