Form 10-K
period 2021-12-31
FIRST ADVANTAGE CORP
filed 2022-03-23
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-31666

First Advantage Corporation

(Exact name of Registrant as specified in its Charter)

Delaware	84-3884690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Concourse Parkway NE, Suite 200 Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 314-9761

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	FA	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $583,860,750 based on the last reported sales price of the common stock as reported on Nasdaq. The number of shares of Common Stock outstanding as of March 18, 2022 was 152,941,584.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated herein by reference in Part III.

Glossary of Selected Terminology

The following terms are used in this Annual Report, unless otherwise noted or indicated by the context:

•
“Americas” in regards to our business, means the United States, Canada, and Latin America;
•
“Enterprise customers” means our customers who contribute $500,000 or more to our revenues in a calendar year;
•
“First Advantage,” the “Company,” “we,” “us,” and “our” mean the business of First Advantage
Corporation and its subsidiaries;
•
“gross retention rate” for the current year is a percentage, where the numerator is prior year revenues less the revenue impact of lost accounts; the denominator is prior year revenues. We calculate the revenue impact of lost accounts as the difference between the customer’s current year and prior year revenues for the months after which they are identified as lost. Therefore, the attrition impact of customers lost in the current year may be partially captured in both the current and following years’ retention rates depending on what point during the year they are lost. Our retention rate does not factor in revenue impact, whether growth or decline, attributable to existing customers or the incremental revenue impact of new customers;
•
“international” in regards to our business, means all geographical regions outside of the United States, Canada, and Latin America;
•
“pro forma” or “pro forma basis” means giving effect to the Silver Lake Transaction and the related financing, which occurred on January 31, 2020 and is further described below; and
•
“Silver Lake” means Silver Lake Group, L.L.C., together with its affiliates, successors, and assignees.

Certain monetary amounts, percentages, and other figures included in this Annual Report on Form 10-K (“Annual Report”) have been subject to rounding adjustments. Percentage amounts included in this Annual Report have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Annual Report may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Annual Report. Certain other amounts that appear in this Annual Report may not sum due to rounding.

Cautionary Notice Regarding Forward-Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. These forward-looking statements are included throughout this Annual Report and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. In some cases, you can identify these forward-looking statements by the use of words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable,” the negative version of these words, or similar terms and phrases.

These forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other strategic transactions we may make.

For additional information on these and other factors that could cause First Advantage’s actual results to differ materially from expected results, please see “Risk Factors” in Part I, Item 1A. in this Annual Report, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. The forward-looking statements included in this Annual Report speak only as of the date of this Annual Report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
The impact of COVID-19 and related risks have affected and may continue to materially affect our business, results of operations, financial position, and/or liquidity.
•
We operate in a highly regulated industry and are subject to numerous and evolving laws and regulations.
•
Continued scrutiny of collection, use, and processing of personal data and data security could lead to increased restrictions, loss of revenue opportunity, greater costs of compliance, and lost efficiency.
•
Failure to comply with anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations could have an adverse effect on our business.
•
Macroeconomic factors beyond our control, including the state of the economy, could impact demand and the fulfillment costs for our products and solutions.
•
We may not be able to identify and successfully implement our growth strategies on a timely basis or at all.
•
Disruptions at our Global Operating Center and other operational sites could adversely impact our business.
•
Any damage to our reputation or our brand could adversely affect our business, financial condition, and results of operations.
•
To the extent our customers reduce their operations, downsize their screening programs, or otherwise demand fewer of our products and solutions, our business could be adversely impacted.
•
We operate in a penetrated and competitive market.
•
We are not guaranteed exclusivity or volumes in our contracts with our customers.
•
We rely on third-party data and service providers. If they are unable to deliver or perform as expected, our ability to operate effectively may be impaired, and our business may be materially and adversely affected.
•
Due to the sensitive and privacy-driven nature of our products and solutions, we could face liability and legal or regulatory proceedings, which could be costly and time-consuming to defend and may not be fully covered by insurance.
•
Disruptions with our technology and network infrastructure, including our data centers, servers, and third-party cloud and internet providers, and our migration to the cloud, could have an adverse impact on our business.
•
Our business, brand, and reputation may be harmed as a result of security breaches, cyber-attacks, employee or other internal misconduct, computer viruses, or the mishandling of personal data.
•
If we fail to continue to integrate our platforms and solutions with that of human resource software providers or if our relationships with human resource software providers deteriorate, our business could be adversely affected.
•
We are subject to risks relating to public opinion, which may be magnified by incidents or adverse publicity concerning our industry or operations.
•
We rely on third-party vendors to carry out certain portions of our operations. If they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change, our business operations and results of operations could be materially and adversely affected.
•
Our international business exposes us to a number of risks.
•
Our continued success depends in large part on the service of our key executives and our ability to find and retain qualified employees.
•
If we are unable to obtain, maintain, protect and enforce our intellectual property and other proprietary information, or if we infringe, misappropriate or violate the intellectual property rights of others, the value of our brands and other intangible assets may be diminished, and our business may be adversely affected.
•
If we are unable to maintain, protect and enforce the confidentiality of our trade secrets, our business and competitive position would be harmed.
•
The use of open-source software in our applications may expose us to additional risks and harm our intellectual property rights.

•
Real or perceived errors, failures, or bugs in our products could adversely affect our business, results of operations, financial condition, and growth prospects.
•
We may not be able to identify attractive acquisition targets and strategic partnerships or successfully complete such transactions.
•
Seasonality may cause our operating results to fluctuate from quarter to quarter.
•
Our implementation cycles can be lengthy and variable, depend upon factors outside our control, and could cause us unexpected delays in generating revenues or result in lower than anticipated revenues.
•
Our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations.
•
We will require a significant amount of cash to service our debt, and our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could materially adversely affect our business, results of operations, and financial condition.
•
Our debt instruments restrict our current and future operations, particularly our ability to respond to changes or take certain actions.
•
Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially adversely affect our business, results of operations, and financial condition.
•
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.
•
Silver Lake controls us and its interests may conflict with yours in the future.
•
We incur additional costs associated with the requirements of being a public company, and our management is required to devote substantial time to compliance matters, adding complexity to running our business.
•
Our stock price may be highly volatile or may decline regardless of our operating performance, and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.
•
We have no history of paying cash dividends on our common stock.
•
First Advantage Corporation is a holding company with no operations of its own and, as such, it depends on its subsidiaries for cash to fund all of its operations and expenses, including future dividend payments, if any.

Trademarks, Service Marks, and Tradenames

We own a number of registered and common law trademarks and pending applications for trademark registrations in the United States and other countries, including, for example: First Advantage, Profile Advantage, Enterprise Advantage, Insight Advantage, Verified!, HEAL, RoadReady, and Residential Advantage, among others. Unless otherwise indicated, all trademarks, tradenames, and service marks appearing in this Annual Report are proprietary to us, our affiliates, and/or licensors. This Annual Report also contains trademarks, tradenames, and service marks of other companies, which are the property of their respective owners. Solely for convenience, the trademarks, tradenames, and service marks referred to in this Annual Report may appear without the ® and TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, tradenames, and service marks. We do not intend our use or display of other parties’ trademarks, tradenames, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I

Item 1. Business.

Our Company

First Advantage is a leading global provider of technology solutions for screening, verifications, safety, and compliance related to human capital. We deliver innovative solutions and insights that help our customers manage risk and hire the best talent. Enabled by our core proprietary technology, our products and solutions help companies protect their brands and provide safer environments for their customers and their most important resources: employees, contractors, contingent and extended workers, drivers, tenants, and volunteers.

We manage one of the earliest and most important interactions between an applicant and our customer. Indeed, most applicants view their screening experience as a reflection of the hiring organization and its onboarding process. Our comprehensive product suite includes criminal background checks, drug / health screening, extended workforce screening, biometrics & identity, education / work verifications, resident screening, fleet / driver compliance, executive screening, data analytics, continuous monitoring, social media monitoring, and hiring tax incentives. We derive a substantial majority of our revenues from pre-onboarding screening and perform screens in over 200 countries and territories, enabling us to serve as a one-stop-shop provider for large companies and multinationals as well as midsize, smaller, and local companies. In 2021, we performed approximately 93 million screens on behalf of more than 33,000 customers spanning the globe and all major industry verticals, which includes 189 Enterprise customers at the end of 2021, up from 141 at the end of 2020. We often have multiple stakeholders within our customers, including Executive Management, Human Resources, Talent Acquisition, Compliance, Risk, Legal, Safety, and Vendor Management, who rely on our products and solutions.

Our long-standing, blue-chip customer relationships include six of the U.S.’s top ten private sector employers, over 50% of the Fortune 100, and more than one-third of the Fortune 500. We have successfully gained market share by focusing on fast-growing industries and companies, increasing our share with existing customers, upselling and cross-selling new products and solutions, and winning new customers.

Our verticalized go-to-market strategy delivers highly relevant solutions for targeted industry sectors. This approach enables us to build a diversified customer portfolio and effectively serve many of the largest, most sophisticated, and fastest-growing companies in the world. We have built a powerful and efficient customer-centric sales model fueled by frequent engagement with our customers and deep subject matter expertise in industry-specific compliance and regulatory requirements, which allows us to create tailored solutions and drive consistent upsell and cross-sell opportunities. Our sales engine is powered by over 125 dedicated Sales and Solutions Engineering professionals working alongside over 245 dedicated Customer Success team members who have successfully maintained high customer satisfaction, retention, and growth, as evidenced by our industry-leading NPS, average 12-year tenure of our top 100 customers, and gross retention rate of approximately 96% over the past three years. Our go-to-market strategy continues to drive particular strength with Enterprise customers in sectors with attractive secular trends such as e-commerce, essential retail, transportation and home delivery, warehousing, healthcare, technology, and staffing.

We have designed our technology to be highly configurable, scalable, and extensible. Our platform is embedded in our customers’ core enterprise workflows and interfaces with more than 75 third-party Human Capital Management (“HCM”) software platforms, including Applicant Tracking Systems (“ATS”), providing us with real-time visibility and input into our customers’ human resources processes. We leverage our proprietary databases—which include more than 616 million criminal, education, and work history observations as of December 31, 2021—and an extensive and highly curated network of more than 850 automated and/or integrated third-party data providers. These data providers include federal, state, and local government entities; court runners; drug and health testing labs and collection sites; credit bureaus; and education and work history data providers. Our platform efficiently and intelligently integrates data from these proprietary internal databases as well as external data sources using automation, APIs, and machine learning. Our investments in robotic process automation (“RPA”), including more than 2,875 bots currently deployed, enable our rapid turnaround times. For example, in 2021 alone, over 90% of our criminal searches in the United States were completed within one day. Our platform prioritizes data privacy and compliance and is powered by a rigorous, automated compliance rules engine. This enables us to address each customer’s unique requirements in an efficient and automated manner while also ensuring compliance with complex data usage guidelines and regulatory requirements across global jurisdictions and industry-specific regulatory frameworks.

Our focus on innovative products and technologies has been critical to our growth. Using agile software development methodologies, we have consistently enhanced existing products and been early to market with new and innovative products, including offerings for biometrics and identity, continuous criminal monitoring, extended workforce screening, and instant oral drug testing. In addition, we continue to expand our proprietary databases that extend our competitive advantage, enhance turnaround times for customers, and offer potential future monetization upside opportunities. Our hundreds of millions of criminal, education, and work history records in our proprietary databases, amassed and curated over many years, accelerate screening turnaround times and reduce costs by using internal data sources before accessing third-party data sources or performing a manual verification.

Our Market Opportunity

The importance of human capital and its associated risks to brand, reputation, safety, and compliance are ever-increasing in today’s interconnected, fast-paced world. Along with broader environmental, social, and governance (“ESG”) considerations, these issues increasingly have become priorities at the highest executive and oversight levels of our customers worldwide. Key constituents, including C-Suite executives, boards of directors, external auditors, business owners, property managers, educators, volunteer organizations, and franchisors all face a heightened level of public scrutiny and accountability. Significant technological and societal trends include fraud and cyber-attacks; sexual harassment and workplace violence; and the prevalence of social media impacting companies’ brands. These have driven a significant increase in the need for screening, verifications, and ongoing monitoring. Our products and solutions have become critical tools that companies depend on to provide safer environments for their customers and workers, maintain regulatory compliance, and protect their property, reputation, and brands.

We believe several key trends are generating significant growth opportunities in our markets and increasing demand for our products and solutions:

•
Increased Workforce Mobility and Job Turnover: Millennials and Gen-Z represent a large, growing portion of the U.S. workforce and are more likely to change jobs than other generations in pursuit of earning higher wages, faster career development, and better workplace culture fit. Additionally, beginning in early 2021, the economy experienced an economic trend in which employees voluntarily resigned from their jobs and applied for new jobs, leading to the onset of the “Great Onboarding” and an increase in employee churn. Many companies have moved to a remote or hybrid work environment, reducing the barriers to job entry, and we expect this trend to continue through 2022. In addition, as the economy evolves and resource needs differ significantly by sector, geography, and skill set, this is driving dynamism in the hiring environment.
•
Increasing Use of Contingent and Flexible Workforces: Contingent workers including freelancers, independent contractors, consultants, or other outsourced and non-permanent workers, comprise a significant portion of the U.S. workforce and a majority of large corporations plan to substantially increase their use of a flexible workforce. When independent contractors, external consultants, and temporary workers have access to sensitive information, company facilities, or directly interact with customers, it is important for companies to screen, verify, and monitor such flexible workforce personnel diligently.
•
C-Suite Focus on Safety and Reputational Risks: Screening, verifications, and compliance are mission-critical and are becoming boardroom priorities for many companies due to the brand risks and potential legal liability of hiring high-risk workers. A number of high-profile human capital-related issues have led to significant brand damage, diversion of management attention, litigation, and negative news and social media coverage for enterprises in recent years. These events reinforced the importance of our products and solutions. Companies are increasingly expanding human resources and compliance budgets on products and solutions that help manage their potential risks and improve safety. By enhancing workplace safety, we help address important social factors affecting our customers.
•
Heightened Regulatory and Compliance Scrutiny: Businesses today are under intense scrutiny to comply with an ever-expanding and evolving set of global regulatory requirements that can vary by geography, industry vertical, and use case. Examples include the Foreign Corrupt Practices Act (“FCPA”), the United Kingdom Bribery Act, Fair Credit Reporting Act (“FCRA”), California Consumer Privacy Act (“CCPA”), E.U. General Data Protection Regulation (“GDPR”), the United Kingdom General Data Protection Regulation (“U.K. GDPR”), and Illinois Biometric Information Privacy Act (“IBIPA”), in addition to other anti-corruption requirements with respect to anti-money laundering and politically exposed persons. These requirements are driving many companies to perform more extensive and exhaustive checks and to partner with screening providers that have the scale, scope, heightened compliance standards, and auditability that they require. Our products and solutions help strengthen companies’ corporate governance through bolstering their compliance and risk management practices.
•
Development of International Markets: Background screening penetration remains low in most international geographies, with a large portion of screens conducted by unsophisticated, local providers. Multinational companies are increasingly focused on systematizing and elevating their human resources policies, screening procedures, and providers globally, driving greater demand and a shift towards technology-driven, high-quality, compliant, and global screening providers. In addition, many non-U.S.-based companies are initiating screening programs for the first time and are seeking reliable, compliant, and high quality providers.
•
Growth in Post-Onboarding Monitoring: Companies are increasingly expanding their screening programs beyond a “one-and-done” pre-onboarding measure, which has historically been the norm in markets like the U.S. and U.K. We have invested in and continue to innovate our post-onboarding products and solutions and believe we are well-positioned to capture share in this growing market.

•
Investment in Enterprise Software: Companies are increasingly investing in enterprise software to manage their businesses, including next-generation software-as-a-service solutions for HCM. As companies implement these systems, we believe there will be an increase in demand for screening, verification, and compliance solutions that can interface with these systems in an automated fashion to provide a seamless applicant and user experience and insights based on data analytics which we are able to provide through our product suite.
•
Proliferation of Relevant Data Sources: U.S. government agencies, third-party vendors, and professional organizations are increasingly tracking and improving the quality and digitization of data in areas such as criminal, education, income history, healthcare credentials, and motor vehicle records (“MVRs”). In many other countries with limited quality and availability of reliable data, the collection, and organization of higher quality datasets has been increasing. This increasing availability of data is driving customers to rely on large-scale, sophisticated providers that can efficiently access and create insights from data sourced, aggregated, and integrated from myriad disparate sources such as First Advantage.
•
Advances in Analytics to Increase Value of Data: The increasing accessibility of robust datasets supplemented by machine learning technologies is driving heightened focus on integrating screening insights and dashboards with human resources, compliance, and security workflows. Customers often lack internal resources to develop such analytical and visualization tools, increasing demand for providers like First Advantage that offer these cutting-edge integrated data analytics capabilities.

Our Growth Strategy

We intend to continue to grow our business profitably by pursuing the following strategies:

•
Continue to Win New Customers. We are focused on winning new customers across industry verticals, particularly those with attractive, long-term hiring outlooks such as e-commerce, essential retail, and transportation and home delivery, and sectors that are increasingly requiring deeper, more frequent checks with high compliance standards such as healthcare and technology. We are also prioritizing new verticals that align with positive secular macroeconomic trends. We primarily focus on large Enterprise customers, which we believe are well-positioned for durable, long-term growth, have complex and diverse global operations, and, as a result, have the highest demand for our products and solutions. We believe our innovative and differentiated solutions, high-performing Sales and Customer Success teams, operational excellence, and industry-leading reputation and brand will enable us to expand our customer base successfully.
•
Growth within Our Existing Customer Base through Upselling and Cross-selling. Our customers frequently begin their relationship with us by implementing a few core products and subsequently expanding their usage of our solutions platform over time to build a more comprehensive approach to screening and risk management. We drive upsell as customers extend our products and solutions to new divisions and geographies, perform more extensive screens, and purchase additional complementary pre-onboarding products. We also cross-sell additional risk mitigation and compliance solutions such as post-onboarding screening, hiring tax credits, and fleet solutions. Our Sales and Customer Success teams frequently engage with our existing customers and identify areas where we can provide additional value and products. Our deeply entrenched, dedicated Customer Success teams work closely with our customers to develop robust and rigorous compliance and risk management programs within their organizations. We believe that our total revenue opportunity with current customers can substantially increase the size of our current revenue base when taking into account cross-selling and upselling opportunities. Revenues from cross-sell and upsell added approximately 4 percentage points to our revenue growth rate in 2021 and 2020. We will continue to hone our sales and marketing engine to increase product penetration within our existing customer base.
•
Continue to Innovate Our Product Offerings. We plan to continue to expand our post-onboarding and adjacent product revenues. For example, we are currently investing in post-onboarding monitoring solutions, software licensing, and data analytics. In addition, we are developing innovative solutions that align with our capabilities in areas such as biometric and identity verification, fraud mitigation, driver and vehicle compliance, contingent worker screening, franchise screening programs, and virtual drug testing. We will continue to invest significantly in our technology to sustain and advance our product leadership.
•
Expand Internationally. We believe we are well-positioned to continue to expand into underpenetrated, high-growth international geographies. As multinational corporations increasingly systematize and elevate their human resources policies and screening providers across the globe while at the same time dealing with a growing set of local requirements, we believe we are uniquely positioned to address their global risk management and compliance requirements. The substantial majority of Enterprise customers do not currently have a single, global provider but are actively evaluating opportunities to consolidate their screening programs. We will continue to invest in international Sales and Customer Success to win these expansion opportunities and drive broader industry adoption.

•
Selectively Pursue Complementary Acquisitions and Strategic Partnerships. Our acquisition and partnership strategy centers on delivering additional value to our customers through expanded product capabilities and industry or geographic expertise and scale. In 2021, we completed three acquisitions, each of which either strategically expanded First Advantage’s international presence or strengthened specific industry offerings. We intend to augment our organic growth by continuing to take a disciplined approach in identifying and evaluating potential strategic acquisition, investment, and partnership opportunities that strengthen our market positions, enhance our product offerings, strengthen our data capabilities, and/or allow us to enter new markets.

The First Advantage Product Suite

Our comprehensive product suite enables our customers across all industry sectors to perform pre-onboarding screening and post-onboarding monitoring of employees, contractors, contingent and extended workers, drivers, tenants, and volunteers. We generally classify our products and solutions into three categories: pre-onboarding, post-onboarding, and adjacent products, each of which is enabled by our technology, proprietary databases, and data analytics capabilities. For the year ended December 31, 2021, we derived a substantial majority of our revenues from pre-onboarding products and solutions.

Pre-Onboarding

We offer an extensive array of products and solutions that customers utilize to enhance their applicant evaluation process, ensure compliance from the time applicant information is initially requested and submitted to an applicant’s successful onboarding, and enhance workplace safety. Our technology is flexibly tailored to each customer’s requirements, which could include a wide array of search categories such as Social Security number verification, education, and employment verification, federal criminal checks, statewide criminal checks, country criminal checks, sex offender registry, and global sanctions. Our pre-onboarding products include:

•
Criminal background checks: Utilizes our proprietary National Criminal Records File database, which encompasses hundreds of millions of criminal records along with court and other public records to help identify relevant matching and reportable criminal record histories.
•
Drug / Health screening: Offers various drug screening products, including saliva, urine, hair, and blood testing options, physical exams, and instant oral and virtual drug screening products performed by mouth swab collection.
•
Extended workforce screening: Enables our customers to efficiently screen large numbers of contingent, contract, and temporary workers across various search types.
•
FBI channeling: As an approved FBI channeler, handles submissions of fingerprints to the FBI National Criminal Records database and returns Criminal Record Information from the FBI to authorized recipients, including through a secure connection to the Financial Industry Regulatory Authority (“FINRA”).
•
Identity checks and biometric fraud mitigation tools: Includes government ID validation, mobile facial recognition, and identity and fraud mitigation tools.
•
Education / Work history verification: Validates work history and education of applicants leveraging our proprietary Verified! database, internal fulfillment, or through partnerships with other data providers.
•
Driver records and compliance: Collection and storage of driver qualification files, as well as drug screening and background checks to assist with compliance with the DOT, Federal Motor Carrier Safety Administration (“FMCSA”), Federal Aviation Administration (“FAA”), International Fuel Tax Agreement (“IFTA”), and other regulatory agencies across all 50 states and the District of Columbia.
•
Healthcare credentials: Through our extensive Healthcare Exclusions Actions and Licensures (“HEAL”) product, verifies and documents the educational background, training, experience, and other credentials of healthcare employees, contractors, volunteers, and vendors, including identifying exclusions and sanctions by medical boards, Medicaid and Medicare, the Office of Inspector General, and the General Services Administration.
•
Executive screening: Provides in-depth investigative reports to confirm various aspects of credentials not typically covered by most background checks, such as civil litigation and bankruptcies, negative media searches, controversies and inconsistencies in business dealings, corporate and regulatory history, and potential conflicts of interest.
•
Others: Includes screening products such as global sanctions, professional licenses and credentials verification, social media checks, and I-9 verification.

Post-Onboarding

Companies face a heightened responsibility to ensure safety and comply with laws, regulations, and licensing requirements after the initial screening and onboarding of an applicant. We provide our customers with continuous monitoring and re-screening solutions that are important tools to keep their end customers, workforces, and other stakeholders safe, productive, and compliant. Continuous monitoring solutions allow customers to be proactively alerted as soon as relevant information, which may require immediate attention and action, becomes available. Our post-onboarding solutions include:

•
Criminal records monitoring: Enables our customers to receive ongoing notification of any reportable criminal records of their employees, extended workers, drivers, and volunteers.
•
Healthcare sanctions: Our HEAL product provides ongoing healthcare-related compliance monitoring, which allows our customers to ensure doctors, nurses, other employees, and vendors have valid licenses and no exclusions, sanctions, or board actions against them.
•
Motor vehicle records: Provides customers with a streamlined process to establish an initial driver file and enroll drivers into the continuous monitoring program, which reports new violations and driver records changes.
•
Social media: Offers continuous social media screening tailored to a customers’ specific criteria.
•
Global sanctions and licenses: Continuously monitors more than 1,000 source lists and searches a broad range of individual watchlists and key sanctions sources.

Adjacent Products

We also offer adjacent products that complement our pre-onboarding and post-onboarding products and solutions:

•
Fleet / Vehicle compliance: Comprehensive solutions for fleet managers to ensure compliance with various state and federal requirements, including licenses, titles, registrations, and gas taxes.
•
Hiring tax credits and incentives: Identifies and processes U.S. employment tax credits and economic incentive programs, including the Federal Work Opportunity Tax Credit (“WOTC”) program and other federal, state, and local incentives. Uses data collected from applicants during their background screen to ensure quality and efficiency.
•
Resident / Tenant screening: Enables property managers, landlords, owners, and leasing agents to screen prospective tenants.
•
Investigative research: Provides in-depth investigative reports, similar to our Executive Screening products, used in performing due diligence of alternative investment managers and senior executives before a major investment commitment or M&A transaction.

Our suite of products is available individually or through bundled solutions configured and tailored according to our customers’ needs. For example, through our RoadReady solution, we provide comprehensive driver and fleet solutions in compliance and asset management. Our driver compliance products include pre-onboarding background checks, MVRs, drug tests, driver files, and post-onboarding monitoring. Our asset management products related to vehicle compliance include title management, registration, fuel and gas tax, permits, transponder management, and ongoing data analytics. All these products that comprise our RoadReady solution can be purchased individually or as a bundle.

Analytics Through Insight Advantage

In addition to the products described above, we provide customers with actionable, data-driven analytics and insights that help inform decisions related to human capital more generally, as well as optimize their screening programs. We deliver these insights and analytics through Insight Advantage. This powerful and dynamic tool enables customers to analyze their performance and benchmark it against industry data, such as hiring volumes by geography, as well as evaluate their screening program against industry best practices. Our customers can also identify the scope of the pool of qualified applicants in a specified geography, which informs their decision as to whether to expand operations in such geography. In addition, our customers can dynamically adjust the stringency of their screening criteria to view and assess the expected impact on hire rates, turnaround times, and screening costs. Insight Advantage’s dashboard reports and real-time queries help customers quickly identify opportunities to remedy problems before they impact their screening and onboarding process. We believe our ability to provide these data-driven insights, enabled by our sophisticated and differentiated technology, sets us apart from our competitors.

Our Differentiated Technology

Background screening involves complex workflows, disparate internal and external data sources, and numerous integrations with third-party software providers. We believe our differentiated technology provides us with a strong competitive advantage. Our front-end technology, including our powerful UI/UX design, creates a superior applicant and Enterprise customer experience, leveraging AI and machine learning to optimize workflows and minimize applicant data capture errors and missing information. Our back-end technology and processing engine seamlessly integrate interactions with customer HCM platforms and other software, government, and third-party data sources, as well as internal Operations and Customer Care teams. We have been and will continue to be pioneers in using automation and intelligent routing technologies to optimize turnaround times, quality, and touchless end-to-end screening. Our compliance rules engine governs all aspects of our technology and is designed to meet ever-changing global regulatory and compliance requirements.

Our customers and their applicants access our technology through intuitive, easy-to-use user interfaces – Profile Advantage, Enterprise Advantage, and Insight Advantage.

•
Profile Advantage: Our applicant-facing technology available in 19 languages, offers intuitive design with chatbots, digital camera-enabled document uploads, and ID verification for a streamlined candidate experience. Profile Advantage provides a modern, easy-to-use experience, which is critical. It is often the first and one of the most important early interactions between an applicant and our customers. Profile Advantage can be accessed through a computer, tablet, or mobile device and is built for Web Content Accessibility Guidelines (“WCAG”) 2.1 to be easily accessed by people with disabilities. We believe that applicants view this experience as an important reflection of the customer. As such, customers can extend their branding to Profile Advantage to help improve applicant engagement. With its embedded AI, machine learning, and powerful features such as auto-fill, Profile Advantage drives significant time savings for both applicants and customers and enables fast time-to-hire.
•
Enterprise Advantage: Our core, global end-to-end customer ordering and processing technology, Enterprise Advantage, enables our customers to order any of our products and solutions at scale. It has an average of 99.9% uptime due to its seamless integrations with our customers’ business processes and workflows, third-party enterprise software systems such as HCM and ATS platforms, and third-party data sources. Through Enterprise Advantage, our customers can easily manage their screening programs, either through centralized processes or by region or division, create customized screening packages, manage screening criteria, and administer adverse action letters.
•
Insight Advantage: Our innovative, dynamic analytics tool offers our customers dashboards and automated reporting to assess their screening programs’ underlying drivers and make data-driven decisions. We leverage the customer’s unique applicant and screening data collected through Profile Advantage and Enterprise Advantage to create insights presented in dynamic dashboards. Customers have the ability to customize their dashboards and perform scenario analysis with our intuitive and flexible tools. Customers can also overlay key metrics from industry peer groups to discover and benchmark best-practices so that they may optimize their screening programs to deliver best-in-class performance.

We have designed our technology architecture for extensibility. We receive data directly from the applicant through Profile Advantage and from our customers through their third-party HCM and ATS software platforms. This data is supplemented by our proprietary databases and external data sources as we perform verifications. Our proprietary databases of over 616 million records include our National Criminal Records File, offering access to more than 580 million criminal records with thousands of new records added daily, and Verified!, our repository of more than 36 million prior education and work history records. These proprietary databases allow us to complete our verifications process quickly and cost-effectively, which accelerates the onboarding process for our customers and improves the applicant experience. We also obtain data directly from federal, state, and local government entities, laboratories and collection sites, credit bureaus, and education and work history verification providers, as well as from third-party, independent compilers of public records. Our API integrations, either through our XChange Standard API or our XChange REST API, allow for real-time, bidirectional, and secure data flows between us and our customers’ software platforms and external data sources, creating a seamless and integrated screening process. Our technology interfaces with more than 75 third-party HCM software platforms and more than 850 automated and/or integrated external data providers. In addition to our APIs, we leverage our RPA tools and AI software to deliver results to our customers with high speed and accuracy.

Background screening and verification requirements vary from customer to customer, depending on the size and geographic footprint of the business as well as the industry vertical in which the customer operates. For example, customers in the transportation, logistics, and home delivery industry may have screening requirements relating to transportation regulatory bodies, including the DOT, FMCSA, FAA, and IFTA, that customers in other industries do not require. In addition, the laws and regulations on the use of certain information vary significantly from jurisdiction to jurisdiction and are constantly evolving. We have designed our technology to be highly configurable, allowing us to provide our customers with tailored solutions that meet their specific needs. Our powerful compliance rules engine is continually updated to reflect the changing legal and regulatory landscape, ensuring that the use by our customers of data and information we provide them with is compliant with complex and changing data usage guidelines and regulatory requirements.

Our flexible, scalable, and highly integrated technology, powered by a differentiated compliance rules engine and enhanced by our investments in automation and AI, has driven significant operational efficiencies and enabled us to achieve one of the highest customer satisfaction ratings among our competitors for quality, accuracy, and turnaround times. We will continue to innovate using agile software development methodologies, focusing on user-centered design, to bring leading products and solutions to the market.

Sales and Marketing

We believe we have a highly differentiated, verticalized sales, customer success, and marketing approach that sets us apart from our competitors and positions us to capture additional market share. Our Sales team of over 125 professionals is vertically aligned and organized into groups that target new accounts and additional opportunities within existing accounts. We train and educate our sales professionals to ensure they are highly knowledgeable in the industry-specific screening requirements and can deliver value-added, industry-targeted solutions to existing and new customers.

Our Sales team is augmented by over 245 Customer Success professionals, who are similarly organized to deliver solutions specific to existing customers within each industry vertical. Our Customer Success team members are located across geographies to foster deep relationships with customers and build local expertise in compliance and screening standards. Our Customer Success teams maintain ongoing interactions with key customer users and program owners and hold regular formal customer account reviews to ensure high performance, satisfaction, and retention. They also organize our customer advisory boards and events to uncover product insights, drive product innovation, and share screening and compliance best practices with our customers. This further drives our industry-leading NPS and high customer retention rates and helps us identify and execute additional opportunities with existing customers.

We believe the extensive coordination between our Sales, Customer Success, and Product teams is a driving force behind our continued expansion. These teams also enhance our value proposition by working closely with our Compliance, Marketing, Solutions Engineering, and Business Development teams.

Our relationships with HCM software providers are an important aspect of our Sales and Marketing strategy. Our technology is tightly integrated with major HCM and ATS platforms, which offers greater speed and efficiency and enhances the value of our solutions to our customers. Maintaining a strong relationship with these third-party software providers is critical in generating new sales leads and providing market validation to our offerings.

We also market our products and solutions through indirect channels, including traditional and online marketing activities designed to provide sales leads, increase market awareness, and enhance the perception of our brand and offerings. We leverage referral partners, channel partnerships, digital advertising, search engine optimization, webinars, social media, thought leadership, and various event-based marketing. We participate in industry conferences and are published frequently in the industry press. Additionally, our annual customer conference, Collaborate, has historically been attended by over 300 participants, and has featured presentations by our customers on a wide range of industry topics. Collaborate facilitates discussions and serves as a great resource on industry best practices. We believe we are able to capitalize on the network effects as we build goodwill through customer reviews and testimonials, word-of-mouth referrals, and references from other industry participants.

Customers

We serve a diversified customer base with more than 33,000 customers globally in 2021, including six of the top ten largest private employers in the United States, over 50% of the Fortune 100, and more than one-third of the Fortune 500. Our customer base ranges from small businesses with fewer than 100 employees to multinational corporations with workforces numbering in the hundreds of thousands. We have executed a concerted go-to-market strategy to target customers with large, complex workforces and have built a leading customer portfolio in this area as a result. While our customers operate in diverse industries across almost all facets of the global economy, we have strength in sectors with favorable secular trends such as e-commerce, essential retail, transportation and home delivery, warehousing, healthcare, technology, and staffing. We have maintained a gross retention rate of approximately 96% over the past three years and achieved an average tenure of 12 years amongst our top 100 customers.

For the year ended December 31, 2021, we had one customer that accounted for approximately 10% of our revenues. No other customer accounted for 10% or more of our total revenues for such period. As of December 31, 2021, we performed screens in over 200 countries and territories, including the Americas, EMEA, APAC, and India. Approximately 84% of our total revenues for the year ended December 31, 2021 were derived from our Americas business.

Competition

The global background screening and verifications industry is fragmented and competitive. There are many local, single-country companies but few multinational companies that operate with scale and reach. Our competitors vary based on customer size, industry vertical, geography, and product focus.

We compete with large players with broad capabilities and product suites, vertical-focused specialist firms that target customers operating in select industries, mid-size players and competitors that serve small and medium-sized business (“SMB”) customers. Some competitors are aligned to a specific product in certain pre-onboarding product lines, such as drug / health screening and executive screening. In our adjacent products market, we compete with certain companies specializing in fleet / vehicle compliance, resident / tenant screening, hiring tax credit screening, employment eligibility, and pre-investment screening.

The market for our products and solutions is subject to constant change, sources of competition are numerous, and new competitors frequently arise.

The principal competitive factors affecting our markets include:

•
accuracy of screening results;
•
turnaround time of screening results;
•
product, package, and solution pricing;
•
applicant and enterprise user experience, ease of use, level of functionality, scalability, and efficiency;
•
breadth and depth of screening solutions;
•
geographical reach;
•
sales and marketing relationship history with the key decision-makers;
•
compliance and regulation;
•
industry vertical support that meets the needs of a customers’ specific requirements;
•
technical and systems performance, including the ability to integrate with customer and third-party systems and applications; and
•
cybersecurity, privacy, and data protection.

We believe we compete favorably based on these factors. However, our ability to remain competitive will depend on our continued ability to perform in the areas listed above. For additional information, see “Risk Factors—Risks Related to Our Business—We operate in a penetrated and competitive market.”

Government Regulations

Due to the nature of our business, we are subject to significant and extensive U.S. federal, state, local, and foreign laws and regulations. These laws and regulations include national, international, state, and local cybersecurity, privacy and data protection, health, taxation, anti-corruption and anti-money laundering, antitrust / competition, enterprise credit reporting agencies and environmental, health and safety protection. Taking commercially reasonable steps to comply with such laws and regulations is an important priority for us.

Regulators worldwide have adopted or proposed national, international, state, and local laws that regulate consumer protection, cybersecurity, privacy, data protection, and/or business credit reporting. These laws impact, among other things, the collection, use, disclosure, sale, transfer, receipt, storage, transmission, destruction, and other processing of personal data (collectively, “Processing”). The principal laws and regulations that impact our business include, but are not limited to:

•
Fair Credit Reporting Act, which regulates the use of consumer report information and governs the accuracy, fairness, and privacy of such information;
•
Dodd-Frank Act, which prohibits unfair, deceptive, or abusive acts or practices with respect to consumer financial services practices;
•
Gramm-Leach-Bliley Act, which regulates the use of non-public personal financial information held by financial institutions;
•
Health Insurance Portability and Accountability Act, which restricts the public disclosure of patient information and applies indirectly to companies that provide services to healthcare-related businesses;
•
Drivers’ Privacy Protection Act, which restricts the public disclosure, use, and resale of personal data contained in state department of motor vehicle records;
•
U.K. and E.U. GDPR;
•
Various U.S. federal, state, and local data protection and consumer reporting agency laws at the state level, state data breach laws, and state privacy laws, such as the California Consumer Privacy Act and the Illinois Biometric Information Privacy Act;
•
International data protection, data localization, and state secret laws impacting our data suppliers, such as the E.U. GDPR, or us; and
•
Oversight by regulatory authorities for engaging in consumer reporting, including the FTC and CFPB in the United States.

These laws and regulations, which are generally designed to protect individuals’ privacy and prevent the misuse of personal data or unauthorized access to data, are complex, subject to ongoing changes in regulations and amendments, and inconsistent between jurisdictions. We proactively manage our compliance with laws and regulations through the use of a number of resources, including our in-house legal and compliance department, which consists of approximately 35 legal and compliance professionals, external law firms, trade associations, and local suppliers and partners to understand the legal and regulatory requirements and practices that may impact the delivery of our products and solutions as well as our customers’ use of the same in light of employment, privacy and other laws and regulations. Our General Counsel leads our legal department with a Chief Global Compliance Officer reporting to the General Counsel. The compliance team consists of four regional compliance officers globally, with local compliance officers reporting through that hierarchy. Through the legal and compliance functions, we train our team members with respect to compliance with our policies and procedures, monitor changes to relevant material laws and regulations, and meet with regulators and legislators, as necessary and appropriate, to establish transparency of our operations and build trust.

Public concern is high with respect to the processing of personal data, including Social Security numbers, financial information, and medical information. In the future, additional legislative or regulatory efforts in the United States and internationally could further regulate the processing of personal data that we process in the conduct of our business. For additional information, see the section titled “Risk Factors—Risks Related to Our Business—If regulatory regimes continue to heighten their scrutiny over personal data and data security, it could lead to increased restrictions, loss of revenue opportunity, greater costs of compliance, and lost efficiency” and “— Any damage to our reputation or our brand could adversely affect our business, financial condition, and results of operations.”

Intellectual Property

Our success depends, in part, on developing, maintaining, protecting and enforcing our proprietary technology and intellectual property rights. We own and control various intellectual property rights, such as confidential information, trade secrets, trademarks, service marks, trade names, domain names, copyrights, patents, and U.S. and foreign registrations and applications in the foregoing. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and certain third parties are licensed to use certain technology and other intellectual property rights owned and controlled by us.

Obtaining, maintaining, protecting and enforcing our intellectual property and proprietary rights is an important aspect of our business. We rely on a combination of statutory (e.g., copyright, trademark, trade secret, patent), contract, and liability safeguards (e.g., confidentiality and invention assignment agreements with our employees and contractors and nondisclosure agreements with our vendors) to protect our intellectual property in the United States, and other jurisdictions. We currently have patent and trademark applications pending in several jurisdictions. Filing these applications does not guarantee patents will be issued or that our trademark applications will proceed to registration without challenge, but may provide us with legal defense and allow us to pursue the protection of our intellectual property to the extent we believe it would be beneficial and cost-effective.

While we believe that our intellectual property, in the aggregate, is generally important to our business and operations, we do not regard any aspect of our business as being dependent upon any single patent, group of patents or other intellectual property right. However, the First Advantage name and related trade names, marks, and logos are of material importance to our business, and their loss could have a significant negative impact on us.

See the section titled “Risk Factors” for a more comprehensive description of risks related to our intellectual property and proprietary rights.

Seasonality

We experience seasonality with respect to certain industries due to fluctuations in hiring volumes and other economic activity. For example, pre-onboarding revenues generated from our customers in the retail and transportation industries are historically highest during the September through November months leading up to the holiday season and lowest at the beginning of the new year, following the holiday season. Certain customers across various industries also historically ramp up their hiring throughout the second quarter of the year as winter concludes, commercial activity tied to outdoor activities increases, and the school year ends, giving rise to student and graduate hiring. In addition, apartment rental activity and associated screening activity typically decline in the fourth quarter heading into the holiday season. We expect that further growth in e-commerce, the continued digital transformation of the economy, and other economic forces may impact future seasonality, but we are unable to predict these potential shifts and how our business may be impacted.

Human Capital

As of December 31, 2021, we had approximately 5,500 employees in 17 countries. Our workforce also engages third-party contractors as an ongoing part of our business where appropriate. None of our employees are subject to a collective bargaining agreement, and no work stoppages have been experienced. We consider our relationship with our employees to be good.

Global Code of Conduct and Ethics

The quality of our products and operations affects our reputation, productivity, profitability, and market position. Our objective is to create a work environment that allows and encourages all employees to perform their duties in an efficient, effective manner. We have established a Global Code of Conduct and Ethics (“Code”). Compliance with the provisions of the Code is a basic condition of employment at First Advantage.

Equal Employment

We strive for all of our employees to work in an environment where we are treated with dignity and respect. We are an equal opportunity employment employer and are committed to providing a workplace that is free of discrimination of all types from abusive, offensive, or harassing behavior. We are committed to creating such an environment because it brings out the full potential in each of our employees, which, in turn, contributes directly to our business success.

Diversity and Inclusion

We are committed to enhancing diversity among our workforce and demonstrating that commitment to our employees, customers, and community. We promote diversity by developing policies, programs, and procedures that foster a work environment where differences are respected and all employees are treated fairly.

Diversity refers to human differences that exist in the workplace, including those based on culture, ethnicity, gender, and age. We believe that promoting diversity plays an important role in attracting the most expansive pool of qualified applicants, fostering greater innovation and creativity, and enhancing our communication and relationships with all of our stakeholders.

Our goal is to attract, develop, and retain the best and brightest from all walks of life and backgrounds. This requires an organization to have a culture of inclusion where all individuals feel respected, are treated fairly, and are provided work-life balance and an opportunity to excel in their chosen careers. We leverage our diverse and inclusive workforce to achieve superior business results.

Supplier Diversity

We are committed to developing mutually beneficial relationships with small, minority-owned, women-owned, disadvantaged, veteran-owned, and local business enterprises. Our supplier diversity policy reflects our desire to create an opportunity for suppliers to market their products to the Company. When all business considerations are determined to be equal among competitive suppliers, the Company will award contracts to such businesses.

Additional Information

First Advantage Corporation, a Delaware corporation, was incorporated in November 2019. We completed our initial public offering (“IPO”) of our common stock in June 2021.

We use our websites (https://fadv.com/ and https://investors.fadv.com/) to distribute company information. We make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”). The information we post on our websites may be deemed material. Accordingly, investors should monitor our websites, in addition to following our press releases, filings with the SEC and public conference calls and webcasts. In addition, you may opt in to automatically receive email alerts and other information about First Advantage when you enroll your email address by visiting the “Email Alerts” section of our investor website at https://investors.fadv.com/. The contents of our websites and social media channels are not, however, a part of this Annual Report.

Item 1A. Risk Factors.

You should carefully consider the following risk factors and all of the information contained in this Annual Report. If any of the following risks occur, our business, financial condition, and results of operations could be materially and adversely affected.

Risks Related to Our Business

The impact of COVID-19 and related risks have affected and may continue to materially affect our business, results of operations, financial position, and/or liquidity.

The COVID-19 pandemic and the ensuing actions that various governments have taken in response have created significant worldwide uncertainty, volatility, and economic disruption. The COVID-19 pandemic has impacted certain aspects of our business. The extent to which it will continue to do so will depend on a number of factors, many of which are highly uncertain, evolving, and beyond our control. These factors include, but are not limited to: (i) the duration and scope of the pandemic, including resurgences in various regions in the U.S. and globally and other future resurgences; (ii) governmental, business, and individual actions that have been and will continue to be taken in response to the pandemic, including travel restrictions, quarantines, social distancing, work-from-home and shelter-in-place orders, regulatory oversight and developments, and government shutdowns; (iii) the impact on the U.S. and global economies and the timing and rate of economic recovery, including the extent and duration of such impact on hiring and jobs; and (iv) impacts on the operations of our customers’ industries and individual businesses.

As the COVID-19 pandemic continues and any associated protective or preventative measures and related legislation continue to be put in place or modified and adjusted in the United States and around the world, we may experience disruptions to our business. Risks presented by the ongoing effects of COVID-19 include the following:

•
Operational Disruptions. Due to the closure of courthouses and public record information sources at the onset of the COVID-19 outbreak, many data sources were not available or workers were unable to access and update them. In some instances, where public record information was not digitized or available through electronic means, certain information and reports were inaccessible as they had to be retrieved in person. In certain courthouses around the country and other instances where public record information was only available through manual retrieval, and those data sources were closed due to COVID-19 measures, information could not be retrieved or was delayed in being retrieved in order to fulfill background screening orders. This resulted in longer turnaround times, and depending on our customers’ preferences, delayed or required modification of customer deliverables. Courthouses and public record information sources may continue to be closed, or close again, due to resurgences of COVID-19, such as the resurgence as a result of the Delta, Omicron, and other variants, and may continue to affect our access to data sources and interfere with customer deliverables. In addition, while our experience with remote work thus far has not produced significant obstacles, our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our vendors are unable to continue to work because of illness or otherwise.
•
Customers. Certain of our existing customers at the onset of the COVID-19 outbreak reduced hiring, implemented hiring freezes, and/or modified their background screening programs due to declining business conditions, which temporarily decreased demand and spending on our products. Our customers may continue to take such actions. Certain sectors such as travel, live entertainment, dining, and non-essential retail, have been especially impacted by the pandemic. While the decrease in demand from customers in such sectors has been offset by increased demand from our customers in other sectors such as e-commerce, essential retail, and transportation and home delivery, such other sectors may experience downturns in the future. In addition, demand for our products and solutions from our international customers has generally been more impacted by the ongoing effects of the COVID-19 pandemic than demand from our U.S. customers. In addition, because many of our existing and potential customers are also operating from a similar remote environment, we may face difficulties maintaining relationships with our current customers and winning new customers in the same manner as we would have operated before the outbreak of COVID-19. For example, we have been unable to attend or present at certain tradeshows and conferences as we did before the outbreak of the pandemic, and the limitations of travel have impacted our ability to visit customer locations.
•
Increased Expenses. We have incurred incremental costs in connection with the COVID-19 pandemic, including costs related to furloughs and severance, increased overtime, and personal protective equipment. Additionally, certain of our expenses, such as office space leases and software, are not variable with revenues and will continue regardless of the level of our activity or employee base.
•
Heightened Operational Risks. Because our remote working arrangements are necessarily more reliant on our employees’ internet and telecommunications access and capabilities, if our employees experience difficulties with technology and data and/or network security (including as a result of cyber-attacks), our operations could be disrupted and our ability to conduct our business could be negatively impacted.

These and other disruptions related to COVID-19 could continue to materially and adversely affect our business, financial condition, results of operations, and cash flows. In addition, COVID-19 may exacerbate the other risks described below, including being restricted in the use of certain data for screening purposes or the completion of certain screens, as a result of customer or other external mandates.

We operate in a highly regulated industry and are subject to numerous and evolving laws and regulations.

As a global provider of technology solutions for screening and verifications, we are subject to numerous and evolving international, federal, state, and local laws and regulations, including, without limitation, in the areas of consumer protection, privacy, and data protection. See “Business—Government Regulations”. We expect that these laws and regulations will continue to evolve, change, and expand and, in most instances, become more stringent and complex with time. Compliance with these laws and regulations requires significant expense and resources, which could increase significantly as these laws and regulations evolve. Further, regulations are often the product of administrative interpretation and judicial construction, which could result in inconsistent implementation across jurisdictions. We must reconcile the many potential differences between the laws and regulations among the various domestic and international jurisdictions that may be involved in the provision of our solutions. A failure to identify, comply, and reconcile the many laws and regulations we are subject to could result in the imposition of penalties and fines, restrictions on our operations, breach of contract or indemnification claims against us, loss of revenues, and could otherwise adversely affect our business, results of operations, and financial condition. Further, we acquired a company in 2013 that was subject to multiple FTC consent decrees that had been imposed on it in the years prior to our acquisition and to which we now remain subject. The consent decrees require us to comply with the Fair Credit Reporting Act (“FCRA”) and to maintain a comprehensive information security program to be audited biennially. Under these circumstances, failure to comply with the decrees and/or relevant law or regulations may subject us to increased risk.

Changes in laws, regulations, and the interpretation of such laws and regulations on both the state and federal level could also affect certain of our businesses and result in restrictions on our ability to offer certain products and solutions. For example, numerous states have implemented fair chance hiring laws that prohibit employers from inquiring or using an applicant’s criminal history to make employment decisions. Many states have in recent years amended their fair chance laws to increase the restrictions on the use of such data. In addition, under the FCRA in the United States, both our customers and we are required to comply with many requirements under the FCRA as well as state-level laws regarding the use and delivery of consumer reports. The enactment of new restrictive legislation and the requirements, restrictions, and limitations imposed by changing interpretations and court decisions on such laws and regulations could prevent our customers from using the full functionality of our products, which may reduce demand for our products and solutions. We could also be required to adapt our products to meet these evolving and complex requirements, such as adding or changing disclosures, authorizations, or forms provided to applicants. In addition, we believe it is critical for us to keep abreast of evolving laws and interpretations in applicable jurisdictions and inform our customers of changes to their ability to use our products and solutions and their and our obligations. These efforts require time, expense, and resources, and in some instances, reliance on third parties such as law firms and trade associations.

Continued scrutiny of collection, use, and processing of personal data and data security could lead to increased restrictions, loss of revenue opportunity, greater costs of compliance, and lost efficiency.

Our products and solutions are subject to various complex laws and regulations governing cybersecurity, privacy, and data protection on the federal, state, and local levels, and in foreign jurisdictions. The regulatory framework for privacy issues is rapidly evolving and is likely to remain uncertain and inconsistently enforced for the foreseeable future. Many federal, state, and foreign governmental bodies and agencies have adopted or are considering adopting laws and regulations regarding collecting, processing, handling, maintenance, storage, use, disclosure, sale, and transmission of personal and other sensitive information, including mandatory consumer notification should the unauthorized access of consumer information occur, and further expansion of requirements is possible. It is possible that these restrictions could limit our current or future service offerings, reduce our profitability, or otherwise materially and adversely affect our ability to conduct our business or to do so economically. Further, if our practices or products are perceived to violate applicable laws or regulations, we may be subject to increased scrutiny and public criticism, litigation, investigation, fines, and reputational harm, which could disrupt our business and expose us to liability. Given the nature of our business and the volume data processed in the ordinary course of our operations, it is possible for breaches to occur, whether intentionally from hackers or other third parties, or unintentionally, for example, if we inadvertently send or otherwise make available information to an unauthorized recipient.

In the United States, we are subject to numerous federal and state laws governing the collection, processing, use, transmission, disclosure, and sale of personal data (which may also be referred to as personal information, personally identifiable information, and/or non-public personal information). For example, the CCPA went into effect on January 1, 2020, and established a new privacy framework for covered businesses such as ours. Further, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”), which further expands the CCPA with additional requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. It remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced. In addition, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed or passed in other states. The CDPA may require us to incur additional costs and expenses in an effort to comply with it before it becomes effective on January 1, 2023. Other states also have or are in the process of imposing similar privacy obligations. Recent laws such as the Biometric Information Privacy Act in Illinois have also restricted the use of biometric information. These and other laws and regulations require us to continuously review our data processing practices and policies, may cause us to incur substantial costs with respect to compliance, and could require us to adapt our products and solutions, which may reduce their utility to our customers.

Outside of the United States, we are subject to foreign rules and regulations. For example, we are subject to enhanced compliance and operational requirements under the GDPR, which expanded the scope of data protection in the European Union (“E.U.”) to foreign companies who process the personal data of E.U. residents, imposed a strict data protection compliance regime with stringent penalties for noncompliance and included new rights for data subjects such as the “portability” of personal data. In particular, under the GDPR, fines of up to 20 million euros, or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. If we were found to be in breach of the GDPR, the potential penalties we might face could have a material adverse impact on our business, financial condition, results of operations, and cash flows. Compliance with the GDPR requires time and expense and may require us to make changes to our business operations.

While the GDPR applies uniformly across the E.U., each E.U. member state is permitted to issue nation-specific data protection legislation, which has created inconsistencies on a country-by-country basis. The decision by the U.K. to leave the E.U. (“Brexit”) has created further uncertainty and could result in the application of new data privacy and protection laws and standards to our operations in the U.K., our handling of personal data of users located in the U.K., and transfers of personal data between the E.U. and U.K. As of January 1, 2021, following the expiry of transitional arrangements agreed to between the U.K. and E.U., data processing in the U.K. is governed by a U.K. version of the GDPR (combining the GDPR and the U.K’s Data Protection Act 2018), exposing us to two parallel data protection regimes, each of which potentially authorizes similar significant fines and other potentially divergent enforcement actions for certain violations. The European Commission has adopted an adequacy decision for the U.K., allowing for transfer of most personal data from the European Economic Area (“EEA”) to the U.K, subject to a “sunset clause,” which limits the duration of adequacy to four years. However, there will likely be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the U.K. and EEA.

In addition, on July 16, 2020, the European Court of Justice invalidated the E.U.-U.S. Privacy Shield Framework, a mechanism under which personal data could be transferred from the EEA to U.S. entities that had self-certified under the Privacy Shield Framework. The Court also called into question the Standard Contractual Clauses (“SCCs”), noting adequate safeguards must be met for SCCs to be valid. European regulatory guidance regarding these issues continues to evolve, and E.U. regulators across the E.U. Member States have taken different positions regarding continued data transfers to the United States. In the future, SCCs and other data transfer mechanisms will face additional challenges. Given that we had self-certified under the Privacy Shield Framework, these recent developments require us to review and amend the legal mechanisms by which we make and/or receive certain personal data transfers to the United States and other jurisdictions.

The effects of U.S. state, U.S. federal, local, and international laws and regulations that are currently in effect or that may go into effect in the future are significant and may require us to modify our data processing practices and policies, cease offering certain products and solutions, and incur substantial costs and potential liability in an effort to comply with such laws and regulations. Any actual or perceived failure to comply with these and other cybersecurity, privacy, and data protection laws and regulations could result in regulatory scrutiny or investigation and increased exposure to the risk of litigation or the imposition of consent orders, resolution agreements, requirements to take particular actions with respect to training, policies or other activities, and civil and criminal penalties, including fines, which could have an adverse effect on our business, results of operations, and financial condition. Moreover, allegations of non-compliance, whether or not true, could be costly, time-consuming, and distracting to management and cause reputational harm.

Failure to comply with anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations could have an adverse effect on our business.

We are subject to evolving anti-corruption laws, economic and trade sanctions, and anti-money laundering rules in several jurisdictions in which we operate, including the United States FCPA and the U.K. Bribery Act. The evolution of this regulatory regime has generally brought about more aggressive investigations and enforcement, which, if targeted towards us, could materially adversely impact our business. We have policies and procedures in place to assist us with monitoring the evolution of these laws and ensuring our ongoing compliance. We are continuously in the process of reviewing, upgrading, and enhancing these protocols. However, we cannot guarantee that our employees, consultants, or agents will not take actions that amount to a violation of these laws and regulations for which we may be ultimately responsible or that our policies and procedures will be adequate in protecting us from liability. Further, our services agreements with several customers contain contractual provisions mandating our ongoing compliance with applicable anticorruption, economic, and trade sanctions or anti-money laundering laws or regulations. If we are deemed to be in violation of any such rules, our business activities could be restricted or terminated. In addition, we could face civil and criminal penalties, including fines, which could damage our reputation and customer relationships and materially impact our results of operation or financial condition.

Macroeconomic factors beyond our control, including the state of the economy, could impact demand and the fulfillment costs for our products and solutions.

Our results of operations are directly affected by U.S. and global economic conditions, including the economic impact of the ongoing COVID-19 pandemic. Global credit and capital markets have experienced significant volatility and disruption. A substantial majority of our revenues are derived from pre-onboarding screening products, which is heavily influenced by hiring volumes. The businesses of some of our largest customers and their decision to hire depend in part on favorable macroeconomic conditions, including consumer spending, the general availability of credit, the level and volatility of interest rates, and inflation levels. To the extent these macroeconomic factors are at suboptimal levels, our existing and potential customers could delay or defer onboarding new or replacement workers, lay off existing workers to reduce headcount, or seek to decrease spending on their screening programs. As a result, our products could face reduced demand and our business, results of operations, and financial condition could slow or decline. Similarly, demand for our tenant screening products is subject to trends in real estate rental markets, which may be affected by macroeconomic factors beyond our control, including housing markets, stock market volatility, recession, job losses and unemployment levels, debt levels, and uncertainty about the future.

We may not be able to identify and successfully implement our growth strategies on a timely basis or at all.

We cannot guarantee that we will succeed in appropriately identifying and successfully executing our strategic plans to grow our businesses, and our inability to do so may be the result of external factors beyond our control. Our ability to grow our business will depend, in large part, on our ability to further penetrate our existing markets, attract new customers, and identify and effectively invest in growing industry verticals. The success of any enhancement of our current products and solutions or any new product or solution depends on several factors, including the timely completion, introduction, and market acceptance of enhanced or new products and solutions, adaptation to new industry standards and technological changes, the ability to maintain and to develop relationships with third parties, and the ability to attract, retain, and effectively train sales and marketing personnel. Our growth could be limited if we fail to innovate or adapt to market trends and product innovations adequately. Any new products and solutions we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the market acceptance necessary to generate significant revenues, and any new markets in which we attempt to sell our products and solutions, including new countries or regions, may not be receptive or implementation may be delayed. Our future growth will be adversely affected if we do not identify and invest in faster-growing industry verticals. In addition, any expansion into new markets will require an investment in the continuous monitoring of local laws and regulations, which increases our costs and the risk of the products or service failing to comply with such local laws or regulations. We may also incur costs associated with such plans that are above anticipated amounts.

To successfully manage our growth, we will also need to maintain appropriate staffing levels and update our operating, financial and other systems, procedures, and controls accordingly. Our efforts to grow our business and execute our business strategy may place significant demands on and strain our personnel and organizational structure, including our management, staff, and information systems. If we fail to effectively manage our growth, our business, results of operations, and financial condition could be materially adversely affected.

Disruptions at our Global Operating Center and other operational sites could adversely impact our business.

Our Global Operating Center in Bangalore, India provides critical support for our operations by processing screening requests, undertaking a manual review of records and verifications work, handling certain customer calls and interactions, and completing certain internal shared service support functions. We also have other important operational sites, including Fishers, Indiana; Bolingbrook, Illinois; Atlanta, Georgia; Manila, Philippines; and Mumbai, India. If our operations at our Global Operating Center or such other sites are disrupted, even for a brief period of time, whether due to malevolent acts, defects, computer viruses, climate change, natural disasters such as earthquakes, fires, hurricanes or floods, power or telecommunications failures, or other external events beyond our control, it could result in interruptions in service to our customers, damage to our reputation, harm to our customer relationships, and reduced revenues and profitability. In addition, strikes, wars, terrorism, and other geopolitical unrest could cause disruptions in our business and lead to interruptions, delays, or loss of critical data. We may not have sufficient protection or recovery plans in certain circumstances, such as a significant natural disaster, and our business interruption insurance may be insufficient to compensate us for losses that occur. In the case of such an event, customers could elect to terminate our relationship, delay or withhold payment to us, or even make claims against us.

Any damage to our reputation or our brand could adversely affect our business, financial condition, and results of operations.

Developing, protecting, and maintaining our strong reputation among customers, applicants, and third-party partners and vendors is critical to our success. The importance of our brand may increase if competitors offer more products similar to ours or if more competitors enter the market. Our brand may suffer if our service quality declines or if our customer initiatives are not successful. Additionally, the successful protection and maintenance of our brand will depend on our ability to obtain, maintain, protect, and enforce trademark and other intellectual property protection for our brand. If we fail to successfully promote, protect, and maintain our brand, we may lose our existing customers to our competitors or be unable to attract new customers.

The value of our intellectual property and other proprietary rights associated with our brand could diminish if others assert rights in or ownership of trademarks or service marks that are similar to our trademarks or service marks. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. Opposition or cancellation proceedings may be filed against our trademarks, which may not survive such proceedings. We may be unable to prevent competitors or other third parties from acquiring or using trademarks or service marks that are similar to, infringe upon, misappropriate, dilute, or otherwise violate or diminish the value of our trademarks and service marks, thereby impeding our ability to build brand identity and possibly leading to market confusion. Damage to our reputation or our brand or loss of confidence in our products and solutions could result in decreased demand for our products and solutions, and our business, financial condition, and results of operations may be materially adversely affected.

To the extent our customers reduce their operations, downsize their screening programs, or otherwise demand fewer of our products and solutions, our business could be adversely impacted.

Demand for our products and solutions is subject to our customers’ continual evaluation of their need for our products and solutions and is impacted by several factors, including their budget availability, hiring and workforce needs, and a changing regulatory landscape. Demand for our offerings is also dependent on the size of our customers’ operations. Our customers could reduce their operations for a variety of reasons, including general economic slowdown, divestitures and spin-offs, business model disruption, poor financial performance, or as a result of increasing workforce automation. Demand for drug screenings may decline as a result of evolving U.S. drug laws. For example, the legalization of cannabis in several U.S. states has led to a decrease in orders for marijuana screenings. Our revenues may be significantly reduced should our customers decide to downsize their screening programs or take such programs in-house.

We operate in a penetrated and competitive market.

The global market for our screening, verifications, and adjacent products is fragmented and competitive. Our competitors vary based on their targeted customer size, industry vertical, geography, and product focus. We compete with large players with broad capabilities and product suites, vertical-focused specialist firms that target customers operating in select industries, mid-size players and competitors that serve SMB customers. Some competitors are aligned to a specific product in certain pre-onboarding product lines, such as drug / health screening and executive screening. In our adjacent products market, we compete with certain companies specializing in fleet / vehicle compliance, resident / tenant screening, hiring tax credit screening, employment eligibility, and pre-investment screening.

New entrants to the market have in the past emerged, both as start-ups as well as participants in adjacent sectors such as applicant tracking systems and payroll processing companies that seek to integrate background screening into their onboarding products and solutions, and may emerge in the future, which would further increase competition. Additionally, our customers may also decide to insource work that has been traditionally outsourced to us.

In our competitive market environment, we primarily compete on the basis of brand and awareness, accuracy, turnaround time, and price. We must continue to innovate and ensure market acceptance of our products and solutions in order to maintain and grow our business and market share. We are continually subject to the risk that our competitors may develop products and technologies that are superior to ours or achieve greater market acceptance than ours. Continuing strong competition could result in pricing pressure, increased sales and marketing expenses, loss of customers, and greater investments in research and development, each of which could negatively impact our results of operations. The revenues of our competitors and the resources they have available vary depending on size, specialty, and geographic footprint. Some competitors may be able to allocate resources more efficiently than we can or anticipate and respond to existing and emerging market trends, customer preferences, and technologies due to their size and resources. If we fail to compete successfully, our business, financial position, and results of operations could be materially and adversely affected.

We are not guaranteed exclusivity or volumes in our contracts with our customers.

We enjoy long-standing relationships with many of our customers, but our customer contracts and services agreements do not typically require our customers to use our products exclusively or commit to minimum engagement or order volumes. As a result, we rely on our customers’ continuing demand for our products and solutions, our technology, our value proposition, and our brand and reputation to compete. Our customers can stop doing business with us for any reason at any time with minimal notice and without penalty, which they may leverage to renegotiate our arrangements on terms less favorable to us. The loss of a significant customer or any reduced demand for our products and solutions by our customers, especially our large customers, would have a negative impact on our business. For the year ended December 31, 2021, we had one customer who accounted for approximately 10% of our revenues. We cannot guarantee that we will maintain relationships with any of our customers on acceptable terms or at all or retain, renew or expand upon our existing agreements. The failure to do so could negatively affect our business, financial condition, and results of operations.

We rely on third-party data and service providers. If they are unable to deliver or perform as expected, our ability to operate effectively may be impaired, and our business may be materially and adversely affected.

We rely extensively on data, information, and services provided by or derived from a variety of external sources, including our suppliers, customers, strategic partners, various public filings, credit bureaus, publicly available information, and government authorities. Our suppliers could at any point decline to continue providing data or provide untimely or inaccurate data. These data sources have in the past increased the costs for their services, and we expect they will continue to do so from time to time. It may not be possible for us to recover any or all of the costs of any increases in fees by passing such costs along to our customers. If we try to do so, it could have a negative impact on customer relationships. In addition, the increase in such costs could cause our customers to choose to forgo certain services, thereby reducing demand for our products and solutions. Our suppliers could also request or require us to enter into minimum order contracts with clawback enforcement provisions. Some suppliers, such as certain criminal data suppliers and drug testing laboratories and collection sites we use, are also owned or may in the future be acquired by one or more of our competitors, which could make us especially vulnerable to unforeseen price increases or outright declinations to continue our relationships. Because our agreements with third-party data providers are generally non-exclusive, we are subject to the risk they may choose to enter into an exclusive arrangement with one of our competitors or maintain an exclusive proprietary database that is not shared with us. These risks could be exacerbated if our customers request we engage with a particular provider for their orders. We cannot guarantee that we will be able to identify and engage replacement providers on acceptable terms or obtain data from alternative sources in the event our suppliers are no longer able or are unwilling to provide us with certain data or services. If we were to lose access to external data or if our access or use were restricted or were to become less economical or desirable, our ability to timely complete requested services and products at a level of quality acceptable to our customers could be negatively impacted, which could adversely affect our business, results of operations and financial condition.

Data collection and verification by screening providers is dependent on access to databases run by government and law enforcement agencies, including the Federal Bureau of Investigation, state, and federal courthouses, and records systems. If we were to lose or face diminished access to one or more of these data sources, or if government personnel were unable or unwilling to access these data sources on our behalf, our operations could be negatively impacted, and our sales could suffer. Such interruptions result from government shutdowns or slowdowns, such as those that recently occurred during the COVID-19 pandemic, changing laws and regulations, or natural disasters such as earthquakes, hurricanes, or floods. The inability to access or a delay in accessing essential information could result in lengthened and unsatisfactory turnaround times or our inability to offer certain of our products and solutions.

Due to the sensitive and privacy-driven nature of our products and solutions, we could face liability and legal or regulatory proceedings, which could be costly and time-consuming to defend and may not be fully covered by insurance.

The nature of the products and solutions we provide and the information and data collected, processed, transmitted, disclosed, used, and reported by us (including personal information, confidential information, and other sensitive and/or regulated information) subjects us to potential liability from customers, consumers, data subjects, third parties, and government authorities relating to claims of legal or regulatory non-compliance, defamation, invasion of privacy, false light, negligence, intellectual property infringement, misappropriation or other violation and/or other related causes of action. Such liability may depend on actions or events beyond our control, such as how our customers use the information we provide or the veracity of the data we are provided by third parties. For example, we may from time to time be subject to legal claims by applicants for allegedly failing to comply with the FCRA in relation to issues regarding the accuracy of our reports. Likewise, our customers may seek indemnification for losses allegedly caused by negligent hiring or retention by asserting our reports failed to disclose information that would have resulted in an adverse employment decision had it been reported. Such lawsuits and other proceedings could divert resources from our management and potentially subject us to equitable remedies. In addition, punitive damages are available as a remedy under the FCRA, which we are subject to and are generally not covered by insurance. We may also face adverse publicity in connection with such incidents, which could have a negative effect on our reputation and business.

Disruptions with our technology and network infrastructure, including our data centers, servers, and third-party cloud and internet providers, and our migration to the cloud, could have an adverse impact on our business.

Our operating model depends on the efficient and unimpeded operation of our global technology and data processing systems. We currently operate data centers and servers around the world and rely on our third-party cloud providers to host certain of our websites, databases, and web-based services. Our property and business interruption insurance coverage may not be adequate to fully compensate us for losses that may occur. Severe impairment or total destruction of our data centers could occur, and recovery could be difficult and may not be possible at all. In the event of an accessibility outage or other incident at our data centers or with respect to our third-party cloud providers, our operations could be disrupted, data could be lost, our systems or the quality of our products and solutions could be compromised, and we could suffer financial loss, reputation damage, potential liability, or customer loss, any of which could have an adverse impact on our business, results of operations, and financial condition. Such outages may be impossible to predict, plan for, or avoid.

Because we rely on such third-party cloud providers, we are subject to risks that we can neither control nor mitigate, including their vulnerability to damage from climate change, earthquakes, hurricanes, floods, acts of terrorism, power loss, telecommunications and other service failures, break-ins, human error, and similar events. Our current or future third-party cloud providers could decide to close their facilities without adequate notice or otherwise cease doing business with us. We cannot guarantee that our current or future third-party cloud providers will keep up with our increasing capacity needs or customer demand. In addition, our users depend on internet service providers, online service providers, and other website operators for access to our systems. These providers could experience outages, delays, and other difficulties due to system failures unrelated to our systems, events which are beyond our control, or mitigation. Any changes in service levels by our current or future third-party cloud providers could result in loss or damage to our stored information and result in operational delays. Any of these events could seriously harm our business, results of operations, and financial condition.

We are currently transitioning towards hosting certain of our software and systems on cloud-based technology. This transition is complex and will require significant changes to our platforms. Scaling and adapting our technology will require a significant lead time and investment in financial and human capital. We cannot guarantee that this transition will be without operational interruptions or other forms of disruption, including loss of information, delayed turnaround times, and deficiencies in our design, implementation, or maintenance of the system. If we experience outages or interruptions in the products and solutions we provide for extended periods of time, our customers could face accessibility issues which would have an adverse impact on our business, results of operations, and financial condition.

Our business, brand, and reputation may be harmed as a result of security breaches, cyber-attacks, employee or other internal misconduct, computer viruses, or the mishandling of personal data.

Our products entail the collection, use, processing, disclosure, storage, and transmission of personal information, confidential information, and other sensitive and/or regulated information of individuals, including personal data.

In general, we utilize encryption and other technologies designed to provide system security for the transmission of confidential or personal data. There is no assurance that our use of applications and other technologies designed for data security, or that of our third-party vendors and service providers, will effectively counter security risks from hackers, computer viruses, and/or other intrusions or incidents. If one of more of our or our vendors’ facilities, computer networks, or databases were to experience a security breach, we could face a risk of loss of, or unauthorized access to and use of, personal data, confidential information, and other sensitive and/or regulated data, which could harm our business and reputation and result in a loss of customers or the imposition of fines or other penalties by governmental agencies, in addition to potential legal claims by our customers and their applicants and employees. Although we have put in place a number of controls and automated redundancies, our protocols and processes can also be violated due to human error, including as a result of phishing and other attempts by others to fraudulently induce the improper disclosure of sensitive information.

The techniques utilized and planned by hackers, bad actors, and other unauthorized entrants are varied and constantly evolving and may not be detected until a breach has occurred. As a result, despite our efforts, it may be difficult or impossible for us to implement measures that fully prevent such attacks or react in a timely manner. Unauthorized parties may in the future attempt to gain access to our systems or facilities through various means, including, among others, hacking into our or our consumers’ systems or facilities, or attempting to fraudulently induce our employees, consumers or others into disclosing usernames, passwords, or other sensitive information, which may, in turn, be used to access our information technology systems and gain access to our data or other confidential, proprietary, or sensitive information. Such efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect and prevent.

Further, certain of our employees have access to sensitive information about the applicants whom we perform background screenings and verifications on. In addition, certain of our third-party service providers and vendors have access to limited portions of our IT systems and may also be subject to such attempts, which then can be used to attempt to infiltrate our systems. Because we do not control our vendors or the processing of data by our vendors, other than through our contractual relationships, our ability to monitor our vendors’ data security may be very limited such that we cannot ensure the integrity or security of measures they take to protect and prevent the loss of our or our consumers’ data. As a result, we are subject to the risk that cyber-attacks on, or other security incidents affecting, our vendors may adversely affect our business even if an attack or breach does not directly impact our systems. It is also possible that security breaches sustained by, or other security incidents affecting, our competitors could result in negative publicity for our entire industry that indirectly harms our reputation and diminishes demand for our products and solutions.

Furthermore, international, federal and state regulators and many international, federal and state laws and regulations require notice of certain data security breaches that involve personal information, which, if applicable, could lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. In addition, we may incur significant costs and operational consequences in connection with investigating, mitigating, remediating, eliminating, and putting in place additional measures designed to prevent future actual or perceived security incidents, as well as in connection with complying with any notification or other obligations resulting from any security incidents.

Our insurance policies may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business. Furthermore, we cannot be certain that insurance coverage will continue to be available on acceptable terms or at all, or that the insurer will not deny coverage as to any future claim.

If we are unable to fully protect the security and privacy of our data and electronic transactions, or if we or our third-party service providers are unable to prevent any data security breach, incident, unauthorized access, and/or misuse of our information by our customers, employees, vendors, or hackers, it could result in significant liability (including litigation and regulatory actions and fines), cause lasting harm to our brand and reputation, and cause us to lose existing customers and fail to win new customers.

If we fail to continue to integrate our platforms and solutions with that of human resource software providers or if our relationships with human resource software providers deteriorate, our business could be adversely affected.

We partner with many third-party human resource software providers, including applicant tracking systems and human capital management systems, to ensure that customers benefit from an integrated solution that allows them to easily perform both human resource functions and screenings and verifications through a core platform. This depends on our ability to seamlessly integrate our platforms and systems with those of the human resource software providers. If our partnership or arrangements with such providers are terminated for any reason, we risk losing the opportunity for continued integration with the software applications of these companies, which could jeopardize our ability to provide a seamless interface for our customers, result in service disruptions, increase costs and reduce the quality of our products, and ultimately put us at a competitive disadvantage in maintaining our customer relationships and obtaining new ones. Further, if a provider updates its products without providing sufficient notice to us, there could be disruptions to the integration, which could result in errors, delays, and interruptions.

In addition, these third-party human resource software providers are often sources of positive references when a customer is looking to make a purchase or contract renewal decision and may also be a source of new business referrals. If our relationships with these third parties were to deteriorate or if our arrangements with them were to expire, our business and our ability to win new customers and retain existing customers may be adversely affected.

We are subject to risks relating to public opinion, which may be magnified by incidents or adverse publicity concerning our industry or operations.

We operate in an industry that involves the risk of negative publicity, especially relating to cybersecurity, privacy, and data protection, and adverse developments with respect to our industry may also, by association, negatively impact our reputation. For example, when information services companies are involved in high-profile events involving data theft, these events could result in increased legal and regulatory scrutiny, adverse publicity, and potential litigation concerning the commercial use of such information for our industry in general. If there is a perception that the practices of our business or our industry constitute an invasion of privacy, our business and results of operations may be negatively impacted. There have been and may continue to be perception issues, social stigmas, and negative media attention regarding the collection, use, accuracy, correction, and sharing of personal data, which could materially adversely affect our business, results of operations, and financial condition.

We rely on third-party vendors to carry out certain portions of our operations. If they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change, our business operations and results of operations could be materially and adversely affected.

Our ability to deliver products to our customers effectively requires us to work with certain third-party vendors and service providers. For example, we engage third-party vendors to maintain and upgrade portions of our software and technology. In addition, from time to time and in certain geographic locations, we engage third-party support service providers depending on demand requirements on our operations and customer service call centers. Our business, therefore, depends on such third parties meeting our expectations and the expectations of our customers in timeliness, quality, and volume. We cannot guarantee our third-party providers will be able to do so on a cost-effective basis or at all due to a number of factors, including those attributable to the COVID-19 pandemic. Some of the third-party vendors that we rely on conduct operations outside of the United States, which subjects us to the risk that economic, political, and military events in foreign jurisdictions might cause an interruption to our operations. We may not be able to ensure that our third-party vendors perform in accordance with agreed-upon, regulated, and expected standards. We could be held accountable for their failure to do so, which may subject us to fines or other sanctions. If our third-party vendors do not meet our expectations and those of our customers, it could negatively affect our reputation, harm our relationships with existing customers, and hamper our ability to win new customers.

While we have entered into agreements with some of these third-party service providers, they have no obligation to renew their agreements with us on commercially reasonable terms or at all. If any one of our third-party service provider’s ability to perform their obligations was impaired, we may not be able to find an alternative supplier in a timely manner or on acceptable financial terms, which could result in operational interruptions.

In addition, any shift in business strategy, corporate reorganization, or financial difficulties, such as bankruptcy faced by our third-party providers, may have negative effects on our ability to implement our business strategy.

Any termination of our agreements with, or disruption in the performance of, one or more of these third-party providers could result in operational disruptions and delayed turnaround times. This could adversely impact our relationships with our existing customers, reduce our ability to attract new customers, impact our ability to innovate and introduce new products and solutions, and result in an inability to meet our obligations or require us to seek alternative service providers on less favorable terms, any of which can adversely affect our business, results of operations, and financial condition.

Our international business exposes us to a number of risks.

We perform screenings and verifications internationally, including helping businesses screen their applicants with backgrounds that include international jurisdictions outside of the business’ domestic base of operations. In 2021, we performed screens for our customers on individuals from over 200 countries and territories, and we seek to continue to expand our international operations. The laws and regulations governing our international operations are numerous, varied, and evolving. It may be difficult to correctly identify, interpret, and ensure compliance with these laws and regulations, and we cannot be certain we will avoid liability for noncompliance or improper compliance with such laws and regulations. Any such cost or liability could have a material adverse effect on our business, financial condition, and results of operations. See “—We operate in a highly regulated industry and are subject to numerous and evolving laws and regulations” and “—If regulatory regimes continue to heighten their scrutiny over personal data and data security, it could lead to increased restrictions, loss of revenue opportunity, greater costs of compliance, and lost efficiency.”

Because we generate a portion of our revenues and operating income outside of the United States, we are exposed to market risk from changes in foreign currency exchange rates that could impact our results of operations, financial position, and cash flows. Such fluctuations could have a negative or positive impact on our revenues and results of operations in any given period, which may make it difficult to compare our operating results across different periods. Foreign currency exchange rate fluctuations may also adversely impact third-party vendors we rely on for services, which may be passed along to us in the form of price increases.

In addition, as a result of our international footprint, our business, financial condition, and results of operations could be subject to factors beyond our control, including, but not limited to:

•
our ability to oversee and staff our international operations;
•
foreign exchange controls that might prevent us from repatriating cash to the United States;
•
unfavorable foreign tax rules;
•
language and cultural differences;
•
trade relations, political and economic instability, and international conflicts;
•
non-compliance with applicable currency exchange control regulations, transfer pricing regulations, or other similar regulations;
•
violations of the FCPA or similar anticorruption laws by acts of agents and other intermediaries whom we have limited or no ability to control; and
•
sanction laws and regulations such as those by the U.S. Department of The Treasury’s Office of Foreign Assets Control, that restrict our dealings with certain sanctioned countries, territories, individuals and entities; these laws and regulations are complex, frequently changing, and increasing in number, and may impose additional prohibitions or compliance obligations on our dealings in certain countries and territories, including sanctions imposed on Russia and certain Ukraine territories.

Our continued success depends in large part on the service of our key executives and our ability to find and retain qualified employees.

We depend to a large degree on the personal efforts, abilities, and performance of the members of our senior leadership team and other key personnel. Over the past several years, our management team has driven strategic and transformational initiatives across operations, product, engineering, and sales to accelerate growth and product development. Although we maintain employment contracts with certain of our officers, the possibility remains they may terminate their employment relationship with us at any time. If any of our key personnel were unable or unwilling to continue in their present positions, it may be difficult to replace them, and their departure could adversely affect our business, financial condition, and results of operations.

Our ability to grow our business and provide our customers with the products and solutions they have grown to expect from us is also dependent on our ability to attract and retain highly motivated and qualified people. Competition for skilled employees in our industry is intense and, if we are unable to attract and retain an able workforce, our business, results of operations, and financial condition may suffer. Any unplanned turnover or sustained labor shortage, or failure to attract, develop, and maintain a highly skilled and diverse workforce, including key capabilities such as product development, sales, customer success, and operations, can deplete our institutional knowledge base, erode our competitive advantage or result in increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs.

If we are unable to obtain, maintain, protect and enforce our intellectual property and other proprietary information, or if we infringe, misappropriate or violate the intellectual property rights of others, the value of our brands and other intangible assets may be diminished, and our business may be adversely affected.

Our intellectual property rights and other proprietary rights are important to our business, and our ability to compete and our success depend, in part, on obtaining, maintaining, protecting, and enforcing such rights. In particular, the technology solutions we have created to deliver screening solutions, automate and integrate our platforms with third-party human capital management and applicant tracking systems, and gather and process information from various data sources and suppliers are critical to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as licensing agreements, intellectual property assignment agreements, third-party nondisclosure agreements, and other confidentiality agreements with our employees, customers, vendors, partners, and others to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying our products and solutions or otherwise infringing on, misappropriating, or violating our intellectual property rights, and we may need to devote significant additional resources and time to ensure our intellectual property rights are adequately protected, including by bringing litigation against third parties to enforce our intellectual property rights. We cannot guarantee that we will be successful in prevailing in any such matters, regardless of our expenditures and efforts. Our efforts to enforce our intellectual property and other proprietary rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property and other proprietary rights, and if such defenses, counterclaims, or countersuits are successful, it could diminish or we could otherwise lose valuable intellectual property and other proprietary rights. In addition, some of the laws in foreign markets in which we operate do not protect intellectual property and other proprietary rights to the same level of protection as do the laws of the United States, and the mechanisms for enforcement of intellectual property and other proprietary rights in such countries may be inadequate.

In addition, our competitors and other third parties may also design around or independently develop similar technology or otherwise duplicate or mimic our products such that we would not be able to successfully assert our intellectual property or other proprietary rights against them. We cannot assure that any future patent, trademark, or service mark registrations will be issued for our pending or future applications or that any of our current or future patents, copyrights, trademarks, or service marks (whether registered or unregistered) will be valid, enforceable, sufficiently broad in scope, provide adequate protection of our intellectual property or other proprietary rights, or provide us with any competitive advantage.

Furthermore, we may also be subject to claims of intellectual property infringement, misappropriation, or violation by third parties, including our competitors. Even if we are unaware of such rights, we may be found by courts to be infringing upon, misappropriating, or violating them. If successfully asserted against us or if we decide to settle such matters, we could be required to pay substantial damages or ongoing royalty payments, obtain licenses, which may not be available on commercially reasonable terms, or at all, modify our products and solutions (including our applications), or discontinue certain products. We may also be obligated to indemnify applicants, customers, vendors, or partners in connection with any such claim or litigation. Even if we prevail in a dispute, any litigation regarding intellectual property could be costly, time-consuming, and require the deployment of significant resources, and could result in lasting harm being done to our brand and reputation, results of operations or financial condition, or have other adverse consequences.

If we are unable to maintain, protect and enforce the confidentiality of our trade secrets, our business and competitive position would be harmed.

In order to safeguard our innovations and competitive advantages, we partially rely on trade secrets. We cannot guarantee that we will be successful in maintaining, protecting, or enforcing the confidentiality of our trade secrets or that our non-disclosure agreements will provide sufficient protection of our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or other disclosure. Although we have taken steps to protect our trade secrets, including entering into confidentiality agreements with third parties and confidential information and inventions agreements with employees, consultants, and advisors, we cannot provide any assurances that any of these parties may not breach the agreements and disclose our proprietary information, including our trade secrets. For example, if a party to one of our non-disclosure agreements were to breach said agreement, we cannot guarantee that adequate remedies will be available to rectify any subsequent damages or losses of confidential and proprietary information. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside of the United States are less willing or unwilling to protect trade secrets. It is also possible that our trade secrets will become known by some other mechanism or independently developed by our competitors, and we would have no right to prevent them from using that technology or information to compete with us. For example, a significant portion of our proprietary databases is assembled from publicly available information sources, and third parties, including our competitors, could compile similar or competing databases by accessing the same publicly available information sources.

The use of open-source software in our applications may expose us to additional risks and harm our intellectual property rights.

We have in the past and may in the future continue to incorporate certain “open source” software into our codebase and our products and solutions. Open-source software is generally licensed by its authors or other third parties under open source licenses, which typically do not provide any representations, warranties, or indemnity coverage by the licensor. Some of these licenses provide that combinations of open source software with a licensee’s proprietary software are subject to the open source license and require that the combination be made available to third parties in source code form, at no cost, or subject to other unfavorable conditions. Some open-source licenses may also require the licensee to grant licenses under certain of its own intellectual property to third parties. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate such software into their products or applications. The terms of various open-source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of open-source software or our proprietary rights. In addition, if we were to combine our applications with open source software in a certain manner, we could, under certain of the open-source licenses, be required to publicly release or license, at no cost, our products that incorporate the open source software or the affected portions of our source code, which could allow our competitors or other third parties to create similar products and solutions with lower development effort, time, and costs, and could ultimately result in a loss of transaction volume for us. If we inappropriately use open-source software, we may be required to redesign our applications, seek licenses from third parties in order to continue offering our products, which may not be available on commercially reasonable terms, or at all, discontinue the sale of our products or solutions, or take other remedial actions, each of which could reduce or eliminate the value of our technologies and could adversely impact our business, operating results, or financial condition.

We cannot ensure that we have not incorporated open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies, and we may inadvertently use open source in a manner that we do not intend, or that could expose us to claims for breach of contract or intellectual property infringement, misappropriation, or other violation. If we fail to comply, or are alleged to have failed to comply, with the terms and conditions of our open source licenses, we could be required to incur significant legal expenses defending such allegations, be subject to significant damages, be enjoined from the sale of our products and solutions, and be required to comply with onerous conditions or restrictions on our products and solutions, any of which could be materially disruptive to our business. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition, or require us to devote additional development resources to change our applications.

Real or perceived errors, failures, or bugs in our products could adversely affect our business, results of operations, financial condition, and growth prospects.

Our products are complex, and therefore undetected errors, failures, bugs, or defects may be present in our products or occur in the future in our products, our technology or software or technology or software we license in from third parties, including open source software, especially when updates or new products are released. Such software and technology are used in IT environments with different operating systems, system management software, devices, databases, servers, storage, middleware, custom, and third-party applications and equipment and networking configurations, which may cause errors, failures, bugs, or defects in the IT environment into which such software and technology are deployed. This diversity increases the likelihood of errors, failures, bugs, or defects in those IT environments. Despite testing by us, real or perceived errors, failures, bugs, or defects may not be found until our customers use our products. Real or perceived errors, failures, bugs or defects in our products could result in negative publicity, loss of or delay in market acceptance of our products and harm to our brand, weakening of our competitive position, claims by customers for losses sustained by them or failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any real or perceived errors, failures, bugs, or defects in our products could also impair our ability to attract new customers, retain existing customers or expand their use of our products, which would adversely affect our business, results of operations, and financial condition.

Additionally, if customers fail to adequately deploy protection measures or update our products, customers and the public may erroneously believe that our products are especially susceptible to cyber-attacks. Real or perceived security breaches against our products could cause disruption or damage to our customers’ networks or other negative consequences and could result in negative publicity to us, damage to our reputation, lead to other customer relations issues and adversely affect our revenue and results of operations. We may also be subject to liability claims for damages related to real or perceived errors, failures, bugs, or defects in our products. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products may harm our business and results of operations. Finally, since some of our customers use our products for compliance reasons, any errors, failures, bugs, defects, disruptions in service, or other performance problems with our products may damage our customers’ business and could hurt our reputation.

We may not be able to identify attractive acquisition targets and strategic partnerships or successfully complete such transactions.

Part of our strategy is to selectively pursue complementary acquisitions and strategic partnerships. Opportunities to grow our business through acquisitions, joint ventures, and other alliances may not be available to us in the future. We cannot guarantee that we will be able to identify attractive targets that are a strategic fit with our business or that we will be able to agree upon acceptable terms. Our ability to successfully identify and complete future acquisitions with reasonable valuations may also be affected by factors out of our control, including general market conditions, volatility in the capital and debt markets, and other macroeconomic and geopolitical risks. Furthermore, a number of our competitors expand and diversify through acquisitions, and we likely will experience competition in our effort to execute our acquisition strategy. As a result, we may be unable to continue to make acquisitions or may be forced to pay more for the companies we are able to acquire.

We may not be able to integrate or manage acquired businesses, including the businesses we recently acquired, Corporate Screening Services, LLC, MultiLatin Advisors, S.A. de C.V., and Form I-9 Compliance, and strategic partnerships so as to produce returns that justify the investment. Integrating acquisitions or other business relationships may result in unforeseen operating difficulties and expenditures, disrupt our ongoing business, divert our resources, and require significant management attention that would otherwise be available for the ongoing development of our business. In particular, it may prove difficult to integrate the personnel, operations, intellectual property, and/or technology systems of any acquired organizations, and to maintain uniform standards, policies, and procedures across multiple platforms and locations, including for those located outside of the United States. This may result in a greater than anticipated increase in the transaction, remediation, and integration costs and could discourage us from entering into acquisitions where the potential for such costs outweigh the perceived benefit. Further, although we conduct due diligence with respect to the business and operations of each of the companies we acquire, we may not have identified all material facts concerning these companies, which could result in unanticipated events or liabilities. We cannot guarantee that any acquisitions we seek to enter into will be carried out on favorable terms or that the anticipated benefits of any acquisition, investment, or business relationship will materialize as intended or that no unanticipated liabilities will arise.

Seasonality may cause our operating results to fluctuate from quarter to quarter.

We experience seasonality with respect to certain industries we service due to fluctuations in hiring volumes and other economic activity. For example, pre-onboarding revenues generated from our customers in the retail and transportation industries are historically highest during the September through November months leading up to the holiday season and lowest at the beginning of the first quarter following the holiday season. Certain customers across various industries also historically ramp up their hiring throughout the second quarter of the year as winter concludes, commercial activity tied to outdoor activities increases, and the school year ends, giving rise to student and graduate hiring. In addition, apartment rental activity and associated screening activity historically declines in the fourth quarter heading into the holiday season.

In addition, customers may elect to complete post-onboarding screening such as workforce re-screens and other products at different periods and intervals during any given year. It is not always possible to accurately forecast the timing and magnitude of these programs.

Further, digital transformation, growth in e-commerce, and other economic, demographic, and labor market shifts can impact seasonality trends, making it difficult for us to predict how our seasonality may evolve in the future. As a result, it may be difficult to forecast our results of operations accurately, and there can be no assurance that the results of any particular quarter or other period will serve as an indication of our future performance.

Our implementation cycles can be lengthy and variable, depend upon factors outside our control, and could cause us unexpected delays in generating revenues or result in lower than anticipated revenues.

Unexpected delays and difficulties can occur as customers implement and test our products and solutions. Implementation typically involves integration with our customers’ and third-party systems and internal processes, as well as adding customer and third-party data to our platforms. This can be complex and time-consuming for our customers and can result in delays. We provide our customers with upfront estimates regarding the duration and resources associated with the implementation of our products and solutions. However, delays may occur due to discoveries made during the implementation process, such as unique or unusual customer requirements or our internal limitations. If we are unable to resolve these issues and we fail to meet the upfront estimates and the expectations of our customers, it could result in customer dissatisfaction, loss of customers, delays in generating revenues, or negative brand perception about us and our products and solutions. Our implementation cycles could also be disrupted by factors outside of our control, such as deficiencies in the platform of our customers or third-party ATS or HCM systems, which could adversely affect our business, results of operations, and financial condition.

The interpretation of tax laws may have a material adverse effect on our business.

Tax laws and related interpretations with respect to income taxation are frequently reviewed and amended by governmental bodies, officials, and regulatory agencies in the United States and other jurisdictions in which we do business. Our provision for income taxes may be adversely affected by changes to our operating model, changes in the mix of income and expenses in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws, regulations, or administrative interpretations. For example, there are several proposals to change the current tax law, including changes in global intangible low-taxed income (“GILTI”). If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact on our effective tax rate. It cannot be predicted whether or when tax laws, regulations, and rulings may be enacted, issued, or amended that could materially and adversely impact our financial position, results of operations, or cash flows.

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations.

We have a significant amount of indebtedness. As of December 31, 2021, we had $564.7 million of total debt outstanding.

Our indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to us, including:

•
increase our vulnerability to adverse changes in the general economy, industry, and competitive conditions;
•
require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;
•
limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•
require us to repatriate cash from our foreign subsidiaries to accommodate debt service payments;
•
expose us to the risk of increased interest rates as certain of our borrowings, including borrowings under our term loan facility are at variable rates, and we may not be able to enter into interest rate swaps, and any swaps we enter into may not fully mitigate our interest rate risk;
•
restrict us from capitalizing on business opportunities;
•
make it more difficult to satisfy our financial obligations, including payments on our indebtedness;
•
place us at a competitive disadvantage compared to our competitors that have less debt; and
•
limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy, or other general corporate purposes.

In addition, the credit agreement governing our term loan facility and revolving credit facility contains, and the agreements governing future indebtedness may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness.

We may be able to incur significant additional indebtedness in the future. Although the credit agreement governing our term loan facility and revolving credit facility contain restrictions on the incurrence of additional indebtedness by us, such restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we incur additional indebtedness or such other obligations, the risk associated with our indebtedness described above will increase. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt.”

We will require a significant amount of cash to service our debt, and our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could materially adversely affect our business, results of operations, and financial condition.

Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory, and other factors that are beyond our control.

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the credit agreement governing our term loan facility and revolving credit facility, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, results of operations, and financial condition, as well as on our ability to satisfy our obligations in respect of our term loan facility and revolving credit facility.

Our debt instruments restrict our current and future operations, particularly our ability to respond to changes or take certain actions.

The credit agreement governing our term loan facility and revolving credit facility impose significant operating and financial restrictions and limit our ability to:

•
incur additional indebtedness and guarantee indebtedness;
•
pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;
•
prepay, redeem or repurchase certain debt;
•
make acquisitions, investments, loans, and advances;
•
sell or otherwise dispose of assets;
•
incur liens;
•
enter into transactions with affiliates;
•
enter into agreements restricting our subsidiaries’ ability to pay dividends;
•
consolidate, merge or sell all or substantially all of our assets; and
•
engage in certain fundamental changes, including changes in the nature of our business.

As a result of these covenants and restrictions, we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, we are required to maintain specified financial ratios and satisfy other financial condition tests. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above as well as others contained in our future debt instruments from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially adversely affect our business, results of operations, and financial condition.

If there were an event of default under any of the agreements relating to our outstanding debt, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowing under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our secured debt, the holders of such debt could proceed against the collateral securing such debt. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. As a result, any default by us on our debt could have a materially adverse effect on our business, results of operations, and financial condition.

The phase-out of LIBOR could affect interest rates under our credit facilities.

The United Kingdom’s Financial Conduct Authority has announced it intends to stop compelling banks to submit rates for the calculation of the London Interbank Offered Rate (“LIBOR”). LIBOR was phased out starting on January 1, 2022 for the one-week and two-month USD LIBOR settings and is expected to be phased out starting on July 1, 2023 for the remaining USD LIBOR settings and companies and firms have been urged to be able to run their business without LIBOR and to reduce the stock of “legacy” LIBOR contracts. It is unclear if a new method of calculating LIBOR will be established, or if an alternative reference rate will be established. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. In addition, since April 2018, the Bank of England has been setting the primary sterling interest rate benchmark using Sterling Over Night Index Average rate (“SONIA”) so that SONIA will be established as the primary sterling interest rate benchmark. We are not able to predict when LIBOR will cease to be available or if SOFR, SONIA, or another alternative reference rate, will attain market traction as a LIBOR replacement. LIBOR is used as the reference rate for certain borrowings under our credit facilities. If LIBOR ceases to exist, we and the administrative agent for our credit facilities may amend our credit agreement to replace LIBOR with a different benchmark index and make certain other conforming changes to our credit agreement. As such, the interest rate on certain of our borrowings under our credit facilities may change. The new rate may not be as favorable as those in effect prior to any LIBOR phase-out. Furthermore, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our interest expense, results of operations, and cash flow.

Risks Related to Ownership of Our Common Stock

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act of 1933 (as amended, the “Securities Act”), and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company”, among other exemptions:

•
we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act;
•
we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•
we are not required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that the company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period, and as a result, our financial statements may not be comparable with similarly situated public companies.

We may remain an “emerging growth company” until the fiscal year commencing on January 1, 2027, though we may cease to be an “emerging growth company” earlier under certain circumstances, including (1) if our gross revenues exceed $1.07 billion in any fiscal year, (2) if we become a large accelerated filer, with at least $700 million of equity securities held by non-affiliates, or (3) if we issue more than $1.0 billion in non-convertible notes in any three year period.

We cannot predict if investors may find our common stock less attractive if we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may decline and/or become more volatile.

We qualify as a “controlled company” within the meaning of Nasdaq rules and the rules of the SEC and, as a result, qualify for exemptions from certain corporate governance requirements.

Silver Lake controls a majority of the voting power of our outstanding common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that:

•
a majority of our board of directors consist of “independent directors” as defined under the Nasdaq rules;
•
our director nominees be selected, or recommended for our board of directors’ selection by a nominating/governance committee comprised solely of independent directors; and
•
the compensation of our executive officers be determined, or recommended to our board of directors for determination, by a compensation committee comprised solely of independent directors.

Although we are not relying on the exemptions from these corporate governance requirements, if we do rely on such exemptions in the future, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Silver Lake controls us and its interests may conflict with yours in the future.

Silver Lake beneficially owns 58.8% of our common stock as of December 31, 2021. As a result, Silver Lake is able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation or bylaws and other significant corporate transactions for so long as Silver Lake and its affiliates retain significant ownership of us. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. So long as Silver Lake continues to own a significant amount of our combined voting power, even if such amount is less than 50%, Silver Lake will continue to be able to strongly influence or effectively control our decisions and, so long as Silver Lake and its affiliates collectively own at least 5% of all outstanding shares of our stock entitled to vote generally in the election of directors, Silver Lake will be able to nominate individuals to our board of directors under our stockholders’ agreement. In addition, the stockholders’ agreement grants to Silver Lake and its affiliates and certain of their transferees certain governance rights for as long as Silver Lake and its affiliates and certain of their transferees maintain ownership of at least 25% of our outstanding common stock, including rights of approval over the entry into joint ventures or similar business alliances having a fair market value of more than $100 million, incurrence of debt for borrowed money in excess of $100 million, the increase or reduction in the size of our board of directors, initiation of any liquidation, dissolution, bankruptcy or other insolvency proceeding, the appointment or termination of our chief executive officer, or any material change in the nature of our business. The interests of Silver Lake may not coincide with the interests of other holders of our common stock.

In the ordinary course of their business activities, Silver Lake and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our certificate of incorporation provides that Silver Lake, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates will not have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Silver Lake also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, Silver Lake may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance its investment, even though such transactions might involve risks to you.

In addition, Silver Lake and its affiliates are able to determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of the Company or a change in the composition of our board of directors and could preclude any acquisition of the Company. Further, under the stockholders’ agreement, so long as Silver Lake and its affiliates and certain of their transferees maintain ownership of at least 25% of our outstanding common stock, they will have approval rights of any change of control transaction, which could preclude any unsolicited acquisition of our shares. This concentration of voting control could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of the Company and ultimately might affect the market price of our common stock.

We incur additional costs associated with the requirements of being a public company, and our management is required to devote substantial time to compliance matters, adding complexity to running our business.

As a public company, we incur significant legal, regulatory, finance, accounting, investor relations, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and related rules implemented by the SEC, and costs in connection with continued listing on Nasdaq. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. Our efforts to comply with these rules and regulations have significantly increased our legal and financial compliance costs and have made some activities more time-consuming and/or costly. Our management devotes a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Failure to comply with requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price, and any failure to maintain financial controls could result in our financial statements becoming unreliable.

As a public company, we have significant requirements for enhanced financial reporting and internal controls. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The measures we may take may not be sufficient to satisfy our obligations as a public company and if we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results. In addition, we are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. If we are no longer an “emerging growth company,” our auditors will be required to issue an attestation report on the effectiveness of our internal controls on an annual basis.

In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by our independent registered public accounting firm in connection with the issuance of their attestation report. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected.

We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report (to the extent it is required to issue a report), investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock.

Our stock price may be highly volatile or may decline regardless of our operating performance, and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The trading price of our common stock may be highly volatile and may be adversely affected due to a number of factors, most of which we cannot control, including those listed elsewhere under this “Risk Factors” section, and the following:

•
results of operations that vary from the expectations of securities analysts and investors;
•
results of operations that vary from those of our competitors;
•
changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•
changes in economic conditions for companies in our industry;
•
changes in market valuations of, or earnings and other announcements by, companies in our industry;
•
declines in the market prices of stocks generally;
•
additions or departures of key management personnel;
•
strategic actions by us or our competitors;
•
announcements by us, our competitors, our suppliers or our distributors of significant contracts, price reductions, new products or technologies, acquisitions, dispositions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;
•
changes in preference of our customers and our market share;
•
changes in general economic or market conditions or trends in our industry or the economy as a whole;
•
changes in business or regulatory conditions;
•
future sales of our common stock or other securities;
•
investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
•
the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•
changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business;
•
announcements relating to litigation or governmental investigations;
•
guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•
the development and sustainability of an active trading market for our stock;
•
changes in accounting principles; and
•
other events or factors, including those resulting from informational technology system failures and disruptions, natural disasters, war, acts of terrorism or responses to these events.

Furthermore, the stock market may experience extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were to become involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

You may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.

As of December 31, 2021, we had approximately 847,098,960 shares of authorized but unissued common stock. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved shares for issuance under the 2021 Equity Plan and the ESPP. Any common stock that we issue, including under the 2021 Equity Plan or the ESPP or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who purchase common stock. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

We have no history of paying cash dividends on our common stock.

We have no history of paying cash dividends on our common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors, and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under our credit agreement and other indebtedness we may incur, and such other factors as our board of directors may deem relevant. See “Dividend Policy.”

Unless we start paying dividends in the future, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than your purchase price.

First Advantage Corporation is a holding company with no operations of its own and, as such, it depends on its subsidiaries for cash to fund all of its operations and expenses, including future dividend payments, if any.

Our operations are conducted entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations or to make future dividend payments, if any, is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans. We have not historically paid dividends on our common stock; however, to the extent that we determine in the future to pay dividends on our common stock, the agreements governing our indebtedness may restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

Future sales, or the perception of future sales, of our common stock, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, including sales by Silver Lake, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Shares held by Silver Lake and certain of our directors, officers and employees are eligible for resale, subject to volume, manner of sale and other limitations under Rule 144, and subject to transfer restrictions applicable to certain members of our management and Silver Lake who are party to our stockholders’ agreement. In addition, pursuant to our stockholders’ agreement, Silver Lake will have the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. Certain of our stockholders will also have “piggyback” registration rights with respect to future registered offerings of our common stock.

If such registration rights are exercised, the market price of our shares of common stock could drop significantly. This could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

If securities or industry analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or change their views regarding the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, or if we fail to meet their expectations for our financial results, the price of our stock could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

These provisions provide for, among other things:

•
a classified board of directors, as a result of which our board of directors is divided into three classes, with each class serving for staggered three-year terms;
•
the ability of our board of directors to issue one or more series of preferred stock;
•
advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•
certain limitations on convening special stockholder meetings;
•
the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors if Silver Lake and its affiliates cease to beneficially own at least 50% of shares of common stock entitled to vote generally in the election of directors; and
•
that certain provisions may be amended only by the affirmative vote of at least 66 2/3% of shares of common stock entitled to vote generally in the election of directors if Silver Lake and its affiliates cease to beneficially own at least 50% of shares of common stock entitled to vote generally in the election of directors.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

Our board of directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.

Our amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue 250,000,000 shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that state and federal courts (as appropriate) located within the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that unless we consent to the selection of an alternative forum, the state or federal courts (as appropriate) located within the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee or stockholder of our company to the Company or our stockholders, creditors or other constituents, (iii) action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the Delaware General Corporation Law, or the DGCL, or our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine. The choice of forum provision described in the preceding sentence does not apply to claims brought under the Securities Act or the Exchange Act, meaning that nothing in our amended and restated certificate of incorporation or amended and restated by-laws will preclude stockholders that assert claims under the Securities Act or the Exchange Act, from bringing such claims in state or federal court, subject to applicable law. Our exclusive forum provision shall not relieve the Company of its duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations. Further, stockholders may not waive their rights under the Exchange Act, including their right to bring suit.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate office is located at 1 Concourse Parkway NE, Suite 200, Atlanta, GA 30328 under a lease agreement that expires on January 31, 2025, with two five-year renewal options. This property also houses our executive offices. We also lease office space in Bangalore, India, where our Global Operating Center is located. Additionally, we lease office space in Indianapolis, Indiana; Bolingbrook, Illinois; Manila, Philippines; and Mumbai, India for certain significant operational and support functions. We believe that our executive and other offices are adequate for our immediate needs and that we will obtain additional or substitute space, as needed, on commercially reasonable terms.

In addition to leveraging public cloud vendors, we maintain five data centers across the globe, with two located in the United States (Atlanta and Indianapolis) and one in each of Europe (Amsterdam), Canada (Toronto), and India (Bangalore). We also have a disaster recovery site in Suwanee, Georgia. Our data centers are fully PCI compliant and equipped with redundant power, cooling, and fire suppression. We also ensure that our data centers maintain connectivity to major internet service providers and are protected and surveilled by our Global Network Operations Center. In the event of a disaster or emergency, each data center can rely on a backup site located outside of the primary site’s region where all critical data is replicated. In the event of a service failure, all critical customer-facing solutions are set to resume service at the designated backup location.

Item 3. Legal Proceedings.

The information required under this Item 3 is set forth in Note 13 within “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this Annual Report and is incorporated herein by this reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

On June 23, 2021, our common stock began trading on the Nasdaq under the symbol “FA.” Prior to that time, there was no public market for our common stock.

Holders of Record

As of March 18, 2022, the closing price of our common stock on the Nasdaq was $17.55 per share and we had 18 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors considers relevant.

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

We had no repurchases of equity securities for the three months ended December 31, 2021.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2021, we did not issue any shares of our common stock in a transaction that was not registered under the Securities Act.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph depicts the total cumulative stockholder return on our common stock from June 23, 2021, the first day of trading of our common stock on the Nasdaq, through December 31, 2021, relative to the performance of the Russell 2000 and S&P 500 Index. The graph assumes an initial investment of $100.00 at the close of trading on June 23, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Comparison of Cumulative Total Return among First Advantage Corporation, the S&P 500 Index, and the Russell 2000 Index
$120
$110
$100
$90
$80
6/23/2021
6/30/2021
7/31/2021
8/31/2021
9/30/2021
10/31/2021
11/30/2021
12/31/2021
First Advantage Corporation (FA)
S&P 500 Index (^GSPC)
Russell 2000 Index (^RUT)

Use of Proceeds

On June 25, 2021, we completed our IPO, in which we issued and sold 22,856,250 shares of our common stock, including 2,981,250 shares sold in connection with the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share. We raised net proceeds to us of $316.5 million, after deducting the underwriting discount of $22.3 million and offering costs of $4.0 million. Additionally, certain existing stockholders sold an aggregate of 6,468,750 shares, including 843,750 shares sold in connection with the exercise of the underwriters’ option to purchase additional shares, at the same price, resulting in net proceeds to the selling stockholders of $90.7 million. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-256622), as amended (the “Registration Statement”), declared effective by the SEC on June 22, 2021. Barclays Capital Inc., BofA Securities Inc., and J.P. Morgan Securities LLC acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

The Company used the net proceeds from the IPO to prepay $200.0 million in aggregate principal amount of the outstanding indebtedness under its first-lien term loan facility and intends to use the balance for general corporate purposes. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Registration Statement.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of First Advantage Corporations’ financial condition and results of operations is provided as a supplement to the consolidated financial statements for the year ended December 31, 2021, which should be read in conjunction with the discussion regarding our financial condition and results of operations for the period from February 1, 2020 through December 31, 2020 (Successor) and for the period from January 1, 2020 through January 31, 2020 (Predecessor) compared to the year ended December 31, 2019 (Predecessor) in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus dated November 10, 2021 as filed with the SEC on November 12, 2021, which is incorporated herein by reference.

The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. See “Cautionary Notice Regarding Forward-Looking Statements.” Factors that might cause such differences include those described in Item 1A. “Risk Factors” and elsewhere in this Annual Report.

Overview

First Advantage is a leading global provider of technology solutions for screening, verifications, safety, and compliance related to human capital. We deliver innovative solutions and insights that help our customers manage risk and hire the best talent. Enabled by our core proprietary technology, our products and solutions help companies protect their brands and provide safer environments for their customers and their most important resources: employees, contractors, contingent and extended workers, drivers, tenants, and volunteers.

Our comprehensive product suite includes criminal background checks, drug / health screening, extended workforce screening, biometrics & identity, education / work verifications, resident screening, fleet / driver compliance, executive screening, data analytics, continuous monitoring, social media monitoring, and hiring tax incentives. We derive a substantial majority of our revenues from pre-onboarding screening and perform screens in over 200 countries and territories, enabling us to serve as a one-stop-shop provider to both multinational companies and growth companies. Our more than 33,000 customers are global enterprises, mid-sized companies, and small companies, and our products and solutions are used by personnel in recruiting, human resources, risk, compliance, vendor management, safety, and/or security.

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

We enter into contracts with our customers that are typically three years in length. These contracts set forth the general terms and pricing of our products and solutions but generally do not include minimum order volumes or committed order volumes. Accordingly, contracts do not provide guarantees of future revenues. Due to our contract terms and the nature of the background screening industry, we determined our contract terms for ASC 606 purposes are less than one year. Through our ongoing dialogue with our customers, we have some visibility into their expected future order volumes, although these can be difficult to accurately forecast. We typically bill our customers at the end of each month and recognize revenues as completed orders are reported or otherwise made available to our customers. Over 90% of the criminal searches performed in the United States are completed the same day they are submitted.

We have experienced consistent organic revenue growth, including in 2020 and 2021 despite the impact of COVID-19 on the overall economy. We generated revenues of $712 million for the year ended December 31, 2021, which represents 40% growth as compared to $509 million for the year ended December 31, 2020 on a pro forma basis. While our revenue growth for the first half of 2020 was impacted by COVID-19, it accelerated to 17% year-over-year in the second half of 2020, driven by the addition of a number of large new customers, upselling and cross-selling existing customers, and strong demand among Enterprise customers in the essential retail, e-commerce, and transportation and home delivery verticals that experienced significant hiring increases as a result of COVID-19. Our revenues continued to grow in 2021, driven by the improvement in the overall economy and hiring market, as well as the addition of a number of large new customers, upselling and cross-selling existing customers, and strong, broad-based demand across our existing customer base. We have experienced additional increases as a result of the U.K. screening business acquisition which closed on March 31, 2021. Approximately 84% of our revenues for the year ended December 31, 2021 (Successor) was generated in the Americas, predominantly in the U.S., while the remaining 16% was generated internationally. Other than the United States, no single country accounted for 10% or more of our total revenues for the year ended December 31, 2021 (Successor).

Basis of Presentation

On January 31, 2020, Silver Lake acquired substantially all of the equity interests of the Company from Symphony Technology Group (“STG”) pursuant to an Agreement and Plan of Merger, dated as of November 19, 2019 (the “Silver Lake Transaction”). For the purposes of the consolidated financial data included in this Annual Report, periods on or prior to January 31, 2020 reflect the financial position, results of operations, and cash flows of the Company and its consolidated subsidiaries prior to the Silver Lake Transaction, referred to herein as the Predecessor, and periods beginning after January 31, 2020 reflect the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries as a result of the Silver Lake Transaction, referred to herein as the Successor. As a result of the Silver Lake Transaction, the results of operations and financial position of the Predecessor and Successor are not directly comparable.

To facilitate comparability across periods, we have presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section certain financial information on a pro forma basis, giving pro forma effect to the Silver Lake Transaction as if it had occurred on January 1, 2020. Please refer to “Results of Operations” for further details.

Numerical figures included in this Annual Report have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

We have one operating segment.

Recent Developments

Initial Public Offering

On June 25, 2021, the Company completed its IPO in which it sold 22,856,250 shares of its common stock, including 2,981,250 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, $0.001 par value per share (the “Common Stock”) at an offering price of $15.00 per share, resulting in net proceeds to us of $316.5 million, after deducting the underwriting discount of $22.3 million and offering costs of $4.0 million. Additionally, certain existing stockholders sold an aggregate of 6,468,750 shares, including 843,750 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares.

November Follow-On Offering

On November 15, 2021, the Company completed a follow-on offering (“November Follow-On”) where certain existing stockholders sold an aggregate of 15,000,000 shares, plus an additional 2,250,000 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company did not sell any shares of its common stock in the November Follow-on Offering and did not receive any of the proceeds from the sale of shares.

During the IPO and the November Follow-On certain of the Company’s investors realized cash returns. As a result, a portion of the performance based vesting on various awards were deemed to have vested during the year ended December 31, 2021 (Successor). This vesting resulted in the recognition of an incremental $3.9 million of share-based compensation expense for the year ended December 31, 2021 (Successor). See Note 10 to the consolidated financial statements included elsewhere in this Annual Report.

M&A

On November 30, 2021, the Company acquired 100% of the equity interest of Corporate Screening Services, LLC (“Corporate Screening”), a U.S.-based healthcare and higher education focused screening and compliance solutions provider headquartered in Cleveland, Ohio. The results of Corporate Screening, which are not material, have been included in our results of operation from the date of the acquisition.

On November 30, 2021, the Company acquired 100% of the equity interest of MultiLatin Advisors, S.A. de C.V. (“MultiLatin”), a Mexico-based background screening and verifications provider. This acquisition strategically expands the Company’s presence and screening capabilities in Latin America. The results of MultiLatin, which are not material, have been included in our results of operation from the date of the acquisition.

On January 10, 2022, the Company completed its asset acquisition of Form I-9 Compliance ("Form I-9"), a U.S.-based technology solution and consulting service provider for Form I-9 and E-Verify compliance. The transaction is effective as of January 1, 2022. The results of Form I-9 will be included in our results of operation from the effective date of the acquisition.

Factors Affecting Operating Results

We believe that the future growth and profitability of our business depend on numerous factors, including the following:

Acquiring New Customers

We are focused on continuing to grow our customer base, particularly with respect to high-growth Enterprise customers in attractive industry verticals. In 2021, we performed approximately 93 million screens on behalf of more than 33,000 customers, including 189 Enterprise customers as of December 31, 2021, spanning the globe and all major industry verticals. Our customer acquisition strategy depends on our ability to continue to cost-effectively offer innovative and comprehensive products and solutions, execute our verticalized go-to-market strategy, and maintain our reputation and brand. New customers typically begin generating revenues within two to four months of executing a contract and ramp up order volumes over the subsequent three to five month period. We believe there is opportunity to continue to increase our domestic and international market share, grow our non-U.S. international customer base, and increase adoption and expansion of screening products and solutions.

Expanding Wallet Share with Existing Customers

Our growth in revenues depends on our ability to sell more products and solutions to existing customers. We typically grow our revenues over time with customers as their underlying screening volumes grow and as they roll out our products and solutions to new divisions or geographies, increase our wallet share in multi-provider programs, perform more extensive screens, and purchase additional products and solutions such as continuous screening, hiring tax credits, employment eligibility, and fleet solutions. Our Customer Success teams work closely with our customers to further develop their screening, compliance, and risk management programs within their organization and in doing so, frequently identify opportunities to expand their relationship with First Advantage. Our revenue growth with existing customers is also dependent upon our ability to retain customers. We have achieved an average gross retention rate of approximately 96% from 2019 through 2021.

Maintaining Performance Through Macroeconomic Environments

Our results are also impacted by our customers’ underlying business performance and hiring trends, which drive their demand for background screening and adjacent products. Our customers’ business can be affected by a variety of factors, including general economic conditions, hiring velocity and turnover, and other industry-related trends. We are also exposed to macroeconomic cyclicality, as companies typically reduce employee hiring and flexible workforces in weaker economic environments, which can impact demand for our products and solutions. Our ability to grow our business will also depend on the long-term strength, diversity, and durability of the verticals that we invest in and rely upon to drive our revenues.

Developing New Products to Expand Our Revenue Opportunity with Existing Customers

We plan to continue to diversify our product suite beyond pre-onboarding screening by growing our post-onboarding screening and adjacent risk and compliance products. For example, we are currently investing in post-onboarding monitoring solutions, re-screening programs, and employment eligibility. We see opportunities to develop risk management solutions that align with our capabilities, such as franchise screening programs, DOT compliance, and Right to Work checks.

Profitably Managing our Growth

Our ability to grow profitably depends on our ability to manage our cost structure. Our costs are affected by third-party costs including government fees and data vendors, as these third-parties have discretion to adjust pricing, although these third-party fees are typically invoiced to our customers as direct pass-through costs.

Our historical margin expansion has been largely driven by increased automation and deployment of RPA technologies in the background screening process, which has increased our speed, efficiency, quality, and operating leverage. Additionally, we have gained operating leverage from efficiencies and control in managing general and administrative costs. In order to grow profitably, we make strategic investments that generate incremental revenues and enable us to deliver our products and solutions and support our customers in a cost-effective manner. Our ability to innovate and drive future reductions of operating costs through automation and digitization does require upfront investment.

COVID-19

The Company continues to closely monitor how COVID-19 is affecting its employees, customers, and business operations. In our continued response to the COVID-19 pandemic, we implemented operational changes to ensure the safety of our workforce and to ensure that we continue to serve our customers. In the markets in which we operate, we have generally seen improving macroeconomic conditions since the second half of 2020 and saw steady improvements in our results of operations in 2021. In the United States, we saw strong and improving macroeconomic conditions throughout 2021, including strong gross domestic product (“GDP”) growth and falling unemployment rates. We saw similar improvements in our international markets, although in certain of these markets there remains higher ongoing concerns about the impact of COVID-19. These overall economic improvements are evident in our 2021 results, as revenues grew 39.9% compared to the twelve months ended December 31, 2020, on a pro forma basis. Further discussion regarding the impact of the pandemic to our operations for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor) is provided within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Given the ongoing uncertainty and unpredictable nature of the pandemic, including the impact of virus variants and the effectiveness of vaccines against those variants, COVID-19 may have a material and adverse impact on various aspects of our business in the future, including our results of operations. The Company will continue to closely monitor the associated impacts and take appropriate actions in an effort to mitigate the COVID-19 pandemic’s negative effects on the Company’s operations and financial results.

For additional information, see Part I, Item 1A, “Risk Factors—Risks Related to Our Business— The impact of COVID-19 and related risks have affected and may continue to materially affect our business, results of operations, financial position, and/or liquidity.”

Recently Issued Accounting Standards

See Note 2 to the audited consolidated financial statements included elsewhere in this Annual Report for disclosure of the impact that recent accounting pronouncements may have on the consolidated financial statements.

Components of our Results of Operations

Revenues

The Company derives revenues from a variety of background screening and adjacent products that cover phases from pre-onboarding screening to post-onboarding screening after the employees, contractors, contingent and extended workers, drivers, tenants, and volunteers have been onboarded. We generally classify our products and solutions into three major categories: pre-onboarding, post-onboarding, and adjacent products, each of which is enabled by our technology, proprietary databases, and data analytics capabilities. Pre-onboarding products, which comprise the substantial majority of our revenues, span an extensive array of products that customers typically utilize to enhance their applicant evaluation process and ensure compliance with their workforce onboarding criteria from the time an application is submitted to an applicant’s successful onboarding. Post-onboarding products are comprised of continuous monitoring, re-screening, and other solutions to help our customers keep their end customers, workforces, and other stakeholders safer, productive, and compliant. Adjacent products include products that complement our pre-onboarding and post-onboarding solutions such as fleet / vehicle compliance, tax credits and incentives, resident / tenant screening, employment eligibility, and investigative screening.

Our suite of products is available individually or through bundled solutions that can be configured and tailored according to our customers’ needs. We typically bill our customers at the end of each month and recognize revenues after completed orders are reported or otherwise made available to our customers, with a substantial majority of our customers’ orders completed the same day they are submitted. We recognize revenues for other products over time as the customer simultaneously receives and consumes the benefits of the products and solutions delivered.

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
•
Product and Technology Expense: Consists of salaries and benefits of personnel involved in the maintenance of our technology and its integrations and APIs, product marketing, management of our network and infrastructure capabilities, and maintenance of our information security and business continuity functions. A portion of the personnel costs are related to the development of new products and features that are primarily developed through agile methodologies. These costs are partially capitalized, and therefore, are partially reflected as amortization expense within the depreciation and amortization cost line item. Product and technology expense also includes third-party costs related to our cloud computing services, software licensing and maintenance, telecommunications, and other data processing functions. We do not allocate depreciation and amortization to product and technology expense.
•
Selling, General, and Administrative Expense: Consists of sales, customer success, marketing, and general and administrative expenses. Sales, customer success, and marketing consists primarily of employee compensation such as salaries, bonuses, sales commissions, stock-based compensation, and other employee benefits for our verticalized Sales and Customer Success teams. General and administrative expenses include travel expenses and various corporate functions including finance, human resources, legal, and other administrative roles, in addition to certain professional service fees and expenses incurred in connection with our IPO and now as a public company. We expect our selling, general, and administrative expenses to increase in the short-term, primarily as a result of additional public company related reporting and compliance costs. Over the long-term, we expect our selling, general, and administrative expenses to decrease as a percentage of revenues as we leverage our past investments. We do not allocate depreciation and amortization to selling, general, and administrative expenses.
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

Provision for Income Taxes

Provision for income taxes consists of domestic and foreign corporate income taxes related to earnings from our sale of services, with statutory tax rates that differ by jurisdiction. Our effective tax rate may be affected by many other factors including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, shifts in the allocation of income earned throughout the world, and changes in overall levels of income before tax. For example, there are several proposals to change the current tax law, including changes in GILTI. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could increase our effective tax rate.

Results of Operations

The comparability of our operating results for the year ended December 31, 2021 compared to the year ended December 31, 2020 was impacted by our accounting for the Silver Lake Transaction. The period from January 1, 2020 through January 31, 2020 relate to the Predecessor and the period from February 1, 2020 through December 31, 2020 relate to the Successor. To facilitate comparability of the year ended December 31, 2021 to the year ended December 31, 2020, below we present the combination of consolidated results from January 1, 2020 to December 31, 2020, comprising the Successor consolidated results from February 1, 2020 to December 31, 2020, the Predecessor consolidated results for the period from January 1, 2020 to January 31, 2020, and certain pro forma adjustments that give effect to the Silver Lake Transaction and the related refinancing as if it had occurred on January 1, 2020 (pro forma results for the twelve months ended December 31, 2020). The pro forma information below has been prepared on a basis consistent with Article 11 of Regulation S-X, but does not constitute Article 11 pro forma information because it only presents the pro forma year ended December 31, 2020, reflecting the Silver Lake Transaction and the related refinancing as if they had occurred as of January 1, 2020. The information contained below should be read in conjunction with our accompanying historical consolidated financial statements and the related notes.

Comparison of Results of Operations for the Year Ended December 31, 2021 (Successor) compared to the Period from February 1, 2020 through December 31, 2020 (Successor) and the Period from January 1, 2020 through January 31, 2020 (Predecessor)

	Successor		Predecessor
	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2021	2020	2020	2020	2020
Revenues	$712,295	$472,369	$36,785	$—	$509,154

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	352,170	240,287	20,265	—	260,552
Product and technology expense	45,507	32,201	3,189	—	35,390
Selling, general, and administrative expense	107,980	66,864	11,235	—	78,099
Depreciation and amortization (a)	142,815	135,057	2,105	6,124	143,286
Total operating expenses	648,472	474,409	36,794	6,124	517,327
Income (loss) from operations	63,823	(2,040)	(9)	(6,124)	(8,173)

Other Expense:
Interest expense (b)	25,122	47,914	4,514	(741)	51,687
Interest income	(150)	(530)	(25)	—	(555)
Loss on extinguishment of debt (c)	13,938	—	10,533	(10,533)	—
Transaction expenses, change in control (d)	—	9,423	22,370	(22,370)	9,423
Total other expense	38,910	56,807	37,392	(33,644)	60,555
Income (loss) before provision for income taxes	24,913	(58,847)	(37,401)	27,520	(68,728)
Provision (benefit) for income taxes (e)	8,862	(11,355)	(871)	7,073	(5,153)
Net income (loss)	$16,051	$(47,492)	$(36,530)	$20,447	$(63,575)
Net income (loss) margin	2.3%	(10.1)%	(99.3)%	—	(12.5)%
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

Revenues

	Successor		Predecessor
	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2021	2020	2020	2020	2020
Revenues	$712,295	$472,369	$36,785	$—	$509,154

Revenues were $712.3 million for the year ended December 31, 2021 (Successor), compared to $472.4 million for the period from February 1, 2020 through December 31, 2020 (Successor) and $36.8 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). On a pro forma basis, revenues were $509.2 million for the twelve months ended December 31, 2020. Revenue for the year ended December 31, 2021 (Successor) increased by $203.1 million, or 39.9%, compared to the twelve months ended December 31, 2020, on a pro forma basis.

The increase in revenues was primarily driven by:

•
a net increase of $139.4 million in existing customer revenues, primarily driven by a strong, broad-based recovery in demand as compared to 2020 which was negatively impacted by the COVID-19 pandemic, increased revenue growth in key verticals and geographies, and on-going strength in upsell and cross-sell. These existing customer increases were offset by the impact of lost accounts,
•
increased revenues of $39.1 million attributable to new customers, and
•
revenues of $24.6 million attributable to our acquisitions, which were all within the first year of acquisition in 2021.

The Company experienced high demand among customers in the essential retail, e-commerce, transportation and home delivery, technology, and business / financial services and flexible workforce / staffing verticals during 2021. Pricing was relatively stable across all periods.

Cost of Services

	Successor		Predecessor
	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2021	2020	2020	2020	2020
Revenues	$712,295	$472,369	$36,785	$—	$509,154
Cost of services	352,170	240,287	20,265	—	260,552
Cost of services as a % of revenue	49.4%	50.9%	55.1%	—	51.2%

Cost of services was $352.2 million for the year ended December 31, 2021 (Successor), compared to $240.3 million for the period from February 1, 2020 through December 31, 2020 (Successor) and $20.3 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). On a pro forma basis, cost of services was $260.6 million for the twelve months ended December 31, 2020. Cost of services for the year ended December 31, 2021 (Successor) increased by $91.6 million, or 35.2%, compared to the twelve months ended December 31, 2020, on a pro forma basis.

The increase in cost of services was primarily due to:

•
an increase in variable third-party data expenses of $77.8 million as a direct result of increased revenues and 2021 acquisitions in total having a larger mix of third-party data expenses,
•
an $11.9 million increase in personnel related expenses in our operations and customer care functions as a result of additional operational support headcount to process and fulfill the Company’s order volume growth. This increase is further impacted by the COVID-19 related personnel and benefit expense reduction actions taken in 2020 that did not continue into 2021,
•
foreign currency exchange losses of $0.5 million due to the impact of foreign exchange rate volatility, and
•
a number of cost of services related operating expense increases attributable to insurance, software licenses, and other expenses related to the increased revenue volumes experienced in 2021.

The increase in cost of services was partially offset by:

•
a number of other operating expense decreases including a decrease in travel-related expenses due to COVID-19 related restrictions.

Cost of services as a percentage of revenues was 49.4% for the year ended December 31, 2021 (Successor), compared to 50.9% for the period from February 1, 2020 through December 31, 2020 (Successor) and 55.1% for the period from January 1, 2020 through January 31, 2020 (Predecessor). On a pro forma basis, cost of services as a percentage of revenues was 51.2% for the twelve months ended December 31, 2020. The Company was able to continue to improve cost of services leverage in 2021 as a result of operating efficiencies, the increased use of automation and RPA tools, and proprietary data assets which helped control or reduce personnel and third-party data expenses. These leverage improvements were slightly offset by the impact of the Company’s 2021 acquisitions, which, in total, had a larger mix of third-party data expenses.

Product and Technology Expense

	Successor		Predecessor
	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2021	2020	2020	2020	2020
Product and technology expense	$45,507	$32,201	$3,189	$—	$35,390

Product and technology expense was $45.5 million for the year ended December 31, 2021 (Successor), compared to $32.2 million for the period from February 1, 2020 through December 31, 2020 (Successor) and $3.2 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). On a pro forma basis, product and technology expense was $35.4 million for the twelve months ended December 31, 2020. Product and technology expense for the year ended December 31, 2021 (Successor) increased by $10.1 million, or 28.6%, compared to the twelve months ended December 31, 2020, on a pro forma basis.

The increase in product and technology expense was primarily due to:

•
a $7.3 million increase in personnel-related and professional service fee expenses as a result of additional investments made to enhance our products, solutions, and technology, and
•
a $4.4 million increase in software licensing related expenses.

The increase in product and technology was partially offset by:

•
a $2.5 million decrease in third-party fees related to a one-time product and technology organization restructuring that took place in 2020 and did not continue into 2021.

Selling, General, and Administrative Expense

	Successor		Predecessor
	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2021	2020	2020	2020	2020
Selling, general, and administrative expense	$107,980	$66,864	$11,235	$—	$78,099

Selling, general, and administrative expense was $108.0 million for the year ended December 31, 2021(Successor), compared to $66.9 million for the period from February 1, 2020 through December 31, 2020 (Successor) and $11.2 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). On a pro forma basis, selling, general, and administrative expense was $78.1 million for the twelve months ended December 31, 2020. Selling, general, and administrative expense for the year ended December 31, 2021 (Successor) increased by $29.9 million or 38.3%, compared to the twelve months ended December 31, 2020, on a pro forma basis.

Selling, general, and administrative expense increased primarily due to:

•
a $7.8 million increase in professional service fees incurred related to the Company’s IPO, related readiness expenses, the November Follow-On, and insurance expenses incurred related to the Company becoming and operating as a publicly traded company,
•
a $7.3 million increase in personnel related expenses primarily due to additional investments made in the Company’s Sales and Customer Success functions, additional headcount related to operating as a public company, and COVID-19 related personnel and benefit expense reduction actions taken in 2020 that did not continue into 2021,
•
a $5.9 million increase in commissions and bonus related expenses due to the Company’s improved operating results in 2021, as well as a transaction bonus program related to one of the Company’s 2021 acquisitions,
•
a $3.5 million increase in share-based compensation expenses as a result of performance related vesting related to the Company’s IPO, the November Follow-On, and incremental awards granted in the fourth quarter of 2021, offset by accelerated vesting related to the Silver Lake Transaction that did not reoccur in 2021,
•
a $2.0 million increase in legal expenses (see Note 12 to the audited consolidated financial statements included elsewhere in this Annual Report), and
•
a number of other corporate expenses that increased primarily as a result of the Company now being a publicly traded company, additional 2021 marketing and software licensing expenses, and COVID-19 related expense reductions in 2020 that did not continue into 2021.

The increase in selling, general, and administrative expense was partially offset by:

•
decreases in bad debt and travel expenses.

Depreciation and Amortization

	Successor		Predecessor
	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2021	2020	2020	2020	2020
Depreciation and amortization	$142,815	$135,057	$2,105	$6,124	$143,286

Depreciation and amortization was $142.8 million for the year ended December 31, 2021 (Successor), compared to $135.1 million for the period from February 1, 2020 through December 31, 2020 (Successor) and $2.1 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). On a pro forma basis, depreciation and amortization was $143.3 million for the twelve months ended December 31, 2020. Depreciation and amortization for the year ended December 31, 2021 (Successor) decreased by $0.5 million, or 0.3%, compared the twelve months ended December 31, 2020, on a pro forma basis. This decrease was primarily due to the impact of the step up in fair value of property and equipment and intangible assets as a result of the application of purchase accounting related to the Silver Lake Transaction, of which the intangible asset amortization is accelerated based on the relative projected discounted cash flows. This decrease was partially offset by increases in depreciation related to assets placed in service during the year ended December 31, 2021 (Successor).

Interest Expense

	Successor		Predecessor
	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2021	2020	2020	2020	2020
Interest expense	$25,122	$47,914	$4,514	$(741)	$51,687

Interest expense was $25.1 million for the year ended December 31, 2021 (Successor), compared to $47.9 million for the period from February 1, 2020 through December 31, 2020 (Successor) and $4.5 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). On a pro forma basis, interest expense was $51.7 million for the twelve months ended December 31, 2020. Interest expense for the year ended December 31, 2021 (Successor) decreased by $26.6 million, or 51.4%, compared to the twelve months ended December 31, 2020, on a pro forma basis.

This decrease was primarily due to the impact of the Company’s February 2021 refinancing of the Successor First Lien Credit Facility (as defined below) and early repayment of the Successor Second Lien Credit Facility (as defined below), resulting in interest rate savings due to lower principal and more favorable interest rate margins. This decrease was partially offset by a one-time increase in interest expense associated with the repayment of $200.0 million of the Successor First Lien Credit Facility, in conjunction with the Company’s IPO, resulting in accelerated amortization of the related deferred financing costs.

Interest Income

	Successor		Predecessor
	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2021	2020	2020	2020	2020
Interest income	$(150)	$(530)	$(25)	$—	$(555)

Interest income was $0.2 million for the year ended December 31, 2021 (Successor), compared to $0.5 million for the period from February 1, 2020 through December 31, 2020 (Successor) and $0.0 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). On a pro forma basis, interest income was $0.6 million for the twelve months ended December 31, 2020. Interest income for the year ended December 31, 2021 (Successor) decreased by $0.4 million, or 73.0%, compared to the twelve months ended December 31, 2020, on a pro forma basis.

Interest income decreases were primarily due to general decreases in interest rates.

Loss on Extinguishment of Debt

	Successor		Predecessor
	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2021	2020	2020	2020	2020
Loss on extinguishment of debt	$13,938	$—	$10,533	$(10,533)	$—

Loss on extinguishment of debt for the year ended December 31, 2021 (Successor) relates to expenses stemming from the write-off of debt issuance costs associated with the February 2021 refinancing of the Successor First Lien Credit Facility and early repayment of the Successor Second Lien Credit Facility.

Loss on extinguishment of debt for the period from January 1, 2020 through January 31, 2020 (Predecessor), relates to expenses stemming from the write-off of debt issuance costs as a result of prepayment of the Company’s outstanding debt obligations in connection with the Silver Lake Transaction.

Transaction Expenses, Change in Control

	Successor		Predecessor
	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2021	2020	2020	2020	2020
Transaction expenses, change in control	$—	$9,423	$22,370	$(22,370)	$9,423

Transaction expenses, change in control relate solely to costs relating to the Silver Lake Transaction that are recorded on our books and are therefore only included in our results of operations for the period from February 1, 2020 through December 31, 2020 (Successor) and for the period from January 1, 2020 through January 31, 2020 (Predecessor).

Provision for Income Taxes

	Successor		Predecessor
	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2021	2020	2020	2020	2020
Provision (benefit) for income taxes	$8,862	$(11,355)	$(871)	$7,073	$(5,153)

Our provision (benefit) for income taxes was $8.9 million for the year ended December 31, 2021 (Successor), compared to $(11.4) million for the period from February 1, 2020 through December 31, 2020 (Successor) and $(0.9) million for the period from January 1, 2020 through January 31, 2020 (Predecessor). On a pro forma basis, our (benefit) for income taxes was $(5.2) million for the twelve months ended December 31, 2020. Our provision for income taxes for the year ended December 31, 2021 (Successor) increased by $14.0 million, or 272.0%, compared to the twelve months ended December 31, 2020, on a pro forma basis.

The increase in our provision for income taxes was primarily due to the pre-tax income in 2021, the tax impact of high GILTI inclusion, and nondeductible executive share-based compensation expense incurred during the year ended December 31, 2021 (Successor).

Net Income (Loss) and Net Income (Loss) Margin

	Successor		Predecessor
	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2021	2020	2020	2020	2020
Net income (loss)	$16,051	$(47,492)	$(36,530)	$20,447	$(63,575)
Net income (loss) margin	2.3%	(10.1)%	(99.3)%	—	(12.5)%

Net income was $16.1 million for the year ended December 31, 2021 (Successor), compared to a net (loss) of $(47.5) million for the period from February 1, 2020 through December 31, 2020 (Successor) and $(36.5) million for the period from January 1, 2020 through January 31, 2020 (Predecessor). On a pro forma basis, net (loss) was $(63.6) million for the twelve months ended December 31, 2020. Net income for the year ended December 31, 2021 (Successor) increased by $79.6 million, or 125.2%, compared to the twelve months ended December 31, 2020, on a pro forma basis, due to the factors described above.

Net income (loss) margin was 2.3% for the year ended December 31, 2021 (Successor), compared to (10.1)% for the period from February 1, 2020 through December 31, 2020 (Successor) and (99.3)% for the period from January 1, 2020 through January 31, 2020 (Predecessor). Net (loss) margin for the twelve months ended December 31, 2020, on a pro forma basis, was (12.5)%.

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

Adjusted EBITDA was $226.3 million for the year ended December 31, 2021 (Successor) and represented an Adjusted EBITDA Margin of 32%. Adjusted EBITDA was $139.8 million and $7.0 million for the period from February 1, 2020 through December 31, 2020 (Successor) and for the period January 1, 2020 through January 31, 2020 (Predecessor), respectively. This represented an Adjusted EBITDA Margin of 30% and 19% for the period from February 1, 2020 through December 31, 2020 (Successor) and for the period January 1, 2020 through January 31, 2020 (Predecessor), respectively. On a pro forma basis, Adjusted EBITDA was $146.8 million for the twelve months ended December 31, 2020 and represented an Adjusted EBITDA Margin of 29%. Adjusted EBITDA for the year ended December 31, 2021 (Successor) increased by $79.5 million, or 54.2%, compared to the twelve months ended December 31, 2020, on a pro forma basis.

Growth in Adjusted EBITDA was driven primarily from revenue growth attributed to new and existing customers and margin expansion attributed to increased automation, cost efficiencies, and operating leverage.

The following table presents a reconciliation of Adjusted EBITDA for the periods presented. For a discussion of pro forma adjustments, see “Notes to the Unaudited Supplemental Pro Forma Financial Information Presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor		Predecessor
	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2021	2020	2020	2020	2020
Net income (loss)	$16,051	$(47,492)	$(36,530)	$20,447	$(63,575)
Interest expense, net	24,972	47,384	4,489	(741)	51,132
Provision (benefit) for income taxes	8,862	(11,355)	(871)	7,073	(5,153)
Depreciation and amortization	142,815	135,057	2,105	6,124	143,286
Loss on extinguishment of debt	13,938	—	10,533	(10,533)	—
Share-based compensation	9,530	1,876	3,976	—	5,852
Transaction and acquisition-related charges (a)	9,314	10,146	22,840	(22,370)	10,616
Integration and restructuring charges(b)	584	3,413	327	—	3,740
Other(c)	228	747	153	—	900
Adjusted EBITDA	$226,294	$139,776	$7,022	$—	$146,798
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally, the year ended December 31, 2021 (Successor) includes incremental professional service fees incurred related to the initial public offering, the November Follow-On, and a transaction bonus program related to one of the Company’s 2021 acquisitions.
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

	Successor		Predecessor
	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2021	2020	2020	2020	2020
Adjusted EBITDA	$226,294	$139,776	$7,022	$—	$146,798
Revenues	712,295	472,369	36,785	—	509,154
Adjusted EBITDA Margin	32%	30%	19%	—	29%

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Similar to Adjusted EBITDA, management believes that Adjusted Net Income and Adjusted Diluted Earnings Per Share are strong indicators of our overall operating performance and are useful to our management and investors as measures of comparative operating performance from period to period. We define Adjusted Net Income for a particular period as net income before taxes adjusted for debt-related costs, acquisition-related depreciation and amortization, share-based compensation, transaction and acquisition related charges, integration and restructuring charges, and other non-cash charges, to which we then apply the related effective tax rate. We define Adjusted Diluted Earnings Per Share as Adjusted Net Income divided by adjusted weighted average number of shares outstanding—diluted.

Adjusted Net Income was $142.4 million for the year ended December 31, 2021 (Successor), compared to $63.9 million for the period from February 1, 2020 through December 31, 2020 (Successor) and $1.4 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). On a pro forma basis, Adjusted Net Income was $65.6 million for the twelve months ended December 31, 2020. Adjusted Net Income for the year ended December 31, 2021 (Successor) increased by $76.8 million, or 117.0%, compared to the twelve months ended December 31, 2020, on a pro forma basis.

Adjusted Diluted Earnings Per Share was $1.01 for the year ended December 31, 2021 (Successor), compared to $0.49 for the period from February 1, 2020 through December 31, 2020 (Successor) and $0.01 for the period from January 1, 2020 through January 31, 2020 (Predecessor). On a pro forma basis, Adjusted Diluted Earnings Per Share was $0.50 for the twelve months ended December 31, 2020. Adjusted Diluted Earnings Per Share for the year ended December 31, 2021 (Successor) increased by $0.51, or 102.0%, compared to the twelve months ended December 31, 2020, on a pro forma basis.

This growth was driven primarily by the same factors contributing to Adjusted EBITDA growth, though Adjusted Net Income and Adjusted Diluted Earnings Per Share are also impacted by changes in acquisition-related depreciation and amortization and changes in our capital structure that are captured in interest expense. The purchase accounting from the Silver Lake Transaction and our debt refinancing at the beginning of 2020 and 2021 impacts the comparability of Adjusted Net Income and Adjusted Diluted Earnings Per Share across historical periods.

The following tables present a reconciliation of Adjusted Net Income for the periods presented. For a discussion of pro forma adjustments, see “Notes to the Unaudited Supplemental Pro Forma Financial Information Presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor		Predecessor
	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2021	2020	2020	2020	2020
Net income (loss)	$16,051	$(47,492)	$(36,530)	$20,447	$(63,575)
Provision (benefit) for income taxes	8,862	(11,355)	(871)	7,073	(5,153)
Income (loss) before provision for income taxes	24,913	(58,847)	(37,401)	27,520	(68,728)
Debt-related costs(a)	20,143	3,242	11,102	(10,801)	3,543
Acquisition-related depreciation and amortization(b)	126,865	125,419	848	6,124	132,391
Share-based compensation	9,530	1,876	3,976	—	5,852
Transaction and acquisition-related charges(c)	9,314	10,146	22,840	(22,370)	10,616
Integration and restructuring charges(d)	584	3,413	327	—	3,740
Other(e)	228	747	153	—	900
Adjusted Net Income before income tax effect	191,577	85,996	1,845	473	88,314
Less: Income tax effect(f)	49,178	22,101	474	122	22,697
Adjusted Net Income	$142,399	$63,895	$1,371	$351	$65,617

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

	Successor		Predecessor
	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2021	2020	2020	2020	2020
Diluted net income (loss) per share (GAAP)	$0.11	$(0.37)	$(0.24)	$0.16	$(0.49)
Adjusted Net Income adjustments per share
Income taxes	0.06	(0.09)	(0.01)	0.05	(0.04)
Debt-related costs(a)	0.14	0.02	0.07	(0.08)	0.03
Acquisition-related depreciation and amortization(b)	0.90	0.96	0.01	0.05	1.02
Share-based compensation	0.07	0.01	0.03	—	0.05
Transaction and acquisition related charges(c)	0.07	0.08	0.15	(0.17)	0.08
Integration and restructuring charges(d)	0.00	0.03	0.00	—	0.03
Other(e)	0.00	0.01	0.00	—	0.01
Adjusted income tax effect(f)	(0.35)	(0.17)	(0.00)	(0.00)	(0.17)
Adjusted Diluted Earnings Per Share (Non-GAAP)	$1.01	$0.49	$0.01	$0.00	$0.50

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP)	141,687,384	130,000,000	149,686,460	130,000,000	130,000,000
Options and restricted stock not included in weighted average number of shares outstanding—diluted (GAAP) (using treasury stock method)	—	—	—	—	—
Adjusted weighted average number of shares outstanding—diluted (Non-GAAP)	141,687,384	130,000,000	149,686,460	130,000,000	130,000,000
(a)
Represents the loss on extinguishment of debt and non-cash interest expense related to the amortization of debt issuance costs for the financing for the Silver Lake Transaction.
(b)
Represents the depreciation and amortization expense related to intangible assets and developed technology assets recorded due to the application of ASC 805, Business Combinations.
(c)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally, the year ended December 31, 2021 (Successor) includes incremental professional service fees incurred related to the initial public offering, the November Follow-On, and a transaction bonus program related to one of the Company’s 2021 acquisitions.
(d)
Represents charges from organizational restructuring and integration activities outside of the ordinary course of business.
(e)
Represents non-cash and other charges primarily related to legal exposures inherited from legacy acquisitions, foreign currency (gains) losses, and (gains) losses on the sale of assets.
(f)
Effective tax rates of approximately 25.7% and 25.7% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the 2020 periods and year ended December 31, 2021, respectively. As of December 31, 2021, we had net operating loss carryforwards of approximately $120.1 million, $147.5 million, and $25.1 million for federal, state, and foreign income tax purposes, respectively, available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we pay for federal, state and foreign income taxes differs significantly from the effective income tax rate computed in accordance with GAAP and from the normalized rate shown above.

Liquidity and Capital Resources

Liquidity

The Company’s primary liquidity requirements are for working capital, continued investments in software development and other capital expenditures, and other strategic investments. Income taxes are currently not a significant use of funds but after the benefits of our net operating loss carryforwards are fully recognized, could become a material use of funds, depending on our future profitability, and future tax rates. The Company’s liquidity needs are met primarily through cash flows from operations, as well as funds available under our revolving credit facility and proceeds from our term loan borrowings. Our cash flows from operations include cash received from customers, less cash costs to provide services to our customers, which includes general and administrative costs and interest payments.

As of December 31, 2021, we had $292.6 million in cash and cash equivalents and $100.0 million available under our revolving credit facility. As of December 31, 2021, we had $564.7 million of total debt outstanding. We believe our cash on hand, together with amounts available under our revolving credit facility, and cash provided by (used in) operating activities are and will continue to be adequate to meet our operational and business needs in the next twelve months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors that may be beyond our control, including those described under “Risk Factors.”

We may from time to time repurchase shares of our common stock in the open market at prevailing market prices (including through a Rule 10b5-1 plan), in privately negotiated transactions, a combination thereof or through other transactions. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of our stock, general market and economic conditions, our liquidity requirements, applicable legal requirements and other business considerations.

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

The Successor First Lien Credit Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount. The Successor Revolver has no amortization. The Successor First Lien Credit Facility requires the borrower to prepay outstanding term loans, subject to certain exceptions, with certain proceeds from non-ordinary course asset sales, issuance of debt not permitted by the credit agreement to be incurred and annual excess cash flows. In addition, any voluntary prepayment of term loans in connection with certain repricing transactions on or prior to August 1, 2021 were subject to a 1.00% prepayment premium. Otherwise, the borrower may voluntarily repay outstanding loans without premium or penalty, other than customary “breakage” costs.

In connection with the closing of the IPO, on June 30, 2021 the Company repaid $200.0 million of the Successor First Lien Credit Facility outstanding, of which $44.3 million was applied to all of the remaining quarterly amortizing principal payments due under the Successor First Lien Agreement. The remaining $564.7 million term loan is scheduled to mature on January 31, 2027. As a result of the prepayment, the Company recorded additional interest expense of $3.7 million associated with the accelerated amortization of the related deferred financing costs.

The Successor First Lien Agreement is unconditionally guaranteed by Fastball Parent, Inc., a wholly-owned subsidiary of the Company and the direct parent of the borrower, and material wholly owned domestic restricted subsidiaries of Fastball Parent, Inc. The Successor First Lien Agreement and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by (1) a first priority security interest in certain tangible and intangible assets of the borrower and the guarantors and (2) a first-priority pledge of 100% of the capital stock of the borrower and of each wholly-owned material restricted subsidiary of the borrower and the guarantors (which pledge, in the case of any non-U.S. subsidiary of a U.S. subsidiary, does not include more than 65% of the voting stock of such non-U.S. subsidiary).

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

Cash Flow Analysis

Comparison of Cash Flows for the Year Ended December 31, 2021 (Successor) compared to the Period from February 1, 2020 through December 31, 2020 (Successor) and for the Period from January 1, 2020 through January 31, 2020 (Predecessor)

The following table is a summary of our cash flow activity for the periods presented:

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2021	Period from February 1, 2020 through December 31, 2020	Period from January 1, 2020 through January 31, 2020
Net cash provided by (used in) operating activities	$148,677	$72,851	$(19,216)
Net cash used in investing activities	(72,427)	(15,569)	(2,043)
Net cash provided by (used in) financing activities	63,848	46,404	(11,122)

Cash Flows from Operating Activities

For the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor), net cash provided by (used in) operating activities was $148.7 million, $72.9 million, and $(19.2) million, respectively. The cash flows from operating activities for the period from February 1, 2020 through December 31, 2020 (Successor) and for the period from January 1, 2020 through January 31, 2020 (Predecessor) are impacted by $9.4 million and $22.4 million of transaction expenses from the Silver Lake Transaction, respectively. Cash flows from operating activities was also positively impacted by increased profitability related to the Company’s revenue growth from existing customers, new customer go-lives, and the 2021 acquisitions. This was offset in part by the use of cash for working capital primarily due to the high level of revenue growth acceleration that remained in receivables at December 31, 2021, consistent with normal payment terms offered to our customers.

Cash Flows from Investing Activities

For the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and the period from January 1, 2020 through January 31, 2020 (Predecessor), net cash used in investing activities was $(72.4) million, $(15.6) million, and $(2.0) million, respectively. The cash flows used in investing activities for the year ended December 31, 2021 (Successor) included an aggregate of $48.9 million in purchase price for the three 2021 acquisitions. The remaining use of investing cash flows are driven primarily by capitalized software development costs and purchases of property and equipment, which increased in 2021 as we continued to make incremental investments in our technology and operations.

Cash Flows from Financing Activities

For the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and the period from January 1, 2020 through January 31, 2020 (Predecessor), net cash provided by (used in) financing activities was $63.8 million, $46.4 million, and $(11.1) million, respectively. Net cash provided by financing activities for the year ended December 31, 2021 (Successor) was primarily driven by the Company’s completion of its IPO on June 25, 2021. Cash inflows related to the IPO were $320.6 million, partially offset by the use of proceeds which consisted of a $200.0 million repayment of the Company’s Successor First Lien Credit Facility and $4.0 million of offering costs.

Net cash provided by financing activities for the year ended December 31, 2021 (Successor) was incrementally driven by the Company’s February 2021 debt refinancing which consisted of a refinancing of the Successor First Lien Credit Facility and the full repayment of the Successor Second Lien Credit Facility. Cash outflows related to this refinancing were $308.5 million, partially offset by cash inflows of $261.4 million. As part of the refinancing, the Company paid $1.3 million related to new debt issuance costs. The remaining outflows primarily consisted of principal payments due under the Successor First Lien Credit Facility, payments on capital lease obligations, a deferred purchase of a software platform, and share-based compensation activity.

Net cash provided by financing activities for the period from February 1, 2020 through December 31, 2020 (Successor) was driven by a $50.0 million investment in the Company’s equity by Workday, Inc. and $9.4 million of capital contributions related to the transaction expenses from the Silver Lake Transaction. In March 2020, we made a $25.0 million precautionary draw on our revolving credit facility in light of the COVID-19 pandemic, which we fully repaid in June 2020. These inflows were primarily offset by debt issuance costs paid, principal payments on the Successor First Lien Credit Facility, and distributions to Predecessor’s members and optionholders in connection with the Silver Lake Transaction.

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

The unaudited pro forma consolidated statement of operations for the year ended December 31, 2020 gives effect to the Silver Lake Transaction and the Silver Lake Transaction Refinancing as if they had occurred on January 1, 2020. The unaudited pro forma consolidated statement of operations for the year ended December 31, 2021 does not give effect to either the Silver Lake Transaction or the Silver Lake Transaction Refinancing as if they had occurred on January 1, 2020 because these events are already reflected for the full period presented in the historical statement of operations of the Company.

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

In connection with the Silver Lake Transaction, on January 31, 2020, the existing credit facilities of the Predecessor were repaid in full with the proceeds of a new First Lien Credit Agreement (“Successor First Lien Agreement”) and a new Second Lien Credit Agreement (“Successor Second Lien Agreement”) (collectively, the “Successor Credit Agreements”). The Successor First Lien Agreement provided financing in the form of a $670.0 million term loan due January 31, 2027, carrying an interest rate of 3.25% to 3.50%, based on the first lien leverage ratio, plus LIBOR (“Successor First Lien Credit Facility”) and a $75.0 million new revolving facility due January 31, 2025 (“Successor Revolver”). The Successor First Lien Credit Facility required mandatory quarterly repayments of 0.25% of the original loan balance commencing September 30, 2020. The Successor Second Lien Agreement provided financing in the form of a $145.0 million term loan due January 31, 2028, carrying an interest rate of 8.50% plus LIBOR (“Successor Second Lien Credit Facility”).

In February 2021, the Company refinanced the Successor First Lien Credit Facility and fully repaid the outstanding balance on the Successor Second Lien Credit Facility (the “2021 Debt Refinancing”). The effects of the 2021 Debt Refinancing are fully reflected in the historical statement of operations of the Company for the year ended December 31, 2021. Because the Company does not consider the effects of the 2021 Debt Refinancing to be material, no pro forma adjustments have been made to the unaudited pro forma statement of operations for the year ended December 31, 2020 to reflect the 2021 Debt Refinancing as if it had occurred on January 1, 2020.

Note 2. Notes to Unaudited Pro Forma Consolidated Statements of Operations

The following adjustments were made related to the unaudited pro forma consolidated statement of operations for the year ended December 31, 2020:

Silver Lake Transaction Accounting Adjustments

a)
Reflects the incremental amortization expense related to certain definite-lived intangible assets, reflected in the purchase price allocation at the date of the Silver Lake Transaction, as if those certain definite-lived intangible assets were put into place on January 1, 2020. The following table shows the pro forma adjustment to estimated amortization expense for the year ended December 31, 2020:

Description (in thousands)	Estimated Fair Value at Acquisition	Estimated Useful Life	Year Ended December 31, 2020
Capitalized software for internal use	$220,000	5	$57,081
Trade name	$95,000	20	8,171
Customer lists	$500,000	14	70,807
Pro forma amortization expense			136,059
Less: historical amortization expense recorded			(129,935)
Pro forma adjustment for amortization expense			$6,124
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

Description (in thousands)	Year Ended December 31, 2020
Interest Expense on Successor First Lien Agreement	$29,835
Interest Expense on Successor Second Lien Agreement	13,713
Amortization of deferred financing costs	3,543
Pro forma interest expense	47,091
Less: historical interest expense recorded	(47,832)
Pro forma adjustment for interest expense	$(741)

No adjustment has been made to the unaudited pro forma statement of operations for the year ended December 31, 2020 to reflect changes in interest expense as a result of the 2021 Debt Refinancing because the Company does not consider the 2021 Debt Refinancing to be material.

d)
Reflects an adjustment to the historical loss on extinguishment of Predecessor debt for the unaudited pro forma consolidated statements of operations for the year ended December 31, 2020 as if the Silver Lake Transaction Refinancing had been consummated on January 1, 2020.

Silver Lake Transactions Accounting Adjustments

e)
Reflects the adjustment to the provision for income taxes attributable to the tax impacts of the preceding Silver Lake Transaction and Refinancing Accounting Adjustments, assuming an effective tax rate of approximately 25.7%.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2021 that require us to make future cash payments:

(in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Debt Principal (1)	$—	$—	$—	$—	$—	$564,724	$564,724
Interest Payments (1)	17,502	17,469	16,575	16,342	16,342	1,388	85,618
Operating Leases	7,303	6,110	5,354	2,124	1,653	459	23,003
Capital Leases (2)	914	106	—	—	—	—	1,020
Purchase Obligation(3)	938	938	938	—	—	—	2,814
Total contractual cash obligations(4)	$26,657	$24,623	$22,867	$18,466	$17,995	$566,571	$677,179
(1)
Debt principal consists of short-term and long-term debt obligations, and excludes debt discounts and deferred financing costs. The estimated interest payments are based on rates on individual debt and our interest rate collar agreements outstanding at December 31, 2021. Actual interest rates on our variable rate debt and interest rate collars and the actual amount of our variable indebtedness could vary from the amounts used to compute the amounts shown here.
(2)
Capital leases reflect the principal amount of capital lease obligations, including related interest.
(3)
Purchase obligations reflects a deferred purchase in 2021 of a web-based software platform for $3.8 million to be paid over four years. We had no other material purchase obligations as of December 31, 2021. In February 2021, we entered into a one-year contract with a third-party service provider which contains a minimum volume commitment, which was renewed for 2022. The Company expects to exceed the stipulated minimum volume of purchases in the ordinary course of business.
(4)
Total contractual cash obligations in the table above exclude income taxes as we are unable to make a reasonably reliable estimate of the timing for the remaining payments in future years. As of December 31, 2021, we had unrecognized tax benefits of $1.4 million, including $0.6 million of accrued interest. Accrued penalties related to the unrecognized tax benefits were not material. Payments or receipts from tax authorities are not expected to have a significant impact on liquidity in the next year. See Note 8 to the audited consolidated financial statements included elsewhere in this Annual Report for further information.

The table above does not include the liability of $7.9 million relating to legal proceedings in which the Company believes a loss is both probable and estimable, including $5.5 million relating to two separate class actions subject to a settlement agreement which was approved by the court in December 2021. See Note 13 of the audited consolidated financial statements included elsewhere in this Annual Report.

As of December 31, 2021, the Company had no standby letters of credit or other contingently available credit outstanding.

Recent Accounting Pronouncements

See Note 2 to the audited consolidated financial statements included in Part II, Item 8 of this Annual Report for a full description of recent accounting pronouncements.

Critical Accounting Policies and Estimates

Our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report are prepared in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 2 to the audited consolidated financial statements included elsewhere in this Annual Report.

Revenue Recognition

The Company’s primary source of revenues is derived from pre-onboarding background screening and related products provided to our customers on a transactional basis, in which a background screening package or selection of products is ordered by a customer related to a single applicant. Substantially all of the Company’s customers are large, medium, or small businesses. The Company satisfies its performance obligations and recognizes revenues for its products as the orders are completed and the completed results or reports are transmitted, or otherwise made available. The Company’s remaining products, substantially consisting of post-onboarding monitoring, tax consulting, fleet management, and driver qualification services, are delivered over time as the customer receives and consumes the benefits of the products and solutions delivered. To measure the Company’s performance over time, the output method is utilized to measure the value to the customer based on the transfer to date of the services promised, with no rights of return once consumed. In these cases, revenues on transactional contracts with a defined price but an undefined quantity is recognized utilizing the right to invoice expedient resulting in revenues being recognized when the service is provided and becomes billable. Additionally, under this practical expedient, the Company is not required to estimate the transaction price. The Company records third-party pass- through fees incurred as part of screening related products on a gross revenue basis, with the related expense recorded as a third-party records expense, as the Company has control over the transaction and is therefore considered to be acting as a principal. The Company records motor vehicle registration and other tax payments paid on behalf of the Company’s fleet management customers on a net revenue basis as the Company does not have control over the transaction and therefore is considered to be acting as an agent of the customer.

Business Combinations

We record business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, identifiable assets acquired and liabilities assumed are recorded at their acquisition-date fair values. The excess of the purchase price over the estimated fair value is recorded as goodwill. Measurement period adjustments from changes in the estimated fair values of net assets recorded for acquisitions before the completion of a final detailed analysis are recorded in the period in which they occur.

Share-Based Compensation

We have granted our employees and directors share-based incentive awards. These awards are in the form of options and profits interests for Predecessor and options, profits interests, restricted stock units, and stock appreciation rights for Successor. We measure share-based compensation expense for all share-based awards granted based on the estimated fair value of those awards on their grant date expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period) or meet certain performance obligations.

Immediately prior to the consummation of the IPO, all share-based awards that were previously issued by a parent of the Company were exchanged into awards issued directly by the Company, based on the terms of the grant agreements. This exchange used an exchange formula that preserved the fair market value of each award. Each exchanged award is subject to the same vesting conditions, and all other material terms remained the same. As a result, the Company did not recognize these exchanges as modifications under ASC 718 and therefore did not incur significant share-based compensation expense related to the IPO.

Substantially all of the Company’s share-based awards issued prior to the IPO contain a performance-based vesting component that is triggered upon certain realization events, including Silver Lake’s sale of its interests in the Company or distribution of its interests in the Company to its partners.

Pre-IPO Valuation of Equity

We granted employees share-based compensation awards at exercise prices equal to the fair value of the underlying equity at the time of grant, as determined by our board of directors on a contemporaneous basis. To determine the fair value of our equity, our board of directors considered many factors, including:

•
our current and historical operating performance;
•
our expected future operating performance;
•
our financial condition at the grant date;
•
the liquidation rights and preferences of our equity;
•
any recent privately negotiated sales of our securities to independent third parties;
•
input from management;
•
the amount of debt on our balance sheet;
•
the business risks inherent in our business and industry generally; and
•
the market performance of comparable public companies.

We engaged an independent valuation firm to perform certain valuation consulting services to provide an estimate of fair market value of our equity on an annual basis. The valuations were prepared using a weighted combination of income approach and market approach valuation methodologies. To derive a business enterprise value, our valuation methodologies utilize a discounted cash flow method using our forecasted operating results and a market comparable method and market transaction method based on comparable companies and market observations. Adjustments for the amount of debt and cash on our balance sheet and the liquidity preference of our equity and outstanding share awards were made to determine the valuation of our equity on a per share basis. Our board of directors used the fair value per share to grant awards during the subsequent period.

The analysis performed by the independent valuation firm is based upon data and assumptions provided to it by us and received from third-party sources, which the independent valuation firm relied upon as being accurate without independent verification. The results of the analyses performed by the independent valuation firm are among the factors our board of directors took into consideration in making its determination with respect to fair value of our equity, but are not determinative. Our board of directors is solely and ultimately responsible for determining the fair value of our equity in good faith.

The dates of our valuation reports, which were prepared on a periodic basis, were not contemporaneous with the grant dates of our share-based compensation awards. Therefore, we considered the amount of time between the valuation report date and the grant date to determine whether to use the latest valuation report for the purposes of determining the fair value of our common stock for financial reporting purposes. We assessed the fair value of such equity-based awards used for financial reporting purposes after considering the fair value reflected in the most recent valuation report and various updated assumptions based on facts and circumstances on the date of grant. The additional factors considered when determining any changes in fair value between the most recent valuation report and the grant dates included, when available, the prices paid in recent transactions involving our securities, as well as our operating and financial performance, changes in volatility and other key valuation assumptions, current industry conditions, and the market performance of comparable publicly traded companies. There were significant judgments and estimates inherent in these valuations, which included assumptions regarding our future operating performance and the time to complete an initial public offering or other liquidity event.

Long-Lived Assets

We review long-lived assets held and used by us—including property and equipment primarily consisting of capitalized internal use software, and definite-lived intangible assets—for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. If an impairment is determined to exist, we calculate any related impairment loss based on the difference between the fair value and carrying values of the respective assets or asset groups.

Internal use software development costs are capitalized during the application development stage of initial development or during development of new features and enhancements. The Company amortizes these costs using the straight-line method over the estimated useful life of the software, generally three years. Software costs not meeting the criteria for capitalization are expensed as incurred.

Goodwill

We assess goodwill for impairment annually or more frequently if events or changes in business circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. In performing these assessments, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flows and other market data. There are inherent uncertainties related to these factors and judgment is required in applying them to the goodwill impairment test. Our annual goodwill impairment test is performed on the last day of the year. We perform additional tests throughout the year when required.

For quantitative goodwill impairment tests, the fair value for each reporting unit is determined using a discounted cash flow method. Key assumptions for computing fair value include discount rate, long term growth rate, foreign currency exchange rate, and cash flow projections for each reporting unit. No goodwill impairment was recognized for 2021. See Note 2 to the audited consolidated financial statements included elsewhere in this Annual Report for more information on our goodwill impairment testing.

Income Taxes

In determining taxable income for our consolidated financial statements, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses.

In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage our underlying businesses.

ASC 740 requires a valuation allowance to reduce the deferred income tax assets recorded if, based on the weight of the evidence, it is more likely than not, that some or all of the deferred income tax assets will not be realized. The Company evaluates all of the positive and negative evidence annually to determine the need for a valuation allowance. After consideration of all of the evidence, the Company has determined that a valuation allowance of $2.4 million and $4.6 million is necessary at December 31, 2021 and 2020 (Successor), respectively.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. We record the effect of a tax rate or law change on our deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on our results of operations, financial condition, or cash flows.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in the United States and elsewhere. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on estimates of whether, and the extent to which, additional taxes will be due in accordance with the authoritative guidance regarding the accounting for uncertain tax positions. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. The Company classifies interest and penalties associated with its unrecognized tax benefits as a component of income tax expense (see Note 8 to the audited consolidated financial statements included elsewhere in this Annual Report).

Jumpstart Our Business Startups Act of 2012

Under the JOBS Act, an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an “emerging growth company” to delay the adoption of new or revised accounting standards that have different transition dates for public and private companies until those standards would otherwise apply to private companies. We meet the definition of an “emerging growth company” and have elected to use this extended transition period. As a result of this election, our timeline to comply with these standards will in many cases be delayed as compared to other public companies that are not eligible to take advantage of this election or have not made this election. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with the public company effective dates for these standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a global company, we are exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We monitor and manage these financial exposures as an integral part of our overall risk management program. We use derivative financial instruments for hedging purposes only. We do not use derivatives for speculation purposes.

Interest Rate Risk

We had cash and cash equivalents of $292.6 million and $152.8 million as of December 31, 2021 and 2020 (Successor), respectively. We also had short-term investments of $0.9 million and $1.3 million at December 31, 2021 and 2020 (Successor), respectively. Our cash and cash equivalents consist primarily of bank demand deposits. Our short-term investments consist of fixed time deposits having a maturity date within twelve months. We hold cash, cash equivalents, and short-term investments for working capital purposes. We do not enter into investments for trading or speculative purposes.

We do not have material exposure to market risk with respect to our cash, cash equivalents, or short-term investments as these consist primarily of highly liquid investments purchased with original maturities of twelve months or less at December 31, 2021 and 2020.

Our debt includes variable-rate debt and a revolving credit facility that bear interest based on LIBOR. As a result, we are exposed to fluctuations in interest rates on our long-term debt. The carrying value of our long-term debt, excluding capital lease and other long-term obligations, was $555.0 million as of December 31, 2021. The fair value of our long-term debt, excluding capital lease and other long-term obligations, was approximately the same as its carrying value of $555.0 million as of December 31, 2021. As of December 31, 2021, a hypothetical 100 basis point increase or decrease in interest rates would change the fair value of our debt by approximately $0.0 million. As of December 31, 2021, the exposure associated with our variable-rate borrowings to a hypothetical 100 basis point increase or decrease in interest rates would not be material to earnings, fair values, or cash flows. See Note 6 to the audited consolidated financial statements included elsewhere in this Annual Report for more information on our debt offerings and any outstanding debt.

To help manage borrowing costs, we may from time to time enter into interest rate derivative transactions with financial institutions acting as principal counterparties. As of December 31, 2021, we had one interest rate collar agreement with a counterparty bank entered into during February 2020. In the agreement, we and the counterparty bank agreed to a one-month LIBOR floor of 0.48% and cap of 1.50% on a portion of our term loan facility. The notional amount of this agreement is $405.0 million through February 2022 and will be reduced to $300.0 million from March 2022 through February 2024. Refer to Note 7 to the consolidated financial statements included elsewhere in this Annual Report for more information about our interest rate collar agreement.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations due to our global operations. The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. Principal foreign currency exposures relate primarily to the Indian Rupee, British Pound Sterling, and to a lesser extent the Hong Kong Dollar, Australian Dollar, and Chinese Renminbi.

Balance sheet adjustments resulting from the translation of foreign currency-denominated subsidiary financial statements are accumulated in a separate component of equity. Gains or losses resulting from foreign currency transactions are included in the Company’s consolidated statements of operations and comprehensive (loss) income, except for gains or losses relating to intercompany transactions of a long-term investment nature, which are presented in a separate component of members’ (deficit) equity as accumulated other comprehensive loss.

We historically have not hedged our investments in foreign subsidiaries or our exposure to transaction gains or losses resulting from fluctuations in foreign currency exchange rates. Currency translation (loss) income included in other comprehensive (loss) income were approximately $(4.1) million, $2.5 million, $0.0 million, and $(0.3) million for the year ended December 31, 2021 (Successor), the period from February 1, 2020 through December 31, 2020 (Successor), the period from January 1, 2020 through January 31, 2020 (Predecessor) and December 31, 2019 (Predecessor), respectively.

Impact of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of fiscal 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Exemption from Management’s Annual Report and Auditor Attestation on Internal Controls

This Annual Report does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

We have adopted a written Global Code of Conduct and Ethics that applies to all of our directors, officers, and employees, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Our Global Code of Conduct and Ethics is posted under the “Governance” section on our website, https://investors.fadv.com/. Our Global Code of Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website.

The remaining information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Our consolidated financial statements are included in this Annual Report beginning on page F-1.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material or because the information required is already included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

The exhibits listed below are filed as part of this Annual Report or are incorporated herein by reference, in each case as indicated below.

Exhibit Index

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated herein by reference to Exhibit 3.1 of First Advantage’s Current Report on Form 8-K filed on June 25, 2021).

3.2	Amended and Restated Bylaws of First Advantage Corporation (incorporated herein by reference to Exhibit 3.2 of First Advantage’s Current Report on Form 8-K filed on June 25, 2021).
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1 †	First Advantage Corporation 2021 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 of First Advantage’s Current Report on Form 8-K filed on June 25, 2021).
10.2 †	First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 of First Advantage’s Quarterly Report on Form 10-Q filed on August 12, 2021).
10.3 †

Form of Standard Option Award Agreement under the First Advantage Corporation 2021 Omnibus Incentive Program (incorporated by reference to Exhibit 4.5 to First Advantage’s Registration Statement on Form S-8 filed on June 25, 2021).

10.4 †

Form of Non-Employee Director RSU Award Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.6 to First Advantage’s Registration Statement on Form S-8 filed on June 25, 2021).

10.5 †

Form of Restricted Stock Award Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to First Advantage’s Quarterly Report on Form 10-Q filed on August 12, 2021).

10.6 †

Form of Top-Up Option Award Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to First Advantage’s Quarterly Report on Form 10-Q filed on August 12, 2021).

10.7 †

Form of Restrictive Covenant Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to First Advantage’s Registration Statement on Form S-1 filed on June 14, 2021).

10.8 †	Form of Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.8 to First Advantage’s Registration Statement on Form S-1/A filed on June 14, 2021).
10.9 †

Form of IPO Director RSU Award Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.9 to First Advantage’s Quarterly Report on Form 10-Q filed on August 12, 2021).

10.10 †	Form of Option Conversion Notice (incorporated by reference to Exhibit 4.12 to First Advantage’s Registration Statement on Form S-8 filed on June 25, 2021).
10.11 †

Employment Offer Letter, dated March 1, 2017, between First Advantage Corporation and Scott Staples (incorporated by reference to Exhibit 10.3 to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.12 †

Employment Offer Letter, dated August 14, 2015, between First Advantage Corporation and Joseph Jaeger (incorporated by reference to Exhibit 10.4 to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.13 †

Amendment to Employment Offer Letter, dated May 19, 2016, between First Advantage Corporation and Joseph Jaeger (incorporated by reference to Exhibit 10.5 to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.14 †

Employment Offer Letter, dated December 17, 2015, between First Advantage Corporation and David L. Gamsey (incorporated by reference to Exhibit 10.6 to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.15 †

Class C LP Unit Grant Agreement, dated February 9, 2020, between Fastball Holdco, L.P. and Scott Staples (incorporated by reference to Exhibit 10.7 to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.16 †

Class C LP Unit Grant Agreement, dated February 9, 2020, between Fastball Holdco, L.P. and Joseph Jaeger (incorporated by reference to Exhibit 10.8 to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.17 †

Class C LP Unit Grant Agreement, dated February 9, 2020, between Fastball Holdco, L.P. and David L. Gamsey (incorporated by reference to Exhibit 10.9 to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.18 †

Option Grant Agreement (Class B LP Units), dated February 9, 2020, among Fastball Holdco, L.P., Bret Jardine and First Advantage Background Services Corp (incorporated by reference to Exhibit 10.16 to First Advantage’s Registration Statement on Form S-1/A filed on June 14, 2021).

Exhibit Number	Description
10.19†	Restricted Stock Unit Grant Agreement, dated December 22, 2021, between First Advantage Corporation and Joseph Jaeger.
10.20

First Lien Credit Agreement, dated January 31, 2020, among Fastball Parent, Inc., Fastball MergerSub, LLC the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.10 to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.21

Amendment No. 1 to First Lien Credit Agreement, dated February 1, 2021, among Fastball Parent, Inc., First Advantage Holdings, LLC, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.11 to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.22

Amendment No. 2 to First Lien Credit Agreement, dated May 28, 2021, among Fastball Parent, Inc., First Advantage Holdings, LLC, the lenders form time to time party thereto, and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.12 filed to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.23

Stockholders’ Agreement, dated as of June 25, 2021, by and among the Company and the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to First Advantage’s Current Report on Form 8-K filed on June 25, 2021.

21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

† Compensatory arrangements for director(s) and/or executive officer(s).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ADVANTAGE CORPORATION

Date: March 23, 2022	By:	/s/ David L. Gamsey
David L. Gamsey
Executive Vice President & Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Staples	Chief Executive Officer	March 23, 2022
Scott Staples	(principal executive officer)

/s/ David L. Gamsey	Executive Vice President & Chief Financial Officer	March 23, 2022
David L. Gamsey	(principal financial officer)

/s/ Steven Marks	Chief Accounting Officer	March 23, 2022
Steven Marks	(principal accounting officer)

/s/ Joseph Osnoss	Director	March 23, 2022
Joseph Osnoss

/s/ Susan R. Bell	Director	March 23, 2022
Susan R. Bell

/s/ James L. Clark	Director	March 23, 2022
James L. Clark

/s/ John Rudella	Director	March 23, 2022
John Rudella

/s/ Judith Sim	Director	March 23, 2022
Judith Sim

/s/ Bianca Stoica	Director	March 23, 2022
Bianca Stoica

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of First Advantage Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Advantage Corporation (formerly “Fastball Intermediate, Inc.”) and subsidiaries (the "Company") as of December 31, 2020 (Successor) and December 31, 2021 (Successor), the related consolidated statements of operations and comprehensive income (loss), cash flows, changes in members’ (deficit) equity, and changes in stockholders’ equity for the year ended December 31, 2019 (Predecessor), the period from January 1, 2020 through January 31, 2020 (Predecessor), the period from February 1, 2020 through December 31, 2020 (Successor), and for the year ended December 31, 2021 (Successor), and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 (Successor) and December 31, 2021 (Successor), and the results of its operations and its cash flows for the year ended December 31, 2019 (Predecessor), for the period from January 1, 2020 through January 31, 2020 (Predecessor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the year ended December 31, 2021 (Successor), in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 23, 2022

We have served as the Company's auditor since 2013.

First Advantage Corporation

Consolidated Balance Sheets

	Successor	Successor
	December 31,	December 31,
(in thousands, except share and per share amounts)	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$292,642	$152,818
Restricted cash	148	152
Short-term investments	941	1,267
Accounts receivable (net of allowance for doubtful accounts of $1,258 and $967 at December 31, 2021 and December 31, 2020, respectively)	155,772	111,363
Prepaid expenses and other current assets	14,365	8,699
Income tax receivable	2,292	3,479
Total current assets	466,160	277,778
Property and equipment, net	154,309	190,282
Goodwill	793,892	770,089
Trade name, net	79,585	87,702
Customer lists, net	384,766	435,661
Deferred tax asset, net	1,413	807
Other assets	6,456	1,372
TOTAL ASSETS	$1,886,581	$1,763,691
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$53,977	$44,117
Accrued compensation	30,054	18,939
Accrued liabilities	21,829	25,200
Current portion of long-term debt	—	6,700
Income tax payable	2,573	2,451
Deferred revenue	873	431
Total current liabilities	109,306	97,838
Long-term debt (net of deferred financing costs of $9,879 and $26,345 at December 31, 2021 and December 31, 2020, respectively)	554,845	778,605
Deferred tax liability, net	84,653	86,770
Other liabilities	5,539	6,208
Total liabilities	754,343	969,421
COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 152,901,040 and 130,000,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	153	130
Additional paid-in-capital	1,165,163	839,148
Accumulated deficit	(31,441)	(47,492)
Accumulated other comprehensive (loss) income	(1,637)	2,484
Total equity	1,132,238	794,270
TOTAL LIABILITIES AND EQUITY	$1,886,581	$1,763,691

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Successor		Predecessor
(in thousands, except share and per share amounts)	Year Ended December 31, 2021	Period from February 1, 2020 through December 31, 2020	Period from January 1, 2020 through January 31, 2020	Year Ended December 31, 2019
REVENUES	$712,295	$472,369	$36,785	$481,767

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization below)	352,170	240,287	20,265	245,324
Product and technology expense	45,507	32,201	3,189	33,239
Selling, general, and administrative expense	107,980	66,864	11,235	85,084
Depreciation and amortization	142,815	135,057	2,105	25,953
Total operating expenses	648,472	474,409	36,794	389,600
INCOME (LOSS) FROM OPERATIONS	63,823	(2,040)	(9)	92,167

OTHER EXPENSE (INCOME):
Interest expense	25,122	47,914	4,514	51,964
Interest income	(150)	(530)	(25)	(945)
Loss on extinguishment of debt	13,938	—	10,533	—
Transaction expenses, change in control	—	9,423	22,370	—
Total other expense	38,910	56,807	37,392	51,019
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	24,913	(58,847)	(37,401)	41,148
Provision (benefit) for income taxes	8,862	(11,355)	(871)	6,898
NET INCOME (LOSS)	$16,051	$(47,492)	$(36,530)	$34,250

Foreign currency translation (loss) income	(4,121)	2,484	(31)	(341)
COMPREHENSIVE INCOME (LOSS)	$11,930	$(45,008)	$(36,561)	$33,909

NET INCOME (LOSS)	$16,051	$(47,492)	$(36,530)	$34,250
Basic net income (loss) per share	$0.11	$(0.37)	n/a	n/a
Diluted net income (loss) per share	$0.11	$(0.37)	n/a	n/a
Weighted average number of shares outstanding - basic	140,480,590	130,000,000	n/a	n/a
Weighted average number of shares outstanding - diluted	141,687,384	130,000,000	n/a	n/a
Basic net (loss) income per unit	n/a	n/a	$(0.24)	$0.23
Diluted net (loss) income per unit	n/a	n/a	$(0.24)	$0.21
Weighted average units outstanding - basic	n/a	n/a	149,686,460	149,686,460
Weighted average units outstanding - diluted	n/a	n/a	149,686,460	163,879,766

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2021	Period from February 1, 2020 through December 31, 2020	Period from January 1, 2020 through January 31, 2020	Year Ended December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$16,051	$(47,492)	$(36,530)	$34,250
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	142,815	135,057	2,105	25,953
Loss on extinguishment of debt	13,938	—	10,533	—
Amortization of deferred financing costs	5,936	3,242	569	3,174
Bad debt (recovery) expense	(17)	350	102	88
Deferred taxes	(2,924)	(16,747)	(997)	2,085
Share-based compensation	9,530	1,876	3,976	1,216
(Gain) on foreign currency exchange rates	(575)	(31)	(82)	(110)
Loss (gain) on disposal of fixed assets	76	19	8	(23)
Change in fair value of interest rate swaps	(2,284)	3,616	—	—
Changes in operating assets and liabilities:
Accounts receivable	(40,842)	(28,541)	9,384	(10,964)
Prepaid expenses and other current assets	(5,430)	3,561	(4,604)	9,901
Other assets	(5,072)	55	(62)	424
Accounts payable	7,516	16,530	(8,871)	12,760
Accrued compensation and accrued liabilities	8,541	880	4,102	(7,335)
Deferred revenue	196	(271)	11	(13)
Other liabilities	(87)	826	767	836
Income taxes receivable and payable, net	1,309	(79)	373	(659)
Net cash provided by (used in) operating activities	148,677	72,851	(19,216)	71,583
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments	305	257	(163)	(1,120)
Proceeds from sale of property and equipment	—	—	—	34
Acquisitions of businesses, net of cash acquired	(48,934)	—	—	—
Purchases of property and equipment	(7,313)	(5,304)	(951)	(6,578)
Capitalized software development costs	(16,485)	(10,522)	(929)	(10,125)
Net cash used in investing activities	(72,427)	(15,569)	(2,043)	(17,789)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	320,559	—	—	—
Payments of initial public offering issuance costs	(4,034)	—	—	—
Shareholder distribution	(313)	—	—	—
Capital contributions	241	59,423	41,143	—
Distributions to Predecessor Members and Optionholders	—	(5,834)	(17,991)	—
Borrowings from Successor First Lien Credit Facility	261,413	—	—	—
Repayments of Successor First Lien Credit Facility	(363,875)	(3,350)	—	—
Repayment of Successor Second Lien Credit Facility	(146,584)	—	—	—
Borrowings on Successor Revolver	—	25,000	—	—
Repayments on Successor Revolver	—	(25,000)	—	—
Repayment of Predecessor First Lien Credit Facility	—	—	(34,000)	—
Payments of debt issuance costs	(1,257)	(1,397)	—	—
Payments on capital lease obligations	(1,652)	(2,438)	(274)	(3,176)
Payments on deferred purchase agreements	(705)	—	—	—
Proceeds from stock option exercises	387	—	—	—
Net settlement of stock option exercises	(332)	—	—	—
Net cash provided by (used in) financing activities	63,848	46,404	(11,122)	(3,176)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(278)	1,021	(102)	(130)
Increase (decrease) in cash, cash equivalents, and restricted cash	139,820	104,707	(32,483)	50,488
Cash, cash equivalents, and restricted cash at beginning of period	152,970	48,263	80,746	30,258
Cash, cash equivalents, and restricted cash at end of period	$292,790	$152,970	$48,263	$80,746

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$10,361	$4,786	$279	$5,249
Cash paid for interest	$23,029	$41,145	$224	$55,784
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations	$—	$—	$—	$1,860
Non-cash property and equipment additions	$3,643	$88	$289	$651
Distributions declared to Optionholders but not paid	$—	$—	$781	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Successor:
BALANCE – February 1, 2020	$130	$779,596	$—	$—	$779,726
Share-based compensation	—	1,876	—	—	1,876
Capital contributions	—	59,423	—	—	59,423
Shareholder distribution	—	(1,747)	—	—	(1,747)
Foreign currency translation	—	—	—	2,484	2,484
Net (loss)	—	—	(47,492)	—	(47,492)
BALANCE – December 31, 2020	$130	$839,148	$(47,492)	$2,484	$794,270
Share-based compensation	—	9,530	—	—	9,530
Capital contributions	—	241	—	—	241
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	23	316,502	—	—	316,525
Exercise of stock options	—	387	—	—	387
Common stock withheld for tax obligations and net settlement of stock option exercise	—	(332)	—	—	(332)
Shareholder distribution	—	(313)	—	—	(313)
Foreign currency translation	—	—	—	(4,121)	(4,121)
Net income	—	—	16,051	—	16,051
BALANCE – December 31, 2021	$153	$1,165,163	$(31,441)	$(1,637)	$1,132,238

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Members’ (Deficit) Equity

(in thousands)	Class A Units Additional Paid-In Capital	Class B Units Additional Paid-In Capital	Class C Units Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Members’ (Deficit) Equity
Predecessor:
BALANCE - December 31, 2018	$106,090	$2,213	$10,349	$(235,483)	$(12,511)	$(129,342)
Share-based compensation	—	41	1,175	—	—	1,216
Foreign currency translation	—	—	—	—	(341)	(341)
Net income	—	—	—	34,250	—	34,250
BALANCE - December 31, 2019	$106,090	$2,254	$11,524	$(201,233)	$(12,852)	$(94,217)
Share-based compensation	—	50	3,926	—	—	3,976
Capital contributions	34,186	543	6,414	—	—	41,143
Distribution to Optionholders	—	(1,469)	(17,303)	—	—	(18,772)
Foreign currency translation	—	—	—	—	(31)	(31)
Net (loss)	—	—	—	(36,530)	—	(36,530)
BALANCE - January 31, 2020	$140,276	$1,378	$4,561	$(237,763)	$(12,883)	$(104,431)

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

Note 1. Organization, Nature of Business, and Basis of Presentation

First Advantage Corporation, a Delaware corporation, was formed on November 15, 2019. Hereafter, First Advantage Corporation and its subsidiaries will collectively be referred to as the “Company”. On January 31, 2020, a fund managed by Silver Lake acquired substantially all of the Company’s equity interests from the Predecessor equity owners, primarily funds managed by Symphony Technology Group (“STG”) (the “Silver Lake Transaction”). For the purposes of the consolidated financial statements, periods on or before January 31, 2020 reflect the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries prior to the Silver Lake Transaction, referred to herein as the Predecessor, and periods beginning after January 31, 2020 reflect the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries as a result of the Silver Lake Transaction, referred to herein as the Successor. As a result of the Silver Lake Transaction, the results of operations and financial position of the Predecessor and Successor are not directly comparable.

The Company derives its revenues from a variety of services to perform background checks across all phases from pre-onboarding to continuous monitoring after the employees, contractors, contingent and extended workers, drivers, tenants, and volunteers have been onboarded, and generally classify our service offerings into three categories: pre-onboarding, post-onboarding, and other. Pre-onboarding services are comprised of an extensive array of products and solutions that customers typically utilize to enhance their evaluation process and ensure compliance from the time a job or other application is submitted to a successful applicant’s onboarding date. This includes searches such as criminal background checks, drug / health screenings, extended workforce screening, biometrics and identity checks, education / workforce verification, driver records and compliance, healthcare credentials, and executive screening. Post-onboarding services are comprised of continuous monitoring and re-screening solutions which are important tools to help keep their end customers, workforces, and other stakeholders safer, productive, and compliant. Our post-monitoring solutions include criminal records, healthcare sanctions, motor vehicle records, social media, and global sanctions screening continuously or at regular intervals selected by our customers. Other includes products that complement our pre-onboarding and post-onboarding products and solutions. This includes fleet / vehicle compliance, hiring tax credits and incentives, resident / tenant screening, and investigative research.

Initial Public Offering — The Company’s registration statement on Form S-1 (“IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on June 22, 2021, and the Company’s common stock began trading on the Nasdaq on June 23, 2021. On June 25, 2021, the Company completed its IPO of 29,325,000 shares of the Company common stock, $0.001 par value per share (the “Common Stock”) at an offering price of $15.00 per share, pursuant to the Company’s IPO Registration Statement. The Company sold 22,856,250 shares, including 2,981,250 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. Certain existing stockholders sold an aggregate of 6,468,750 shares, including 843,750 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company received aggregate net proceeds of $316.5 million after deducting underwriting discounts and commissions of $22.3 million and other offering costs of $4.0 million, all of which was paid at December 31, 2021.

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

On November 15, 2021, the Company completed a follow-on offering (“November Follow-On”) where certain existing stockholders sold an aggregate of 15,000,000 shares, plus an additional 2,250,000 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company did not sell any shares of its common stock in the November Follow-on Offering and did not receive any of the proceeds from the sale of shares.

Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company includes the results of operations of acquired companies prospectively from the date of acquisition. The Company considers itself to be a single operating and reporting entity structure.

The Company has experienced seasonality with respect to certain customer industries as a result of fluctuations in hiring volumes and other economic activities. Generally, the Company’s highest revenues have historically occurred between September and November of each year.

Use of Estimates — The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Changes in these estimates and assumptions may have a material impact on the consolidated financial statements and accompanying notes.

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

Note 2. Summary of Significant Accounting Policies

Fair Value of Financial Instruments — Certain financial assets and liabilities are reported at fair value in the accompanying consolidated balance sheets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. ASC 820 establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation techniques required by ASC 820 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of December 31, 2021 (Successor) (in thousands):

	Level 1	Level 2	Level 3
Assets
Interest rate swaps	$—	$197	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Other intangible assets are subject to nonrecurring fair value measurement as the result of business acquisitions. The fair values of these assets were estimated using the present value of expected future cash flows through unobservable inputs (Level 3).

Cash and Cash Equivalents — The Company considers cash equivalents to be cash and all short term investments that have an original maturity of ninety days or less. Outstanding checks in excess of funds on deposit are classified as current liabilities in the accompanying consolidated balance sheets. As of December 31, 2021 and 2020 (Successor), the Company had no outstanding checks in excess of funds on deposit.

Restricted Cash — Restricted cash represents monies held in trust for a specific purpose as contractually required under the respective arrangement.

Short-Term Investments — Short-term investments represents fixed time deposits having a maturity date within twelve months.

Accounts Receivable — Accounts receivable are due from customers in a broad range of industries located throughout the United States and internationally. Credit is extended based on evaluation of the customer’s financial condition, and generally, collateral is not required.

The allowance for all uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions, and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance for doubtful accounts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believes will be collected. The Company believes that the allowance for doubtful accounts at December 31, 2021 and 2020 (Successor) is reasonably stated.

Property and Equipment — Property and equipment are recorded at cost. Property and equipment include computer software for internal uses either developed internally, acquired by business combination or otherwise purchased. Software development costs, including internal personnel and third-party professional services, are capitalized during the application development stage of initial development or during development of new features and enhancements. The Company amortizes purchased software using the straight-line method over the estimated useful life of the software and software acquired by business combination on an accelerated basis over its expected useful life of five years. Software development costs not meeting the criteria for capitalization are expensed as incurred.

Depreciation on leasehold improvements is computed on the straight-line method over the shorter of the life of the asset, or the lease term, ranging from one to fifteen years. Depreciation on data processing equipment and furniture and equipment is computed using the straight-line method over their estimated useful lives ranging from three to ten years.

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

Subsequent to the Silver Lake Transaction, the Company’s trade name is amortized on an accelerated basis over its expected useful life of twenty years. The Company recorded $7.9 million and $7.5 million of amortization expense related to the trade name for the year ended December 31, 2021 (Successor) and for the period from February 1, 2020 through December 31, 2020 (Successor), respectively. No amortization expense was recorded for the period from January 1, 2020 through January 31, 2020 (Predecessor) or for the year ended December 31, 2019 (Predecessor).

Customer lists are amortized on an accelerated basis based upon their estimated useful lives, ranging from seven to fourteen years during the Predecessor period and fourteen years in the Successor period. In the Predecessor period, the weighted-average amortization period of customer lists was 13.3 years.

The Company recorded $65.5 million, $65.2 million, $0.8 million, and $11.1 million of amortization expense related to customer lists for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), the period from January 1, 2020 through January 31, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor), respectively.

The Company regularly evaluates the amortization period assigned to each intangible asset to ensure that there have not been any events or circumstances that warrant revised estimates of useful lives. In December 2021, the Company determined that there had been no triggering events that would require impairment of trade names or customer lists.

Income Taxes — Prior to the Silver Lake Transaction, the Company was not a taxable entity. However, the Company’s wholly owned, C-corporation subsidiaries were taxable entities. In connection with the Silver Lake Transaction, the Company became a U.S. domiciled corporation for tax purposes. Accordingly, the Company has followed ASC 740, Income Taxes, which provides for income taxes using the liability method, which requires an asset and liability based approach in accounting for income taxes for all periods presented. Deferred income taxes reflect the net tax effect on future years of temporary differences in the carrying amount of assets and liabilities between financial statements and income tax purposes. Valuation allowances are established when the Company determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company evaluates its effective tax rates regularly and adjusts them when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which the Company operates, among other factors.

The Company calculates additional tax provisions, where applicable, related to accounting for uncertainty in income taxes, which prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company adjusts its estimates of uncertain tax positions periodically because of ongoing examinations by, and settlements with, various taxing authorities, as well as changes in tax laws, regulations, and interpretations. The Company classifies interest and penalties associated with its unrecognized tax benefits as a component of income tax expense (see Note 8).

Impairment of Long-Lived Assets — The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may not be recoverable. Conditions that could indicate an impairment assessment is needed include a significant decline in the observable market value of an asset or asset group, a significant change in the extent or manner in which an asset or asset group is used, or a significant adverse change that would indicate that the carrying amount of an asset or asset group is not recoverable. When factors indicate that these long-lived assets or asset groups should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived assets or asset groups will be recovered through the future undiscounted cash flows expected from use of the asset or asset group and its eventual disposition. If the carrying amount of the asset or asset group is determined not to be recoverable, an impairment charge is recorded based on the excess, if any, of the carrying amount over fair value. Fair values are determined based on quoted market values or discounted cash flows analyses as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. The Company determined the carrying values of its long-lived assets were not impaired as of December 31, 2021 and 2020 (Successor).

Advertising Costs — Advertising costs are expensed as incurred and are included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss). Advertising costs were $1.4 million, $0.6 million, $0.1 million, and $1.8 million for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), the period from January 1, 2020 through January 31, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor), respectively.

Derivative Instruments — The Company is exposed to certain risks relating to its ongoing business operations and mitigates interest rate risk through the use of derivative instruments. Interest rate swaps have been entered into to manage a portion of the interest rate risk associated with the Company’s variable-rate borrowings.

In accordance with ASC 815, Derivatives and Hedging, the derivative instruments are recognized and subsequently measured on the balance sheet at fair value. The Company reviewed its interest rate swaps and determined they do not meet the definition of cash flow hedges. Therefore, the guidance requires that the change in fair value of the interest rate swaps be recognized as a component of income or expense in the consolidated statements of operations and comprehensive income (loss) (see Note 7).

Concentrations of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Substantially all of the Company’s cash and cash equivalent balances were deposited with financial institutions which management has determined to be high credit quality institutions. Accounts receivable represent credit granted to customers for services provided.

In February 2020, the Company entered into an interest rate collar agreement with a counterparty bank in order to reduce its exposure to interest rate volatility. The Company has determined the counterparty bank to be a high credit quality institution. The Company does not enter into financial instruments for trading or speculative purposes.

The Company did not have any customers which represented 10% or more of its consolidated revenues for the year ended December 31, 2019 (Predecessor) or during the period from January 1, 2020 through January 31, 2020 (Predecessor). The Company had one customer which represented approximately 10% and 12% of its consolidated revenues during year ended December 31, 2021 (Successor) and for the period from February 1, 2020 to December 31, 2020 (Successor), respectively. No other customer represented 10% or more of its revenue for the period. Additionally, the Company did not have any customers which represented 10% or more of its consolidated accounts receivable, net for any period presented.

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
Recognize revenue when (or as) the entity satisfies a performance obligation

A substantial majority of the Company’s revenues are derived from pre-onboarding background screening and related services provided to our customers on a transactional basis, in which an individual background screening package or selection of services is ordered by a customer related to a single applicant. Substantially all of the Company’s customers are employers, staffing or related businesses. The Company satisfies its performance obligations and recognizes revenues for services rendered as the orders are completed and the completed reports are transmitted, or otherwise made available. The Company’s remaining services, substantially consisting of post-onboarding monitoring, tax consulting, fleet management and driver qualification services, are delivered over time as the customer simultaneously receives and consumes the benefits of the services delivered. To measure the Company’s performance over time, the output method is utilized to measure the value to the customer based on the transfer to date of the services promised, with no rights of return once consumed. In these cases, revenues on transactional contracts with a defined price but an undefined quantity are recognized utilizing the right to invoice expedient resulting in revenue being recognized when the service is provided and becomes billable. Additionally, under this practical expedient, the Company is not required to estimate the transaction price.

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

The Company records third-party pass-through fees incurred as part of screening related services on a gross revenue basis, with the related expense recorded as a cost of services expense, as the Company has control over the transaction and is therefore considered to be acting as a principal. The Company records motor vehicle registration and other tax payments paid on behalf of the Company’s fleet management customers on a net revenue basis as the Company does not have control over the transaction and therefore is considered to be acting as an agent of the customer. Amounts received from fleet management customers are recorded in cash and cash equivalents in the accompanying consolidated balance sheets as the funds are not legally restricted.

Contract balances are generated when the revenue recognized in a given period varies from billing. A contract asset is created when the Company performs a service for a customer and recognizes more revenue than what has been billed. Contract assets are included in accounts receivable in the accompanying consolidated balance sheets. A contract liability is created when the Company transfers a good or service to a customer and recognizes less than what has been billed. The Company recognizes these contract liabilities as deferred revenue when the Company has an obligation to perform services for a customer in the future and has already received consideration from the customer. Contract liabilities are included in deferred revenue in the accompanying consolidated balance sheets.

Foreign Currency — The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated net of tax in a separate component of equity. Gains or losses resulting from foreign currency transactions are included in the accompanying consolidated statements of operations and comprehensive income (loss), except for those relating to intercompany transactions of a long-term investment nature, which are captured in a separate component of equity as accumulated other comprehensive income (loss).

Currency transaction (loss) income included in the accompanying consolidated statements of operations and comprehensive income (loss) were approximately $0.1 million, $(0.3) million, $0.1 million, and $0.3 million for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), the period from January 1, 2020 through January 31, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor), respectively.

Currency translation (loss) income included in accumulated other comprehensive income (loss) were approximately $(4.1) million, $2.5 million, $0.0 million, and $(0.3) million for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), the period from January 1, 2020 through January 31, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor), respectively.

Share-based Compensation — Prior to the Silver Lake Transaction, all share-based awards were issued to employees under the STG-Fairway Holdings, LLC Equity Incentive Plan (“Predecessor Plan”). As a result of the Silver Lake Transaction, this plan was dissolved as of the transaction date. After the Silver Lake Transaction, all share-based awards are issued by a parent of the Company under individual grant agreements and the partnership agreement (collectively the “Successor Plan”). Following the IPO, share-based awards were issued to employees and non-employee directors under the 2021 Omnibus Incentive Plan (the “2021 Equity Plan”). All three plans were designed with the intention of promoting the long-term success of the Company by attracting, motivating, and retaining key employees of the Company.

The Company accounts for awards issued under all three plans in accordance with ASC 718, Compensation — Stock Compensation. Management expects to allow its employees granted awards under the Successor Plan to bear the risks and rewards normally associated with equity ownership for a reasonable period of time when all requisite vesting requirements have been rendered. Awards issued under the Successor plan were callable by the issuing parent. However, the call rights expired upon the completion of the IPO, and as of December 31, 2021, no outstanding awards are callable. Therefore, the related share-based awards are classified as equity.

The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of the share-based awards granted, which is estimated on the date of grant using a Black-Scholes option-pricing model. There are four inputs into the Black-Scholes option-pricing model: expected volatility, risk-free interest rates, expected term, and estimated fair value of the underlying unit. The Company estimates expected volatility based on an analysis of guidelines of publicly traded peer companies’ historical volatility. The risk-free interest rate is based on the treasury constant maturities rate based on data published by the U.S. Federal Reserve. The expected term of share-based awards granted is derived from historical exercise experience under the Company’s share-based plans and represents the period of time that awards granted are expected to be outstanding. Because of the limitations on the sale or transfer of our equity as a privately held company and a lack of historical option exercises as a public company, the Company does not believe our historical exercise pattern is indicative of the pattern we will experience in future periods. The Company has consequently used the simplified method to calculate the expected term, which is the average of the contractual term and vesting period, and plans to continue to use simplified method until we have sufficient exercise and pricing history. Finally, prior to the IPO, the estimated fair value of the underlying equity was determined using either the Silver Lake Transaction valuation or a blend of income and market approaches. After the IPO, the estimated fair value of the underlying equity was based on the observable market price of the Company’s equity.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, share-based compensation expenses could be materially different in the future. In addition, for awards with a service condition, the Company has elected to account for forfeitures as they occur. Therefore, the Company will reverse compensation costs previously recognized when an unvested award is forfeited. For awards with a performance condition, the Company is required to estimate the expected forfeiture rate, and only recognize expenses for those shares expected to vest. The Company estimates the expected forfeiture rate based on the Company’s historical data, grant terms, and anticipated plan participant turnover. If the Company’s actual forfeiture rate is materially different from its estimate, the share-based compensation expense could be significantly different from what the Company has recorded in the current period. There were no grants made during the year ended December 31, 2019 (Predecessor) or the period from January 1, 2020 through January 31, 2020 (Predecessor).

Comprehensive Income (Loss) — Comprehensive income (loss) includes gains and losses from foreign currency translation adjustments, net.

Net Income (Loss) Per Share of Equity — Basic and diluted net (loss) income per unit (Predecessor) and basic net income (loss) per share (Successor) are computed by dividing net income (loss) by the weighted average number of common units or shares outstanding during the period. For Successor periods, basic weighted-average shares outstanding excludes nonvested restricted stock. Diluted net income (loss) per unit (Predecessor) and diluted net income (loss) per share (Successor) is computed by dividing net income (loss) by the weighted average number of units or shares outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on net income (loss) per unit or share. Diluted weighted average shares outstanding, is similar to basic weighted-average shares outstanding, except that the weighted-average number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common share had been issued, including the dilutive impact of nonvested restricted stock. The Company uses the treasury stock method to incorporate potentially dilutive securities in diluted net income (loss) per unit or share.

The potentially dilutive securities outstanding during the year ended December 31, 2021 (Successor) had a dilutive effect and were included in the calculation of diluted net income per share for the period. The Company did not have any potentially dilutive securities for the period from February 1, 2020 through December 31, 2020 (Successor).

For the year ended December 31, 2019 (Predecessor) and for the period from January 1, 2020 through January 31, 2020 (Predecessor), the Company had Class B options, Class C options, and Class C RSUs issued under the Predecessor Plan. The potentially dilutive securities outstanding during the year ended December 31, 2019 (Predecessor) had a dilutive effect and were included in the calculation of diluted net income per unit for the period. The potentially dilutive securities outstanding during the period ended January 31, 2020 (Predecessor) had an anti-dilutive effect and were therefore not included in the calculation of diluted net (loss) per unit for the period.

Recent Accounting Pronouncements — The Company qualifies as an emerging growth company under the Jumpstart Our Business Startups (“JOBS”) Act. The JOBS Act permits the Company an extended transition period for complying with new or revised accounting standards affecting public companies. The Company has elected to use this extended transition period and adopt certain new accounting standards on the private company timeline, which means that the Company’s financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards on a non-delayed basis. The Company has elected the extended transition period for the adoption of the Accounting Standards Updates (“ASU”) below, except those where early adoption was both permitted and elected.

In February 2016, the FASB issued ASU 2016-02, Leases, and subsequently issued additional ASUs amending this ASU (collectively ASC 842, Leases) which amends various aspects of existing guidance for leases. This guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The effective date of the new standard is extended to fiscal years beginning after December 15, 2021, with early adoption being permitted.

A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company will adopt the new standard on January 1, 2022 and use the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2022.

The new standard provides a number of optional practical expedients in transition. The Company intends to elect the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable.

The Company expects that this standard will have a material effect on its financial statements. On adoption, the Company expects to recognize ROU assets of approximately $11.5 million to $13.5 million and lease liabilities for operating leases of approximately $14.0 million to $16.0 million based on the present value of the future minimum rental payments for existing operating leases. The difference in the balances is due to deferred rent, tenant incentive allowances, and prepaid amounts taken into account for adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking expected loss model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. Enhanced disclosures are also required, including the requirement to disclose the information used to track credit quality by year or origination for most financing receivables. The new standard is effective for fiscal years beginning after December 15, 2022. The Company will adopt this guidance in 2023, and does not expect adoption to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes specific exceptions to the general principles in Topic 740. Among other things it eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intra-period tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. This amendment also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. This guidance is effective for annual reporting periods beginning after December 15, 2021, including interim periods therein. The Company will adopt this guidance in 2022, and does not expect adoption to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021 issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. These ASUs provide temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Inter-bank Offered Rate (“LIBOR”) which is being phased out beginning at the end of 2021, to alternate reference rates, such as the Secured Overnight Financing Rate (“SOFR”). These standards were effective upon issuance and allowed application to contract changes as early as January 1, 2020. These provisions may impact the Company as contract modifications and other changes occur during the LIBOR transition period. The Company continues to evaluate the optional relief guidance provided within these ASUs, has reviewed its debt securities, bank facilities, and derivative instruments and continues to evaluate commercial contracts that may utilize LIBOR as the reference rate. The Company will continue its assessment and monitor regulatory developments during the LIBOR transition period.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Prior to the issuance of this guidance, contract assets and contract liabilities were recognized by the acquirer at fair value on the acquisition date. This guidance is effective for annual reporting periods beginning after December 15, 2023 including interim periods therein. The Company will adopt this guidance in 2024, and does not expect adoption to have a material impact on its consolidated financial statements. However, if the Company acquires material customer contracts in the future, this standard will impact the accounting for those arrangements which may have a material effect on future results.

Recently Adopted Accounting Pronouncements — In 2021, the Company adopted ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires that issuers follow the internal-use software guidance in ASC 350-40 to determine which costs to capitalize as assets or expense as incurred. Adoption of this standard did not have a material impact on the consolidated financial statements. However, if the Company enters into material new cloud computing arrangements in the future, this standard will impact the accounting for those arrangements which may have a material effect on future results.

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

Costs incurred by the Company related to the Silver Lake Transaction were primarily composed of deferred financing costs associated with the new financing structure which have been capitalized within long-term debt in the accompanying consolidated balance sheets (see Note 6) and approximately $31.8 million of closing costs which have been recorded in transaction expenses, change in control in the accompanying consolidated statements of operations and comprehensive income (loss). Seller related costs were recorded as transaction expenses in the Predecessor period, Silver Lake related costs were pushed down to the Company in the Successor period.

Pro Forma Results

The following summary, prepared on a pro forma basis pursuant to ASC 805, presents the Company’s consolidated results of operations for the year ended December 31, 2020 as if the Silver Lake Transaction had been completed on January 1, 2020. The pro forma results below include the impact of certain adjustments related to the amortization of intangible assets, transaction-related costs incurred as of the acquisition date, and interest expense on related borrowings, and in each case, the related income tax effects, as well as certain other post-acquisition adjustments attributable to the Silver Lake Transaction. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of the results of operations that actually would have been achieved had the Silver Lake Transaction been consummated as of January 1, 2020.

(in thousands)	Year Ended December 31, 2020 (Unaudited)	Year Ended December 31, 2019 (Unaudited)
Revenue	$509,154	$481,767
Net income (loss)	$(43,627)	$(56,549)

2021 Acquisitions

In November 2021, the Company, through its wholly-owned subsidiary in the United States, entered into an agreement to acquire 100% of the outstanding equity of Corporate Screening Services, LLC (“Corporate Screening”), a U.S.-based healthcare and higher education focused screening and compliance solutions provider for $39.4 million. The acquisition, which closed on November 30, 2021, strengthened the Company’s healthcare and higher education solutions by adding technology and expertise tailored to those customers. Corporate Screening was determined to constitute a business and the Company was deemed to be the acquirer under ASC 805. As a result, the Company has recorded the related purchase accounting as of November 30, 2021.

The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed (in thousands):

Consideration
Cash, net of cash acquired	$39,192
Total fair value of consideration transferred	$39,192
Current assets	$2,915
Property and equipment, including software developed for internal use	3,848
Customer lists	11,800
Other assets	18
Current liabilities	(1,555)
Total identifiable net assets	$17,026
Goodwill	$22,166

The Company expects a significant portion of the Goodwill recognized will be deductible for tax purposes.

As of the date these consolidated financial statements were issued, the purchase accounting related to the acquisition of Corporate Screening was incomplete as the valuation of deferred taxes and purchase price were still in the process of being finalized, and certain customary transaction adjustments were not yet finalized. The Company has reflected the provisional amounts for goodwill and deferred taxes in these consolidated financial statements. As such, the above balances may be adjusted in a future period as the valuation is finalized and these adjustments may be material to the consolidated financial statements.

During 2021, the Company also completed the acquisition of two smaller businesses. The first was a March 31, 2021 acquisition of selected assets and specified liabilities comprising the United Kingdom background screening business unit of a United Kingdom based company. The second was a November 30, 2021 acquisition of a background screening and verification provider based in Mexico. These two acquisitions had an aggregated purchase price of $9.7 million which resulted in the recognition of $3.7 million of goodwill and $3.7 million of intangible assets subject to amortization. The factor contributing to goodwill for these two acquisitions is primarily attributable to each acquisition's assembled workforce. Goodwill recognized as a result of the Company’s acquisition in Mexico is not deductible for tax purposes. Goodwill recognized as a result of the Company’s acquisition in the United Kingdom is deductible for tax purposes.

The results for all 2021 Acquisitions have been included in the consolidated financial statements since the closing date of each acquisition and resulted in $24.6 million of revenues for the year ended December 31, 2021 (Successor). Pro forma information was not presented because the effects of the 2021 Acquisitions were not material to the Company’s consolidated financial statements.

Note 4. Property and Equipment, net

Property and equipment, net as of December 31, 2021 and 2020 (Successor) consisted of the following (in thousands):

	Successor	Successor
	December 31, 2021	December 31, 2020
Furniture and equipment	$20,462	$15,214
Capitalized software for internal use, acquired by business combination	225,005	220,000
Capitalized software for internal use, developed internally or otherwise purchased	37,326	14,438
Leasehold improvements	3,001	2,402
Total property and equipment	285,794	252,054
Less: accumulated depreciation and amortization	(131,485)	(61,772)
Property and equipment, net	$154,309	$190,282

Depreciation and amortization expense of property and equipment was approximately $69.4 million, $62.3 million, $1.3 million, and $14.9 million for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), the period from January 1, 2020 through January 31, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor), respectively.

Note 5. Goodwill, Trade Name, and Customer Lists

The changes in the carrying amount of goodwill for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor) and for the period from January 1, 2020, through January 31, 2020 (Predecessor) were as follows (in thousands):

Successor:
Balance – February 1, 2020	$767,797
Foreign currency translation	2,292
Balance – December 31, 2020	$770,089
Acquisitions	25,834
Foreign currency translation	(2,031)
Balance – December 31, 2021	$793,892

Predecessor:
Balance – December 31, 2019	$261,590
Foreign currency translation	(61)
Balance – January 31, 2020	$261,529

The following summarizes the gross carrying value and accumulated amortization for the Company’s trade name and customer lists as of December 31, 2021 and 2020 (Successor) (in thousands):

	December 31, 2021 (Successor)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade name	$95,026	$(15,441)	$79,585	20 years
Customer lists	515,524	(130,758)	384,766	14 years
Total	$610,550	$(146,199)	$464,351

	December 31, 2020 (Successor)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade name	$95,230	$(7,528)	$87,702	20 years
Customer lists	501,210	(65,549)	$435,661	14 years
Total	$596,440	$(73,077)	$523,363

Amortization expense of trade name and customer lists was approximately $73.5 million, $72.7 million $0.8 million, and $11.1 million for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), for the period from January 1, 2020 through January 31, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor), respectively.

Amortization expense relating to trade name and customer lists is expected to be as follows (in thousands):

Years Ending December 31,
2022	$67,912
2023	61,379
2024	55,475
2025	49,324
2026	42,506
Thereafter	187,755
$464,351

Note 6. Long-term Debt

The fair value of the Company’s long-term debt obligations approximated their book value as of December 31, 2021 and 2020 (Successor) and consisted of the following (in thousands):

	Successor	Successor
	December 31, 2021	December 31, 2020
Successor First Lien Credit Facility	$564,724	$666,650
Successor Second Lien Credit Facility	—	145,000
Total debt	564,724	811,650
Less: Current portion of long-term debt	—	(6,700)
Total long-term debt	564,724	804,950
Less: Deferred financing costs	(9,879)	(26,345)
Long-term debt, net	$554,845	$778,605

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

As part of the Silver Lake Transaction, a new financing structure was established consisting of a new First Lien Credit Agreement (“Successor First Lien Agreement”) and a new Second Lien Credit Agreement (“Successor Second Lien Agreement”) (collectively, the “Successor Credit Agreements”). The Successor First Lien Agreement provided financing in the form of a $670.0 million term loan due January 31, 2027, carrying an interest rate of 3.25% to 3.50%, based on the first lien leverage ratio, plus LIBOR (“Successor First Lien Credit Facility”) and a new $75.0 million revolving credit facility due January 31, 2025 (“Successor Revolver”). The Successor First Lien Credit Facility required mandatory quarterly repayments of 0.25% of the original loan balance commencing September 30, 2020. Beginning with the year ending December 31, 2021, the Successor First Lien Credit Facility required mandatory payments based on calculated excess cash flow, as defined within the Successor First Lien Credit Agreement. The Successor Second Lien Agreement provided financing in the form of a $145.0 million term loan due January 31, 2028, carrying an interest rate of 8.50% plus LIBOR (“Successor Second Lien Credit Facility”). The Successor Credit Agreements are collateralized by substantially all assets and capital stock owned by direct and indirect domestic subsidiaries and are governed by certain restrictive covenants including limitations on indebtedness, liens, and other corporate actions such as investments and acquisitions. In the event the Company’s outstanding indebtedness under the Successor Revolver exceeds 35% of the aggregate principal amount of the revolving commitments then in effect, it is required to maintain a consolidated first lien leverage ratio no greater than 7.75 to 1:00.

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

In connection with the closing of the IPO, on June 30, 2021 the Company repaid $200.0 million of its Successor First Lien Credit Facility outstanding, of which $44.3 million was applied to the remaining quarterly principal payments due under the Successor First Lien Agreement. As a result of the IPO, the Company’s interest rate under the Successor First Lien Credit Facility was reduced by 0.25% to a range of 2.75% to 3.00%, based on the first lien ratio, plus LIBOR. The remaining outstanding principal of $564.7 million is scheduled to mature on January 31, 2027. As a result of the prepayment, the Company recorded additional interest expense in the accompanying consolidated statements of operations and comprehensive income (loss) of $3.7 million associated with the accelerated amortization of the related deferred financing costs.

Additionally, in connection with the closing of the IPO, the Company entered into an amendment that increased the borrowing capacity under the Successor Revolver from $75.0 million to $100.0 million and extended the maturity date from January 31, 2025 to July 31, 2026. As of December 31, 2021, the Company had no outstanding amounts under the Successor Revolver, and therefore was not subject to the consolidated first lien leverage ratio covenant and was compliant with all other covenants under the agreement.

Scheduled maturities of long-term debt as of December 31, 2021 (Successor), are as follows (in thousands):

Years Ending December 31,
2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	564,724
$564,724

Note 7. Derivatives

In February 2020, the Company entered into an interest rate collar agreement with a counterparty bank in order to reduce its exposure to interest rate volatility. In this agreement, the Company and the counterparty bank agreed to a one-month LIBOR floor of 0.48% and a cap of 1.50% on a portion of the Company’s Successor First Lien Facility. The notional amount of this agreement is $405.0 million through February 2022 at which time the notional amount reduces to $300.0 million through February 2024.

The following is a summary of location and fair value of the financial position recorded related to the derivative instruments (in thousands):

		Fair Value
Derivatives not designated as hedging instruments	Balance Sheet Location	As of December 31, 2021 (Successor)	As of December 31, 2020 (Successor)
Interest rate swaps	Prepaid expenses and other current assets	$197	$—
Interest rate swaps	Other liabilities	$—	$3,615

The following is a summary of location and amount of gains and (losses) recorded related to the derivative instruments (in thousands):

		Gain/(Loss)
Derivatives not designated as hedging instruments	Income Statement Location	Year Ended December 31, 2021 (Successor)	Period from February 1, 2020 through December 31, 2020 (Successor)
Interest rate swaps	Interest expense	$2,284	$(4,383)

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

The domestic and foreign components of income (loss) before provision for income taxes for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), the period from January 1, 2020 through January 31, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor), respectively, were as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from February 1, 2020 through December 31, 2020	Period from January 1, 2020 through January 31, 2020	Year Ended December 31, 2019
(Loss) income before provision for income taxes from United States operations	$(7,791)	$(68,008)	$(38,181)	$29,196
Income before provision for income taxes from foreign operations	32,704	9,161	780	11,952
Net income (loss) before provision for income taxes	$24,913	$(58,847)	$(37,401)	$41,148

The domestic and foreign components of the provision for income taxes for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), the period from January 1, 2020 through January 31, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor), respectively, were as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from February 1, 2020 through December 31, 2020	Period from January 1, 2020 through January 31, 2020	Year Ended December 31, 2019
Current:
Federal	$58	$51	$(2)	$(96)
State	4,003	1,994	(79)	784
Foreign	7,618	3,818	128	4,161
Total Current	$11,679	$5,863	$47	$4,849

Deferred:
Federal	$549	$(16,144)	$(701)	$1,778
State	(4,495)	(784)	(149)	389
Foreign	1,129	(290)	(68)	(118)
Total Deferred	$(2,817)	$(17,218)	$(918)	$2,049
Total	$8,862	$(11,355)	$(871)	$6,898

In the Predecessor periods, our effective tax rate was significantly impacted by the recognition of a valuation allowance against certain deferred tax assets, primarily in the United States. In the Successor period, based upon the weight of all available evidence, the Company no longer maintains a valuation allowance against its deferred tax assets in the United States.

The following table reconciles the U.S. statutory federal tax rate of 21% to the Company’s effective income tax rate of 35.57%, 19.29%, 2.33%, and 16.71%, for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), the period from January 1, 2020 through January 31, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor), respectively:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from February 1, 2020 through December 31, 2020	Period from January 1, 2020 through January 31, 2020	Year Ended December 31, 2019
U.S. federal statutory rate	21.00%	21.00%	21.00%	21.00%
State and local income taxes – net of federal tax benefits	(5.32)	(1.50)	(0.99)	4.84
Foreign rate difference	3.25	(0.14)	0.06	1.28
Change in valuation allowance	(2.72)	0.00	(12.37)	(13.81)
GILTI inclusion	7.92	2.71	(0.34)	3.41
Transaction cost	5.21	(1.09)	(3.14)	—
Share-based compensation	5.82	(0.40)	(2.23)	0.47
Rate change impact	2.23	—	—	1.37
US research and development credit	(7.15)	0.85	0.35	(2.03)
Withholding tax	5.34	(1.90)	—	0.78
Other	(0.01)	(0.24)	(0.01)	(0.60)
Effective rate	35.57%	19.29%	2.33%	16.71%

On March 18, 2020, the Families First Coronavirus Response Act, and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act were each enacted in response to the COVID-19 pandemic. Some of the key tax-related provisions benefiting the Company include favorable modifications to the limitation on the deductibility of business interest and payroll tax deferral. As a result of the adjustment to the business interest limitations, the Company was eligible to increase its deductible interest expense for the period from February 1, 2020 through December 31, 2020 (Successor), the period from January 1, 2020 through January 31, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor).

On March 11, 2021, the American Rescue Plan Act of 2021 (the “Rescue Plan Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. As of December 31, 2021 (Successor), the Company has determined that the Rescue Plan Act had no significant impact on the Company.

As of December 31, 2021 (Successor), the Company had approximately $55.6 million of accumulated unremitted earnings generated by its foreign subsidiaries. Under the U.S. Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”), a portion of these earnings was subject to U.S. federal taxation with the one-time transition tax. With the exception of certain unremitted earnings in India and China, the Company asserted indefinite reinvestment on its unremitted earnings as well as any other additional outside basis differences of its foreign subsidiaries at December 31, 2021. Any future reversals could be subject to additional foreign withholding taxes, U.S. state taxes, and certain tax impacts relating to foreign currency exchange effects on any future repatriations of the unremitted earnings.

The primary components of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2021 and 2020 (Successor) consist of the following (in thousands):

	Successor	Successor
	December 31, 2021	December 31, 2020
Deferred tax assets:
Federal net operating loss carryforwards	$25,227	$41,498
State net operating loss carryforwards	8,172	9,200
Foreign net operating loss carryforwards	5,556	8,808
Deferred revenue	172	109
Bad debt reserves	203	277
Employee benefits	3,118	2,211
Share-based compensation	586	195
Accrued expenses and loss reserves	2,346	3,997
Other deferred tax assets	9,382	8,679
Less: Valuation allowance	(2,367)	(4,560)
Total deferred tax asset	$52,395	$70,414
Deferred tax liabilities:
Trade name	$(19,809)	$(22,124)
Goodwill	(7,340)	(3,600)
Depreciable and other amortizable assets	(107,080)	(130,523)
Other deferred liabilities	(1,406)	(130)
Total deferred tax liability	$(135,635)	$(156,377)
Net deferred tax liability	$(83,240)	$(85,963)

As of December 31, 2021 and 2020 (Successor), the Company believes that federal, state, and foreign net operating loss carryforwards will be available to reduce future taxable income after taking into account various federal and foreign limitations on the utilization of such net operating loss carryforwards. The net operating loss carryforward balances as of December 31, 2021 and 2020 (Successor), are as follows (in thousands):

	Successor	Successor
	December 31, 2021	December 31, 2020
Federal	$120,130	$197,607
State	147,539	166,196
Foreign	25,063	35,992
	$292,732	$399,795

The Company has approximately $5.0 million and $2.7 million of research and development credit carryforwards as of December 31, 2021 and 2020 (Successor), respectively, that will expire beginning in 2034. The Company believes that the research and development credit carryforwards will be utilized to reduce future tax liability before they expire.

After consideration of all of the evidence, the Company has determined that a valuation allowance of approximately $2.4 million and $4.6 million is necessary on December 31, 2021 and 2020 (Successor), respectively. The decrease in the valuation allowance is primarily due to the Dutch tax law change on corporate net operating loss carryforward periods from six years to an unlimited period of time as well as the reversal of Dutch net operating losses expiring during the year ended December 31, 2021.

The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2012, and state, local, and non-U.S. income tax examinations by tax authorities before 2005.

The aggregate changes in the balance of our gross unrecognized tax benefits, excluding accrued interest, for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), for the period from January 1, 2020 through January 31, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor), were as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from February 1, 2020 through December 31, 2020	Period from January 1, 2020 through January 31, 2020	Year Ended December 31, 2019
Balance, beginning of period	$1,341	$1,290	$1,296	$1,384
Increases for tax positions related to prior years	58	51	4	48
Decreases for tax positions related to prior years	—	—	(10)	(136)
Balance, end of period	$1,399	$1,341	$1,290	$1,296

An income tax benefit of approximately $1.4 million would be recorded if these unrecognized tax benefits are recognized. The Company believes it is reasonably possible that its liability for unrecognized tax benefits will significantly decrease in the next twelve months. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in income tax expense.

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

Accordingly, in any period, the Company does not recognize a significant amount of revenues from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenues recognized for the year ended December 31, 2021 (Successor), the period from February 1, 2020 through December 31, 2020 (Successor), the period from January 1, 2020 through January 31, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor) were immaterial.

Disaggregation of revenues

The Company bases revenues by geographic region in which the revenues and invoicing are recorded. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods.

The following summarizes revenues by geographical region (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from February 1, 2020 through December 31, 2020	Period from January 1, 2020 through January 31, 2020	Year Ended December 31, 2019
Revenues
Americas	$604,413	$430,002	$32,411	$423,164
International	114,009	45,818	4,665	62,948
Eliminations	(6,127)	(3,451)	(291)	(4,345)
Total revenues	$712,295	$472,369	$36,785	$481,767

Contract assets and liabilities

The contract asset balance was $7.4 million and $4.2 million as of December 31, 2021 and 2020 (Successor), respectively, and is included in accounts receivable, net in the accompanying consolidated balance sheets. The contract liability balance was $0.9 million and $0.4 million as of December 31, 2021 and 2020 (Successor), respectively, and is included in deferred revenue in the accompanying consolidated balance sheets. An immaterial amount of revenue was recognized in the current period related to the beginning balance of deferred revenue.

Note 10. Share-based Compensation

Prior to the Silver Lake Transaction, all share-based awards were issued to employees under the Predecessor Plan. This plan was dissolved as of the closing date of the Silver Lake Transaction. After the Silver Lake Transaction and prior to the IPO, all share-based awards were issued by Fastball Holdco, L.P., the Company’s previous parent company under the Successor Plan.

Share-based compensation expense is recognized in cost of services, product and technology expense, and selling, general, and administrative expense, in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from February 1, 2020 through December 31, 2020	Period from January 1, 2020 through January 31, 2020	Year Ended December 31, 2019
Share-based compensation expense
Cost of services	$163	$100	$156	$171
Product and technology expense	459	179	—	92
Selling, general, and administrative expense	8,908	1,597	3,820	953
Total share-based compensation expense	$9,530	$1,876	$3,976	$1,216

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

A summary of the option unit activity under the Predecessor Plan for the year ended December 31, 2019 (Predecessor) and for the period from January 1, 2020 to January 31, 2020 (Predecessor) is as follows:

		Class B		Class C
		Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
December 31, 2018	Grants Outstanding	331,666	$1.45	3,792,205	$2.00
	Forfeited	—	$—	(3,437)	$2.00
December 31, 2019	Grants outstanding	331,666	$1.45	3,788,768	$2.00
	Forfeited	—	$—	(72,500)	$2.00
January 31, 2020	Grants outstanding	331,666	$1.45	3,716,268	$2.00
January 31, 2020	Grants vested	271,666	$1.45	3,206,998	$2.00
January 31, 2020	Grants unvested	60,000	$1.45	509,270	$2.00

Successor Plan

Awards issued under the Successor Plan consist of options and profits interests and vest based on two criteria (50% each): (1) Time — awards vest over five years at a rate of 20% per year; and (2) Performance — awards vest based upon a combination of the five year time vesting, subject to the Company’s investors receiving a targeted money-on-money return. Options issued under the Successor Plan generally expire ten years after the grant date. No awards were issued under the plan during the period from January 1, 2021 through December 31, 2021 (Successor).

Prior to the IPO, the fair value for awards granted during the period from February 1, 2020 through December 31, 2020 (Successor) was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighed average assumptions:

	Period from February 1, 2020 through December 31, 2020
	Class B	Class C
Expected stock price volatility	30.90%	30.08%
Risk-free interest rate	1.28%	1.47%
Expected term (in years)	6.25	6.25
Estimated fair-value of the underlying unit	$10.06	$10.00

A summary of the profits interest unit activity under the Successor Plan for the period from February 1, 2020 through December 31, 2020 (Successor) and the year ended December 31, 2021 (Successor) is as follows:

		Class C Units
February 1, 2020	Grants Outstanding	—
	Issued	4,501,056
	Forfeited	(643,008)
December 31, 2020	Grants outstanding	3,858,048
	Exchanged for common stock in the Company	(411,720)
	Exchanged for restricted stock in the Company	(3,446,328)
December 31, 2021	Grants outstanding	—

A summary of the option unit activity under the Successor Plan for the period from February 1, 2020 through December 31, 2020 (Successor) and the year ended December 31, 2021 (Successor) is as follows:

		Options	Weighted Average Exercise Price
February 1, 2020	Grants Outstanding	—	$—
	Issued	2,867,694	$10.06
	Forfeited	(133,960)	$10.00
December 31, 2020	Grants outstanding	2,733,734	$10.06
	Exercised	(24,112)	$10.00
	Forfeited	(107,168)	$10.00
	Exchanged for options in the Company	(2,602,454)	$10.07
December 31, 2021	Grants outstanding	—	$—

In connection with the Company’s IPO, the Company’s parent was dissolved. Awards issued by the Company’s parent were converted in accordance with non-discretionary anti-dilution provisions of the Successor grants as follows:

•
All vested outstanding profits interest grants issued by the Company’s parent were converted to common stock in the Company and all unvested outstanding profits interest grants issued by the Company’s parent were converted to restricted stock in the Company under the 2021 Equity Plan. The number of common stock and restricted stock shares issued to each profits interest holder was ratably adjusted to preserve the fair value of the awards. Additionally, the vesting conditions and equity classification of the awards remained unchanged as a result of the conversion.
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

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2020	Grants outstanding	—	$—
	Grants issued in exchange for options in the Company’s Parent	3,938,491	$6.65
	Grants exercised	(58,552)	$6.61
	Grants cancelled/forfeited	(360,376)	$6.61
December 31, 2021	Grants outstanding	3,519,563	$6.66	8.2 years	$43.6 million
December 31, 2021	Grants vested	681,227	$6.66	8.2 years	$8.4 million
December 31, 2021	Grants unvested	2,838,336	$6.66

2021 Equity Plan

In connection with the IPO, the Company adopted the 2021 Equity Plan. The 2021 Equity Plan is intended to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders. The 2021 Equity Plan provides for the grant of awards of stock options, stock appreciation rights, restricted shares, and restricted stock units, and other equity-based or cash-based awards as determined by the Company’s Compensation Committee. The 2021 Equity Plan has a total of 17,525,000 shares of common stock reserved as of December 31, 2021. The number of reserved shares automatically increases on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030 in an amount equal to the lesser of (x) 2.5% of the total number of shares of common stock outstanding on the last day of the immediately preceding calendar year and (y) a number of shares as determined by the Board of Directors. As of December 31, 2021, 10,551,501 shares were available for issuance under the 2021 Equity Plan.

Stock Options

Stock options issued immediately prior to the IPO under this 2021 Equity Plan vest based on two criteria (50% each): (1) Time — awards vest over five years at a rate of 20% per year; and (2) Performance — awards vest based upon a combination of the five year time vesting, subject to the Company’s investors receiving a targeted money-on-money return. Stock options issued after the IPO generally vest over five years. Options issued under the 2021 Equity Plan generally expire ten years after the grant date.

A summary of the option activity under the 2021 Equity Plan for the period from June 21, 2021 (the effective date of the 2021 Equity Plan) to December 31, 2021 (Successor) is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
June 21, 2021	Grants outstanding	—	$—
	Grants issued	3,714,540	$15.33
December 31, 2021	Grants outstanding	3,714,540	$15.33	9.5 Years	$13.8 million
December 31, 2021	Grants vested	644,556	$15.00	9.5 Years	$2.6 million
December 31, 2021	Grants unvested	3,069,984	$15.40

The fair value for options granted under the 2021 Equity Plan during the year ended December 31, 2021 (Successor) was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighed average assumptions:

Options
Expected stock price volatility	38.67%
Risk-free interest rate	1.06%
Expected term (in years)	5.91
Estimated fair-value of the underlying unit	$15.33

Restricted Stock Units

Restricted stock units (“RSU”) issued under the 2021 Equity Plan generally vest annually over three to five years. However, certain executive RSUs vest based on two criteria (50% each): (1) Time — awards vest over five years at a rate of 20% per year; and (2) Performance — awards vest based upon a combination of the five year time vesting, subject to the Company’s investors receiving a targeted money-on-money return.

A summary of the RSU activity under the 2021 Equity Plan for the period from June 21, 2021 (the effective date of the 2021 Equity Plan) to December 31, 2021 (Successor) is as follows:

		Shares	Weighted Average Grant Date Fair Value
June 21, 2021	Nonvested RSUs	—	$—
	Granted	340,875	$17.19
	Vested	—	$—
December 31, 2021	Nonvested RSUs	340,875	$17.19

Restricted Stock

The following table summarizes the restricted stock issued by the Company. These include grants of unvested Successor profits interests grants that were converted into restricted stock as described above, as well as restricted stock issued to new recipients. The restricted stock granted as a result of the conversion of Successor profits interests retain the vesting attributes (including original service period vesting start date) of the original award. A summary of the restricted stock activity under the 2021 Equity Plan for the period from June 21, 2021 (the effective date of the 2021 Equity Plan) to December 31, 2021 (Successor) is as follows:

		Shares	Weighted Average Grant Date Fair Value
June 21, 2021	Nonvested restricted stock	—	$—
	Grants issued in exchange for unvested profits interests in the Company’s Parent	2,918,084	$3.85
	Vested	(304,725)	$3.85
December 31, 2021	Nonvested restricted stock	2,613,359	$3.85

During the IPO and the November Follow-On certain of the Company’s investors realized cash returns. As a result, a portion of the performance based vesting on various awards were considered to have vested during the year ended December 31, 2021 (Successor). This vesting resulted in the recognition of an incremental $3.9 million of share-based compensation expense for the year ended December 31, 2021 (Successor).

As of December 31, 2021 (Successor), the Company had approximately $36.6 million of unrecognized pre-tax non-cash compensation expense, comprised of approximately $8.9 million related to restricted stock, $5.7 million related to RSUs, and $22.0 million related to stock options, which the Company expects to recognize over a weighted average period of 3.7 years.

2021 Employee Stock Purchase Plan

On June 25, 2021, in connection with the IPO, the Company adopted the First Advantage Corporation 2021 Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation to purchase shares of the Company’s common stock at a 15% discount. During each offering period, there is one six-month purchase period, which will have the same duration and coincide with the length of the offering period. During the holding period, ESPP purchased shares are not eligible for broker transfer. There were no employee stock purchase offerings during the year ended December 31, 2021 (Successor) and accordingly no eligible employees were enrolled in the ESPP during the year ended December 31, 2021 (Successor).

Excess Tax Benefits

The Company recognized excess tax benefits of approximately $0.2 million associated with equity award exercises and vesting in its income tax expense for the year ended for the year ended December 31, 2021 (Successor). The Company did not recognize any excess tax benefits for the period from February 1, 2020 through December 31, 2020 (Successor), the period from January 1, 2020 through January 31, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor).

Note 11. Defined Contribution Plan

The Company sponsors a defined contribution plan that principally consists of a contributory 401(k) savings plan. The Company makes discretionary matching contributions to the 401(k) savings plan based on a percentage of employee contributions. The expense recognized related to the Company’s contributions to the 401(k) savings plan for the years ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), for the period from January 1, 2020 through January 31, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor) was approximately $1.2 million, $0.9 million, $0.1 million, and $1.0 million, respectively.

Note 12. Equity

Successor

Following the Silver Lake Transaction the Company operated with one class of stock.

During the period from February 1, 2020 through March 31, 2020 (Successor), the Company’s parent received a $50.0 million strategic investment in the Company’s equity by Workday, Inc. This investment was contributed to the Company as a capital contribution.

On June 11, 2021, the Company’s Board of Directors approved and made effective a 1,300,000-for-one stock split of the Company’s common stock and filed an Amended and Restated Certificate of Incorporation, which authorized a total of 1,000,000,000 shares of Common Stock, $0.001 par value per share and 250,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”). The par value per share of common stock remained unchanged at $0.001 per share. Authorized shares were increased from 10,000 shares to 1,000,000,000 shares. The consolidated financial statements and notes give retroactive effect to the stock split for all Successor periods presented. After giving retroactive effect to the stock split, as of December 31, 2020, 130,000,000 shares of common stock were issued and outstanding.

In connection with the IPO, Fastball Holdco, L.P., the Company’s parent, was dissolved and all outstanding Class A LP Units, Class B LP Units, and Class C LP Units of Fastball Holdco, L.P. were exchanged for the 130,000,000 outstanding shares of the Company’s common stock.

On June 25, 2021, the Company sold 22,856,250 shares of Common Stock in its IPO, including 2,981,250 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at an offering price of $15.00 per share. The Company received aggregate net proceeds of $316.5 million after deducting underwriting discounts and commissions of $22.3 million and other offering costs of $4.0 million. The Company used a portion of the proceeds to repay $200.0 million of outstanding indebtedness (see Note 6).

On November 15, 2021, the Company completed the November Follow-On where certain existing stockholders sold an aggregate of 15,000,000 shares, plus an additional 2,250,000 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company did not sell any shares of its common stock in the November Follow-on Offering and did not receive any of the proceeds from the sale of shares.

As of December 31, 2021, no preferred stock had been issued and 152,901,040 shares of common stock were issued and outstanding.

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

Note 13. Commitments and Contingencies

Leases — The Company leases its office facilities and certain equipment under various leases classified as operating leases. Rent expense under operating leases was approximately $6.1 million, $5.3 million, $0.5 million, and $5.9 million for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), the period from January 1, 2020 through January 31, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor), respectively.

The Company leases certain technology equipment assets under various leases classified as capital leases. The leased equipment is depreciated on a straight-line basis over the lease terms, which range from three to five years. Included in property and equipment, net are capital leases with a cost of $5.0 million and $5.0 million and accumulated depreciation of $4.2 million and $2.5 million as of December 31, 2021 and 2020 (Successor), respectively. The current portion of the capital lease liability is included in accrued liabilities and the long-term capital lease liability is included in other liabilities in the accompanying consolidated balance sheets.

Amortization and interest expense related to capital leases for the year ended December 31, 2021 (Successor), the period from February 1, 2020 through December 31, 2020 (Successor), the period from January 1, 2020 through January 31, 2020 (Predecessor), and for the year ended December 31, 2019 (Predecessor), are as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from February 1, 2020 through December 31, 2020	Period from January 1, 2020 through January 31, 2020	Year Ended December 31, 2019
Depreciation and amortization	$1,441	$2,282	$231	$3,173
Interest expense	$100	$206	$26	$395

Future minimum rental payments under operating leases that have initial non-cancelable lease terms in excess of one year, future minimum rental payments under capital leases and the present value of minimum lease payments under capital leases as of December 31, 2021 (Successor), are as follows (in thousands):

Years Ending December 31,
	Operating Leases	Capital Leases
2022	$7,303	$914
2023	6,110	106
2024	5,354	—
2025	2,124	—
2026	1,653	—
Thereafter	459	—
Total minimum lease payments	$23,003	$1,020
Less: Imputed interest		(32)
Present value of minimum lease payments under capital leases		$988
Less: Current portion of capital lease liability		(884)
Total long-term capital lease liability		$104

Litigation — The Company is involved in litigation from time to time in the ordinary course of business. At times, the Company, given the nature of its background screening business, could become subject to lawsuits, or potential class action lawsuits, in multiple jurisdictions, related to claims brought primarily by consumers or individuals who were the subject of its screening services.

For all pending matters, the Company believes it has meritorious defenses and intends to defend vigorously or otherwise seek indemnification from other parties as appropriate. However, the Company has recorded a liability of $7.9 million and $8.1 million at December 31, 2021 and 2020 (Successor), respectively, for matters that it believes a loss is both probable and estimable. This is included in accrued liabilities in the accompanying consolidated balance sheets.

In June 2014 and September 2015, two separate class action cases were filed against the Company in the State of California. The two cases were coordinated together under a single judge and a single settlement agreement for both cases as coordinated together was approved by the court in December 2021. As a result, the Company has recorded a total liability of $5.5 million and $6.3 million for this settlement agreement at December 31, 2021 and 2020 (Successor), respectively. This liability represents the settlement amount and related class action administrative fees, less certain payments made in December 2021. The remaining settlement amount was paid in February 2022. Additionally, the Company maintains liability insurance programs to manage its litigation risks and the Company’s insurers have agreed to a single deductible to be applied to the two cases. As a result, the Company has recorded a total insurance receivable of $2.1 million and $2.2 million for this settlement agreement at December 31, 2021 and 2020 (Successor), respectively, which represents the portion of the legal settlement and legal fees incurred that was recovered from the Company’s insurers in March 2022. This is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Note 14. Related Party Transactions

Successor

The Company had no material related party transactions.

Predecessor

In the ordinary course of business in the Predecessor period, the Company entered into transactions with related parties, primarily with STG and one of STG’s other investments, Symphony Talent, LLC.

Total expenses recorded and paid to STG, primarily related to healthcare premiums, were $6.0 million and $0.0 million for the year ended December 31, 2019 (Predecessor) and for the period from January 1, 2020 through January 31, 2020 (Predecessor), respectively. In January 2020, the Company and STG entered into a Termination Agreement, in which all obligations and liabilities under the benefits arrangement were cancelled.

In January 2020, the Company and Symphony Talent, LLC entered into a Debt Forgiveness Agreement in which the Company forgave a loan receivable, including accrued interest and other transaction related receivables, the Company had previously fully impaired in 2018. Subsequent to the impairment and prior to the execution of the Debt Forgiveness Agreement, $0.4 million in interest was collected related to this note receivable and was recorded in interest income in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2019 (Predecessor).

Note 15. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share was calculated as follows:

	Successor		Predecessor
(in thousands, except share and per share amounts)	Year Ended December 31, 2021	Period from February 1, 2020 through December 31, 2020	Period from January 1, 2020 through January 31, 2020	Year Ended December 31, 2019
Basic net income (loss) per share	$0.11	$(0.37)	n/a	n/a
Diluted net income (loss) per share	$0.11	$(0.37)	n/a	n/a
Numerator:
Net income (loss)	16,051	(47,492)	n/a	n/a
Denominator:
Weighted average number of shares outstanding - basic	140,480,590	130,000,000	n/a	n/a
Add options and restricted stock units to purchase units	1,206,794	—	n/a	n/a
Weighted average number of shares outstanding - diluted	141,687,384	130,000,000	n/a	n/a
Basic net (loss) income per unit	n/a	n/a	$(0.24)	$0.23
Diluted net (loss) income per unit	n/a	n/a	$(0.24)	$0.21
Numerator:
Net (loss) income	n/a	n/a	$(36,530)	$34,250
Denominator:
Weighted average units outstanding - basic	n/a	n/a	149,686,460	149,686,460
Add options and restricted stock units to purchase units	n/a	n/a	—	14,193,306
Weighted average units outstanding - diluted	n/a	n/a	149,686,460	163,879,766

For the year ended December 31, 2021 (Successor) 14,488 options were excluded from the calculation of diluted net income (loss) per share because their effect was anti-dilutive.

Note 16. Entity-Wide Disclosures

The authoritative guidance for disclosures about segments of an enterprise establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer is our CODM. Our CODM manages our business and reviews operating results at the consolidated entity level for purposes of making resource allocation decisions and for evaluating financial performance. Accordingly, we consider ourselves to be in a single operating and reporting segment structure.

The following table sets forth net long-lived assets by geographic area (in thousands):

	Successor	Successor
	December 31, 2021	December 31, 2020
Long-lived assets, net
United States, country of domicile	$1,213,093	$1,266,000
International	199,459	217,826
Total long-lived assets, net	$1,412,552	$1,483,826

Note 17. Subsequent Events

On January 10, 2022, the Company completed its asset purchase of Form I-9 Compliance, a U.S.-based technology solution and consulting service provider for I-9 and E-Verify compliance, for cash consideration of approximately $19.0 million. The acquisition is effective as of January 1, 2022 and strategically expands the Company’s product suite offerings through the addition of new solutions. The Company will be deemed to be the acquirer under ASC 805. The accounting for the acquisition is incomplete as of the date of this filing.

In the first quarter of 2022 the Company made changes to the organization and its compensation structure that impacted the way that our CODM allocates resources and assesses performance. As a result, the Company will have two reportable segments in its future reporting periods, Americas and International:

•
The Americas segment performs background checks across all phases from pre-onboarding to continuous monitoring after the employee, contractor, contingent and extended worker, driver, tenant, and volunteer has been onboarded. The Company delivers these solutions across multiple vertical industries in the United States, Canada, and Latin America markets.
•
The International segment provides similar services in regions outside of the Americas. Solutions are delivered across multiple vertical industries in the Europe, India, and Asia Pacific markets.

Note 18. Condensed Financial Information of Registrant

FIRST ADVANTAGE CORPORATION

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2021	2020
ASSETS
Investments in subsidiaries	$1,120,832	$792,394
LIABILITIES AND EQUITY
Liabilities	$—	$—
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 152,901,040 and 130,000,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	153	130
Additional paid-in-capital	1,153,757	837,272
Accumulated deficit	(31,441)	(47,492)
Accumulated other comprehensive income	(1,637)	2,484
Total equity	1,120,832	792,394
TOTAL LIABILITIES AND EQUITY	$1,120,832	$792,394

The accompanying note is an integral part of these condensed financial statements.

FIRST ADVANTAGE CORPORATION (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

(in thousands, except share and per share data)

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from November 15 through December 31, 2019
Equity in net income (loss) of subsidiaries	$16,051	$(47,492)	$—
NET INCOME (LOSS)	16,051	(47,492)	—
Foreign currency translation adjustments	(4,121)	2,484	—
COMPREHENSIVE INCOME (LOSS)	$11,930	$(45,008)	$—

NET INCOME (LOSS)	$16,051	$(47,492)	$—
Basic net income (loss) per share	$0.11	$(0.37)	$—
Diluted net income (loss) per share	$0.11	$(0.37)	$—
Weighted average number of shares outstanding - basic	140,480,590	130,000,000	130,000,000
Weighted average number of shares outstanding - diluted	141,687,384	130,000,000	130,000,000

A statement of cash flows has not been presented as First Advantage Corporation (parent company) did not have any cash as of, or at any point in time during, the year ended December 31, 2021 and 2020 or for the period from November 15, 2019 through December 31, 2019.

The accompanying note is an integral part of these condensed financial statements.

Note to Condensed Financial Statements of Registrant (Parent Company Only)

Basis of Presentation

Fastball Intermediate, Inc. was formed on November 15, 2019. In March 2021, Fastball Intermediate, Inc. changed its name to First Advantage Corporation. Prior to the Silver Lake Transaction, the Company had no operations of its own and held no equity interest in any operating subsidiaries.

These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of First Advantage Corporation (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed the specified threshold amount of the consolidated net assets of the Company. Because we have a consolidated accumulated deficit, the 25% threshold described in Rule 4-08 does not apply and any restrictions of net assets at our subsidiaries trigger the requirement to present parent company-only financial information. The ability of First Advantage Corporation’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ outstanding term loan and revolving credit facility borrowings under the Successor Credit Facilities, as described in Note 6 to the audited consolidated financial statements.

These condensed parent company-only financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. These condensed parent company-only financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report.