Form 10-Q
period 2022-03-31
FIRST ADVANTAGE CORP
filed 2022-05-11
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the registrant had 152,982,128 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

First Advantage Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$307,671	$292,642
Restricted cash	248	148
Short-term investments	927	941
Accounts receivable (net of allowance for doubtful accounts of $1,087 and $1,258 at March 31, 2022 and December 31, 2021, respectively)	148,163	155,772
Prepaid expenses and other current assets	19,089	14,365
Income tax receivable	1,572	2,292
Total current assets	477,670	466,160
Property and equipment, net	146,392	154,309
Goodwill	802,675	793,892
Trade name, net	77,641	79,585
Customer lists, net	375,428	384,766
Deferred tax asset, net	1,604	1,413
Other assets	21,921	6,456
TOTAL ASSETS	$1,903,331	$1,886,581
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$51,450	$53,977
Accrued compensation	20,709	30,054
Accrued liabilities	17,985	21,829
Current portion of operating lease liability	6,253	—
Income tax payable	3,300	2,573
Deferred revenues	725	873
Total current liabilities	100,422	109,306
Long-term debt (net of deferred financing costs of $9,434 and $9,879 at March 31, 2022 and December 31, 2021, respectively)	555,290	554,845
Deferred tax liability, net	86,490	84,653
Operating lease liability, less current portion	11,583	—
Other liabilities	3,406	5,539
Total liabilities	757,191	754,343
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 152,982,128 and 152,901,040 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	153	153
Additional paid-in-capital	1,167,569	1,165,163
Accumulated deficit	(18,428)	(31,441)
Accumulated other comprehensive (loss)	(3,154)	(1,637)
Total equity	1,146,140	1,132,238
TOTAL LIABILITIES AND EQUITY	$1,903,331	$1,886,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except share and per share amounts)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
REVENUES	$189,881	$132,070

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization below)	96,431	65,945
Product and technology expense	13,773	10,553
Selling, general, and administrative expense	28,545	23,978
Depreciation and amortization	34,034	34,763
Total operating expenses	172,783	135,239
INCOME (LOSS) FROM OPERATIONS	17,098	(3,169)

OTHER (INCOME) EXPENSE :
Interest (income) expense, net	(850)	6,717
Loss on extinguishment of debt	—	13,938
Total other (income) expense	(850)	20,655
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	17,948	(23,824)
Provision (benefit) for income taxes	4,935	(4,435)
NET INCOME (LOSS)	$13,013	$(19,389)

Foreign currency translation (loss) income	(1,517)	2,760
COMPREHENSIVE INCOME (LOSS)	$11,496	$(16,629)

NET INCOME (LOSS)	$13,013	$(19,389)
Basic net income (loss) per share	$0.09	$(0.15)
Diluted net income (loss) per share	$0.09	$(0.15)
Weighted average number of shares outstanding - basic	150,538,700	130,000,000
Weighted average number of shares outstanding - diluted	152,348,806	130,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,013	$(19,389)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,034	34,763
Loss on extinguishment of debt	—	13,938
Amortization of deferred financing costs	445	704
Bad debt (recovery)	(184)	(173)
Deferred taxes	1,698	(6,304)
Share-based compensation	1,859	562
(Gain) on foreign currency exchange rates	(411)	(96)
Loss on disposal of fixed assets	163	1
Change in fair value of interest rate swaps	(5,260)	(1,032)
Changes in operating assets and liabilities:
Accounts receivable	8,862	6,963
Prepaid expenses and other assets	1,151	(6,161)
Accounts payable	(1,329)	(8,087)
Accrued compensation and accrued liabilities	(13,215)	5,579
Deferred revenues	(254)	31
Operating lease liabilities	(405)	—
Other liabilities	(26)	363
Income taxes receivable and payable, net	1,442	2,051
Net cash provided by operating activities	41,583	23,713
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments	—	440
Acquisitions of businesses, net of cash acquired	(18,920)	(7,588)
Purchases of property and equipment	(2,909)	(1,443)
Capitalized software development costs	(4,643)	(3,536)
Net cash used in investing activities	(26,472)	(12,127)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from Successor First Lien Credit Facility	—	261,413
Repayments of Successor First Lien Credit Facility	—	(163,875)
Repayment of Successor Second Lien Credit Facility	—	(146,584)
Payments of debt issuance costs	—	(1,257)
Payments on capital and finance lease obligations	(238)	(459)
Payments on deferred purchase agreements	(349)	—
Proceeds from stock option exercises	547	—
Net cash used in financing activities	(40)	(50,762)
Effect of exchange rate on cash, cash equivalents, and restricted cash	58	(310)
Increase (decrease) in cash, cash equivalents, and restricted cash	15,129	(39,486)
Cash, cash equivalents, and restricted cash at beginning of period	292,790	152,970
Cash, cash equivalents, and restricted cash at end of period	$307,919	$113,484

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$1,713	$298
Cash paid for interest	$4,774	$7,153
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash property and equipment additions	$206	$295

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2022
(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
BALANCE – December 31, 2021	$153	$1,165,163	$(31,441)	$(1,637)	$1,132,238
Share-based compensation	—	1,859	—	—	1,859
Exercise of stock options	0	547	—	—	547
Foreign currency translation	—	—	—	(1,517)	(1,517)
Net income	—	—	13,013	—	13,013
BALANCE – March 31, 2022	$153	$1,167,569	$(18,428)	$(3,154)	$1,146,140

	Three Months Ended March 31, 2021
(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
BALANCE – December 31, 2020	$130	$839,148	$(47,492)	$2,484	$794,270
Share-based compensation	—	562	—	—	562
Foreign currency translation	—	—	—	2,760	2,760
Net (loss)	—	—	(19,389)	—	(19,389)
BALANCE – March 31, 2021	$130	$839,710	$(66,881)	$5,244	$778,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization, Nature of Business, and Basis of Presentation

Fastball Intermediate, Inc., a Delaware corporation, was formed on November 15, 2019 and subsequently changed its name to First Advantage Corporation in March 2021. Hereafter, First Advantage Corporation and its subsidiaries will collectively be referred to as the “Company.”

The Company derives its revenues from a variety of background check and compliance services performed across all phases of the workforce lifecycle from pre-onboarding to post-onboarding and ongoing monitoring, after employees, contractors, contingent and extended workers, drivers, tenants, and volunteers have been onboarded. We generally classify our service offerings into three categories: pre-onboarding, post-onboarding, and adjacent products. Pre-onboarding services are comprised of an extensive array of products and solutions that customers typically utilize to enhance their evaluation process and support compliance from the time a job or other application is submitted to a successful applicant’s onboarding date. This includes searches such as criminal background checks, drug / health screenings, extended workforce screening, biometrics and identity checks, education / workforce verification, driver records and compliance, healthcare credentials, and executive screening. Post-onboarding services are comprised of continuous monitoring and re-screening solutions which are important tools to help keep their end customers, workforces, and other stakeholders safer, productive, and compliant. Our post-monitoring solutions include criminal records, healthcare sanctions, motor vehicle records, social media, and global sanctions screening continuously or at regular intervals selected by our customers. Adjacent products include products that complement our pre-onboarding and post-onboarding products and solutions. This includes fleet / vehicle compliance, hiring tax credits and incentives, resident / tenant screening, employment eligibility, and investigative research.

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

The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The interim results reported in these condensed consolidated financial statements should not be taken as indicative of results that may be expected for future interim periods or the full year. For a more comprehensive understanding of the Company and its condensed consolidated financial statements, these interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Company has historically experienced seasonality with respect to certain customer industries as a result of fluctuations in hiring volumes and other economic activities. Generally, the Company’s highest revenues have historically occurred between September and November of each year, driven by many customers’ pre-holiday season hiring initiatives.

Segments — Operating segments are businesses for which separate financial information is available and evaluated regularly by our chief operating decision maker (“CODM”) deciding how to allocate resources and assess performance.

During the first quarter of 2022, the Company made organizational changes and modified information provided to its CODM to better align with how its CODM assesses performance and allocates resources. As a result, the Company now has two reportable segments, Americas and International:

•
Americas provides technology solutions for screening, verifications, safety, and compliance related to human capital in the United States, Canada, and Latin America markets; and
•
International provides technology solutions for screening, verifications, safety, and compliance related to human capital outside of the Americas.

Accordingly, prior period results have been recast to conform to the current presentation of segments. These changes do not impact the Company’s consolidated results.

The Company’s segment disclosure is intended to provide the users of its consolidated financial statements with a view of the business that is consistent with management of the Company. Details of segment results are discussed in Note 16, “Reportable Segments.”

Use of Estimates — The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Changes in these estimates and assumptions may have a material impact on the condensed consolidated financial statements and accompanying notes.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of March 31, 2022 (in thousands):

	Level 1	Level 2	Level 3
Assets
Interest rate swaps	$—	$5,842	$—

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

Goodwill, Trade Name, and Customer Lists — The Company tests goodwill for impairment annually as of December 31 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. Goodwill is tested for impairment at the reporting unit level using a fair value approach. At December 31, 2021, the Company had two reporting units comprised of the Americas and International. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No impairment charges have been required.

The Company’s trade name is amortized on an accelerated basis over its expected useful life of twenty years. The Company recorded $1.9 million and $2.0 million of amortization expense related to the trade name for the three months ended March 31, 2022 and 2021, respectively.

Customer lists are amortized on an accelerated basis based upon their estimated useful life of thirteen to fourteen years. The Company recorded $15.3 million and $16.3 million of amortization expense related to customer lists for the three months ended March 31, 2022 and 2021, respectively.

The Company regularly evaluates the amortization period assigned to each intangible asset to determine whether there have been any events or circumstances that warrant revised estimates of useful lives. In December 2021, and since that time, the Company determined that there have been no triggering events that would require impairment of trade names or customer lists.

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
Recognize revenue when (or as) the entity satisfies a performance obligation

A substantial majority of the Company’s revenues are derived from pre-onboarding and related services to our customers on a transactional basis, in which an individual background screening package or selection of services is ordered by a customer related to a single individual. Substantially all of the Company’s customers are employers, staffing or related businesses. The Company satisfies its performance obligations and recognizes revenues for services rendered as the orders are completed and the completed reports are transmitted, or otherwise made available. The Company’s remaining services, substantially consisting of tax consulting, fleet management and driver qualification services, are delivered over time as the customer simultaneously receives and consumes the benefits of the services delivered. To measure the Company’s performance over time, the output method is utilized to measure the value to the customer based on the transfer to date of the services promised, with no rights of return once consumed. In these cases, revenues on transactional contracts with a defined price but an undefined quantity are recognized utilizing the right to invoice expedient resulting in revenues being recognized when the service is provided and becomes billable. Additionally, under this practical expedient, the Company is not required to estimate the transaction price.

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

Contract balances are generated when the revenues recognized in a given period varies from billing. A contract asset is created when the Company performs a service for a customer and recognizes more revenues than what has been billed. Contract assets are included in accounts receivable in the accompanying condensed consolidated balance sheets. A contract liability is created when the Company transfers a good or service to a customer and recognizes less than what has been billed. The Company recognizes these contract liabilities as deferred revenues when the Company has an obligation to perform services for a customer in the future and has already received consideration from the customer. Contract liabilities are included in deferred revenues in the accompanying condensed consolidated balance sheets.

Foreign Currency — The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using average exchange rates prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated net of tax in a separate component of equity. Currency translation (loss) income included in accumulated other comprehensive income (loss) were approximately $(1.5) million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively.

Gains or losses resulting from foreign currency transactions are included in the accompanying condensed consolidated statements of operations and comprehensive income (loss), except for those relating to intercompany transactions of a long-term investment nature, which are captured in a separate component of equity as accumulated other comprehensive income (loss). Currency transaction income included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was approximately $1.0 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Recent Accounting Pronouncements — The Company qualifies as an emerging growth company under the Jumpstart Our Business Startups (“JOBS”) Act. The JOBS Act permits the Company an extended transition period for complying with new or revised accounting standards affecting public companies. The Company has elected to use this extended transition period and adopt certain new accounting standards on the private company timeline, which means that the Company’s financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards on a non-delayed basis. There were no accounting pronouncements issued during the three months ended March 31, 2022 that are expected to have a material impact on the condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements — In February 2016, the FASB issued a new standard ASU 2016-02, Leases, and subsequently issued additional ASUs amending this ASU (collectively ASC 842, Leases). ASC 842 was issued to increase transparency and comparability among organizations by requiring the recognition of right of use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted the provisions of ASC 842 on January 1, 2022 using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption in line with the new transition method allowed under ASU 2018-11. ASC 842 provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients” which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight and elected the practical expedient pertaining to land easements. The new standard also provides practical expedients for an entity’s ongoing accounting for leases. The Company elected the short-term lease exemption for all leases that qualify, meaning the Company will not recognize ROU assets or lease liabilities for leases with terms shorter than twelve months. The Company also elected the practical expedient to not separate lease and non-lease components for a majority of its asset classes, including real estate and most equipment.

The adoption of ASC 842 had a material impact on the Company’s condensed consolidated balance sheets but did not have a material impact on our condensed consolidated statements of operations or cash flow. The most significant impact was the recognition of ROU assets of $12.7 million and lease liabilities for operating leases of $15.0 million based on the present value of the future minimum rental payments for existing operating leases. The difference in the balances is due to deferred rent, tenant incentive allowances and prepaid amounts taken into account for adoption. Our accounting for finance leases, described in Note 13, remained unchanged.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes specific exceptions to the general principles in Topic 740. Among other things it eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intra-period tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. This amendment also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. Adoption of this standard on January 1, 2022 did not have a material impact on the condensed consolidated financial statements.

Note 3. Acquisitions

2021 Acquisitions

On March 31, 2021, the Company completed its acquisition of selected assets and specified liabilities comprising the United Kingdom background screening business unit of a United Kingdom based company for cash consideration of $7.6 million. The Company recognized $3.1 million of goodwill and $3.0 million of intangible assets subject to amortization. Goodwill recognized is primarily attributable to assembled workforce and the expected growth of the Company and is not deductible for tax purposes. Results of operation have been included in the condensed consolidated financial statements of the Company’s International segment since the closing date.

On November 30, 2021, the Company completed its acquisition of a background screening and verification provider based in Mexico. Goodwill recognized as result of this acquisition was not deductible for tax purposes. Results of operation have been included in the condensed consolidated financial statements of the Company’s Americas segment since the closing date.

On November 30, 2021, the Company, through one of its wholly-owned subsidiaries in the United States, entered into an agreement to acquire 100% of the outstanding equity of Corporate Screening Services, LLC (“Corporate Screening”), a U.S.-based screening and compliance solutions provider which strengthened the Company’s healthcare and higher education solutions by adding technology and expertise tailored to those customers, for cash consideration of $39.4 million. The acquisition was considered an acquisition of assets for tax purposes and, accordingly, a significant portion of the $22.2 million of goodwill recognized was deductible for tax purposes. Identifiable intangible assets related to this acquisition totaled $15.5 million, of which $11.8 million was attributable to a customer related intangible asset, with an estimated useful life of fourteen years and $3.6 million was attributable to developed technology with a useful life of five years. In addition, the Company acquired current assets of $2.9 million and assumed liabilities of $1.6 million. Results of operation have been included in the condensed consolidated financial statements of the Company’s Americas segment since the closing date.

2022 Acquisitions

The Company completed its asset purchase of Form I-9 Compliance, a U.S.-based technology solution and consulting service provider for I-9 and E-Verify compliance, for cash consideration of approximately $19.8 million. The transfer of ownership became effective as of January 1, 2022 and strategically expands the Company’s product suite offerings through the addition of new I-9 and employment eligibility solutions. The acquired assets were determined to constitute a business and the Company was deemed to be the acquirer under ASC 805. The Company recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of January 1, 2022.

As of the date these condensed consolidated financial statements were issued, the purchase accounting related to the acquisition of Form I-9 Compliance was incomplete as the valuations of deferred taxes and purchase price were still in the process of being finalized, and certain customary transaction adjustments were not yet finalized. The Company has reflected the provisional amounts for goodwill and deferred taxes in these condensed consolidated financial statements. As such, the above balances may be adjusted in a future period as the valuation is finalized and these adjustments may be material to the consolidated financial statements.

The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed (in thousands):

Consideration
Cash, net of cash acquired	$19,087
Total fair value of consideration transferred	$19,087
Current assets	$1,151
Property and equipment, including software developed for internal use	3,045
Customer lists	6,100
Current liabilities	(325)
Total identifiable net assets	$9,971
Goodwill	$9,116

Goodwill recognized in the acquisition of Form I-9 Compliance is deductible for tax purposes. The results of Form I-9 Compliance have been included in our Americas segment from the effective date of the acquisition.

Note 4. Property and Equipment, net

Property and equipment, net as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Furniture and equipment	$22,385	$20,462
Capitalized software for internal use, acquired by business combination	231,105	225,005
Capitalized software for internal use, developed internally or otherwise purchased	38,049	37,326
Leasehold improvements	2,922	3,001
Total property and equipment	294,461	285,794
Less: accumulated depreciation and amortization	(148,069)	(131,485)
Property and equipment, net	$146,392	$154,309

Depreciation and amortization expense of property and equipment was approximately $16.8 million and $16.5 million for the three months ended March 31, 2022 and 2021, respectively.

Note 5. Goodwill, Trade Name, and Customer Lists

The changes in the carrying amount of goodwill for the three months ended March 31, 2022 by reportable segment were as follows (in thousands):

	Americas	International	Total
Balance – December 31, 2021	$668,048	$125,844	$793,892
Acquisitions	9,116	—	9,116
Adjustments to initial purchase price allocations	(167)	—	(167)
Foreign currency translation	17	(183)	(166)
Balance – March 31, 2022	$677,014	$125,661	$802,675

The following summarizes the gross carrying value and accumulated amortization for the Company’s trade name and customer lists as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade name	$94,976	$(17,335)	$77,641	20 years
Customer lists	521,411	(145,983)	375,428	13-14 years
Total	$616,387	$(163,318)	$453,069

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade name	$95,026	$(15,441)	$79,585	20 years
Customer lists	515,524	(130,758)	384,766	14 years
Total	$610,550	$(146,199)	$464,351

Amortization expense of trade name and customer lists was approximately $17.2 million and $18.3 million for the three months ended March 31, 2022 and 2021, respectively.

Note 6. Long-term Debt

The fair value of the Company’s long-term debt obligations approximated their book value as of March 31, 2022 and December 31, 2021 and consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Successor First Lien Credit Facility	$564,724	$564,724
Less: Deferred financing costs	(9,434)	(9,879)
Long-term debt, net	$555,290	$554,845

In February 2020, a new financing structure was established consisting of a new First Lien Credit Agreement (“Successor First Lien Agreement”) and a new Second Lien Credit Agreement (“Successor Second Lien Agreement”) (collectively, the “Successor Credit Agreements”). The Successor First Lien Agreement provided financing in the form of a $670.0 million term loan due January 31, 2027, carrying an interest rate of 3.25% to 3.50%, based on the first lien leverage ratio, plus LIBOR (“Successor First Lien Credit Facility”) and a new $75.0 million revolving credit facility due January 31, 2025 (“Successor Revolver”). The Successor First Lien Credit Facility required mandatory quarterly repayments of 0.25% of the original loan balance commencing September 30, 2020. Beginning with the year ending December 31, 2021, the Successor First Lien Credit Facility required mandatory payments based on calculated excess cash flow, as defined within the Successor First Lien Credit Agreement. The Successor Second Lien Agreement provided financing in the form of a $145.0 million term loan due January 31, 2028, carrying an interest rate of 8.50% plus LIBOR (“Successor Second Lien Credit Facility”). The Successor Credit Agreements are collateralized by substantially all assets and capital stock owned by direct and indirect domestic subsidiaries and are governed by certain restrictive covenants including limitations on indebtedness, liens, and other corporate actions such as investments and acquisitions. In the event the Company’s outstanding indebtedness under the Successor Revolver exceeds 35% of the aggregate principal amount of the revolving commitments then in effect, it is required to maintain a consolidated first lien leverage ratio no greater than 7.75 to 1:00.

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

In connection with the closing of the Company’s initial public offering (“IPO”), on June 30, 2021, the Company repaid $200.0 million of its Successor First Lien Credit Facility outstanding, of which $44.3 million was applied to the remaining quarterly principal payments due under the Successor First Lien Agreement. As a result of the IPO, the Company’s interest rate under the Successor First Lien Credit Facility was reduced by 0.25% to a range of 2.75% to 3.00%, based on the first lien ratio, plus LIBOR. The remaining $564.7 million term loan is scheduled to mature on January 31, 2027. As a result of the prepayment, the Company recorded additional interest expense of $3.7 million associated with the accelerated amortization of the related deferred financing costs.

Additionally, in connection with the closing of the IPO, the Company entered into an amendment that increased the borrowing capacity under the Successor Revolver from $75.0 million to $100.0 million and extended the maturity date from January 31, 2025 to July 31, 2026. As of March 31, 2022, the Company had no outstanding amounts under the Successor Revolver, and therefore was not subject to the consolidated first lien leverage ratio covenant and was compliant with all other covenants under the agreement.

Note 7. Derivatives

In February 2020, the Company entered into an interest rate collar agreement with a counterparty bank in order to reduce its exposure to interest rate volatility. In this agreement, the Company and the counterparty bank agreed to a one-month USD LIBOR floor of 0.48% and a cap of 1.50% on a portion of the Company’s Successor First Lien Facility. The notional amount of this agreement is $405.0 million through February 2022 at which time the notional amount reduces to $300.0 million through February 2024.

The following is a summary of location and fair value of the financial position and location and amount of gains and (losses) recorded related to the derivative instruments recorded (in thousands):

		Fair Value			Gain/(Loss)
Derivatives not designated as hedging instruments	Balance Sheet Location	As of March 31, 2022	As of December 31, 2021	Income Statement Location	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Interest rate swaps	Prepaid expenses and other current assets	$5,842	$197	Interest (income) expense, net	$5,260	$1,032

Note 8. Income Taxes

The Company’s income tax expense and balance sheet accounts reflect the results of the Company and its subsidiaries.

For the three months ended March 31, 2022, the Company estimated the annual effective tax rate based on projected income for the full year and recorded a quarterly tax provision in accordance with the annual effective tax rate and adjusted for discrete tax items in the period.

The effective income tax rate for the three months ended March 31, 2022 was 27.5%. The Company’s effective income tax rate for the three months ended March 31, 2022 was higher than the U.S. federal statutory rate of 21%, primarily due to Global Intangible Low-Taxed Income (“GILTI”) inclusion, nondeductible share-based compensation, and state income taxes.

The Company’s effective income tax rate for the three months ended March 31, 2021 was 18.6%. The Company’s effective income tax rate for the three months ended March 31, 2021 was lower than the U.S. federal statutory rate of 21% primarily due to the book loss recognized for the period, offset by income taxes from various foreign jurisdictions and U.S. states which reduced the overall tax benefit.

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

Accordingly, in any period, the Company does not recognize a significant amount of revenues from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenues recognized during the three months ended March 31, 2022 and 2021 were immaterial.

Contract assets and liabilities

The contract asset balance was $9.4 million and $7.4 million as of March 31, 2022 and December 31, 2021, respectively, and is included in accounts receivable, net in the accompanying condensed consolidated balance sheets. The contract liability balance was $0.7 million and $0.9 million as of March 31, 2022 and December 31, 2021, respectively, and is included in deferred revenues in the accompanying condensed consolidated balance sheets. An immaterial amount of revenues was recognized in the current period related to the beginning balance of deferred revenues.

Concentrations

The Company did not have any customers which represented 10% or more of consolidated revenues for the three months ended March 31, 2022 or March 31, 2021. Additionally, the Company did not have any customers which represented 10% or more of consolidated accounts receivable, net for any period presented.

For additional disclosures about the disaggregation of our revenues see Note 16, “Reportable Segments.”

Note 10. Share-based Compensation

After the Silver Lake Transaction and prior to the IPO, all share-based awards were issued by Fastball Holdco, L.P., the Company’s previous parent company under individual grant agreements and the partnership agreement of such parent company (collectively the “Successor Plan”).

Share-based compensation expense is recognized in cost of services, product and technology expense, and selling, general, and administrative expense, in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Share-based compensation expense
Cost of services	$274	$33
Product and technology expense	204	54
Selling, general, and administrative expense	1,381	475
Total share-based compensation expense	$1,859	$562

Successor Plan

Awards issued under the Successor Plan consist of options and profits interests and vest based on two criteria (50% each): (1) Time — awards vest over five years at a rate of 20% per year; and (2) Performance — awards vest based upon a combination of the five year time vesting, subject to the Company’s investors receiving a targeted money-on-money return. Options issued under the Successor Plan generally expire ten years after the grant date. No awards were issued under the plan during the period from January 1, 2021 through March 31, 2021.

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

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2021	Grants outstanding	3,519,563	$6.66
	Grants exercised	(76,968)	$6.75
	Grants cancelled/forfeited	—	$—
March 31, 2022	Grants outstanding	3,442,595	$6.66	7.9 Years	$46.6 million
March 31, 2022	Grants vested	933,896	$6.64	7.9 Years	$12.7 million
March 31, 2022	Grants unvested	2,508,699	$6.67

2021 Equity Plan

In connection with the IPO, the Company adopted the 2021 Equity Plan. The 2021 Equity Plan is intended to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders. The 2021 Equity Plan provides for the grant of awards of stock options, stock appreciation rights, restricted shares, and restricted stock units, and other equity-based or cash-based awards as determined by the Company’s Compensation Committee. The 2021 Equity Plan initially had a total of 17,525,000 shares of common stock reserved. The number of reserved shares automatically increases on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030, in an amount equal to the lesser of (x) 2.5% of the total number of shares of common stock outstanding on the last day of the immediately preceding calendar year and (y) a number of shares as determined by the Board of Directors. As of March 31, 2022, 14,315,549 shares were available for issuance under the 2021 Equity Plan.

Stock Options

Stock options issued immediately prior to the IPO vest based on two criteria (50% each): (1) Time — awards vest over five years at a rate of 20% per year; and (2) Performance — awards vest based upon a combination of the five year time vesting, subject to the Company’s investors receiving a targeted money-on-money return. Stock options issued after the IPO vest annually, generally over four to five years. Stock options generally expire ten years after the grant date.

A summary of the option activity for the three months ended March 31, 2022 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2021	Grants outstanding	3,714,540	$15.33
	Grants issued	42,950	$16.85
March 31, 2022	Grants outstanding	3,757,490	$15.35	9.3 Years	$18.2 million
March 31, 2022	Grants vested	966,835	$15.00	9.2 Years	$5.0 million
March 31, 2022	Grants unvested	2,790,655	$15.47

The fair value for stock options granted for the three months ended March 31, 2022 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighed average assumptions:

Options
Expected stock price volatility	34.36%
Risk-free interest rate	2.13%
Expected term (in years)	6.0
Estimated fair-value of the underlying unit	$16.85

Restricted Stock Units

Restricted stock units (“RSU”) vest annually, generally over three to five years.

A summary of the RSU activity for the three months ended March 31, 2022 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2021	Nonvested RSUs	340,875	$17.19
	Granted	15,528	$16.85
	Vested	—	$—
March 31, 2022	Nonvested RSUs	356,403	$17.17

Restricted Stock

The following table summarizes the restricted stock issued by the Company. These include grants of unvested Successor profits interests grants that were converted into restricted stock as described above, as well as restricted stock issued to new recipients. The restricted stock granted as a result of the conversion of Successor profits interests retain the vesting attributes (including original service period vesting start date) of the original award. A summary of the restricted stock activity for the three months ended March 31, 2022 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2021	Nonvested restricted stock	2,613,359	$3.85
	Granted	—	$—
	Vested	(332,059)	$3.85
March 31, 2022	Nonvested restricted stock	2,281,300	$3.85

As of March 31, 2022, the Company had approximately $35.3 million of unrecognized pre-tax noncash compensation expense, comprised of approximately $8.6 million related to restricted stock, $5.5 million related to restricted stock units, and approximately $21.2 million related to stock options, which the Company expects to recognize over a weighted average period of 3.5 years.

2021 Employee Stock Purchase Plan

On June 25, 2021, in connection with the IPO, the Company adopted the First Advantage Corporation 2021 Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation to acquire Company stock during designated offering periods. During each offering period, there will be one six-month purchase period, which will have the same duration and coincide with the length of the offering period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. No purchases have been made under the ESPP as of March 31, 2022.

Note 11. Equity

The Company operates with one class of stock.

On June 11, 2021, the Company’s Board of Directors approved and made effective a 1,300,000-for-one stock split of the Company’s common stock and filed an Amended and Restated Certificate of Incorporation, which authorized a total of 1,000,000,000 shares of Common Stock, $0.001 par value per share and 250,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”). The par value per share of common stock remained unchanged at $0.001 per share. Authorized shares were increased from 10,000 shares to 1,000,000,000 shares. The condensed consolidated financial statements and accompanying notes give retroactive effect to the stock split for all periods presented. After giving retroactive effect to the stock split, as of December 31, 2020, 130,000,000 shares of common stock were issued and outstanding.

In connection with the IPO, Fastball Holdco, L.P., the Company’s parent, was dissolved and all outstanding Class A LP Units, Class B LP Units, and Class C LP Units of Fastball Holdco, L.P. were exchanged for 130,000,000 shares of the Company’s common stock.

As of March 31, 2022, no preferred stock had been issued and 152,982,128 shares of common stock were issued and outstanding.

Note 12. Commitments and Contingencies

Except for certain changes to our lease agreements discussed in Note 13, there have been no material changes to the Company’s contractual obligations as compared to December 31, 2021.

Litigation — The Company is involved in litigation from time to time in the ordinary course of business. At times, the Company, given the nature of its background screening business, could become subject to lawsuits, or potential class action lawsuits, in multiple jurisdictions, related to claims brought primarily by consumers or individuals who were the subject of its screening services.

For all pending matters, the Company believes it has meritorious defenses and intends to defend vigorously or otherwise seek indemnification from other parties as appropriate. However, the Company has recorded a liability of $2.5 million and $7.9 million at March 31, 2022 and December 31, 2021, respectively, for matters that it believes a loss is both probable and estimable. This is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

In February 2022, the Company settled and paid $5.5 million related to a settlement agreement the parties had agreed upon in April 2020 and was approved by the court in December 2021. In March 2022, the Company received a recovery of $2.2 million, which represented the portion of the legal settlement and legal fees incurred by the Company and recoverable from the Company’s insurers related to this case.

The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Note 13. Leases

Effective January 1, 2022 the Company adopted ASC 842, which requires recognition of right of use (“ROU”) assets and lease liabilities on the balance sheet, based on the present value of the future minimum rental payments for existing operating leases. The Company adopted the provisions of ASC 842 on January 1, 2022 using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption in line with the new transition method allowed under ASU 2018-11. ASC 842 provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients” which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight and elected the practical expedient pertaining to land easements. The new standard also provides practical expedients for an entity’s ongoing accounting for leases. The Company elected the short-term lease exemption for all leases that qualify, meaning the Company will not recognize ROU assets or lease liabilities for leases with terms shorter than twelve months. The Company also elected the practical expedient to not separate lease and non-lease components for a majority of its asset classes, including real estate and most equipment.

The Company measures the ROU assets and liabilities based on the present value of the future minimum lease payments over the lease term at the commencement date. Minimum lease payments include the fixed lease and non-lease components of the agreement, as well as any variable rent payments that depend on an index, initially measured using the index at the lease commencement date. The ROU assets are adjusted for any initial direct costs incurred less any lease incentives received, in addition to payments made on or before the commencement date of the lease. The Company recognizes lease expense for leases on a straight-line basis over the lease term.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments.

The Company determines if a contract is or contains a lease at inception. The Company has operating and finance leases for office space, data centers, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company enters into lease contracts ranging from 1 to 8 years with a majority of the Company’s lease terms ranging from 3 to 5 years.

Some leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. The exercise of these lease renewal options is at the Company’s sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

Certain of our leases include rental payments that will adjust periodically for inflation or certain adjustments based on step increases. An insignificant number of our leases contain residual value guarantees and none of our agreements contain material restrictive covenants. Variable rent expenses consist primarily of maintenance, property taxes and charges based on usage.

The components of lease costs are as follows (in thousands):

Three Months Ended March 31, 2022
Operating lease costs
Fixed	$1,759
Short-term	58
Variable	6
Total operating lease costs	$1,823

Finance lease costs
Amortization of leased assets	$210
Interest on lease liabilities	11
Total finance lease costs	$221
Total lease cost	$2,044

Supplemental balance sheet information related to leases is as follows (in thousands):

	Classification	March 31, 2022
Assets
Operating leases
Right of use operating lease assets	Other assets	$16,060
Finance leases
Property and equipment, gross	Property and equipment, net	5,100
Accumulated depreciation	Property and equipment, net	(4,517)
Property and equipment, net	Property and equipment, net	583
Total lease assets		$16,643

Liabilities
Operating leases
Other current	Current portion of operating lease liability	$6,253
Non-current	Operating lease liability, less current portion	11,583
Total operating liabilities		17,836
Finance leases
Other current	Accrued liabilities	684
Non-current	Other liabilities	67
Total finance liabilities		751
Total lease liabilities		$18,587

Maturities of lease liabilities are as follows (in thousands):

Years Ending December 31,
	Finance Leases	Operating Leases	Total
2022 (excluding the three months ended March 31, 2022)	$606	$5,722	$6,328
2023	106	5,840	5,946
2024	—	4,995	4,995
2025	—	1,708	1,708
2026	—	1,236	1,236
Thereafter	—	397	397
Total minimum lease payments	$712	$19,898	$20,610
Less: Imputed interest	(18)	(1,465)
Present value of minimum lease payments	$694	$18,433

For additional information regarding the Company’s Commitments and Contingencies as of December 31, 2021 as disclosed for capital and operating leases, see Note 12 in its 2021 Annual Report filed on Form 10-K.

Lease term and discount rates are as follows:

March 31, 2022
Weighted average remaining lease term
Operating leases	3.26 Years
Finance leases	0.91 Years

Weighted average discount rate
Operating leases	4.54%
Finance leases	5.41%

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended March 31, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,925
Operating cash flows from finance leases	11
Financing cash flows from finance leases	238
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$17,737
Finance leases	—
Amortization:
Amortization of right-of-use operating lease assets (1)	$1,585

(1)
Amortization of right of use operating lease assets during the period is reflected in operating lease liabilities on the condensed consolidated statements of cash flows.

Note 14. Related Party Transactions

The Company has no material related party transactions.

Note 15. Net Income (Loss) Per Share

Basic weighted-average shares outstanding excludes nonvested restricted stock. Diluted weighted average shares outstanding is similar to basic weighted-average shares outstanding, except that the weighted-average number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common share had been issued, including the dilutive impact of nonvested restricted stock. The Company did not have any potentially dilutive securities during the three months ended March 31, 2021. Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Basic net income (loss) per share	$0.09	$(0.15)
Diluted net income (loss) per share	$0.09	$(0.15)
Numerator:
Net income (loss) (in thousands)	$13,013	$(19,389)
Denominator:
Weighted average number of shares outstanding - basic	150,538,700	130,000,000
Add stock options to purchase shares and restricted stock units	1,810,106	—
Weighted average number of shares outstanding - diluted	152,348,806	130,000,000

For the three months ended March 31, 2022, 2,099,781 stock options were excluded from the calculation of diluted net income (loss) per share because their effect was anti-dilutive.

Note 16. Reportable Segments

During the first quarter of 2022, the Company made organizational changes and modified additional information provided to its CODM to better align with how its CODM assesses performance and allocates resources. As a result, we have two reportable segments, Americas and International. Our CODM uses the profit measure of Adjusted EBITDA, on both a consolidated and a segment basis, to allocate resources and assess performance of our businesses. We use Adjusted EBITDA as our profit measure because it eliminates the impact of certain items that we do not consider indicative of operating performance, which is useful to compare operating results between periods. Our board of directors and executive management team also use Adjusted EBITDA as a compensation measure for both segment and corporate management under our incentive compensation plans. Adjusted EBITDA is also a measure frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours.

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

The segment financial information below aligns with how we report information to our CODM to assess operating performance and how the Company manages the business. Corporate costs are generally allocated to the segments based upon estimated revenues levels and other assumptions that management considers reasonable. The CODM does not review the Company’s assets by segment; therefore, such information is not presented. The accounting policies of the segments are the same as described in Note 2, “Significant Accounting and Reporting Policies” and Note 9, “Revenues.”

The following is a description of our two reportable segments:

Americas. This segment performs a variety of background check and compliance services across all phases of the workforce lifecycle from pre-onboarding to post-onboarding and ongoing monitoring after the employee, extended worker, volunteer, or tenant has been onboarded. We generally classify our service offerings into three categories: pre-onboarding, post-onboarding, and adjacent products. We deliver our solutions across multiple vertical industries in the United States, Canada, and Latin America markets.

International. The International segment provides services similar to our Americas segment in regions outside of the Americas. We primarily deliver our solutions across multiple vertical industries in the Europe, India, and Asia Pacific markets.

Segment information, including a reconciliation of Adjusted EBITDA to net income (loss), for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Adjusted EBITDA
Americas	$46,819	$33,847
International	6,781	2,743
Total	$53,600	$36,590
Adjustments to reconcile to net income (loss):
Interest (income) expense, net	(850)	6,717
Provision (benefit) for income taxes	4,935	(4,435)
Depreciation and amortization	34,034	34,763
Loss on extinguishment of debt	—	13,938
Share-based compensation	1,859	562
Transaction and acquisition-related charges (a)	1,498	3,984
Integration, restructuring, and other charges (b)	(889)	450
Net income (loss)	$13,013	$(19,389)
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally, the three months ended March 31, 2021 includes incremental professional service fees incurred related to the initial public offering and the three months ended March 31, 2022 includes a transaction bonus expense related to one of the Company’s 2021 acquisitions.
(b)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to legal exposures inherited from legacy acquisitions, foreign currency (gains) losses, and (gains) losses on the sale of assets.

Geographic Information

The Company bases revenues by geographic region in which the revenues and invoicing are recorded. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods.

The following summarizes revenues by geographical region for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenues
Americas	$160,088	$116,524
International	31,741	16,562
Eliminations	(1,948)	(1,016)
Total revenues	$189,881	$132,070

The following table sets forth net long-lived assets by geographic area as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Long-lived assets, net
United States, country of domicile	$1,211,881	$1,213,093
All other countries	206,315	199,459
Total long-lived assets, net	$1,418,196	$1,412,552

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of First Advantage Corporations’ financial condition and results of operations is provided as a supplement to the condensed consolidated financial statements for the three months ended March 31, 2022, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

These forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Such risks and uncertainties include, but are not limited to, the following: the impact of COVID-19 and related continuously evolving risks on our results of operations, financial position and/or liquidity; our operations in a highly regulated industry and the fact that we are subject to numerous and evolving laws and regulations, including with respect to personal data and data security; our reliance on third-party data providers; negative changes in external events beyond our control, including our customers’ onboarding volumes, economic drivers which are sensitive to macroeconomic cycles, such as interest rate volatility and inflation, geopolitical unrest, and the COVID-19 pandemic; potential harm to our business, brand and reputation as a result of security breaches, cyber-attacks or the mishandling of personal data; liability and litigation due to the sensitive and privacy-driven nature of our products and solutions, which could be costly and time-consuming to defend and may not be fully covered by insurance; the continued integration of our platforms and solutions with human resource providers such as applicant tracking systems and human capital management systems as well as our relationships with such human resource providers; risks relating to public opinion, which may be magnified by incidents or adverse publicity concerning our industry or operations; our contracts with our customers, which do not guarantee exclusivity or contracted volumes; our reliance on third-party vendors to carry out certain portions of our operations; disruptions, outages or other errors with our technology and network infrastructure, including our data centers, servers and third-party cloud and internet providers and our migration to the cloud; disruptions at our Global Operating Center and other operating centers; operating in a penetrated and competitive market; our ability to obtain, maintain, protect and enforce our intellectual property and other proprietary information; our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations; Silver Lake controls us and may have interests that conflict with ours or those of our stockholders; our ability to maintain, protect and enforce the confidentiality of our trade secrets; the use of open-source software in our applications; the indemnification provisions in our contracts with our customers and third-party data suppliers; our ability to identify attractive targets or successfully complete such transactions; our international business; our dependence on the service of our key executive and other employees, and our ability to find and retain qualified employees; seasonality in our operations from quarter to quarter; failure to comply with anti-corruption laws and regulations; and changing interpretations of tax laws.

For additional information on these and other factors that could cause First Advantage’s actual results to differ materially from expected results, please see our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. The forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.

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

Certain monetary amounts, percentages, and other figures included in this Quarterly Report on Form 10-Q have been subject to rounding adjustments. Percentage amounts included in this Quarterly Report on Form 10-Q have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly Report on Form 10-Q may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Certain other amounts that appear in this Quarterly Report on Form 10-Q may not sum due to rounding.

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

We generated revenues of $189.9 million for the three months ended March 31, 2022, as compared to $132.1 million for the three months ended March 31, 2021. These increases were driven by the improvement in the overall economy and hiring market, as well as the addition of a number of large new customers, upselling and cross-selling existing customers, and strong, broad-based demand across our existing customer base. We have experienced additional increases as a result of our recent acquisitions. Approximately 83% of our revenues for the three months ended March 31, 2022 was generated in the Americas, predominantly in the United States, while the remaining 17% was generated internationally. Other than the United States, no single country accounted for 10% or more of our total revenues for the three months ended March 31, 2022. Please refer to “Results of Operations” for further details.

Segments

During the first quarter of 2022, the Company made organizational changes and modified additional information provided to its chief operating decision maker (“CODM”) to better align with how its CODM assesses performance and allocates resources. As a result, the Company now has two reportable segments, Americas and International:

•
Americas. This segment performs a variety of background check and compliance services across all phases of the workforce lifecycle from pre-onboarding to post-onboarding and ongoing monitoring after the employee, extended worker, volunteer, or tenant has been onboarded. We generally classify our service offerings into three categories: pre-onboarding, post-onboarding, and adjacent products. We deliver our solutions across multiple vertical industries in the United States, Canada, and Latin America markets.
•
International. The International segment provides services similar to our Americas segment in regions outside of the Americas. We primarily deliver our solutions across multiple vertical industries in the Europe, India, and Asia Pacific markets.

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

Recent Developments

M&A

The Company completed its asset purchase of Form I-9 Compliance, a U.S.-based technology solution and consulting service provider for I-9 and E-Verify compliance. The acquisition is effective as of January 1, 2022 and strategically expands the Company’s product suite offerings through the addition of new I-9 and employment eligibility solutions. The results of Form I-9 Compliance, which were not material, have been included in our Americas segment from the effective date of the acquisition.

COVID-19

The Company continues to closely monitor how COVID-19 is affecting its employees, customers, and business operations. In our continued response to the COVID-19 pandemic, we implemented operational changes to promote the safety of our workforce and to allow us to continue to serve our customers. In the markets in which we operate, we have generally seen improving macroeconomic conditions and saw steady improvements in our results of operations in 2021 and into 2022.

In the United States, we saw strong and improving macroeconomic conditions throughout 2021 and into 2022, including strong gross domestic product (“GDP”) growth and falling unemployment rates. We saw similar improvements in our international markets, although in certain of these markets there remains higher ongoing concerns about the impact of COVID-19. These overall economic improvements are evident in our 2022 results, as revenues for the three months ended March 31, 2022 grew 43.8% compared to the three months ended March 31, 2021. Further discussion regarding the impact of the pandemic to our operations for the three months ended March 31, 2022 and 2021 is provided within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
For additional information, see our “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Standards

See Note 2 to the condensed consolidated financial statements for disclosure of the impact that recent accounting pronouncements may have on the condensed consolidated financial statements.

Components of our Results of Operations

Revenues

The Company derives revenues from a variety of background screening and adjacent products that cover phases from pre-onboarding screening to post-onboarding screening after the employees, contractors, contingent and extended workers, drivers, tenants, and volunteers have been onboarded. We generally classify our products and solutions into three major categories: pre-onboarding, post-onboarding, and adjacent products, each of which is enabled by our technology, proprietary databases, and data analytics capabilities. Pre-onboarding products, which comprise the substantial majority of our revenues, span an extensive array of products that customers typically utilize to enhance their applicant evaluation process and ensure compliance with their workforce onboarding criteria from the time an application is submitted to an applicant’s successful onboarding. Post-onboarding products are comprised of continuous monitoring, re-screening, and other solutions to help our customers keep their end customers, workforces, and other stakeholders safer, productive, and compliant. Adjacent products include products that complement our pre-onboarding and post-onboarding solutions such as fleet / vehicle compliance, hiring tax credits and incentives, resident / tenant screening, employment eligibility, and investigative research.

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

Operating Expenses

We incur the following expenses related to our cost of revenues and operating expenses:

•
Cost of Services: Consists of amounts paid to third parties for access to government records, other third-party data and services, and our internal processing fulfillment and customer care functions. In addition, cost of services includes expenses from our drug screening lab and collection site network as well as our court runner network. Third-party cost of services are largely variable in nature and are typically invoiced to our customers as direct pass-through costs. Cost of services also includes our salaries and benefits expense for personnel involved in the processing and fulfilment of our screening products and solutions, as well as our customer care organization and robotics process automation implementation team. Other costs included in cost of services relate to allocations of certain overhead costs for our revenue-generating products and solutions, primarily consisting of certain facility costs and administrative services allocated by headcount or another related metric. We do not allocate depreciation and amortization to cost of services.
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
•
Selling, General, and Administrative Expense: Consists of sales, customer success, marketing, and general and administrative expenses. Sales, customer success, and marketing expenses consist primarily of employee compensation such as salaries, bonuses, sales commissions, stock-based compensation, and other employee benefits for our verticalized Sales and Customer Success teams. General and administrative expenses include travel expenses and various corporate functions including finance, human resources, legal, and other administrative roles, in addition to certain professional service fees and expenses incurred in connection with our IPO and now as a public company. We expect our selling, general, and administrative expenses to increase in the short-term, primarily as a result of additional public company related reporting and compliance costs. Over the long-term, we expect our selling, general, and administrative expenses to decrease as a percentage of revenues as we leverage our past investments. We do not allocate depreciation and amortization to selling, general, and administrative expenses.
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

We have a flexible cost structure that allows our business to adjust quickly to the impacts of macroeconomic events and scale to meet the needs of large new customers. Operating expenses are influenced by the amount of revenues and mix of customers that contribute to our revenues for any given period. As revenues grow, we would generally expect cost of services to grow in a similar fashion, albeit influenced by the effects of automation, productivity, and other efficiency initiatives as well as customer and product mix shifts. We regularly review expenses and investments in the context of revenues growth and any shifts we see in cost of services in order to align with our overall financial objectives. While we expect operating expenses to increase in absolute dollars to support our continued growth, we believe that operating expenses will decline gradually as a percentage of total revenues in the future as our business grows and our operating efficiency continues to improve.

Other (Income) Expense

Our other (income) expense consists of the following:

•
Interest (Income) Expense, Net: Relates primarily to our debt service costs, the interest-related unrealized gains and losses of our interest rate swaps and, to a lesser extent, the interest on our capital lease obligations and the amortization of deferred financing costs. Additionally, interest expense, net includes interest income earnings on our cash and cash equivalent balances held in interest-bearing accounts. We also earn interest income on our short-term investments which are fixed-time deposits having a maturity date within twelve months.
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

Comparison of Results of Operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021

(in thousands, except percentages)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenues	$189,881	$132,070

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	96,431	65,945
Product and technology expense	13,773	10,553
Selling, general, and administrative expense	28,545	23,978
Depreciation and amortization	34,034	34,763
Total operating expenses	172,783	135,239
Income (loss) from operations	17,098	(3,169)

Other (Income) Expense:
Interest (income) expense, net	(850)	6,717
Loss on extinguishment of debt	—	13,938
Total other (income) expense	(850)	20,655
Income (loss) before provision for income taxes	17,948	(23,824)
Provision (benefit) for income taxes	4,935	(4,435)
Net income (loss)	$13,013	$(19,389)
Net income (loss) margin	6.9%	(14.7)%

Revenues

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenues
Americas	$160,088	$116,524
International	31,741	16,562
Eliminations	(1,948)	(1,016)
Total revenues	$189,881	$132,070

Revenues were $189.9 million for the three months ended March 31, 2022, compared to $132.1 million for the three months ended March 31, 2021. Revenues for the three months ended March 31, 2022 increased by $57.8 million, or 43.8%, compared to the three months ended March 31, 2021.

The increase in revenues was primarily due to:

•
a net increase of $33.9 million in existing customer revenues as compared to the three months ended March 31, 2021, primarily driven by strong, broad-based growth across key verticals and geographies, which was supported by favorable underlying macroeconomic trends including high, sustained job switching and churn. These existing customer increases were offset by the impact of lost accounts,
•
increased revenues of $9.1 million attributable to new customers in both the Americas and International segments, and
•
revenues of $14.8 million attributable to the Company’s acquisitions in the Americas and International segments.

The Company experienced high demand among customers in the essential retail, e-commerce, transportation and home delivery, technology, business / financial services and flexible workforce / staffing verticals during the three months ended March 31, 2022 in addition to expansion in International revenues. Pricing remained relatively stable across all periods.

Cost of Services

(in thousands, except percentages)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenues	$189,881	$132,070
Cost of services	96,431	65,945
Cost of services as a % of revenue	50.8%	49.9%

Cost of services was $96.4 million for the three months ended March 31, 2022, compared to $65.9 million for the three months ended March 31, 2021. Cost of services for the three months ended March 31, 2022 increased by $30.5 million, or 46.2%, compared to the three months ended March 31, 2021.

The increase in cost of services was primarily due to:

•
an increase in variable third-party data expenses of $24.0 million as a direct result of increased revenues, increases in certain third-party data costs, customer ordering mix, and acquisitions having a larger mix of third-party data expenses,
•
a $6.0 million increase in personnel related expenses in our operations and customer care functions as a result of additional operational support headcount to process and fulfill the Company’s order volume growth, and
•
a number of cost of services related operating expense increases attributable to insurance, software licenses, and other expenses related to the increased revenues volumes experienced in 2022.

The increase in cost of services was partially offset by:

•
foreign currency exchange gains of $0.6 million due to the impact of foreign exchange rate volatility.

Cost of services as a percentage of revenues was 50.8% for the three months ended March 31, 2022, compared to 49.9% for the three months ended March 31, 2021. The cost of services percentage of revenues in the first quarter 2022 was impacted by increases in certain third-party data costs, customer ordering mix, and acquisitions having a larger mix of third-party data expenses. This increase was partially offset by cost savings from the Company’s continued internal operating efficiencies and increased use of automation and RPA tools.

Product and Technology Expense

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Product and technology expense	$13,773	$10,553

Product and technology expense was $13.8 million for the three months ended March 31, 2022, compared to $10.6 million for the three months ended March 31, 2021. Product and technology expense for the three months ended March 31, 2022 increased by $3.2 million, or 30.5%, compared to the three months ended March 31, 2021.

The increase in product and technology expense was primarily due to:

•
a $1.7 million increase in personnel-related expenses as a result of additional investments made to enhance our product, solutions, and technology platform, and
•
a $1.2 million increase in software licensing related expenses.

Selling, General, and Administrative Expense

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Selling, general, and administrative expense	$28,545	$23,978

Selling, general, and administrative expense was $28.5 million for the three months ended March 31, 2022, compared to $24.0 million for the three months ended March 31, 2021. Selling, general, and administrative expense for the three months ended March 31, 2022 increased by $4.6 million, or 19.0%, compared to the three months ended March 31, 2021.

Selling, general, and administrative expense increased primarily due to:

•
a $2.8 million increase in personnel related expenses primarily due to additional investments made in the Company’s Sales and Customer Success functions and additional headcount related to the Company’s growth and operating as a public company,
•
a $1.8 million increase in commissions and bonus related expenses due to the Company’s improved operating results during the three months ended March 31, 2022, as well as a transaction bonus expense related to one of the Company’s 2021 acquisitions, and
•
a $0.9 million increase in share-based compensation expenses as a result of incremental awards granted since the Company’s IPO, and
•
a number of other corporate expenses that increased primarily as a result of the Company now being a publicly traded company and additional 2022 marketing expenses.

The increase in selling, general, and administrative expense was partially offset by:

•
a $3.1 million decrease in professional service fees incurred related to the Company’s preparation for its 2021 IPO that did not reoccur in 2022.

Depreciation and Amortization

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Depreciation and amortization	$34,034	$34,763

Depreciation and amortization was $34.0 million for the three months ended March 31, 2022, compared to $34.8 million for the three months ended March 31, 2021. Depreciation and amortization remained relatively flat for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Interest (Income) Expense, Net

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Interest (income) expense, net	$(850)	$6,717

Interest expense, net was $(0.9) million for the three months ended March 31, 2022, compared to $6.7 million for the three months ended March 31, 2021. Interest expense for the three months ended March 31, 2022 decreased by $7.6 million, compared to the three months ended March 31, 2021.

The decrease in interest cost was primarily attributable to $5.3 million of unrealized gains on the interest rate swaps as a result of the increased interest rate volatility observed in the first quarter of 2022. This decrease was further impacted by the Company’s February 2021 refinancing of the Successor First Lien Credit Facility, early repayment of the Successor Second Lien Credit Facility, and the repayment of $200.0 million of the Successor First Lien Credit Facility in June 2021, resulting in interest rate savings due to lower principal and more favorable interest rate margins.

Loss on Extinguishment of Debt

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Loss on extinguishment of debt	$—	$13,938

Loss on extinguishment of debt for the three months ended March 31, 2021 relates to expenses stemming from the write-off of debt issuance costs associated with the February 2021 refinancing of the Successor First Lien Credit Facility.

Provision for Income Taxes

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Provision (benefit) for income taxes	$4,935	$(4,435)

Our provision for income taxes was $4.9 million for the three months ended March 31, 2022, compared to a (benefit) for income taxes of $(4.4) million for the three months ended March 31, 2021. Our provision for income taxes for the three months ended March 31, 2022 increased by $9.4 million, compared to the three months ended March 31, 2021.

The increase in our provision for income taxes was primarily due to the increase of income before income taxes during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, due to improved operating results.

Net Income (Loss) and Net Income (Loss) Margin

(in thousands, except percentages)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net income (loss)	$13,013	$(19,389)
Net income (loss) margin	6.9%	(14.7)%

Net income was $13.0 million for the three months ended March 31, 2022, compared to a net (loss) of $(19.4) million for the three months ended March 31, 2021. Net income for the three months ended March 31, 2022 increased by $32.4 million compared to the three months ended March 31, 2021.

Net income (loss) margin was 6.9% for the three months ended March 31, 2022, compared to (14.7)% the three months ended March 31, 2021.

The improvement in our net income (loss) margin is attributable to our ability to leverage operating efficiencies to control our overall expenses while increasing revenues and our reduction in interest expense.

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

Adjusted EBITDA was $53.6 million for the three months ended March 31, 2022 and represented an Adjusted EBITDA Margin of 28.2%. Adjusted EBITDA was $36.6 million for the three months ended March 31, 2021 and represented an Adjusted EBITDA Margin of 27.7%. Adjusted EBITDA for the three months ended March 31, 2022 increased by $17.0 million, or 46.5%, compared to the three months ended March 31, 2021.

Growth in Adjusted EBITDA was driven primarily from revenues growth attributed to new and existing customers and margin expansion attributed to increased automation, cost efficiencies, and operating leverage, but partially offset by higher third-party data costs.

The following table presents a reconciliation of Adjusted EBITDA for the periods presented.

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net income (loss)	$13,013	$(19,389)
Interest (income) expense, net	(850)	6,717
Provision (benefit) for income taxes	4,935	(4,435)
Depreciation and amortization	34,034	34,763
Loss on extinguishment of debt	—	13,938
Share-based compensation	1,859	562
Transaction and acquisition-related charges (a)	1,498	3,984
Integration, restructuring, and other charges (b)	(889)	450
Adjusted EBITDA	$53,600	$36,590
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally, the three months ended March 31, 2021 includes incremental professional service fees incurred related to the IPO and the three months ended March 31, 2022 includes a transaction bonus expense related to one of the Company’s 2021 acquisitions.
(b)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to legal exposures inherited from legacy acquisitions, foreign currency (gains) losses, and (gains) losses on the sale of assets.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenues. The following table presents the calculation of Adjusted EBITDA Margin for the periods presented.

(in thousands, except percentages)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Adjusted EBITDA	$53,600	$36,590
Revenues	189,881	132,070
Adjusted EBITDA Margin	28.2%	27.7%

The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin by segment for the periods presented.

(in thousands, except percentages)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Adjusted EBITDA (1):
Americas	$46,819	$33,847
International	6,781	2,743
Adjusted EBITDA	$53,600	$36,590

Revenues
Americas	$160,088	$116,524
International	31,741	16,562
Less: intersegment eliminations	(1,948)	(1,016)
Total revenues	$189,881	$132,070

Adjusted EBITDA Margin
Americas	29.2%	29.0%
International	21.4%	16.6%
Adjusted EBITDA Margin	28.2%	27.7%
(1)
See the reconciliation of net income to Adjusted EBITDA above. Adjusted EBITDA margins are calculated using segment gross revenues and segment Adjusted EBITDA. Consolidated Adjusted EBITDA margin is calculated using consolidated revenues and consolidated Adjusted EBITDA.

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

Adjusted Net Income was $33.5 million for the three months ended March 31, 2022, compared to $20.5 million for the three months ended March 31, 2021. Adjusted Net Income for the three months ended March 31, 2022 increased by $13.0 million, or 63.4%, compared to the three months ended March 31, 2021.

Adjusted Diluted Earnings Per Share was $0.22 for the three months ended March 31, 2022, compared to $0.16 for three months ended March 31, 2021. Adjusted Diluted Earnings Per Share for the three months ended March 31, 2022 increased by $0.06, or 37.5%, compared to the three months ended March 31, 2021.

This growth was driven primarily by the same factors contributing to Adjusted EBITDA growth, though Adjusted Net Income and Adjusted Diluted Earnings Per Share are also impacted by changes in acquisition-related depreciation and amortization and changes in our capital structure that are captured in interest expense. The 2021 February refinancing and repayment of the Company’s Successor First Lien and Successor Second Lien debt and gains or losses on the Company’s interest rate swaps impact the comparability of Adjusted Net Income and Adjusted Diluted Earnings Per Share across historical periods.

The following tables present a reconciliation of Adjusted Net Income for the periods presented.

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net income (loss)	$13,013	$(19,389)
Provision (benefit) for income taxes	4,935	(4,435)
Income (loss) before provision for income taxes	17,948	(23,824)
Debt-related charges(a)	(4,815)	14,911
Acquisition-related depreciation and amortization(b)	29,115	31,512
Share-based compensation	1,859	562
Transaction and acquisition-related charges(c)	1,498	3,984
Integration, restructuring, and other charges (d)	(889)	450
Adjusted Net Income before income tax effect	44,716	27,595
Less: Income tax effect(e)	11,219	7,092
Adjusted Net Income	$33,497	$20,503

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

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Diluted net income (loss) per share (GAAP)	$0.09	$(0.15)
Adjusted Net Income adjustments per share
Income taxes	0.03	(0.03)
Debt-related charges (a)	(0.03)	0.11
Acquisition-related depreciation and amortization (b)	0.19	0.24
Share-based compensation	0.01	0.00
Transaction and acquisition related charges (c)	0.01	0.03
Integration, restructuring, and other charges (d)	(0.01)	0.00
Adjusted income taxes (e)	(0.07)	(0.05)
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.22	$0.16

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP and Non-GAAP)	152,348,806	130,000,000
(a)
Represents the loss on extinguishment of debt and non-cash interest expense related to the amortization of debt issuance costs for the 2021 February refinancing and repayment of the Company’s Successor First Lien Credit Facility (as defined below) and Successor Second Lien Credit Facility (as defined below), respectively. Beginning in 2022, this adjustment also includes the impact of the change in fair value of interest rate swaps. This adjustment, which represents the fair value gains or losses on the interest rate swaps, was added as a result of the increased interest rate volatility observed in the first quarter of 2022. The Company determined that the impact to the previous year, $1.0 million for the three months ended March 31, 2021, was not significant and therefore the previously reported amounts will not be recast.
(b)
Represents the depreciation and amortization expense related to intangible assets and developed technology assets recorded due to the application of ASC 805, Business Combinations.
(c)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally, the three months ended March 31, 2021 includes incremental professional service fees incurred related to the IPO and the three months ended March 31, 2022 includes a transaction bonus expense related to one of the Company’s 2021 acquisitions.
(d)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to legal exposures inherited from legacy acquisitions, foreign currency (gains) losses, and (gains) losses on the sale of assets.
(e)
Effective tax rates of approximately 25.1% and 25.7% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three months ended March 31, 2022 and 2021, respectively. As of December 31, 2021, we had net operating loss carryforwards of approximately $120.1 million for federal income tax purposes available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we pay for federal income taxes differs significantly from the effective income tax rate computed in accordance with GAAP and from the normalized rate shown above.

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

As of March 31, 2022, we had $307.7 million in cash and cash equivalents and $100.0 million available under our revolving credit facility. As of March 31, 2022, we had $564.7 million of total debt outstanding. We believe our cash on hand, together with amounts available under our revolving credit facility, and cash provided by (used in) operating activities are and will continue to be adequate to meet our operational and business needs in the next twelve months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors that may be beyond our control, including those described under our “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Long-Term Debt

In February 2020, a new financing structure was established consisting of a new First Lien Credit Agreement (“Successor First Lien Agreement”) and a new Second Lien Credit Agreement (“Successor Second Lien Agreement”) (collectively, the “Successor Credit Agreements”). The Successor First Lien Agreement provided financing in the form of a $670.0 million term loan due January 31, 2027 (“Successor First Lien Credit Facility”) and a $75.0 million new revolving credit facility due January 31, 2025 (“Successor Revolver”). The Successor Second Lien Agreement provided financing in the form of a $145.0 million term loan due January 31, 2028 (“Successor Second Lien Credit Facility”).

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

In connection with the closing of the IPO, on June 30, 2021, the Company repaid $200.0 million of the Successor First Lien Credit Facility outstanding, of which $44.3 million was applied to all of the remaining quarterly amortizing principal payments due under the Successor First Lien Agreement. The remaining $564.7 million term loan is scheduled to mature on January 31, 2027. As a result of the prepayment, the Company recorded additional interest expense of $3.7 million associated with the accelerated amortization of the related deferred financing costs.

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

Cash Flow Analysis

Comparison of Cash Flows for the three months ended March 31, 2022 compared to the three months ended March 31, 2021

The following table is a summary of our cash flow activity for the periods presented:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net cash provided by operating activities	$41,583	$23,713
Net cash used in investing activities	(26,472)	(12,127)
Net cash used in financing activities	(40)	(50,762)

Cash Flows from Operating Activities

Net cash provided by operating activities was $41.6 million for the three months ended March 31, 2022, compared to $23.7 million for the three months ended March 31, 2021. Net cash provided by operating activities for the three months ended March 31, 2022 increased by $17.9 million compared to the three months ended March 31, 2021. Cash flows from operating activities was positively impacted by increased profitability related to the Company’s revenues growth from existing customers, new customer go-lives, and recent acquisitions. This was offset in part by the use of cash for working capital primarily due to the high level of revenues growth and the timing of compensation payments in the first quarter of 2022.

Cash Flows from Investing Activities

Net cash used in investing activities was $26.5 million for the three months ended March 31, 2022, compared to $12.1 million for the three months ended March 31, 2021. Net cash used in investing activities for the three months ended March 31, 2022 increased by $14.3 million compared to the three months ended March 31, 2021. The cash flows used in investing activities for the three months ended March 31, 2022 were impacted by the $19.1 million acquisition of Form I-9 Compliance, net of cash acquired. The remaining investing cash flows are driven primarily by capitalized software development costs and purchases of property and equipment, which increased in 2022 as we continue to make incremental investments in our technology platform.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.0 million for the three months ended March 31, 2022, compared to $50.8 million for the three months ended March 31, 2021. Net cash used in financing activities for the three months ended March 31, 2022 decreased by $(50.7) million compared to the three months ended March 31, 2021. Net cash used in financing activities for the three months ended March 31, 2021 was impacted by the Company’s February 2021 debt refinancing which consisted of a refinancing of the Successor First Lien Credit Facility and the full repayment of the Successor Second Lien Credit Facility which did not reoccur in 2022. Cash outflows related to this refinancing were $308.5 million, partially offset by cash inflows of $261.4 million. As part of the refinancing, the Company paid $1.3 million related to new debt issuance costs. The remaining outflows primarily consisted of amortizing principal payments due under the Successor First Lien Credit Facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission on March 23, 2022.

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

Item 1A. Risk Factors.

As of March 31, 2022, no material changes had occurred in our risk factors, compared with the disclosure in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission on March 23, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 25, 2021, we completed our IPO. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-256622), as amended (the “Registration Statement”), declared effective by the SEC on June 22, 2021.

There has been no material change in the expected use of the net proceeds from our IPO as described in our Registration Statement.

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

FIRST ADVANTAGE CORPORATION

Date: May 11, 2022	By:	/s/ Scott Staples
Scott Staples
Chief Executive Officer (principal executive officer)

Date: May 11, 2022	By:	/s/ David L. Gamsey
David L. Gamsey
Executive Vice President & Chief Financial Officer (principal financial officer)