Form 10-Q
period 2022-06-30
FIRST ADVANTAGE CORP
filed 2022-08-04
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 153,236,293 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

First Advantage Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$352,251	$292,642
Restricted cash	229	148
Short-term investments	904	941
Accounts receivable (net of allowance for doubtful accounts of $1,128 and $1,258 at June 30, 2022 and December 31, 2021, respectively)	144,376	155,772
Prepaid expenses and other current assets	23,368	14,365
Income tax receivable	1,608	2,292
Total current assets	522,736	466,160
Property and equipment, net	136,536	154,309
Goodwill	796,556	793,892
Trade name, net	75,235	79,585
Customer lists, net	357,697	384,766
Deferred tax asset, net	1,719	1,413
Other assets	20,698	6,456
TOTAL ASSETS	$1,911,177	$1,886,581
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$49,534	$53,977
Accrued compensation	24,750	30,054
Accrued liabilities	17,779	21,829
Current portion of operating lease liability	6,070	—
Income tax payable	2,608	2,573
Deferred revenues	697	873
Total current liabilities	101,438	109,306
Long-term debt (net of deferred financing costs of $8,985 and $9,879 at June 30, 2022 and December 31, 2021, respectively)	555,739	554,845
Deferred tax liability, net	87,757	84,653
Operating lease liability, less current portion	11,514	—
Other liabilities	3,104	5,539
Total liabilities	759,552	754,343
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 153,125,085 and 152,901,040 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	153	153
Additional paid-in-capital	1,170,137	1,165,163
Accumulated deficit	(4,192)	(31,441)
Accumulated other comprehensive (loss)	(14,473)	(1,637)
Total equity	1,151,625	1,132,238
TOTAL LIABILITIES AND EQUITY	$1,911,177	$1,886,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
REVENUES	$201,561	$174,826	$391,442	$306,896

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization below)	100,292	84,868	196,723	150,813
Product and technology expense	12,946	11,680	26,719	22,233
Selling, general, and administrative expense	31,136	25,075	59,681	49,053
Depreciation and amortization	34,407	35,918	68,441	70,681
Total operating expenses	178,781	157,541	351,564	292,780
INCOME FROM OPERATIONS	22,780	17,285	39,878	14,116

OTHER EXPENSE (INCOME):
Interest expense, net	3,112	10,452	2,262	17,169
Loss on extinguishment of debt	—	—	—	13,938
Total other expense (income)	3,112	10,452	2,262	31,107
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	19,668	6,833	37,616	(16,991)
Provision (benefit) for income taxes	5,432	3,063	10,367	(1,372)
NET INCOME (LOSS)	$14,236	$3,770	$27,249	$(15,619)

Foreign currency translation (loss) income	(11,319)	(1,295)	(12,836)	1,465
COMPREHENSIVE INCOME (LOSS)	$2,917	$2,475	$14,413	$(14,154)

NET INCOME (LOSS)	$14,236	$3,770	$27,249	$(15,619)
Basic net income (loss) per share	$0.09	$0.03	$0.18	$(0.12)
Diluted net income (loss) per share	$0.09	$0.03	$0.18	$(0.12)
Weighted average number of shares outstanding - basic	150,748,211	131,507,005	150,644,034	130,757,666
Weighted average number of shares outstanding - diluted	152,360,350	135,368,909	152,361,788	130,757,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$27,249	$(15,619)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	68,441	70,681
Loss on extinguishment of debt	—	13,938
Amortization of deferred financing costs	894	5,059
Bad debt (recovery)	(120)	(367)
Deferred taxes	3,773	(5,975)
Share-based compensation	3,802	3,226
Loss (gain) on foreign currency exchange rates	37	(319)
Loss on disposal of property and equipment	162	81
Change in fair value of interest rate swaps	(7,378)	(953)
Changes in operating assets and liabilities:
Accounts receivable	11,199	(16,895)
Prepaid expenses and other assets	38	(3,686)
Accounts payable	(2,748)	2,590
Accrued compensation and accrued liabilities	(8,780)	2,780
Deferred revenues	(272)	106
Operating lease liabilities	(596)	—
Other liabilities	557	545
Income taxes receivable and payable, net	154	906
Net cash provided by operating activities	96,412	56,098
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments	—	(92)
Acquisitions of businesses, net of cash acquired	(19,044)	(7,588)
Purchases of property and equipment	(5,165)	(3,841)
Capitalized software development costs	(10,236)	(7,482)
Proceeds from disposal of property and equipment	82	—
Net cash used in investing activities	(34,363)	(19,003)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	320,559
Payments of initial public offering issuance costs	—	(1,028)
Shareholder distribution	—	(313)
Capital contributions	—	241
Borrowings from Successor First Lien Credit Facility	—	261,413
Repayments of Successor First Lien Credit Facility	—	(363,875)
Repayment of Successor Second Lien Credit Facility	—	(146,584)
Payments of debt issuance costs	—	(1,257)
Payments on capital and finance lease obligations	(459)	(925)
Payments on deferred purchase agreements	(526)	(362)
Proceeds from stock option exercises	1,270	—
Taxes paid for net settlements of restricted stock units	(98)	—
Net cash provided by financing activities	187	67,869
Effect of exchange rate on cash, cash equivalents, and restricted cash	(2,546)	(656)
Increase in cash, cash equivalents, and restricted cash	59,690	104,308
Cash, cash equivalents, and restricted cash at beginning of period	292,790	152,970
Cash, cash equivalents, and restricted cash at end of period	$352,480	$257,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$6,181	$3,736
Cash paid for interest	$10,191	$13,721
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Offering costs included in accounts payable and accrued liabilities	$—	$3,006
Property and equipment acquired on account	$23	$2,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
BALANCE – December 31, 2021	$153	$1,165,163	$(31,441)	$(1,637)	$1,132,238
Share-based compensation	—	1,859	—	—	1,859
Exercise of stock options	0	547	—	—	547
Foreign currency translation	—	—	—	(1,517)	(1,517)
Net income	—	—	13,013	—	13,013
BALANCE – March 31, 2022	$153	$1,167,569	$(18,428)	$(3,154)	$1,146,140
Share-based compensation	—	1,943	—	—	1,943
Exercise of stock options	0	723	—	—	723
Common stock withheld for tax obligations on restricted stock unit settlement	—	(98)	—	—	(98)
Foreign currency translation	—	—	—	(11,319)	(11,319)
Net income	—	—	14,236	—	14,236
BALANCE – June 30, 2022	$153	$1,170,137	$(4,192)	$(14,473)	$1,151,625

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
BALANCE – December 31, 2020	$130	$839,148	$(47,492)	$2,484	$794,270
Share-based compensation	—	562	—	—	562
Foreign currency translation	—	—	—	2,760	2,760
Net (loss)	—	—	(19,389)	—	(19,389)
BALANCE – March 31, 2021	$130	$839,710	$(66,881)	$5,244	$778,203
Share-based compensation	—	2,664	—	—	2,664
Capital contributions	—	241	—	—	241
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	23	316,502	—	—	316,525
Shareholder distribution	—	(313)	—	—	(313)
Foreign currency translation	—	—	—	(1,295)	(1,295)
Net income	—	—	3,770	—	3,770
BALANCE – June 30, 2021	$153	$1,158,804	$(63,111)	$3,949	$1,099,795

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

The Company derives its revenues from a variety of background check and compliance services performed across all phases of the workforce lifecycle from pre-onboarding services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent and extended workers, drivers, tenants, and volunteers. We generally classify our service offerings into three categories: pre-onboarding, post-onboarding, and adjacent products.

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

Segments — Operating segments are businesses for which separate financial information is available and evaluated regularly by our chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance.

During the first quarter of 2022, the Company made organizational changes and modified information provided to its CODM to better align with how its CODM assesses performance and allocates resources. As a result, the Company now has two reportable segments, Americas and International:

•
Americas provides technology solutions for screening, verifications, safety, and compliance in the United States, Canada, and Latin America markets; and
•
International provides technology solutions for screening, verifications, safety, and compliance outside of the Americas.

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

Significant estimates, judgments, and assumptions, include, but are not limited to, the determination of the fair value and useful lives of assets acquired and liabilities assumed through business combinations, the impairment of long-lived assets, goodwill impairment, collectability of receivables, revenue recognition, capitalized software, assumptions used for purposes of determining share-based compensation and income tax liabilities and assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of June 30, 2022 (in thousands):

	Level 1	Level 2	Level 3
Assets
Interest rate swaps	$—	$8,036	$—

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

The Company’s trade name is amortized on an accelerated basis over its expected useful life of twenty years. The Company recorded $1.9 million and $2.0 million of amortization expense related to the trade name for the three months ended June 30, 2022 and 2021, respectively. Amortization expense related to the trade name was $3.8 million and $4.0 million for the six months ended June 30, 2022 and 2021, respectively.

Customer lists are amortized on an accelerated basis based upon their estimated useful life of thirteen to fourteen years. The Company recorded $15.2 million and $16.4 million of amortization expense related to customer lists for the three months ended June 30, 2022 and 2021, respectively. Amortization expense related to customer lists was $30.5 million and $32.7 million for the six months ended June 30, 2022 and 2021, respectively.

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
Recognize revenue when (or as) the entity satisfies a performance obligation

A substantial majority of the Company’s revenues are derived from pre-onboarding and related services to our customers on a transactional basis, in which an individual background screening package or selection of services is ordered by a customer related to a single individual. Substantially all of the Company’s customers are employers, staffing, or related businesses. The Company satisfies its performance obligations and recognizes revenues for services rendered as the orders are completed and the completed reports are transmitted, or otherwise made available. The Company’s remaining services, substantially consisting of tax consulting, fleet management, and driver qualification services, are delivered over time as the customer simultaneously receives and consumes the benefits of the services delivered. To measure the Company’s performance over time, the output method is utilized to measure the value to the customer based on the transfer to date of the services promised, with no rights of return once consumed. In these cases, revenues on transactional contracts with a defined price but an undefined quantity are recognized utilizing the right to invoice expedient resulting in revenues being recognized when the service is provided and becomes billable. Additionally, under this practical expedient, the Company is not required to estimate the transaction price.

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

Foreign Currency — The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using average exchange rates prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated net of tax in a separate component of equity. Currency translation (loss) income included in accumulated other comprehensive income (loss) was approximately $(11.3) million and $(1.3) million for the three months ended June 30, 2022 and 2021, respectively. Currency translation (loss) income included in accumulated other comprehensive income (loss) was approximately $(12.8) million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively.

Gains or losses resulting from foreign currency transactions are included in the accompanying condensed consolidated statements of operations and comprehensive income (loss), except for those relating to intercompany transactions of a long-term investment nature, which are captured in a separate component of equity as accumulated other comprehensive income (loss). Currency transaction income included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was approximately $0.3 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. Currency transaction income included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was approximately $1.3 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.

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

There were no accounting pronouncements issued during the six months ended June 30, 2022 that are expected to have a material impact on the condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements — In February 2016, the FASB issued ASU 2016-02, Leases, and subsequently issued additional ASUs amending this ASU (collectively ASC 842, Leases). ASC 842 was issued to increase transparency and comparability among organizations by requiring the recognition of right of use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted the provisions of ASC 842 on January 1, 2022 using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption in line with the new transition method allowed under ASU 2018-11. ASC 842 provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients” which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. The Company did not elect the use-of-hindsight and elected the practical expedient pertaining to land easements. The new standard also provides practical expedients for an entity’s ongoing accounting for leases. The Company elected the short-term lease exemption for all leases that qualify, meaning the Company will not recognize ROU assets or lease liabilities for leases with terms shorter than twelve months. The Company also elected the practical expedient to not separate lease and non-lease components for a majority of its asset classes, including real estate and most equipment.

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

Note 3. Acquisitions

2021 Acquisitions

On March 31, 2021, the Company completed its acquisition of selected assets and specified liabilities comprising the United Kingdom background screening business unit of a United Kingdom based company for cash consideration of $7.6 million. The Company recognized $3.1 million of goodwill and $3.0 million of intangible assets subject to amortization. Goodwill recognized is primarily attributable to assembled workforce and the expected growth of the Company and is not deductible for tax purposes. Results of operations have been included in the condensed consolidated financial statements of the Company’s International segment since the closing date.

On November 30, 2021, the Company completed its acquisition of a background screening and verification provider based in Mexico. Goodwill recognized as result of this acquisition was not deductible for tax purposes. Results of operations have been included in the condensed consolidated financial statements of the Company’s Americas segment since the closing date.

On November 30, 2021, the Company, through one of its wholly-owned subsidiaries in the United States, entered into an agreement to acquire 100% of the outstanding equity of Corporate Screening Services, LLC (“Corporate Screening”), a U.S.-based screening and compliance solutions provider which strengthened the Company’s healthcare and higher education solutions by adding technology and expertise tailored to those customers, for cash consideration of $39.4 million. The acquisition was considered an acquisition of assets for tax purposes and, accordingly, a significant portion of the $22.2 million of goodwill recognized was deductible for tax purposes. Identifiable intangible assets related to this acquisition totaled $15.5 million, of which $11.8 million was attributable to a customer related intangible asset, with an estimated useful life of fourteen years and $3.6 million was attributable to developed technology with a useful life of five years. In addition, the Company acquired current assets of $2.9 million and assumed liabilities of $1.6 million. The allocation was finalized as of June 30, 2022. Results of operations have been included in the condensed consolidated financial statements of the Company’s Americas segment since the closing date.

2022 Acquisition

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

Goodwill recognized in the acquisition of Form I-9 Compliance is deductible for tax purposes. Results of operations have been included in the condensed consolidated financial statements of the Company’s Americas segment since the effective date of the acquisition.

Note 4. Property and Equipment, net

Property and equipment, net as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Furniture and equipment	$23,450	$20,462
Capitalized software for internal use, acquired by business combination	231,105	225,005
Capitalized software for internal use, developed internally or otherwise purchased	44,192	37,326
Leasehold improvements	2,902	3,001
Total property and equipment	301,649	285,794
Less: accumulated depreciation and amortization	(165,113)	(131,485)
Property and equipment, net	$136,536	$154,309

Depreciation and amortization expense of property and equipment was approximately $17.3 million and $17.5 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense of property and equipment was approximately $34.1 million and $34.0 million for the six months ended June 30, 2022 and 2021, respectively.

Note 5. Goodwill, Trade Name, and Customer Lists

The changes in the carrying amount of goodwill for the six months ended June 30, 2022 by reportable segment were as follows (in thousands):

	Americas	International	Total
Balance – December 31, 2021	$668,048	$125,844	$793,892
Acquisitions	9,116	—	9,116
Adjustments to initial purchase price allocations	(167)	—	(167)
Foreign currency translation	156	(6,441)	(6,285)
Balance – June 30, 2022	$677,153	$119,403	$796,556

The following summarizes the gross carrying value and accumulated amortization for the Company’s trade name and customer lists as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade name	$94,346	$(19,111)	$75,235	20 years
Customer lists	517,866	(160,169)	357,697	13-14 years
Total	$612,212	$(179,280)	$432,932

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade name	$95,026	$(15,441)	$79,585	20 years
Customer lists	515,524	(130,758)	384,766	14 years
Total	$610,550	$(146,199)	$464,351

Amortization expense of trade name and customer lists was approximately $17.1 million and $18.4 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense of trade name and customer lists was approximately $34.3 million and $36.7 million for the six months ended June 30, 2022 and 2021, respectively.

Note 6. Long-term Debt

The fair value of the Company’s long-term debt obligations approximated their book value as of June 30, 2022 and December 31, 2021 and consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Successor First Lien Credit Facility	$564,724	$564,724
Less: Deferred financing costs	(8,985)	(9,879)
Long-term debt, net	$555,739	$554,845

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

Additionally, in connection with the closing of the IPO, the Company entered into an amendment that increased the borrowing capacity under the Successor Revolver from $75.0 million to $100.0 million and extended the maturity date from January 31, 2025 to July 31, 2026. As of June 30, 2022, the Company had no outstanding amounts under the Successor Revolver, and therefore was not subject to the consolidated first lien leverage ratio covenant and was compliant with all other covenants under the agreement.

Note 7. Derivatives

In February 2020, the Company entered into an interest rate collar agreement with a counterparty bank in order to reduce its exposure to interest rate volatility. In this agreement, the Company and the counterparty bank agreed to a one-month USD LIBOR floor of 0.48% and a cap of 1.50% on a portion of the Company’s Successor First Lien Facility. The notional amount of this agreement was $405.0 million through February 2022 at which time the notional amount was reduced to $300.0 million through February 2024.

The following is a summary of location and fair value of the financial position recorded related to the derivative instruments (in thousands):

		Fair Value
Derivatives not designated as hedging instruments	Balance Sheet Location	As of June 30, 2022	As of December 31, 2021
Interest rate swaps	Prepaid expenses and other current assets	$8,036	$197

The following is a summary of location and amount of gains and (losses) recorded related to the derivative instruments (in thousands):

		Gain/(Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Income Statement Location	2022	2021	2022	2021
Interest rate swaps	Interest expense, net	$2,119	$(79)	$7,378	$953

Note 8. Income Taxes

The Company’s income tax expense and balance sheet accounts reflect the results of the Company and its subsidiaries.

For the three and six months ended June 30, 2022, the Company estimated the annual effective tax rate based on projected income for the full year and recorded a quarterly tax provision in accordance with the annual effective tax rate and adjusted for discrete tax items in the period.

The effective income tax rate for the three and six months ended June 30, 2022 was 27.6%. The Company’s effective income tax rate for the three and six months ended June 30, 2022 was higher than the U.S. federal statutory rate of 21% primarily due to Global Intangible Low-Taxed Income (“GILTI”) inclusion, nondeductible share-based compensation, and U.S. state income taxes.

The Company’s effective income tax rate for the three and six months ended June 30, 2021 was 44.8% and 8.1%, respectively. The Company’s effective income tax rate for the three months ended June 30, 2021 was higher than the U.S. federal statutory rate of 21% primarily due to the increase of the deferred income tax liability on intangibles as a result of the UK corporate income tax rate increase and U.S. state income taxes. The Company’s effective income tax rate for the six months ended June 30, 2021 was lower than the U.S. federal statutory rate of 21% primarily due to the increase of the deferred income tax liability on intangibles as a result of the UK corporate income tax rate increase, foreign withholding tax and U.S. state income tax expenses on losses before provision for income taxes for the six months ended June 30, 2021.

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

Accordingly, in any period, the Company does not recognize a significant amount of revenues from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenues recognized during the three and six months ended June 30, 2022 and 2021 were immaterial.

Contract assets and liabilities

The contract asset balance was $9.4 million and $7.4 million as of June 30, 2022 and December 31, 2021, respectively, and is included in accounts receivable, net in the accompanying condensed consolidated balance sheets. The contract liability balance was $0.7 million and $0.9 million as of June 30, 2022 and December 31, 2021, respectively, and is included in deferred revenues in the accompanying condensed consolidated balance sheets. An immaterial amount of revenues was recognized in the current period related to the beginning balance of deferred revenues.

Concentrations

The Company did not have any customers which represented 10% or more of consolidated revenues for the three and six months ended June 30, 2022 and 2021. Additionally, the Company did not have any customers which represented 10% or more of consolidated accounts receivable, net for any period presented.

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

Note 10. Share-based Compensation

Share-based compensation expense is recognized in cost of services, product and technology expense, and selling, general, and administrative expense, in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Share-based compensation expense
Cost of services	$277	$41	$551	$73
Product and technology expense	312	67	516	121
Selling, general, and administrative expense	1,354	2,556	2,735	3,032
Total share-based compensation expense	$1,943	$2,664	$3,802	$3,226

Successor Plan

Prior to the IPO, all share-based awards were issued by Fastball Holdco, L.P., the Company’s previous parent company under individual grant agreements and the partnership agreement of such parent company (collectively the “Successor Plan”).

Awards issued under the Successor Plan consist of options and profits interests and vest based on two criteria (50% each): (1) Time — awards vest over five years at a rate of 20% per year; and (2) Performance — awards vest based upon a combination of the five year time vesting, subject to the Company’s investors receiving a targeted money-on-money return. Options issued under the Successor Plan generally expire ten years after the grant date. No awards were issued under the plan during the period from January 1, 2021 through June 30, 2021.

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

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2021	Grants outstanding	3,519,563	$6.66
	Grants exercised	(192,230)	$6.67
	Grants cancelled/forfeited	(113,264)	$6.61
June 30, 2022	Grants outstanding	3,214,069	$6.66	7.7 Years	$19.3 million
June 30, 2022	Grants vested	820,282	$6.64	7.7 Years	$4.9 million
June 30, 2022	Grants unvested	2,393,787	$6.67

2021 Equity Plan

In connection with the IPO, the Company adopted the 2021 Equity Plan. The 2021 Equity Plan is intended to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders. The 2021 Equity Plan provides for the grant of awards of stock options, stock appreciation rights, restricted shares, restricted stock units, and other equity-based or cash-based awards as determined by the Company’s Compensation Committee. The 2021 Equity Plan initially had a total of 17,525,000 shares of common stock reserved. The number of reserved shares automatically increases on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030, in an amount equal to the lesser of (x) 2.5% of the total number of shares of common stock outstanding on the last day of the immediately preceding calendar year and (y) a number of shares as determined by the Board of Directors. As of June 30, 2022, 13,711,950 shares were available for issuance under the 2021 Equity Plan.

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

A summary of the option activity for the six months ended June 30, 2022 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2021	Grants outstanding	3,714,540	$15.33
	Grants issued	496,627	$14.82
	Grants cancelled/forfeited	(8,800)	$17.52
June 30, 2022	Grants outstanding	4,202,367	$15.27	9.1 Years	—
June 30, 2022	Grants vested	999,352	$15.07	9.0 Years	—
June 30, 2022	Grants unvested	3,203,015	$15.33

The fair value for stock options granted for the six months ended June 30, 2022 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighed average assumptions:

Options
Expected stock price volatility	34.60%
Risk-free interest rate	2.78%
Expected term (in years)	6.2
Estimated fair-value of the underlying unit	$14.82

Restricted Stock Units

Restricted stock units (“RSU”) vest annually, generally over three to five years.

A summary of the RSU activity for the six months ended June 30, 2022 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2021	Nonvested RSUs	340,875	$17.19
	Granted	178,650	$14.40
	Vested	(38,600)	$16.54
	Forfeited	(4,400)	$17.52
June 30, 2022	Nonvested RSUs	476,525	$16.19

Restricted Stock

The following table summarizes the restricted stock issued by the Company. These include grants of unvested Successor profits interests grants that were converted into restricted stock as described above, as well as restricted stock issued to new recipients. The restricted stock granted as a result of the conversion of Successor profits interests retain the vesting attributes (including original service period vesting start date) of the original award. A summary of the restricted stock activity for the six months ended June 30, 2022 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2021	Nonvested restricted stock	2,613,359	$3.85
	Granted	—	$—
	Vested	(332,059)	$3.85
June 30, 2022	Nonvested restricted stock	2,281,300	$3.85

As of June 30, 2022, the Company had approximately $38.1 million of unrecognized pre-tax noncash compensation expense, comprised of approximately $8.3 million related to restricted stock, $7.2 million related to restricted stock units, and approximately $22.6 million related to stock options, which the Company expects to recognize over a weighted average period of 3.4 years.

2021 Employee Stock Purchase Plan

On June 25, 2021, in connection with the IPO, the Company adopted the First Advantage Corporation 2021 Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation to acquire Company stock during designated offering periods. During each offering period, there will be one six-month purchase period, which will have the same duration and coincide with the length of the offering period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. No purchases have been made under the ESPP as of June 30, 2022.

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

As of June 30, 2022, no preferred stock had been issued and 153,125,085 shares of common stock were issued and outstanding.

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

For all pending matters, the Company believes it has meritorious defenses and intends to defend vigorously or otherwise seek indemnification from other parties as appropriate. However, the Company has recorded a liability of $3.6 million and $7.9 million at June 30, 2022 and December 31, 2021, respectively, for matters that it believes a loss is both probable and estimable. This is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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

Note 13. Leases

Effective January 1, 2022 the Company adopted ASC 842, which requires recognition of right of use (“ROU”) assets and lease liabilities on the balance sheet, based on the present value of the future minimum rental payments for existing operating leases. The Company adopted the provisions of ASC 842 on January 1, 2022 using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption in line with the new transition method allowed under ASU 2018-11. ASC 842 provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients” which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. The Company did not elect the use-of-hindsight and elected the practical expedient pertaining to land easements. The new standard also provides practical expedients for an entity’s ongoing accounting for leases. The Company elected the short-term lease exemption for all leases that qualify, meaning the Company will not recognize ROU assets or lease liabilities for leases with terms shorter than twelve months. The Company also elected the practical expedient to not separate lease and non-lease components for a majority of its asset classes, including real estate and most equipment.

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

The Company determines if a contract is or contains a lease at inception. The Company has operating and finance leases for office space, data centers, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company enters into lease contracts ranging from 1 to 9 years with a majority of the Company’s lease terms ranging from 3 to 5 years.

Some leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. The exercise of these lease renewal options is at the Company’s sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

Certain of our leases include rental payments that will adjust periodically for inflation or certain adjustments based on step increases. An insignificant number of our leases contain residual value guarantees and none of our agreements contain material restrictive covenants. Variable rent expenses consist primarily of maintenance, property taxes, and charges based on usage.

The components of lease costs are as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease costs
Fixed	$1,828	$3,587
Short-term	55	113
Variable	8	14
Sub-leases	(12)	(12)
Total operating lease costs	$1,878	$3,701

Finance lease costs
Amortization of leased assets	$190	$400
Interest on lease liabilities	10	21
Total finance lease costs	$200	$421
Total lease cost	$2,078	$4,122

Supplemental balance sheet information related to leases is as follows (in thousands):

	Classification	June 30, 2022
Assets
Operating leases
Right of use operating lease assets	Other assets	$16,008
Finance leases
Property and equipment, gross	Property and equipment, net	5,098
Accumulated depreciation	Property and equipment, net	(4,706)
Property and equipment, net	Property and equipment, net	392
Total lease assets		$16,400

Liabilities
Operating leases
Other current	Current portion of operating lease liability	$6,070
Non-current	Operating lease liability, less current portion	11,514
Total operating liabilities		17,584
Finance leases
Other current	Accrued liabilities	502
Non-current	Other liabilities	30
Total finance liabilities		532
Total lease liabilities		$18,116

Maturities of lease liabilities are as follows (in thousands):

Years Ending December 31,
	Finance Leases	Operating Leases	Total
2022 (excluding the six months ended June 30, 2022)	$435	$3,919	$4,354
2023	108	6,153	6,261
2024	—	5,357	5,357
2025	—	2,096	2,096
2026	—	1,584	1,584
Thereafter	—	402	402
Total minimum lease payments	$543	$19,511	$20,054
Less: Imputed interest	(11)	(1,511)
Present value of minimum lease payments	$532	$18,000

For additional information regarding the Company’s Commitments and Contingencies as of December 31, 2021 as disclosed for capital and operating leases, see Note 12 in its 2021 Annual Report filed on Form 10-K.

Lease term and discount rates are as follows:

June 30, 2022
Weighted average remaining lease term
Operating leases	3.2 Years
Finance leases	0.7 Years

Weighted average discount rate
Operating leases	4.81%
Finance leases	5.39%

Supplemental cash flow information related to leases was as follows (in thousands):

Six Months Ended June 30, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$3,906
Operating cash flows from finance leases	20
Financing cash flows from finance leases	459
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19,783
Finance leases	—
Amortization:
Amortization of right-of-use operating lease assets (1)	$3,200

(1)
Amortization of right of use operating lease assets during the period is reflected in operating lease liabilities on the condensed consolidated statements of cash flows.

Note 14. Related Party Transactions

The Company has no material related party transactions.

Note 15. Net Income (Loss) Per Share

Basic weighted-average shares outstanding excludes nonvested restricted stock. Diluted weighted average shares outstanding is similar to basic weighted-average shares outstanding, except that the weighted-average number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common share had been issued, including the dilutive impact of nonvested restricted stock. The Company did not have any potentially dilutive securities during the six months ended June 30, 2022. Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic net income (loss) per share	$0.09	$0.03	$0.18	$(0.12)
Diluted net income (loss) per share	$0.09	$0.03	$0.18	$(0.12)
Numerator:
Net income (loss) (in thousands)	$14,236	$3,770	$27,249	$(15,619)
Denominator:
Weighted average number of shares outstanding - basic	150,748,211	131,507,005	150,644,034	130,757,666
Add stock options to purchase shares and restricted stock units	1,612,139	3,861,904	1,717,754	—
Weighted average number of shares outstanding - diluted	152,360,350	135,368,909	152,361,788	130,757,666

For the three and six months ended June 30, 2022, 2,533,594 and 2,292,520 stock options were excluded from the calculation of diluted net income (loss) per share, respectively, because their effects were anti-dilutive.

Note 16. Reportable Segments

During the first quarter of 2022, the Company made organizational changes and modified additional information provided to its CODM to better align with how its CODM assesses performance and allocates resources. As a result, we have two reportable segments, Americas and International. Our CODM uses the profit measure of Adjusted EBITDA, on both a consolidated and a segment basis, to allocate resources and assess performance of our businesses. We use Adjusted EBITDA as our profit measure because it eliminates the impact of certain items that we do not consider indicative of operating performance, which is useful to compare operating results between periods. Our board of directors and executive management team also use Adjusted EBITDA as a compensation measure for both segment and corporate management under our incentive compensation plans. Adjusted EBITDA is also a measure frequently used by securities analysts, investors, and other interested parties in their evaluation of the operating performance of companies similar to ours.

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

The following is a description of our two reportable segments:

Americas. This segment performs a variety of background check and compliance services across all phases of the workforce lifecycle from pre-onboarding services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent and extended workers, drivers, tenants, and volunteers. We generally classify our service offerings into three categories: pre-onboarding, post-onboarding, and adjacent products. We deliver our solutions across multiple vertical industries in the United States, Canada, and Latin America markets.

International. The International segment provides services similar to our Americas segment in regions outside of the Americas. We primarily deliver our solutions across multiple vertical industries in the Europe, India, and Asia Pacific markets.

A reconciliation of Segment Adjusted EBITDA to net income (loss) for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted EBITDA
Americas	$52,954	$49,208	$99,773	$83,055
International	7,880	7,114	14,661	9,857
Total	$60,834	$56,322	$114,434	$92,912
Adjustments to reconcile to net income (loss):
Interest expense, net	3,112	10,452	2,262	17,169
Provision (benefit) for income taxes	5,432	3,063	10,367	(1,372)
Depreciation and amortization	34,407	35,918	68,441	70,681
Loss on extinguishment of debt	—	—	—	13,938
Share-based compensation	1,943	2,664	3,802	3,226
Transaction and acquisition-related charges (a)	1,179	382	2,677	4,366
Integration, restructuring, and other charges (b)	525	73	(364)	523
Net income (loss)	$14,236	$3,770	$27,249	$(15,619)
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally includes incremental professional service fees incurred related to the initial public offering and subsequent one-time compliance efforts. The three and six months ended June 30, 2022 includes a transaction bonus expense related to one of the Company’s 2021 acquisitions.
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

The following summarizes revenues by geographical region for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Americas	$170,591	$146,300	$330,679	$262,823
International	33,044	30,080	64,785	46,642
Eliminations	(2,074)	(1,554)	(4,022)	(2,569)
Total revenues	$201,561	$174,826	$391,442	$306,896

The following table sets forth net long-lived assets by geographic area as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Long-lived assets, net
United States, country of domicile	$1,186,972	$1,213,093
All other countries	195,060	199,459
Total long-lived assets, net	$1,382,032	$1,412,552

Note 17. Subsequent Events

On August 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock over the 12 month period ending August 2, 2023 (the “Repurchase Program”). Stock repurchases may be effected through open market repurchases at prevailing market prices, including through the use of block trades and trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately-negotiated transactions, through other transactions in accordance with applicable securities laws, or a combination of these methods on such terms and in such amounts as the Company deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing, manner, value, and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price and liquidity requirements, other business considerations and general market and economic conditions. No shares will be purchased from SLP Fastball Aggregator, L.P. and its affiliates. The Company may discontinue or modify purchases without notice at any time. The Company plans to use its existing cash to fund repurchases made under the share repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of First Advantage Corporation’s financial condition and results of operations is provided as a supplement to the condensed consolidated financial statements for the three and six months ended June 30, 2022, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

These forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Such risks and uncertainties include, but are not limited to, the following: the impact of COVID-19 and related continuously evolving risks to our results of operations, financial position and/or liquidity; our operations in a highly regulated industry and the fact that we are subject to numerous and evolving laws and regulations, including with respect to personal data and data security; our reliance on third-party data providers; negative changes in external events beyond our control, including our customers’ onboarding volumes, economic drivers which are sensitive to macroeconomic cycles, such as interest rate volatility and inflation, geopolitical unrest, and the COVID-19 pandemic; potential harm to our business, brand, and reputation as a result of security breaches, cyber-attacks or the mishandling of personal data; liability and litigation due to the sensitive and privacy-driven nature of our products and solutions, which could be costly and time-consuming to defend and may not be fully covered by insurance; the continued integration of our platforms and solutions with human resource providers such as applicant tracking systems and human capital management systems as well as our relationships with such human resource providers; risks relating to public opinion, which may be magnified by incidents or adverse publicity concerning our industry or operations; our contracts with our customers, which do not guarantee exclusivity or contracted volumes; our reliance on third-party vendors to carry out certain portions of our operations; disruptions, outages, or other errors with our technology and network infrastructure, including our data centers, servers and third-party cloud and internet providers and our migration to the cloud; disruptions at our Global Operating Center and other operating centers; operating in a penetrated and competitive market; our ability to obtain, maintain, protect, and enforce our intellectual property and other proprietary information; our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations; Silver Lake’s control of us and the potential conflict of its interest with ours or those of our stockholders; our ability to maintain, protect, and enforce the confidentiality of our trade secrets; the use of open-source software in our applications; the indemnification provisions in our contracts with our customers and third-party data suppliers; our ability to identify attractive targets or successfully complete such transactions; our international business; our dependence on the service of our key executive and other employees, and our ability to find and retain qualified employees; seasonality in our operations from quarter to quarter; failure to comply with anti-corruption laws and regulations; and changing interpretations of tax laws.

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
•
“Revenues attributable to the Company’s acquisitions” means revenues recognized in the first year following each acquisition; and
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

Website and Social Media Disclosure

We use our websites (https://fadv.com/ and https://investors.fadv.com/) to distribute company information. We make available free of charge a variety of information for investors, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”). The information we post on our websites may be deemed material. Accordingly, investors should monitor our websites, in addition to following our press releases, filings with the SEC, and public conference calls and webcasts. In addition, you may opt in to automatically receive email alerts and other information about First Advantage when you enroll your email address by visiting the “Email Alerts” section of our investor website at https://investors.fadv.com/. The contents of our websites and social media channels are not, however, a part of this Quarterly Report on Form 10-Q.

Overview

First Advantage is a leading global provider of HR technology solutions for screening, verifications, safety, and compliance. We deliver innovative solutions and insights that help our customers manage risk and hire the best talent. Enabled by our core proprietary technology, our products and solutions help companies protect their brands and provide safer environments for their customers and their most important resources: employees, contractors, contingent and extended workers, drivers, tenants, and volunteers.

Our comprehensive product suite includes criminal background checks, drug / health screening, extended workforce screening, biometrics and identity, education / work verifications, resident screening, fleet / driver compliance, executive screening, data analytics, continuous monitoring, social media monitoring, and hiring tax incentives. We derive a substantial majority of our revenues from pre-onboarding screening and perform screens in over 200 countries and territories, enabling us to serve as a one-stop-shop provider to both multinational companies and growth companies. Our more than 33,000 customers are global enterprises, mid-sized companies, and small companies, and our products and solutions are used by personnel in recruiting, human resources, risk, compliance, vendor management, safety, and/or security.

Our products are sold both individually and bundled. The First Advantage platform offers flexibility for customers to specify which products to include in their screening package, such as Social Security numbers, criminal records, education and work verifications, sex offender registry, and global sanctions. Generally, our customers order a bundled background screening package or selected combination of screens related to a single individual before they onboard that individual. The type and mix of products and solutions we sell to a customer vary by customer size, their screening requirements, and industry vertical. Therefore, order volumes are not comparable across both customers and periods. Pricing can also vary considerably by customer depending on the product mix in their screening packages, order volumes, screening requirements and preferences, pass-through and third-party out of pocket costs, and bundling of products.

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

We generated revenues of $201.6 million for the three months ended June 30, 2022, as compared to $174.8 million for the three months ended June 30, 2021 and generated revenues of $391.4 million for the six months ended June 30, 2022, as compared to $306.9 million for the six months ended June 30, 2021.These increases were driven by continued strength across our business, favorable trends in the jobs market, as well as the addition of a number of large new customers, upselling and cross-selling existing customers, and continued demand across our existing customer base. We have experienced additional increases as a result of our recent acquisitions. Approximately 83% of our revenues for the six months ended June 30, 2022 was generated in the Americas, predominantly in the United States, while the remaining 17% was generated internationally. Other than the United States, no single country accounted for 10% or more of our total revenues for the three and six months ended June 30, 2022. Please refer to “Results of Operations” for further details.

Segments

During the first quarter of 2022, the Company made organizational changes and modified additional information provided to its chief operating decision maker (“CODM”) to better align with how its CODM assesses performance and allocates resources. As a result, the Company now has two reportable segments, Americas and International:

•
Americas. This segment performs a variety of background check and compliance services across all phases of the workforce lifecycle from pre-onboarding services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent and extended workers, drivers, tenants, and volunteers. We generally classify our service offerings into three categories: pre-onboarding, post-onboarding, and adjacent products. We deliver our solutions across multiple vertical industries in the United States, Canada, and Latin America markets.
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

COVID-19 Update

The Company continues to monitor how COVID-19 is affecting its employees, customers, and business operations. In our continued response to the COVID-19 pandemic, we implemented operational changes to promote the safety of our workforce and to allow us to continue to serve our customers. In the markets in which we operate, we saw generally improving macroeconomic conditions and steady improvements in our results of operations in 2021 and into 2022.

In the United States, we saw positive macroeconomic and labor market conditions throughout 2021 and into 2022, including overall gross domestic product (“GDP”) growth and low unemployment rates. We saw similar improvements in our international markets, although in certain of these markets there are higher ongoing concerns about the impact of COVID-19. These overall positive economic conditions have helped support our 2022 results, with revenues for the six months ended June 30, 2022 growing 27.5% compared to the six months ended June 30, 2021. Further discussion regarding the impact of the pandemic on our operations for the three and six months ended June 30, 2022 and 2021 is provided within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Given the ongoing uncertainty and unpredictable nature of the pandemic and related macroeconomic factors, including the impact of virus variants and the effectiveness of vaccines against those variants, COVID-19 may have a material and adverse impact on various aspects of our business in the future, including our results of operations. The Company will continue to monitor the associated impacts and take appropriate actions in an effort to mitigate the COVID-19 pandemic’s negative effects on the Company’s operations and financial results. For additional information, see our “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Standards

See Note 2 to the condensed consolidated financial statements for disclosure of the impact that recent accounting pronouncements may have on the condensed consolidated financial statements.

Components of our Results of Operations

Revenues

The Company derives revenues from a variety of background screening and adjacent products that cover all phases of the workforce lifecycle from pre-onboarding screening services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent and extended workers, drivers, tenants, and volunteers. We generally classify our products and solutions into three major categories: pre-onboarding, post-onboarding, and adjacent products, each of which is enabled by our technology, proprietary databases, and data analytics capabilities. Pre-onboarding products, which comprise the substantial majority of our revenues, span an extensive array of products that customers typically utilize to enhance their applicant evaluation process and ensure compliance with their workforce onboarding criteria from the time an application is submitted to an applicant’s successful onboarding. Post-onboarding products are comprised of continuous monitoring, re-screening, and other solutions to help our customers keep their end customers, workforces, and other stakeholders safer, productive, and compliant. Adjacent products include products that complement our pre-onboarding and post-onboarding solutions such as fleet / vehicle compliance, hiring tax credits and incentives, resident / tenant screening, employment eligibility, and investigative research.

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
•
Depreciation and Amortization: Property and equipment consisting mainly of capitalized software costs, furniture, hardware, and leasehold improvements are depreciated or amortized and reflected as operating expenses. We also amortize the capitalized costs of finite-life intangible assets acquired in connection with business combinations.

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

Other Expense (Income)

Our other expense (income) consists of the following:

•
Interest Expense, Net: Relates primarily to our debt service costs, the interest-related unrealized gains and losses of our interest rate swaps and, to a lesser extent, the interest on our capital lease obligations and the amortization of deferred financing costs. Additionally, interest expense, net includes interest income earnings on our cash and cash equivalent balances held in interest-bearing accounts. We also earn interest income on our short-term investments which are fixed-time deposits having a maturity date within twelve months.
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

Comparison of Results of Operations for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021
Revenues	$201,561	$174,826	$391,442	$306,896

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	100,292	84,868	196,723	150,813
Product and technology expense	12,946	11,680	26,719	22,233
Selling, general, and administrative expense	31,136	25,075	59,681	49,053
Depreciation and amortization	34,407	35,918	68,441	70,681
Total operating expenses	178,781	157,541	351,564	292,780
Income from operations	22,780	17,285	39,878	14,116

Other Expense (Income):
Interest expense, net	3,112	10,452	2,262	17,169
Loss on extinguishment of debt	—	—	—	13,938
Total other expense (income)	3,112	10,452	2,262	31,107
Income (loss) before provision for income taxes	19,668	6,833	37,616	(16,991)
Provision (benefit) for income taxes	5,432	3,063	10,367	(1,372)
Net income (loss)	$14,236	$3,770	$27,249	$(15,619)
Net income (loss) margin	7.1%	2.2%	7.0%	(5.1)%

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenues
Americas	$170,591	$146,300	$330,679	$262,823
International	33,044	30,080	64,785	46,642
Eliminations	(2,074)	(1,554)	(4,022)	(2,569)
Total revenues	$201,561	$174,826	$391,442	$306,896

Revenues were $201.6 million for the three months ended June 30, 2022, compared to $174.8 million for the three months ended June 30, 2021. Revenues for the three months ended June 30, 2022 increased by $26.7 million, or 15.3%, compared to the three months ended June 30, 2021.

The increase in revenues was primarily due to:

•
a net increase of $9.6 million in existing customer revenues as compared to the three months ended June 30, 2021, primarily driven by continued strength across our business, which was supported by positive jobs market trends including sustained job switching and churn. These existing customer increases were offset by the impact of lost accounts;
•
increased revenues of $8.8 million attributable to new customers in both the Americas and International segments; and
•
revenues of $8.3 million attributable to the Company’s acquisitions in the Americas segment.

Revenues were $391.4 million for the six months ended June 30, 2022, compared to $306.9 million for the six months ended June 30, 2021. Revenues for the six months ended June 30, 2022 increased by $84.5 million, or 27.5%, compared to the six months ended June 30, 2021.

The increase in revenues was primarily due to:

•
a net increase of $43.5 million in existing customer revenues as compared to the six months ended June 30, 2021, primarily driven by continued strength across our business, which was supported by positive jobs market trends including sustained job switching and churn. These existing customer increases were offset by the impact of lost accounts;
•
revenues of $23.1 million attributable to the Company’s acquisitions in the Americas and International segments; and
•
increased revenues of $17.9 million attributable to new customers in both the Americas and International segments.

The Company experienced high demand among customers across numerous industry verticals and account sizes in both its Americas and International segments. Pricing remained relatively stable across all periods.

Cost of Services

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021
Revenues	$201,561	$174,826	$391,442	$306,896
Cost of services	100,292	84,868	196,723	150,813
Cost of services as a % of revenue	49.8%	48.5%	50.3%	49.1%

Cost of services was $100.3 million for the three months ended June 30, 2022, compared to $84.9 million for the three months ended June 30, 2021. Cost of services for the three months ended June 30, 2022 increased by $15.4 million, or 18.2%, compared to the three months ended June 30, 2021.

The increase in cost of services was primarily due to:

•
an increase in variable third-party data expenses of $10.1 million as a direct result of increased revenues, increases in the prices of certain third-party data usage, and variation in customer ordering mix;
•
a $4.7 million increase in personnel related expenses in our operations and customer care functions as a result of additional operational support headcount to process and fulfill the Company’s order volume growth; and
•
a number of cost of services related operating expense increases attributable to insurance, travel, and other expenses related to the increased revenue volumes experienced in 2022. This was partially offset by foreign exchange gains.

Cost of services as a percentage of revenues was 49.8% for the three months ended June 30, 2022, compared to 48.5% for the three months ended June 30, 2021. The cost of services percentage of revenues in the second quarter 2022 was impacted by increases in certain third-party data costs, variation in customer ordering mix, and acquisitions having a larger mix of third-party data expenses. This increase was partially offset by cost savings from the Company’s continued internal operating efficiencies and automation.

Cost of services was $196.7 million for the six months ended June 30, 2022, compared to $150.8 million for the six months ended June 30, 2021. Cost of services for the six months ended June 30, 2022 increased by $45.9 million, or 30.4%, compared to the six months ended June 30, 2021.

The increase in cost of services was primarily due to:

•
an increase in variable third-party data expenses of $34.1 million as a direct result of increased revenues, increases in the prices of certain third-party data usage, variation in customer ordering mix, and acquisitions having a larger mix of third-party data expenses;
•
a $10.7 million increase in personnel related expenses in our operations and customer care functions as a result of additional operational support headcount to process and fulfill the Company’s order volume growth; and
•
a number of cost of services related operating expense increases attributable to insurance, travel, software licenses, and other expenses related to the increased revenue volumes experienced in 2022.

The increase in cost of services was partially offset by:

•
foreign currency exchange gains of $0.8 million due to the impact of foreign exchange rate volatility.

Cost of services as a percentage of revenues was 50.3% for the six months ended June 30, 2022, compared to 49.1% for the six months ended June 30, 2021. The cost of services percentage of revenues for the six months ended June 30, 2022 was impacted by increases in certain third-party data costs, variation in customer ordering mix, and acquisitions having a larger mix of third-party data expenses. This increase was partially offset by cost savings from the Company’s continued internal operating efficiencies and automation.

Product and Technology Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Product and technology expense	$12,946	$11,680	$26,719	$22,233

Product and technology expense was $12.9 million for the three months ended June 30, 2022, compared to $11.7 million for the three months ended June 30, 2021. Product and technology expense for the three months ended June 30, 2022 increased by $1.3 million, or 10.8%, compared to the three months ended June 30, 2021.

The increase in product and technology expense was primarily due to:

•
a $1.5 million increase in software licensing related expenses.

Product and technology expense was $26.7 million for the six months ended June 30, 2022, compared to $22.2 million for the six months ended June 30, 2021. Product and technology expense for the six months ended June 30, 2022 increased by $4.5 million, or 20.2%, compared to the six months ended June 30, 2021.

The increase in product and technology expense was primarily due to:

•
a $2.6 million increase in software licensing related expenses; and
•
a $1.4 million increase in personnel-related expenses as a result of additional investments made to enhance our product, solutions, and technology platform.

Selling, General, and Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Selling, general, and administrative expense	$31,136	$25,075	$59,681	$49,053

Selling, general, and administrative expense was $31.1 million for the three months ended June 30, 2022, compared to $25.1 million for the three months ended June 30, 2021. Selling, general, and administrative expense for the three months ended June 30, 2022 increased by $6.1 million, or 24.2%, compared to the three months ended June 30, 2021.

Selling, general, and administrative expense increased primarily due to:

•
a $2.1 million increase in personnel related expenses primarily due to additional investments made in the Company’s Sales and Customer Success functions and additional headcount related to the Company’s growth and operating as a public company;
•
a $1.3 million increase in expenses related to litigation activities in the ordinary course of business;
•
a $0.9 million increase in marketing related expenses;
•
a $0.9 million increase in liability insurance related expenses; and
•
a number of other corporate expenses that increased primarily as a result of the Company now being a publicly traded company and the Company’s M&A activity.

The increase in selling, general, and administrative expense was partially offset by:

•
a $1.2 million decrease in share-based compensation expenses as a result of performance related vesting due to the Company’s IPO and incremental awards granted in conjunction with the IPO in 2021 which did not reoccur in 2022.

Selling, general, and administrative expense was $59.7 million for the six months ended June 30, 2022, compared to $49.1 million for the six months ended June 30, 2021. Selling, general, and administrative expense for the six months ended June 30, 2022 increased by $10.6 million, or 21.7%, compared to the six months ended June 30, 2021.

Selling, general, and administrative expense increased primarily due to:

•
a $5.0 million increase in personnel related expenses primarily due to additional investments made in the Company’s Sales and Customer Success functions and additional headcount related to the Company’s growth and operating as a public company;
•
a $1.8 million increase in liability insurance related expenses;
•
a $1.6 million increase in commissions and bonus related expenses due to the Company’s improved operating results during the six months ended June 30, 2022, as well as a transaction bonus expense related to one of the Company’s 2021 acquisitions;
•
a $1.1 million increase in marketing related expenses;
•
a $0.9 million increase in expenses related to litigation activities in the ordinary course of business; and
•
a number of other corporate expenses that increased primarily as a result of the Company now being a publicly traded company and the Company’s M&A activity.

The increase in selling, general, and administrative expense was partially offset by:

•
a $3.2 million decrease in professional service fees incurred related to the Company’s preparation for its 2021 IPO that did not reoccur in 2022.

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Depreciation and amortization	$34,407	$35,918	$68,441	$70,681

Depreciation and amortization was $34.4 million for the three months ended June 30, 2022, compared to $35.9 million for the three months ended June 30, 2021. Depreciation and amortization for the three months ended June 30, 2022 decreased by $1.5 million, or 4.2%, compared to the three months ended June 30, 2021. This decrease was partially offset by increases in depreciation related to assets placed in service during the three months ended June 30, 2022.

Depreciation and amortization was $68.4 million for the six months ended June 30, 2022, compared to $70.7 million for the six months ended June 30, 2021. Depreciation and amortization for the six months ended June 30, 2022 decreased by $2.2 million, or 3.2% compared to the six months ended June 30, 2021. This decrease was partially offset by increases in depreciation related to assets placed in service during the six months ended June 30, 2022.

Interest Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Interest expense, net	$3,112	$10,452	$2,262	$17,169

Interest expense, net was $3.1 million for the three months ended June 30, 2022, compared to $10.5 million for the three months ended June 30, 2021. Interest expense for the three months ended June 30, 2022 decreased by $7.3 million, or 70.2%, compared to the three months ended June 30, 2021.

The decrease in interest cost was primarily attributable to $2.1 million of unrealized gains on the interest rate swap as a result of the increased interest rate volatility observed in the second quarter of 2022. This decrease was further impacted by the prepayment of $200.0 million of the Successor First Lien Credit Facility in June 2021, resulting in interest rate savings due to lower principal and more favorable interest rate margins. These decreases were partially offset by higher interest expense on the Successor First Lien Credit Facility as a result of rising interest rates.

Interest expense, net was $2.3 million for the six months ended June 30, 2022, compared to $17.2 million for the six months ended June 30, 2021. Interest expense for the six months ended June 30, 2022 decreased by $14.9 million, or 86.8%, compared to the six months ended June 30, 2021.

The decrease in interest cost was primarily attributable to $7.4 million of unrealized gains on the interest rate swap as a result of the increased interest rate volatility observed in 2022. This decrease was further impacted by the Company’s February 2021 refinancing of the Successor First Lien Credit Facility, early repayment of the Successor Second Lien Credit Facility, and the prepayment of $200.0 million of the Successor First Lien Credit Facility in June 2021, resulting in interest rate savings due to lower principal and more favorable interest rate margins. These decreases were partially offset by higher interest expense on the Successor First Lien Credit Facility as a result of rising interest rates in 2022.

Loss on Extinguishment of Debt

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Loss on extinguishment of debt	$—	$—	$—	$13,938

Loss on extinguishment of debt for the six months ended June 30, 2021 relates to expenses stemming from the write-off of debt issuance costs associated with the February 2021 refinancing of the Successor First Lien Credit Facility.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Provision (benefit) for income taxes	$5,432	$3,063	$10,367	$(1,372)

Our provision for income taxes was $5.4 million for the three months ended June 30, 2022, compared to $3.1 million for the three months ended June 30, 2021. Our provision for income taxes for the three months ended June 30, 2022 increased by $2.4 million, compared to the three months ended June 30, 2021.

The increase in our provision for income taxes was primarily due to the increase of income before income taxes during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, due to improved operating results.

Our provision for income taxes was $10.4 million for the six months ended June 30, 2022, compared to a (benefit) for income taxes of $(1.4) million for the six months ended June 30, 2021. Our provision for income taxes for the six months ended June 30, 2022 increased by $11.7 million, compared to the six months ended June 30, 2021.

The increase in our provision for income taxes was primarily due to the increase of income before income taxes during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, due to improved operating results.

Net Income (Loss) and Net Income (Loss) Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021
Net income (loss)	$14,236	$3,770	$27,249	$(15,619)
Net income (loss) margin	7.1%	2.2%	7.0%	(5.1)%

Net income was $14.2 million for the three months ended June 30, 2022, compared to $3.8 million for the three months ended June 30, 2021. Net income for the three months ended June 30, 2022 increased by $10.5 million compared to the three months ended June 30, 2021.

Net income margin was 7.1% for the three months ended June 30, 2022, compared to 2.2% the three months ended June 30, 2021.

The improvement in our net income margin is attributable to our ability to leverage operating efficiencies to control our overall expenses while increasing revenues and our reduction in interest expense.

Net income was $27.2 million for the six months ended June 30, 2022, compared to a net (loss) of $(15.6) million for the six months ended June 30, 2021. Net income for the six months ended June 30, 2022 increased by $42.9 million compared to the six months ended June 30, 2021.

Net income (loss) margin was 7.0% for the six months ended June 30, 2022, compared to (5.1)% the six months ended June 30, 2021.

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

Adjusted EBITDA was $60.8 million for the three months ended June 30, 2022 and represented an Adjusted EBITDA Margin of 30.2%. Adjusted EBITDA was $56.3 million for the three months ended June 30, 2021 and represented an Adjusted EBITDA Margin of 32.2%. Adjusted EBITDA for the three months ended June 30, 2022 increased by $4.5 million, or 8.0%, compared to the three months ended June 30, 2021.

Adjusted EBITDA was $114.4 million for the six months ended June 30, 2022 and represented an Adjusted EBITDA Margin of 29.2%. Adjusted EBITDA was $92.9 million for the six months ended June 30, 2021 and represented an Adjusted EBITDA Margin of 30.3%. Adjusted EBITDA for the six months ended June 30, 2022 increased by $21.5 million, or 23.2%, compared to the six months ended June 30, 2021.

Growth in Adjusted EBITDA was driven primarily from revenue growth attributed to new and existing customers and the cost structure benefits of increased automation, operational efficiencies, and operating leverage, but partially offset by higher third-party data costs, incremental public company costs, increased insurance premiums, additional investments in technology and sales, and lower margin results from our acquisitions.

The following table presents a reconciliation of Adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$14,236	$3,770	$27,249	$(15,619)
Interest expense, net	3,112	10,452	2,262	17,169
Provision (benefit) for income taxes	5,432	3,063	10,367	(1,372)
Depreciation and amortization	34,407	35,918	68,441	70,681
Loss on extinguishment of debt	—	—	—	13,938
Share-based compensation	1,943	2,664	3,802	3,226
Transaction and acquisition-related charges (a)	1,179	382	2,677	4,366
Integration, restructuring, and other charges (b)	525	73	(364)	523
Adjusted EBITDA	$60,834	$56,322	$114,434	$92,912
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally includes incremental professional service fees incurred related to the initial public offering and subsequent one-time compliance efforts. The three and six months ended June 30, 2022 includes a transaction bonus expense related to one of the Company’s 2021 acquisitions.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021
Adjusted EBITDA	$60,834	$56,322	$114,434	$92,912
Revenues	201,561	174,826	391,442	306,896
Adjusted EBITDA Margin	30.2%	32.2%	29.2%	30.3%

The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin by segment for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021
Adjusted EBITDA (1):
Americas	$52,954	$49,208	$99,773	$83,055
International	7,880	7,114	14,661	9,857
Adjusted EBITDA	$60,834	$56,322	$114,434	$92,912

Revenues
Americas	$170,591	$146,300	$330,679	$262,823
International	33,044	30,080	64,785	46,642
Less: intersegment eliminations	(2,074)	(1,554)	(4,022)	(2,569)
Total revenues	$201,561	$174,826	$391,442	$306,896

Adjusted EBITDA Margin
Americas	31.0%	33.6%	30.2%	31.6%
International	23.8%	23.7%	22.6%	21.1%
Adjusted EBITDA Margin	30.2%	32.2%	29.2%	30.3%
(1)
See the reconciliation of net income to Adjusted EBITDA above. Segment Adjusted EBITDA margins are calculated using segment gross revenues and segment Adjusted EBITDA. Consolidated Adjusted EBITDA margin is calculated using consolidated revenues and consolidated Adjusted EBITDA.

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

Adjusted Net Income was $38.0 million for the three months ended June 30, 2022, compared to $33.2 million for the three months ended June 30, 2021. Adjusted Net Income for the three months ended June 30, 2022 increased by $4.8 million, or 14.5%, compared to the three months ended June 30, 2021.

Adjusted Diluted Earnings Per Share was $0.25 for the three months ended June 30, 2022 consistent with the three months ended June 30, 2021.

Adjusted Net Income was $71.5 million for the six months ended June 30, 2022, compared to $53.7 million for the six months ended June 30, 2021. Adjusted Net Income for the six months ended June 30, 2022 increased by $17.8 million, or 33.2%, compared to the six months ended June 30, 2021.

Adjusted Diluted Earnings Per Share was $0.47 for the six months ended June 30, 2022, compared to $0.40 for the six months ended June 30, 2021. Adjusted Diluted Earnings Per Share for the six months ended June 30, 2022 increased by $0.07, or 17.5% compared to the six months ended June 30, 2021.

This growth was driven primarily by the same factors contributing to Adjusted EBITDA growth, though Adjusted Net Income and Adjusted Diluted Earnings Per Share are also impacted by changes in acquisition-related depreciation and amortization and changes in our capital structure that are captured in interest expense. The prepayment of the Company’s Successor First Lien and Successor Second Lien debt and gains or losses on the Company’s interest rate swaps impact the comparability of Adjusted Net Income and Adjusted Diluted Earnings Per Share across historical periods. The IPO issuance of shares impacts the comparability of Adjusted Diluted Earnings Per Share across historical periods.

The following tables present a reconciliation of Adjusted Net Income for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$14,236	$3,770	$27,249	$(15,619)
Provision (benefit) for income taxes	5,432	3,063	10,367	(1,372)
Income (loss) before provision for income taxes	19,668	6,833	37,616	(16,991)
Debt-related charges(a)	(1,669)	4,355	(6,484)	19,266
Acquisition-related depreciation and amortization(b)	29,029	31,786	58,144	63,298
Share-based compensation	1,943	2,664	3,802	3,226
Transaction and acquisition-related charges(c)	1,179	382	2,677	4,366
Integration, restructuring, and other charges (d)	525	73	(364)	523
Adjusted Net Income before income tax effect	50,675	46,093	95,391	73,688
Less: Income tax effect(e)	12,669	12,896	23,888	19,988
Adjusted Net Income	$38,006	$33,197	$71,503	$53,700

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Diluted net income (loss) per share (GAAP)	$0.09	$0.03	$0.18	$(0.12)
Adjusted Net Income adjustments per share
Income taxes	0.04	0.02	0.07	(0.01)
Debt-related charges (a)	(0.01)	0.03	(0.04)	0.14
Acquisition-related depreciation and amortization (b)	0.19	0.25	0.38	0.49
Share-based compensation	0.01	0.02	0.02	0.02
Transaction and acquisition related charges (c)	0.01	0.00	0.02	0.03
Integration, restructuring, and other charges (d)	0.00	0.00	(0.00)	0.00
Adjusted income taxes (e)	(0.08)	(0.10)	(0.16)	(0.15)
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.25	$0.25	$0.47	$0.40

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP)	152,360,350	135,368,909	152,361,788	130,757,666
Options and restricted stock not included in weighted average number of shares outstanding—diluted (GAAP) (using treasury stock method)	—	—	—	3,861,904
Adjusted weighted average number of shares outstanding—diluted (Non-GAAP)	152,360,350	135,368,909	152,361,788	134,619,570
(a)
Represents the loss on extinguishment of debt and non-cash interest expense related to the amortization of debt issuance costs for the 2021 February refinancing and repayment of the Company’s Successor First Lien Credit Facility (as defined below) and Successor Second Lien Credit Facility (as defined below), respectively. Beginning in 2022, this adjustment also includes the impact of the change in fair value of interest rate swaps. This adjustment, which represents the fair value gains or losses on the interest rate swaps, was added as a result of the increased interest rate volatility observed in 2022. The Company determined that the impact to the previous year, ($0.1) million and $1.0 million for the three and six months ended June 30, 2021, respectively, was not significant and therefore the previously reported amounts will not be recast.
(b)
Represents the depreciation and amortization expense related to intangible assets and developed technology assets recorded due to the application of ASC 805, Business Combinations.
(c)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally includes incremental professional service fees incurred related to the initial public offering and subsequent one-time compliance efforts. The three and six months ended June 30, 2022 includes a transaction bonus expense related to one of the Company’s 2021 acquisitions.
(d)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to legal exposures inherited from legacy acquisitions, foreign currency (gains) losses, and (gains) losses on the sale of assets.
(e)
Effective tax rates of approximately 25.0% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three and six months ended June 30, 2022. Effective tax rates of approximately 28.0% and 27.1% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three and six months ended June 30, 2021, respectively. As of December 31, 2021, we had net operating loss carryforwards of approximately $120.1 million for federal income tax purposes available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we may pay for federal income taxes differs significantly from the effective income tax rate computed in accordance with GAAP and from the normalized rate shown above.

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

As of June 30, 2022, we had $352.3 million in cash and cash equivalents and $100.0 million available under our revolving credit facility. As of June 30, 2022, we had $564.7 million of total debt outstanding. We believe our cash on hand, together with amounts available under our revolving credit facility, and cash provided by operating activities are and will continue to be adequate to meet our operational and business needs in the next twelve months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings, or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors that may be beyond our control, including those described under our “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Share Repurchase Program

On August 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock over the 12 month period ending August 2, 2023 (the “Repurchase Program”). Stock repurchases may be effected through open market repurchases at prevailing market prices, including through the use of block trades and trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately-negotiated transactions, through other transactions in accordance with applicable securities laws, or a combination of these methods on such terms and in such amounts as the Company deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing, manner, value, and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price and liquidity requirements, other business considerations and general market and economic conditions. No shares will be purchased from SLP Fastball Aggregator, L.P. and its affiliates. The Company may discontinue or modify purchases without notice at any time. The Company plans to use its existing cash to fund repurchases made under the share repurchase program.

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

The credit agreement contains customary affirmative covenants, negative covenants, and events of default (including upon a change of control). The credit agreement also includes a “springing” first lien net leverage ratio test, applicable only to the revolving credit facility, that requires such ratio to be no greater than 7.75:1.00 on the last day of any fiscal quarter if more than 35.0% of the revolving credit facility is utilized on such date.

Cash Flow Analysis

Comparison of Cash Flows for the six months ended June 30, 2022 compared to the six months ended June 30, 2021

The following table is a summary of our cash flow activity for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$96,412	$56,098
Net cash used in investing activities	(34,363)	(19,003)
Net cash provided by financing activities	187	67,869

Cash Flows from Operating Activities

Net cash provided by operating activities was $96.4 million for the six months ended June 30, 20222, compared to $56.1 million for the six months ended June 30, 2021. Net cash provided by operating activities for the six months ended June 30, 2022 increased by $40.3 million compared to the six months ended June 30, 2021. Cash flows from operating activities was positively impacted by increased profitability related to the Company’s revenue growth from existing customers, new customer go-lives, and recent acquisitions and lower accounts receivable driven by increased cash collections.

Cash Flows from Investing Activities

Net cash used in investing activities was $34.4 million for the six months ended June 30, 2022, compared to $19.0 million for the six months ended June 30, 2021. Net cash used in investing activities for the six months ended June 30, 2022 increased by $15.4 million compared to the six months ended June 30, 2021. The cash flows used in investing activities for the six months ended June 30, 2022 were impacted by the $19.1 million acquisition of Form I-9 Compliance, net of cash acquired. The remaining investing cash flows are driven primarily by capitalized software development costs and purchases of property and equipment, which increased in 2022 as we continued to make incremental investments in our technology platform.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.2 million for the six months ended June 30, 2022, compared to $67.9 million for the six months ended June 30, 2021. Net cash used in financing activities for the six months ended June 30, 2022 decreased by $67.7 million compared to the six months ended June 30, 2021. Cash flows from financing activities for the six months ended June 30, 2022 were primarily driven by share-based compensation activity. These inflows were offset by cash outflows related to payments on capital lease obligations and a deferred purchase of a software platform.

Net cash provided by financing activities for the six months ended June 30, 2021 was primarily driven by the Company's completion of its IPO on June 25, 2021. Cash inflows related to the IPO were $320.6 million, partially offset by the use of proceeds which consisted of a $200.0 million repayment of the Company’s Successor First Lien Credit Facility and $1.0 million of offering cost payments.

Net cash provided by financing activities for the six months ended June 30, 2021 was incrementally driven by the Company’s February 2021 debt refinancing which consisted of a refinancing of the Successor First Lien Credit Facility and the full repayment of the Successor Second Lien Credit Facility. Cash outflows related to this refinancing were $308.5 million, partially offset by cash inflows of $261.4 million. As part of the refinancing, the Company paid $1.3 million related to new debt issuance costs. The remaining outflows primarily consisted of amortizing principal payments due under the first lien term loan facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K filed with the SEC on March 23, 2022.

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

Item 1A. Risk Factors.

As of June 30, 2022, no material changes had occurred in our risk factors, compared with the disclosure in our Annual Report on Form 10-K filed with the SEC on March 23, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 25, 2021, we completed our IPO. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-256622), declared effective by the SEC on June 22, 2021.

There has been no material change in the expected use of the net proceeds from our IPO as described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 23, 2022.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated herein by reference to Exhibit 3.1 of First Advantage’s Form 8-K filed on June 25, 2021).
3.2	Amended and Restated Bylaws of First Advantage Corporation (incorporated herein by reference to Exhibit 3.2 of First Advantage’s Form 8-K filed on June 25, 2021).
10.1	Form of Non-Employee Director Restricted Stock Unit Initial Award Grant Notice and Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan.
10.2	Form of Non-Employee Director Restricted Stock Unit Annual Award Grant Notice and Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan.
10.3	Form of Standard Option Award Grant Notice and Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan.
10.4	Form of Restricted Stock Unit Award Grant Notice and Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

FIRST ADVANTAGE CORPORATION

Date: August 4, 2022	By:	/s/ Scott Staples
Scott Staples
Chief Executive Officer (principal executive officer)

Date: August 4, 2022	By:	/s/ David L. Gamsey
David L. Gamsey
Executive Vice President & Chief Financial Officer (principal financial officer)