Form 10-Q
period 2022-09-30
FIRST ADVANTAGE CORP
filed 2022-11-08
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 151,929,522 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

First Advantage Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$390,262	$292,642
Restricted cash	138	148
Short-term investments	—	941
Accounts receivable (net of allowance for doubtful accounts of $1,126 and $1,258 at September 30, 2022 and December 31, 2021, respectively)	151,197	155,772
Prepaid expenses and other current assets	27,318	14,365
Income tax receivable	2,556	2,292
Total current assets	571,471	466,160
Property and equipment, net	125,623	154,309
Goodwill	791,574	793,892
Trade name, net	72,928	79,585
Customer lists, net	340,556	384,766
Deferred tax asset, net	1,744	1,413
Other assets	18,020	6,456
TOTAL ASSETS	$1,921,916	$1,886,581
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$52,285	$53,977
Accrued compensation	23,470	30,054
Accrued liabilities	17,873	21,829
Current portion of operating lease liability	5,500	—
Income tax payable	1,661	2,573
Deferred revenues	847	873
Total current liabilities	101,636	109,306
Long-term debt (net of deferred financing costs of $8,532 and $9,879 at September 30, 2022 and December 31, 2021, respectively)	556,192	554,845
Deferred tax liability, net	90,842	84,653
Operating lease liability, less current portion	9,947	—
Other liabilities	3,316	5,539
Total liabilities	761,933	754,343
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 153,169,055 and 152,901,040 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	153	153
Additional paid-in-capital	1,173,787	1,165,163
Accumulated earnings (deficit)	10,769	(31,441)
Accumulated other comprehensive (loss)	(24,726)	(1,637)
Total equity	1,159,983	1,132,238
TOTAL LIABILITIES AND EQUITY	$1,921,916	$1,886,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
REVENUES	$205,986	$192,867	$597,428	$499,763

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization below)	104,300	94,151	301,023	244,964
Product and technology expense	13,250	11,313	39,969	33,546
Selling, general, and administrative expense	28,034	27,203	87,715	76,256
Depreciation and amortization	34,744	35,812	103,185	106,493
Total operating expenses	180,328	168,479	531,892	461,259
INCOME FROM OPERATIONS	25,658	24,388	65,536	38,504

OTHER EXPENSE, NET:
Interest expense, net	1,740	4,706	4,002	21,875
Loss on extinguishment of debt	—	—	—	13,938
Total other expense, net	1,740	4,706	4,002	35,813
INCOME BEFORE PROVISION FOR INCOME TAXES	23,918	19,682	61,534	2,691
Provision for income taxes	6,709	3,397	17,076	2,025
NET INCOME	$17,209	$16,285	$44,458	$666

Foreign currency translation (loss)	(10,253)	(3,059)	(23,089)	(1,594)
COMPREHENSIVE INCOME (LOSS)	$6,956	$13,226	$21,369	$(928)

NET INCOME	$17,209	$16,285	$44,458	$666
Basic net income per share	$0.11	$0.11	$0.29	$0.00
Diluted net income per share	$0.11	$0.11	$0.29	$0.00
Weighted average number of shares outstanding - basic	150,930,340	149,943,998	150,740,518	137,232,289
Weighted average number of shares outstanding - diluted	152,357,307	152,400,419	152,375,212	138,170,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,458	$666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,185	106,493
Loss on extinguishment of debt	—	13,938
Amortization of deferred financing costs	1,347	5,496
Bad debt (recovery)	(6)	(163)
Deferred taxes	5,536	(4,465)
Share-based compensation	5,824	4,569
Loss (gain) on foreign currency exchange rates	115	(281)
Loss on disposal of property and equipment	197	80
Change in fair value of interest rate swaps	(11,376)	(845)
Changes in operating assets and liabilities:
Accounts receivable	3,063	(35,815)
Prepaid expenses and other assets	700	(14,096)
Accounts payable	165	1,547
Accrued compensation and accrued liabilities	(9,337)	5,898
Deferred revenues	(116)	73
Operating lease liabilities	(773)	—
Other liabilities	1,055	509
Income taxes receivable and payable, net	(1,195)	256
Net cash provided by operating activities	142,842	83,860
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments	826	305
Acquisitions of businesses, net of cash acquired	(19,044)	(7,588)
Purchases of property and equipment	(6,034)	(5,743)
Capitalized software development costs	(16,320)	(11,966)
Proceeds from disposal of property and equipment	46	—
Net cash used in investing activities	(40,526)	(24,992)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	320,559
Payments of initial public offering issuance costs	—	(3,848)
Shareholder distribution	—	(313)
Capital contributions	—	241
Share repurchases	(2,248)	—
Borrowings from Successor First Lien Credit Facility	—	261,413
Repayments of Successor First Lien Credit Facility	—	(363,875)
Repayment of Successor Second Lien Credit Facility	—	(146,584)
Payments of debt issuance costs	—	(1,257)
Payments on capital and finance lease obligations	(673)	(1,286)
Payments on deferred purchase agreements	(704)	(533)
Proceeds from issuance of common stock under share-based compensation plans	3,090	187
Net settlement of share-based compensation plan awards	(292)	(332)
Net cash (used in) provided by financing activities	(827)	64,372
Effect of exchange rate on cash, cash equivalents, and restricted cash	(3,879)	(522)
Increase in cash, cash equivalents, and restricted cash	97,610	122,718
Cash, cash equivalents, and restricted cash at beginning of period	292,790	152,970
Cash, cash equivalents, and restricted cash at end of period	$390,400	$275,688

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$11,321	$6,069
Cash paid for interest	$17,640	$18,362
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Offering costs included in accounts payable and accrued liabilities	$—	$187
Property and equipment acquired on account	$105	$2,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
BALANCE – December 31, 2021	$153	$1,165,163	$(31,441)	$(1,637)	$1,132,238
Share-based compensation	—	1,859	—	—	1,859
Proceeds from issuance of common stock under share-based compensation plans	0	547	—	—	547
Foreign currency translation	—	—	—	(1,517)	(1,517)
Net income	—	—	13,013	—	13,013
BALANCE – March 31, 2022	$153	$1,167,569	$(18,428)	$(3,154)	$1,146,140
Share-based compensation	—	1,943	—	—	1,943
Proceeds from issuance of common stock under share-based compensation plans	0	723	—	—	723
Common stock withheld for tax obligations on restricted stock unit settlement	—	(98)	—	—	(98)
Foreign currency translation	—	—	—	(11,319)	(11,319)
Net income	—	—	14,236	—	14,236
BALANCE – June 30, 2022	$153	$1,170,137	$(4,192)	$(14,473)	$1,151,625
Share-based compensation	—	2,022	—	—	2,022
Repurchases of common stock	0	—	(2,248)	—	(2,248)
Proceeds from issuance of common stock under share-based compensation plans	0	1,820	—	—	1,820
Common stock withheld for tax obligations on restricted stock unit and option settlement	0	(192)	—	—	(192)
Foreign currency translation	—	—	—	(10,253)	(10,253)
Net income	—	—	17,209	—	17,209
BALANCE – September 30, 2022	$153	$1,173,787	$10,769	$(24,726)	$1,159,983

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
BALANCE – December 31, 2020	$130	$839,148	$(47,492)	$2,484	$794,270
Share-based compensation	—	562	—	—	562
Foreign currency translation	—	—	—	2,760	2,760
Net (loss)	—	—	(19,389)	—	(19,389)
BALANCE – March 31, 2021	$130	$839,710	$(66,881)	$5,244	$778,203
Share-based compensation	—	2,664	—	—	2,664
Capital contributions	—	241	—	—	241
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	23	316,502	—	—	316,525
Shareholder distribution	—	(313)	—	—	(313)
Foreign currency translation	—	—	—	(1,295)	(1,295)
Net income	—	—	3,770	—	3,770
BALANCE – June 30, 2021	$153	$1,158,804	$(63,111)	$3,949	$1,099,795
Share-based compensation	—	1,343	—	—	1,343
Proceeds from issuance of common stock under share-based compensation plans	—	187	—	—	187
Common stock withheld for tax obligations and net settlement of stock option exercise	—	(332)	—	—	(332)
Foreign currency translation	—	—	—	(3,059)	(3,059)
Net income	—	—	16,285	—	16,285
BALANCE – September 30, 2021	$153	$1,160,002	$(46,826)	$890	$1,114,219

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

The Company has historically experienced seasonality with respect to certain customer industries as a result of fluctuations in hiring volumes and other economic activities. Generally, the Company’s highest revenues have historically occurred between October and November of each year, driven by many customers’ pre-holiday season hiring initiatives.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of September 30, 2022 (in thousands):

	Level 1	Level 2	Level 3
Assets
Interest rate swaps	$—	$11,754	$—

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

The Company’s trade name is amortized on an accelerated basis over its expected useful life of twenty years. The Company recorded $1.9 million and $2.0 million of amortization expense related to the trade name for the three months ended September 30, 2022 and 2021, respectively. Amortization expense related to the trade name was $5.7 million and $6.0 million for the nine months ended September 30, 2022 and 2021, respectively.

Customer lists are amortized on an accelerated basis based upon their estimated useful life of thirteen to fourteen years. The Company recorded $15.1 million and $16.4 million of amortization expense related to customer lists for the three months ended September 30, 2022 and 2021, respectively. Amortization expense related to customer lists was $45.6 million and $49.1 million for the nine months ended September 30, 2022 and 2021, respectively.

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
Recognize revenue when (or as) the entity satisfies a performance obligation

A substantial majority of the Company’s revenues are derived from pre-onboarding and related services to our customers on a transactional basis, in which an individual background screening package or selection of services is ordered by a customer related to a single individual. Substantially all of the Company’s customers are employers, staffing companies, and other businesses or organizations. The Company satisfies its performance obligations and recognizes revenues for services rendered as the orders are completed and the completed reports are transmitted, or otherwise made available. The Company’s remaining services, substantially consisting of tax consulting, fleet management, and driver qualification services, are delivered over time as the customer simultaneously receives and consumes the benefits of the services delivered. To measure the Company’s performance over time, the output method is utilized to measure the value to the customer based on the transfer to date of the services promised, with no rights of return once consumed. In these cases, revenues on transactional contracts with a defined price but an undefined quantity are recognized utilizing the right to invoice expedient resulting in revenues being recognized when the service is provided and becomes billable. Additionally, under this practical expedient, the Company is not required to estimate the transaction price.

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

The Company records third-party pass-through fees incurred as part of screening related services on a gross revenue basis, with the related expense recorded as a cost of services expense, as the Company has control over the transaction and is therefore considered to be acting as a principal. The Company records motor vehicle registration and other tax payments paid on behalf of the Company’s fleet management customers on a net revenue basis as the Company does not have control over the transaction and therefore, is considered to be acting as an agent of the customer. Amounts received from fleet management customers are recorded in cash and cash equivalents in the accompanying consolidated balance sheets as the funds are not legally restricted.

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

Foreign Currency — The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using average exchange rates prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated net of tax in a separate component of equity. Currency translation (loss) income included in accumulated other comprehensive income (loss) was approximately $(10.3) million and $(3.1) million for the three months ended September 30, 2022 and 2021, respectively. Currency translation (loss) income included in accumulated other comprehensive income (loss) was approximately $(23.1) million and $(1.6) million for the nine months ended September 30, 2022 and 2021, respectively.

Gains or losses resulting from foreign currency transactions are included in the accompanying condensed consolidated statements of operations and comprehensive income (loss), except for those relating to intercompany transactions of a long-term investment nature, which are captured in a separate component of equity as accumulated other comprehensive income (loss). Currency transaction income included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was approximately $1.1 million and $(0.2) million for the three months ended September 30, 2022 and 2021, respectively. Currency transaction income included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was approximately $2.4 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.

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

There were no accounting pronouncements issued during the nine months ended September 30, 2022 that are expected to have a material impact on the condensed consolidated financial statements.

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

2022 Acquisition

The Company completed its asset purchase of Form I-9 Compliance, a U.S.-based technology solution and consulting service provider for I-9 and E-Verify compliance, for cash consideration of approximately $19.8 million. The transfer of ownership became effective as of January 1, 2022 and strategically expands the Company’s product suite offerings through the addition of new I-9 and employment eligibility solutions. The acquired assets were determined to constitute a business and the Company was deemed to be the acquirer under ASC 805. The Company recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of January 1, 2022. The allocation was finalized as of September 30, 2022 and no adjustments were recorded to the Company’s previously recognized fair values.

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

Note 4. Property and Equipment, net

Property and equipment, net as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Furniture and equipment	$23,785	$20,462
Capitalized software for internal use, acquired by business combination	227,405	225,005
Capitalized software for internal use, developed internally or otherwise purchased	54,039	37,326
Leasehold improvements	2,906	3,001
Total property and equipment	308,135	285,794
Less: accumulated depreciation and amortization	(182,512)	(131,485)
Property and equipment, net	$125,623	$154,309

Depreciation and amortization expense of property and equipment was approximately $17.7 million and $17.4 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense of property and equipment was approximately $51.9 million and $51.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 5. Goodwill, Trade Name, and Customer Lists

The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 by reportable segment were as follows (in thousands):

	Americas	International	Total
Balance – December 31, 2021	$668,048	$125,844	$793,892
Acquisitions	9,116	—	9,116
Adjustments to initial purchase price allocations	(167)	—	(167)
Foreign currency translation	144	(11,411)	(11,267)
Balance – September 30, 2022	$677,141	$114,433	$791,574

The following summarizes the gross carrying value and accumulated amortization for the Company’s trade name and customer lists as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade name	$93,809	$(20,881)	$72,928	20 years
Customer lists	514,894	(174,338)	340,556	13-14 years
Total	$608,703	$(195,219)	$413,484

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade name	$95,026	$(15,441)	$79,585	20 years
Customer lists	515,524	(130,758)	384,766	14 years
Total	$610,550	$(146,199)	$464,351

Amortization expense of trade name and customer lists was approximately $17.0 million and $18.4 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense of trade name and customer lists was approximately $51.3 million and $55.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 6. Long-term Debt

The fair value of the Company’s long-term debt obligations approximated their book value as of September 30, 2022 and December 31, 2021 and consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Successor First Lien Credit Facility	$564,724	$564,724
Less: Deferred financing costs	(8,532)	(9,879)
Long-term debt, net	$556,192	$554,845

In February 2020, a new financing structure was established consisting of a new First Lien Credit Agreement (“Successor First Lien Agreement”) and a new Second Lien Credit Agreement (“Successor Second Lien Agreement”) (collectively, the “Successor Credit Agreements”). The Successor First Lien Agreement provided financing in the form of a $670.0 million term loan due January 31, 2027, carrying an interest rate of 3.25% to 3.50%, based on the first lien leverage ratio, plus LIBOR (“Successor First Lien Credit Facility”) and a new $75.0 million revolving credit facility due January 31, 2025 (“Successor Revolver”). The Successor First Lien Credit Facility required mandatory quarterly repayments of 0.25% of the original loan balance commencing September 30, 2020. Beginning with the year ending December 31, 2021, the Successor First Lien Credit Facility required mandatory payments based on calculated excess cash flow, as defined within the Successor First Lien Credit Agreement. The Successor Second Lien Agreement provided financing in the form of a $145.0 million term loan due January 31, 2028, carrying an interest rate of 8.50% plus LIBOR (“Successor Second Lien Credit Facility”). The Successor Credit Agreements are collateralized by substantially all assets and capital stock owned by direct and indirect domestic subsidiaries and are governed by certain restrictive covenants including limitations on indebtedness, liens, and other corporate actions such as investments and acquisitions. In the event the Company’s outstanding indebtedness under the Successor Revolver exceeds 35% of the aggregate principal amount of the revolving commitments then in effect, it is required to maintain a consolidated first lien leverage ratio no greater than 7.75 to 1.00.

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

Additionally, in connection with the closing of the IPO, the Company entered into an amendment that increased the borrowing capacity under the Successor Revolver from $75.0 million to $100.0 million and extended the maturity date from January 31, 2025 to July 31, 2026. As of September 30, 2022, the Company had no outstanding amounts under the Successor Revolver, and therefore, was not subject to the consolidated first lien leverage ratio covenant and was compliant with all other covenants under the agreement.

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

The following is a summary of location and fair value of the financial position recorded related to the derivative instruments (in thousands):

		Fair Value
Derivatives not designated as hedging instruments	Balance Sheet Location	As of September 30, 2022	As of December 31, 2021
Interest rate swaps	Prepaid expenses and other current assets	$11,754	$197

The following is a summary of location and amount of gains and (losses) recorded related to the derivative instruments (in thousands):

		Gain/(Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Income Statement Location	2022	2021	2022	2021
Interest rate swaps	Interest expense, net	$3,998	$(108)	$11,376	$845

Note 8. Income Taxes

The Company’s income tax expense and balance sheet accounts reflect the results of the Company and its subsidiaries.

For the three and nine months ended September 30, 2022, the Company estimated the annual effective tax rate based on projected income for the full year and recorded a quarterly tax provision in accordance with the annual effective tax rate and adjusted for discrete tax items in the period.

The effective income tax rate for the three and nine months ended September 30, 2022 was 28.1% and 27.8%, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2022 was higher than the U.S. federal statutory rate of 21% primarily due to the Global Intangible Low-Taxed Income (“GILTI”) inclusion, nondeductible share-based compensation, and U.S. state income taxes.

The Company’s effective income tax rate for the three and nine months ended September 30, 2021 was 17.3% and 75.3%, respectively. The Company’s effective income tax rate for the three months ended September 30, 2021 was lower than the U.S. federal statutory rate of 21%, primarily due to the impact of applying the annual effective tax rate in the third quarter of 2021 versus calculating the year-to-date tax expense based on actuals in the second quarter of 2021 which resulted in a true-up that was reflected in the quarter to date amount, an increase of research and development tax credits, and a favorable discrete income tax adjustment from certain changes in estimate as a result of filing certain prior year tax returns. The Company’s effective income tax rate for the nine months ended September 30, 2021 was higher than the U.S. federal statutory rate of 21%, primarily due to the increase of the foreign income tax as a result of increased foreign income in various foreign tax jurisdictions, the increase of the deferred income tax liability on intangibles as a result of the UK corporate income tax rate increase, foreign withholding tax, and increased U.S. state income tax for the nine months ended September 30, 2021. These items were partially offset by an increase of research and development tax credits and a favorable discrete adjustment from the finalization of the 2020 income tax returns.

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

Accordingly, in any period, the Company does not recognize a significant amount of revenues from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenues recognized during the three and nine months ended September 30, 2022 and 2021 were immaterial.

Contract assets and liabilities

The contract asset balance was $13.5 million and $7.4 million as of September 30, 2022 and December 31, 2021, respectively, and is included in accounts receivable, net in the accompanying condensed consolidated balance sheets. The contract liability balance was $0.8 million and $0.9 million as of September 30, 2022 and December 31, 2021, respectively, and is included in deferred revenues in the accompanying condensed consolidated balance sheets. An immaterial amount of revenues was recognized in the current period related to the beginning balance of deferred revenues.

Concentrations

The Company did not have any customers which represented 10% or more of consolidated revenues for the three months ended September 30, 2021 or during the nine months ended September 30, 2021 and 2022. The Company had one customer which represented approximately 10% of its consolidated revenues during the three months ended September 30, 2022. Additionally, the Company did not have any customers which represented 10% or more of consolidated accounts receivable, net for any period presented.

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

Note 10. Share-based Compensation

Share-based compensation expense is recognized in cost of services, product and technology expense, and selling, general, and administrative expense, in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Share-based compensation expense
Cost of services	$292	$3	$842	$76
Product and technology expense	402	55	918	176
Selling, general, and administrative expense	1,328	1,285	4,064	4,317
Total share-based compensation expense	$2,022	$1,343	$5,824	$4,569

Successor Plan

Prior to the IPO, all share-based awards were issued by Fastball Holdco, L.P., the Company’s previous parent company, under individual grant agreements and the partnership agreement of such parent company (collectively the “Successor Plan”).

Awards issued under the Successor Plan consist of options and profits interests and vest based on two criteria (50% each): (1) Time — awards vest over five years at a rate of 20% per year; and (2) Performance — awards vest based upon a combination of the five year time vesting, subject to the Company’s investors receiving a targeted money-on-money return. Options issued under the Successor Plan generally expire ten years after the grant date. No awards were issued under the plan during the period from January 1, 2021 through September 30, 2021.

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

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2021	Grants outstanding	3,519,563	$6.66
	Grants exercised	(309,087)	$6.65
	Grants cancelled/forfeited	(315,865)	$6.61
September 30, 2022	Grants outstanding	2,894,611	$6.66	7.3 Years	$17.8 million
September 30, 2022	Grants vested	707,264	$6.64	7.0 Years	$4.4 million
September 30, 2022	Grants unvested	2,187,347	$6.67

2021 Equity Plan

In connection with the IPO, the Company adopted the 2021 Equity Plan. The 2021 Equity Plan is intended to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders. The 2021 Equity Plan provides for the grant of awards of stock options, stock appreciation rights, restricted shares, restricted stock units, and other equity-based or cash-based awards as determined by the Company’s Compensation Committee. The 2021 Equity Plan initially had a total of 17,525,000 shares of common stock reserved. The number of reserved shares automatically increases on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030, in an amount equal to the lesser of (x) 2.5% of the total number of shares of common stock outstanding on the last day of the immediately preceding calendar year and (y) a number of shares as determined by the Board of Directors. As of September 30, 2022, 13,578,273 shares were available for issuance under the 2021 Equity Plan.

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

A summary of the option activity for the nine months ended September 30, 2022 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2021	Grants outstanding	3,714,540	$15.33
	Grants issued	608,122	$14.68
	Grants cancelled/forfeited	(11,000)	$17.52
September 30, 2022	Grants outstanding	4,311,662	$15.24	8.9 Years	$—
September 30, 2022	Grants vested	1,004,552	$15.08	8.7 Years	$—
September 30, 2022	Grants unvested	3,307,110	$15.28

The fair value for stock options granted for the nine months ended September 30, 2022 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighed average assumptions:

Options
Expected stock price volatility	34.66%
Risk-free interest rate	2.77%
Expected term (in years)	6.2
Fair-value of the underlying unit	$14.68

Restricted Stock Units

Restricted stock units (“RSU”) vest annually, generally over three to five years.

A summary of the RSU activity for the nine months ended September 30, 2022 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2021	Nonvested RSUs	340,875	$17.19
	Granted	203,032	$14.36
	Vested	(42,300)	$16.63
	Forfeited	(4,400)	$17.52
September 30, 2022	Nonvested RSUs	497,207	$16.08

Restricted Stock

The following table summarizes the restricted stock issued by the Company. These include grants of unvested Successor profits interests grants that were converted into restricted stock as described above, as well as restricted stock issued to new recipients. The restricted stock granted as a result of the conversion of Successor profits interests retain the vesting attributes (including original service period vesting start date) of the original award. A summary of the restricted stock activity for the nine months ended September 30, 2022 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2021	Nonvested restricted stock	2,613,359	$3.85
	Granted	—	$—
	Vested	(332,059)	$3.85
September 30, 2022	Nonvested restricted stock	2,281,300	$3.85

As of September 30, 2022, the Company had approximately $36.7 million of unrecognized pre-tax noncash compensation expense, comprised of approximately $7.9 million related to restricted stock, $7.0 million related to restricted stock units, and approximately $21.8 million related to stock options, which the Company expects to recognize over a weighted average period of 3.1 years.

2021 Employee Stock Purchase Plan

On June 25, 2021, in connection with the IPO, the Company adopted the First Advantage Corporation 2021 Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation to acquire Company stock during designated offering periods. During each offering period, there will be one six-month purchase period, which will have the same duration and coincide with the length of the offering period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. The Company recorded an associated expense of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively.

Note 11. Equity

Common and Preferred Stock

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

As of September 30, 2022, no preferred stock had been issued.

Stock Repurchase Program

On August 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock over the 12-month period ending August 2, 2023 (the “Repurchase Program”). Stock repurchases may be effected through open market repurchases at prevailing market prices, including through the use of block trades and trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately-negotiated transactions, through other transactions in accordance with applicable securities laws, or a combination of these methods on such terms and in such amounts as the Company deems appropriate and will be funded from available capital. The Company is not obligated to repurchase any specific number of shares, and the timing, manner, value, and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price and liquidity requirements, other business considerations and general market and economic conditions. No shares will be purchased from SLP Fastball Aggregator, L.P. and its affiliates. The Company may discontinue or modify purchases without notice at any time.

A summary of the stock repurchase activity under the Repurchase Program, is summarized as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Shares repurchased	155,697	155,697
Average price per share	$14.42	$14.42
Costs recorded to accumulated earnings (deficit)
Total repurchase costs	$2,245	$2,245
Additional associated costs	3	3
Total costs recorded to accumulated earnings (deficit)	$2,248	$2,248

As of September 30, 2022, the remaining authorized value of shares available to be repurchased under this program was approximately $47.8 million.

The purchase price for the shares of our stock repurchased is reflected as a reduction to accumulated earnings (deficit).

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

For all pending matters, the Company believes it has meritorious defenses and intends to defend vigorously or otherwise seek indemnification from other parties as appropriate. However, the Company has recorded a liability of $4.0 million and $7.9 million at September 30, 2022 and December 31, 2021, respectively, for matters that it believes a loss is both probable and estimable. This is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

In February 2022, the Company settled and paid $5.5 million related to a settlement agreement the parties had agreed upon in April 2020 and was approved by the court in December 2021. In March 2022, the Company received a recovery of $2.2 million, which represented the portion of the legal settlement and legal fees incurred by the Company which were recovered from the Company’s insurers related to this case.

The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Note 13. Leases

Effective January 1, 2022, the Company adopted ASC 842, which requires recognition of ROU assets and lease liabilities on the balance sheet, based on the present value of the future minimum rental payments for existing operating leases. The Company adopted the provisions of ASC 842 on January 1, 2022 using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption in line with the new transition method allowed under ASU 2018-11. ASC 842 provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients” which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. The Company did not elect the use-of-hindsight and elected the practical expedient pertaining to land easements. The new standard also provides practical expedients for an entity’s ongoing accounting for leases. The Company elected the short-term lease exemption for all leases that qualify, meaning the Company will not recognize ROU assets or lease liabilities for leases with terms shorter than twelve months. The Company also elected the practical expedient to not separate lease and non-lease components for a majority of its asset classes, including real estate and most equipment.

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

The components of lease costs are as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease costs
Fixed	$1,814	$5,401
Short-term	63	176
Variable	7	21
Sub-leases	(22)	(34)
Total operating lease costs	$1,863	$5,564

Finance lease costs
Amortization of leased assets	$181	$581
Interest on lease liabilities	5	26
Total finance lease costs	$187	$607
Total lease cost	$2,049	$6,171

Supplemental balance sheet information related to leases is as follows (in thousands):

	Classification	September 30, 2022
Assets
Operating leases
Right of use operating lease assets	Other assets	$14,058
Finance leases
Property and equipment, gross	Property and equipment, net	5,095
Accumulated depreciation	Property and equipment, net	(4,885)
Property and equipment, net	Property and equipment, net	210
Total lease assets		$14,268

Liabilities
Operating leases
Other current	Current portion of operating lease liability	$5,500
Non-current	Operating lease liability, less current portion	9,947
Total operating liabilities		15,447
Finance leases
Other current	Accrued liabilities	308
Non-current	Other liabilities	7
Total finance liabilities		315
Total lease liabilities		$15,762

Maturities of lease liabilities are as follows (in thousands):

Years Ending December 31,
	Finance Leases	Operating Leases	Total
2022 (excluding the nine months ended September 30, 2022)	$214	$1,895	$2,109
2023	106	6,041	6,147
2024	—	5,264	5,264
2025	—	2,032	2,032
2026	—	1,523	1,523
Thereafter	—	383	383
Total minimum lease payments	$320	$17,138	$17,458
Less: Imputed interest	(5)	(1,270)
Present value of minimum lease payments	$315	$15,868

For additional information regarding the Company’s Commitments and Contingencies as of December 31, 2021 as disclosed for capital and operating leases, see Note 12 in its 2021 Annual Report filed on Form 10-K.

Lease term and discount rates are as follows:

September 30, 2022
Weighted average remaining lease term
Operating leases	3.0 Years
Finance leases	0.6 Years

Weighted average discount rate
Operating leases	4.84%
Finance leases	5.41%

Supplemental cash flow information related to leases was as follows (in thousands):

Nine Months Ended September 30, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$5,886
Operating cash flows from finance leases	26
Financing cash flows from finance leases	673
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19,972
Finance leases	—
Amortization:
Amortization of right-of-use operating lease assets (1)	$4,817

(1)
Amortization of right of use operating lease assets during the period is reflected in operating lease liabilities on the condensed consolidated statements of cash flows.

Note 14. Related Party Transactions

The Company has no material related party transactions.

Note 15. Net Income Per Share

Basic weighted-average shares outstanding excludes nonvested restricted stock. Diluted weighted average shares outstanding is similar to basic weighted-average shares outstanding, except that the weighted-average number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common share had been issued, including the dilutive impact of nonvested restricted stock. Basic and diluted net income per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic net income per share	$0.11	$0.11	$0.29	$0.00
Diluted net income per share	$0.11	$0.11	$0.29	$0.00
Numerator:
Net income (in thousands)	$17,209	$16,285	$44,458	$666
Denominator:
Weighted average number of shares outstanding - basic	150,930,340	149,943,998	150,740,518	137,232,289
Add stock options to purchase shares and restricted stock units	1,426,967	2,456,421	1,634,694	938,199
Weighted average number of shares outstanding - diluted	152,357,307	152,400,419	152,375,212	138,170,488

For the three and nine months ended September 30, 2022, 2,918,315 and 2,614,866 stock options were excluded from the calculation of diluted net income per share, respectively, because their effects were anti-dilutive.

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

A reconciliation of Segment Adjusted EBITDA to net income for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted EBITDA
Americas	$57,205	$53,223	$156,978	$136,278
International	6,983	10,721	21,644	20,578
Total	$64,188	$63,944	$178,622	$156,856
Adjustments to reconcile to net income:
Interest expense, net	1,740	4,706	4,002	21,875
Provision for income taxes	6,709	3,397	17,076	2,025
Depreciation and amortization	34,744	35,812	103,185	106,493
Loss on extinguishment of debt	—	—	—	13,938
Share-based compensation	2,022	1,343	5,824	4,569
Transaction and acquisition-related charges (a)	1,908	2,144	4,585	6,510
Integration, restructuring, and other charges (b)	(144)	257	(508)	780
Net income	$17,209	$16,285	$44,458	$666
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally includes incremental professional service fees incurred related to the initial public offering and subsequent one-time compliance efforts. The three and nine months ended September 30, 2022 includes a transaction bonus expense related to one of the Company’s 2021 acquisitions.
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

The following summarizes revenues by geographical region for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Americas	$176,091	$158,972	$506,770	$421,795
International	31,628	35,595	96,413	82,237
Eliminations	(1,733)	(1,700)	(5,755)	(4,269)
Total revenues	$205,986	$192,867	$597,428	$499,763

The following table sets forth net long-lived assets by geographic area as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Long-lived assets, net
United States, country of domicile	$1,161,230	$1,213,093
All other countries	183,509	199,459
Total long-lived assets, net	$1,344,739	$1,412,552

Note 17. Subsequent Events

On November 8, 2022, the Company' Board of Directors authorized an increase to the total available amount under its Repurchase Program to $150.0 million and extended the program through December 31, 2023. Through November 4, 2022, the Company had made $21.6 million of purchases under the Repurchase Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of First Advantage Corporation’s financial condition and results of operations is provided as a supplement to the condensed consolidated financial statements for the three and nine months ended September 30, 2022, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

These forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Such risks and uncertainties include, but are not limited to, the following: the impact of COVID-19 and related continuously evolving risks to our results of operations, financial position and/or liquidity; our operations in a highly regulated industry and the fact that we are subject to numerous and evolving laws and regulations, including with respect to personal data and data security; our reliance on third-party data providers; negative changes in external events beyond our control, including our customers’ onboarding volumes, economic drivers which are sensitive to macroeconomic cycles, such as interest rate volatility and inflation, geopolitical unrest, and the COVID-19 pandemic; potential harm to our business, brand, and reputation as a result of security breaches, cyber-attacks or the mishandling of personal data; liability and litigation due to the sensitive and privacy-driven nature of our products and solutions, which could be costly and time-consuming to defend and may not be fully covered by insurance; the continued integration of our platforms and solutions with human resource providers such as applicant tracking systems and human capital management systems as well as our relationships with such human resource providers; risks relating to public opinion, which may be magnified by incidents or adverse publicity concerning our industry or operations; our contracts with our customers, which do not guarantee exclusivity or contracted volumes; our reliance on third-party vendors to carry out certain portions of our operations; disruptions, outages, or other errors with our technology and network infrastructure, including our data centers, servers and third-party cloud and internet providers and our migration to the cloud; disruptions at our Global Operating Center and other operating centers; operating in a penetrated and competitive market; our ability to obtain, maintain, protect, and enforce our intellectual property and other proprietary information; our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations; Silver Lake’s control of us and the potential conflict of its interest with ours or those of our stockholders; our ability to maintain, protect, and enforce the confidentiality of our trade secrets; the use of open-source software in our applications; the indemnification provisions in our contracts with our customers and third-party data suppliers; our ability to identify attractive targets or successfully complete such transactions; our international business; our dependence on the service of our key executive and other employees, and our ability to find and retain qualified employees; seasonality in our operations from quarter to quarter; failure to comply with anti-corruption laws and regulations; the timing, manner and volume of repurchases of common stock pursuant to our share repurchase program; and changing interpretations of tax laws.

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

Overview

First Advantage is a leading global provider of HR technology solutions for screening, verifications, safety, and compliance. We deliver innovative solutions and insights that help our customers manage risk and hire the best talent. Enabled by our proprietary technology, our products and solutions help companies protect their brands and provide safer environments for their customers and their most important resources: employees, contractors, contingent and extended workers, drivers, tenants, and volunteers.

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

We enter into contracts with our customers that are typically three years in length. These contracts set forth the general terms and pricing of our products and solutions but generally do not include minimum order volumes or committed order volumes. Accordingly, contracts do not provide guarantees of future revenues. Due to our contract terms and the nature of the background screening industry, we determined our contract terms for ASC 606 purposes are less than one year. Through our ongoing dialogue with our customers, we have visibility into their expected future order volumes, although these can be difficult to accurately forecast due to the dynamic nature of forecasting hiring and business needs. We typically bill our customers at the end of each month and recognize revenues as completed orders are reported or otherwise made available to our customers. Over 90% of the criminal searches performed in the United States are completed the same day they are submitted.

We generated revenues of $206.0 million for the three months ended September 30, 2022, as compared to $192.9 million for the three months ended September 30, 2021 and generated revenues of $597.4 million for the nine months ended September 30, 2022, as compared to $499.8 million for the nine months ended September 30, 2021. Approximately 84% of our revenues for the nine months ended September 30, 2022 was generated in the Americas, predominantly in the United States, while the remaining 16% was generated internationally. Other than the United States, no single country accounted for 10% or more of our total revenues for the three and nine months ended September 30, 2022. Please refer to “Results of Operations” for further details.

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

Seasonality

We experience seasonality with respect to certain industries due to fluctuations in hiring volumes and other economic activity. For example, pre-onboarding revenues generated from our customers in the retail and transportation industries are historically highest during the months of October and November leading up to the holiday season and lowest at the beginning of the new year, following the holiday season. Certain customers across various industries also historically ramp up their hiring throughout the second quarter of the year as winter concludes, commercial activity tied to outdoor activities increases, and the school year ends, giving rise to student and graduate hiring. We expect that further growth in e-commerce, the continued digital transformation of the economy, and other economic forces may impact future seasonality, but we are unable to predict these potential shifts and how our business may be impacted.

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

Impact of COVID-19 and Current Economic Conditions

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. Additionally, other recent macroeconomic events including rising inflation, the U.S. Federal Reserve raising interest rates, and the Russian invasion of Ukraine have led to further economic uncertainty.

Despite the continuing uncertainty associated with these events, we are confident in the long-term overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy and help our customers hire smarter and onboard faster. Our ability to deliver innovative products and solutions that enhance workplace safety and address compliance risks has contributed to the durability of our financial results.

In 2022, COVID-19 continues to affect different parts of the world to different degrees. In our continued response to the COVID-19 pandemic, we have implemented operational changes to ensure the safety of our workforce and to ensure that we continue to provide high quality products and services to our customers. We have successfully adopted a highly distributed, hybrid workforce model which has not significantly affected our operations.

While our overall productivity has not been materially adversely impacted by the events described above, if the economic uncertainty is sustained or increases, we may experience a negative impact on new business, customer renewals and demand levels, sales and marketing efforts, revenues growth rates, customer deployments, customer collections, product development, or other financial metrics. Any of these factors could harm our business, financial condition, and operating results. For additional information, see our “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

We have a flexible cost structure that allows our business to adjust quickly to the impacts of macroeconomic events and scale to meet the needs of large new customers. Operating expenses are influenced by the amount of revenues, customer mix, and product mix that contribute to our revenues for any given period. As revenues grow, we would generally expect cost of services to grow in a similar fashion, albeit influenced by the effects of automation, productivity, and other efficiency initiatives as well as customer and product mix shifts and third-party pass-through costs. We regularly review expenses and investments in the context of revenues growth and any shifts we see in the business in order to align with our overall financial objectives. While we expect internal operating expenses to increase in absolute dollars to support our continued growth, we believe that, in the long term, operating expenses will decline gradually as a percentage of total revenues in the future as our business grows and our operating efficiency and automation initiatives continue to advance.

Other Expense, Net

Our other expense, net consists of the following:

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

Comparison of Results of Operations for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021
Revenues	$205,986	$192,867	$597,428	$499,763

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	104,300	94,151	301,023	244,964
Product and technology expense	13,250	11,313	39,969	33,546
Selling, general, and administrative expense	28,034	27,203	87,715	76,256
Depreciation and amortization	34,744	35,812	103,185	106,493
Total operating expenses	180,328	168,479	531,892	461,259
Income from operations	25,658	24,388	65,536	38,504

Other Expense, Net:
Interest expense, net	1,740	4,706	4,002	21,875
Loss on extinguishment of debt	—	—	—	13,938
Total other expense, net	1,740	4,706	4,002	35,813
Income before provision for income taxes	23,918	19,682	61,534	2,691
Provision for income taxes	6,709	3,397	17,076	2,025
Net income	$17,209	$16,285	$44,458	$666
Net income margin	8.4%	8.4%	7.4%	0.1%

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenues
Americas	$176,091	$158,972	$506,770	$421,795
International	31,628	35,595	96,413	82,237
Eliminations	(1,733)	(1,700)	(5,755)	(4,269)
Total revenues	$205,986	$192,867	$597,428	$499,763

Revenues were $206.0 million for the three months ended September 30, 2022, compared to $192.9 million for the three months ended September 30, 2021. Revenues for the three months ended September 30, 2022 increased by $13.1 million, or 6.8%, compared to the three months ended September 30, 2021.

The increase in revenues was primarily due to:

•
increased revenues of $9.3 million attributable to new customers in both the Americas and International segments; and
•
revenues of $8.4 million attributable to the Company’s acquisitions in the Americas segment.

The increase in revenues was offset by:

•
a net decrease of $4.6 million in existing customer revenues, primarily driven by the effects of changes in foreign currencies on our International segment. The remaining net change within our existing customer revenues primarily relates to macro-economic driven declines in our International segment.

Revenues were $597.4 million for the nine months ended September 30, 2022, compared to $499.8 million for the nine months ended September 30, 2021. Revenues for the nine months ended September 30, 2022 increased by $97.7 million, or 19.5%, compared to the nine months ended September 30, 2021.

The increase in revenues was primarily due to:

•
a net increase of $39.0 million in existing customer revenues, primarily driven by strength across our business in the first half of the year, which was supported by positive jobs market trends including sustained job switching and churn. These existing customer increases were offset by the impact of lost accounts and the effects of changes in foreign currencies;
•
revenues of $31.6 million attributable to the Company’s acquisitions in the Americas and International segments; and
•
increased revenues of $27.1 million attributable to new customers in both the Americas and International segments.

In 2022, the Company has experienced high demand among customers across numerous industry verticals and account sizes in both its Americas and International segments. However, in the third quarter of 2022, certain industry verticals and International segment markets experienced reduced revenues volumes as a result of macro-economic headwinds and negative foreign currency impacts due to strengthening of the U.S. Dollar. Pricing remained relatively stable across all periods.

Cost of Services

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021
Revenues	$205,986	$192,867	$597,428	$499,763
Cost of services	104,300	94,151	301,023	244,964
Cost of services as a % of revenue	50.6%	48.8%	50.4%	49.0%

Cost of services was $104.3 million for the three months ended September 30, 2022, compared to $94.2 million for the three months ended September 30, 2021. Cost of services for the three months ended September 30, 2022 increased by $10.1 million, or 10.8%, compared to the three months ended September 30, 2021.

The increase in cost of services was primarily due to:

•
an increase in variable third-party data expenses of $7.2 million as a direct result of increased revenues, increases in the prices of certain third-party data usage, and variation in customer ordering mix;
•
a $3.0 million increase in personnel related expenses in our operations and customer care functions as a result of additional operational support headcount to process and fulfill the Company’s order volume growth; and
•
a number of cost of services related operating expense increases attributable to insurance, travel, and other expenses related to the increased revenue volumes experienced in 2022.

The increase in cost of services was partially offset by:

•
foreign currency exchange gains of $0.9 million due to the impact of foreign exchange rate volatility.

Cost of services as a percentage of revenues was 50.6% for the three months ended September 30, 2022, compared to 48.8% for the three months ended September 30, 2021. The cost of services percentage of revenues in the third quarter 2022 was impacted by increases in certain third-party data costs, variation in customer ordering mix to lower margin products, and acquisitions having a larger mix of third-party data expenses. This increase was partially offset by cost savings from the Company’s continued implementation of automation and other process efficiencies.

Cost of services was $301.0 million for the nine months ended September 30, 2022, compared to $245.0 million for the nine months ended September 30, 2021. Cost of services for the nine months ended September 30, 2022 increased by $56.1 million, or 22.9%, compared to the nine months ended September 30, 2021.

The increase in cost of services was primarily due to:

•
an increase in variable third-party data expenses of $41.3 million as a direct result of increased revenues, increases in the prices of certain third-party data usage, variation in customer ordering mix, and acquisitions having a larger mix of third-party data expenses;
•
a $13.6 million increase in personnel related expenses in our operations and customer care functions as a result of additional operational support headcount to process and fulfill the Company’s order volume growth; and
•
a number of cost of services related operating expense increases attributable to insurance, travel, software licenses, and other expenses related to the increased revenue volumes experienced in 2022.

The increase in cost of services was partially offset by:

•
foreign currency exchange gains of $1.7 million due to the impact of foreign exchange rate volatility.

Cost of services as a percentage of revenues was 50.4% for the nine months ended September 30, 2022, compared to 49.0% for the nine months ended September 30, 2021. The cost of services percentage of revenues for the nine months ended September 30, 2022 was impacted by increases in certain third-party data costs, variation in customer ordering mix to lower margin products, and acquisitions having a larger mix of third-party data expenses. This increase was partially offset by cost savings from the Company’s continued implementation of automation and other process efficiencies.

Product and Technology Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Product and technology expense	$13,250	$11,313	$39,969	$33,546

Product and technology expense was $13.3 million for the three months ended September 30, 2022, compared to $11.3 million for the three months ended September 30, 2021. Product and technology expense for the three months ended September 30, 2022 increased by $1.9 million, or 17.1%, compared to the three months ended September 30, 2021.

The increase in product and technology expense was primarily due to:

•
a $1.6 million increase in software licensing related expenses.

Product and technology expense was $40.0 million for the nine months ended September 30, 2022, compared to $33.5 million for the nine months ended September 30, 2021. Product and technology expense for the nine months ended September 30, 2022 increased by $6.4 million, or 19.1%, compared to the nine months ended September 30, 2021.

The increase in product and technology expense was primarily due to:

•
a $4.2 million increase in software licensing related expenses; and
•
a $1.6 million increase in personnel-related expenses as a result of additional investments made to enhance our product, solutions, and technology platform and certain reorganization expenses.

Selling, General, and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Selling, general, and administrative expense	$28,034	$27,203	$87,715	$76,256

Selling, general, and administrative expense was $28.0 million for the three months ended September 30, 2022, compared to $27.2 million for the three months ended September 30, 2021. Selling, general, and administrative expense for the three months ended September 30, 2022 increased by $0.8 million, or 3.1%, compared to the three months ended September 30, 2021.

Selling, general, and administrative expense increased primarily due to:

•
a $1.5 million increase in personnel related expenses primarily due to additional investments made in the Company’s Sales and Customer Success functions and additional headcount related to the Company’s growth and operating as a public company;
•
a $1.0 million increase in expenses related to litigation activities in the ordinary course of business; and
•
a number of other corporate expenses that increased primarily as a result of the Company now being a publicly traded company and the Company’s M&A activity.

The increase in selling, general, and administrative expense was partially offset by:

•
a $1.8 million decrease in commissions and bonus related expenses due to lower variable commissions based on performance against internal targets; and
•
a $0.9 million decrease in professional service fees incurred related to the Company’s preparation for its 2021 IPO and secondary offering that did not reoccur in 2022.

Selling, general, and administrative expense was $87.7 million for the nine months ended September 30, 2022, compared to $76.3 million for the nine months ended September 30, 2021. Selling, general, and administrative expense for the nine months ended September 30, 2022 increased by $11.5 million, or 15.0%, compared to the nine months ended September 30, 2021.

Selling, general, and administrative expense increased primarily due to:

•
a $6.4 million increase in personnel related expenses primarily due to additional investments made in the Company’s Sales and Customer Success functions and additional headcount related to the Company’s growth and operating as a public company;
•
a $1.9 million increase in liability insurance related expenses;
•
a $1.9 million increase in expenses related to litigation activities in the ordinary course of business;
•
a $1.2 million increase in marketing related expenses; and
•
a number of other corporate expenses that increased primarily as a result of the Company now being a publicly traded company and the Company’s M&A activity.

The increase in selling, general, and administrative expense was partially offset by:

•
a $4.1 million decrease in professional service fees incurred related to the Company’s preparation for its 2021 IPO and secondary offering that did not reoccur in 2022.

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Depreciation and amortization	$34,744	$35,812	$103,185	$106,493

Depreciation and amortization was $34.7 million for the three months ended September 30, 2022, compared to $35.8 million for the three months ended September 30, 2021. Depreciation and amortization for the three months ended September 30, 2022 decreased by $1.1 million, or 3.0%, compared to the three months ended September 30, 2021. This decrease was partially offset by increases in depreciation related to assets placed in service during the three months ended September 30, 2022.

Depreciation and amortization was $103.2 million for the nine months ended September 30, 2022, compared to $106.5 million for the nine months ended September 30, 2021. Depreciation and amortization for the nine months ended September 30, 2022 decreased by $3.3 million, or 3.1% compared to the nine months ended September 30, 2021. This decrease was partially offset by increases in depreciation related to assets placed in service during the nine months ended September 30, 2022.

Interest Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Interest expense, net	$1,740	$4,706	$4,002	$21,875

Interest expense, net was $1.7 million for the three months ended September 30, 2022, compared to $4.7 million for the three months ended September 30, 2021. Interest expense for the three months ended September 30, 2022 decreased by $3.0 million, or 63.0%, compared to the three months ended September 30, 2021.

The decrease in interest cost was primarily attributable to $4.0 million of unrealized gains on the interest rate swap as a result of the increased interest rate volatility that continued in the third quarter of 2022. This decrease was further impacted by $1.6 million of interest income earned on cash held within interest bearing accounts. These decreases were offset by higher interest expense on the Successor First Lien Credit Facility as a result of rising interest rates.

Interest expense, net was $4.0 million for the nine months ended September 30, 2022, compared to $21.9 million for the nine months ended September 30, 2021. Interest expense for the nine months ended September 30, 2022 decreased by $17.9 million, or 81.7%, compared to the nine months ended September 30, 2021.

The decrease in interest cost was primarily attributable to $11.4 million of unrealized gains on the interest rate swap as a result of the increased interest rate volatility observed in 2022. This decrease was further impacted by the Company’s February 2021 refinancing of the Successor First Lien Credit Facility, early repayment of the Successor Second Lien Credit Facility, and the prepayment of $200.0 million of the Successor First Lien Credit Facility in June 2021, resulting in interest rate savings due to lower principal and more favorable interest rate margins and interest income earned on cash held within interest bearing accounts. These decreases were partially offset by higher interest expense on the Successor First Lien Credit Facility as a result of rising interest rates in 2022.

Loss on Extinguishment of Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Loss on extinguishment of debt	$—	$—	$—	$13,938

Loss on extinguishment of debt for the nine months ended September 30, 2021 relates to expenses stemming from the write-off of debt issuance costs associated with the February 2021 refinancing of the Successor First Lien Credit Facility.

Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Provision for income taxes	$6,709	$3,397	$17,076	$2,025

Our provision for income taxes was $6.7 million for the three months ended September 30, 2022, compared to $3.4 million for the three months ended September 30, 2021. Our provision for income taxes for the three months ended September 30, 2022 increased by $3.3 million, or 97.5%, compared to the three months ended September 30, 2021.

The increase in our provision for income taxes was primarily due to the increase of income before income taxes during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, due to higher levels of pre-tax income.

Our provision for income taxes was $17.1 million for the nine months ended September 30, 2022, compared to $2.0 million for the nine months ended September 30, 2021. Our provision for income taxes for the nine months ended September 30, 2022 increased by $15.1 million, or 743.3%, compared to the nine months ended September 30, 2021.

The increase in our provision for income taxes was primarily due to the increase of income before income taxes during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, due to higher levels of pre-tax income.

Net Income and Net Income Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021
Net income	$17,209	$16,285	$44,458	$666
Net income margin	8.4%	8.4%	7.4%	0.1%

Net income was $17.2 million for the three months ended September 30, 2022, compared to $16.3 million for the three months ended September 30, 2021. Net income for the three months ended September 30, 2022 increased by $0.9 million compared to the three months ended September 30, 2021.

Net income margin was 8.4% for the three months ended September 30, 2022, consistent with the three months ended September 30, 2021, as overall improvements in the Company’s operating results were impacted by increases in our provision for income taxes due to the increased profitability.

Net income was $44.5 million for the nine months ended September 30, 2022, compared to a net income of $0.7 million for the nine months ended September 30, 2021. Net income for the nine months ended September 30, 2022 increased by $43.8 million compared to the nine months ended September 30, 2021.

Net income margin was 7.4% for the nine months ended September 30, 2022, compared to 0.1% the nine months ended September 30, 2021. The improvement in our net income margin is attributable to our ability to leverage operating efficiencies to control our overall expenses while increasing revenues and reducing interest and other debt related expenses incurred as a result of the February 2021 refinancing.

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

Adjusted EBITDA was $64.2 million for the three months ended September 30, 2022 and represented an Adjusted EBITDA Margin of 31.2%. Adjusted EBITDA was $63.9 million for the three months ended September 30, 2021 and represented an Adjusted EBITDA Margin of 33.2%. Adjusted EBITDA for the three months ended September 30, 2022 increased by $0.2 million, or 0.4%, compared to the three months ended September 30, 2021.

For the three months ended September 30, 2022, Adjusted EBITDA remained flat as revenues growth attributed to new customers and acquisitions, and cost structure benefits due to increased automation, operational efficiencies, and operating leverage were offset by increases in insurance premiums, increases in third-party data verification costs, additional investments in technology and sales, the effects of changes in foreign currencies, and lower margin revenues from our acquisitions.

Adjusted EBITDA was $178.6 million for the nine months ended September 30, 2022 and represented an Adjusted EBITDA Margin of 29.9%. Adjusted EBITDA was $156.9 million for the nine months ended September 30, 2021 and represented an Adjusted EBITDA Margin of 31.4%. Adjusted EBITDA for the nine months ended September 30, 2022 increased by $21.8 million, or 13.9%, compared to the nine months ended September 30, 2021.

For the nine months ended September 30, 2022, Adjusted EBITDA increased more significantly due to revenues growth attributed to new and existing customers, primarily driven by strength across our business during the first half of the year.

The following table presents a reconciliation of Adjusted EBITDA for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$17,209	$16,285	$44,458	$666
Interest expense, net	1,740	4,706	4,002	21,875
Provision for income taxes	6,709	3,397	17,076	2,025
Depreciation and amortization	34,744	35,812	103,185	106,493
Loss on extinguishment of debt	—	—	—	13,938
Share-based compensation	2,022	1,343	5,824	4,569
Transaction and acquisition-related charges (a)	1,908	2,144	4,585	6,510
Integration, restructuring, and other charges (b)	(144)	257	(508)	780
Adjusted EBITDA	$64,188	$63,944	$178,622	$156,856
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally includes incremental professional service fees incurred related to the initial public offering and subsequent one-time compliance efforts. The three and nine months ended September 30, 2022 includes a transaction bonus expense related to one of the Company’s 2021 acquisitions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021
Adjusted EBITDA	$64,188	$63,944	$178,622	$156,856
Revenues	205,986	192,867	597,428	499,763
Adjusted EBITDA Margin	31.2%	33.2%	29.9%	31.4%

The following table presents a reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin by segment for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021
Adjusted EBITDA (1):
Americas	$57,205	$53,223	$156,978	$136,278
International	6,983	10,721	21,644	20,578
Adjusted EBITDA	$64,188	$63,944	$178,622	$156,856

Revenues
Americas	$176,091	$158,972	$506,770	$421,795
International	31,628	35,595	96,413	82,237
Less: intersegment eliminations	(1,733)	(1,700)	(5,755)	(4,269)
Total revenues	$205,986	$192,867	$597,428	$499,763

Adjusted EBITDA Margin
Americas	32.5%	33.5%	31.0%	32.3%
International	22.1%	30.1%	22.4%	25.0%
Adjusted EBITDA Margin	31.2%	33.2%	29.9%	31.4%
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

Adjusted Net Income was $40.0 million for the three months ended September 30, 2022, compared to $42.2 million for the three months ended September 30, 2021. Adjusted Net Income for the three months ended September 30, 2022 decreased by $2.2 million, or 5.1%, compared to the three months ended September 30, 2021.

Adjusted Diluted Earnings Per Share was $0.26 for the three months ended September 30, 2022 decreased by $0.02, or 7.1% compared to the three months ended September 30, 2021.

Adjusted Net Income was $111.5 million for the nine months ended September 30, 2022, compared to $95.9 million for the nine months ended September 30, 2021. Adjusted Net Income for the nine months ended September 30, 2022 increased by $15.6 million, or 16.3%, compared to the nine months ended September 30, 2021.

Adjusted Diluted Earnings Per Share was $0.73 for the nine months ended September 30, 2022, compared to $0.69 for the nine months ended September 30, 2021. Adjusted Diluted Earnings Per Share for the nine months ended September 30, 2022 increased by $0.04, or 5.8% compared to the nine months ended September 30, 2021.

Adjusted Net Income and Adjusted Diluted Earnings Per Share were impacted by changes in acquisition-related depreciation and amortization and changes in our capital structure that are captured in interest expense, the impacts of which were offset by the factors contributing to Adjusted EBITDA growth. The prepayment of the Company’s Successor First Lien and Successor Second Lien debt and gains or losses on the Company’s interest rate swaps impact the comparability of Adjusted Net Income and Adjusted Diluted Earnings Per Share across historical periods.

The following tables present a reconciliation of Adjusted Net Income for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$17,209	$16,285	$44,458	$666
Provision for income taxes	6,709	3,397	17,076	2,025
Income before provision for income taxes	23,918	19,682	61,534	2,691
Debt-related charges(a)	(3,545)	437	(10,029)	19,703
Acquisition-related depreciation and amortization(b)	28,927	31,749	87,071	95,047
Share-based compensation	2,022	1,343	5,824	4,569
Transaction and acquisition-related charges(c)	1,908	2,144	4,585	6,510
Integration, restructuring, and other charges (d)	(144)	257	(508)	780
Adjusted Net Income before income tax effect	53,086	55,612	148,477	129,300
Less: Income tax effect(e)	13,083	13,443	36,971	33,431
Adjusted Net Income	$40,003	$42,169	$111,506	$95,869

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented. Prior to the IPO, the equity awards under the Successor Plan were issued by the Company’s Parent. As a result, these awards are not considered equity awards issued by the Company, and therefore, not included in the calculation of adjusted weighted average number of shares outstanding—diluted.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Diluted net income per share (GAAP)	$0.11	$0.11	$0.29	$0.00
Adjusted Net Income adjustments per share
Income taxes	0.04	0.02	0.11	0.01
Debt-related charges (a)	(0.02)	0.00	(0.07)	0.14
Acquisition-related depreciation and amortization (b)	0.19	0.21	0.57	0.69
Share-based compensation	0.01	0.01	0.04	0.03
Transaction and acquisition related charges (c)	0.01	0.01	0.03	0.05
Integration, restructuring, and other charges (d)	(0.00)	0.00	(0.00)	0.01
Adjusted income taxes (e)	(0.09)	(0.09)	(0.24)	(0.24)
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.26	$0.28	$0.73	$0.69

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP)	152,357,307	152,400,419	152,375,212	138,170,488
Options and restricted stock not included in weighted average number of shares outstanding—diluted (GAAP) (using treasury stock method)	—	—	—	—
Adjusted weighted average number of shares outstanding—diluted (Non-GAAP)	152,357,307	152,400,419	152,375,212	138,170,488
(a)
Represents the loss on extinguishment of debt and non-cash interest expense related to the amortization of debt issuance costs for the 2021 February refinancing and repayment of the Company’s Successor First Lien Credit Facility (as defined below) and Successor Second Lien Credit Facility (as defined below), respectively. Beginning in 2022, this adjustment also includes the impact of the change in fair value of interest rate swaps. This adjustment, which represents the fair value gains or losses on the interest rate swaps, was added as a result of the increased interest rate volatility observed in 2022. The Company determined that the impact to the previous year, ($0.1) million and $0.8 million for the three and nine months ended September 30, 2021, respectively, was not significant and therefore, the previously reported amounts will not be recast.
(b)
Represents the depreciation and amortization expense related to intangible assets and developed technology assets recorded due to the application of ASC 805, Business Combinations.
(c)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally includes incremental professional service fees incurred related to the initial public offering and subsequent one-time compliance efforts. The three and nine months ended September 30, 2022 includes a transaction bonus expense related to one of the Company’s 2021 acquisitions.
(d)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to legal exposures inherited from legacy acquisitions, foreign currency (gains) losses, and (gains) losses on the sale of assets.
(e)
Effective tax rates of approximately 24.6% and 24.9% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three and nine months ended September 30, 2022, respectively. Effective tax rates of approximately 24.2% and 25.9% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three and nine months ended September 30, 2021, respectively. As of December 31, 2021, we had net operating loss carryforwards of approximately $120.1 million for federal income tax purposes available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we may pay for federal income taxes differs significantly from the effective income tax rate computed in accordance with GAAP and from the normalized rate shown above.

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

As of September 30, 2022, we had $390.3 million in cash and cash equivalents and $100.0 million available under our revolving credit facility. As of September 30, 2022, we had $564.7 million of total debt outstanding. We believe our cash on hand, together with amounts available under our revolving credit facility, and cash provided by operating activities are and will continue to be adequate to meet our operational and business needs in the next twelve months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings, or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors that may be beyond our control, including those described under our “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Share Repurchase Program

On August 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock over the 12-month period ending August 2, 2023 (the “Repurchase Program”). Stock repurchases may be effected through open market repurchases at prevailing market prices, including through the use of block trades and trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately-negotiated transactions, through other transactions in accordance with applicable securities laws, or a combination of these methods on such terms and in such amounts as the Company deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing, manner, value, and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price and liquidity requirements, other business considerations and general market and economic conditions. No shares will be purchased from SLP Fastball Aggregator, L.P. and its affiliates. The Company may discontinue or modify purchases without notice at any time. The Company plans to use its existing cash to fund repurchases made under the share repurchase program.

On November 8, 2022, the Company' Board of Directors authorized an increase to the total available amount under its Repurchase Program to $150.0 million and extended the program through December 31, 2023. Through November 4, 2022, the Company had made $21.6 million of purchases under the Repurchase Program.

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

Cash Flow Analysis

Comparison of Cash Flows for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

The following table is a summary of our cash flow activity for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$142,842	$83,860
Net cash used in investing activities	(40,526)	(24,992)
Net cash (used in) provided by financing activities	(827)	64,372

Cash Flows from Operating Activities

Net cash provided by operating activities was $142.8 million for the nine months ended September 30, 2022, compared to $83.9 million for the nine months ended September 30, 2021. Net cash provided by operating activities for the nine months ended September 30, 2022 increased by $59.0 million compared to the nine months ended September 30, 2021. Cash flows from operating activities was positively impacted by the Company’s revenues growth from existing customers, new customer go-lives, recent acquisitions, and lower accounts receivable driven by increased cash collections from customers.

Cash Flows from Investing Activities

Net cash used in investing activities was $40.5 million for the nine months ended September 30, 2022, compared to $25.0 million for the nine months ended September 30, 2021. Net cash used in investing activities for the nine months ended September 30, 2022 increased by $15.5 million compared to the nine months ended September 30, 2021. The cash flows used in investing activities for the nine months ended September 30, 2022 were impacted by the $19.1 million acquisition of Form I-9 Compliance, net of cash acquired. The remaining investing cash flows are driven primarily by capitalized software development costs and purchases of property and equipment, which increased in 2022 as the Company continued to make incremental investments in its technology platform.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(0.8) million for the nine months ended September 30, 2022, compared to $64.4 million for the nine months ended September 30, 2021. Cash flows from financing activities for the nine months ended September 30, 2022 were primarily driven by share-based compensation activity. These inflows were offset by cash outflows related to payments on capital lease obligations, deferred purchase of a software platform, and shares repurchased under the Company’s Repurchase Program. During the nine months ended September 30, 2022, 155,697 shares were repurchased under the program at a total cost of $2.2 million.

Net cash provided by financing activities for the nine months ended September 30, 2021 was primarily driven by the Company's completion of its IPO on June 25, 2021. Cash inflows related to the IPO were $320.6 million, partially offset by the use of proceeds which consisted of a $200.0 million repayment of the Company’s Successor First Lien Credit Facility and $1.0 million of offering cost payments.

Net cash provided by financing activities for the six months ended September 30, 2021 was incrementally driven by the Company’s February 2021 debt refinancing which consisted of a refinancing of the Successor First Lien Credit Facility and the full repayment of the Successor Second Lien Credit Facility. Cash outflows related to this refinancing were $308.5 million, partially offset by cash inflows of $261.4 million. As part of the refinancing, the Company paid $1.3 million related to new debt issuance costs. The remaining outflows primarily consisted of amortizing principal payments due under the first lien term loan facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K filed with the SEC on March 23, 2022.

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

Item 1A. Risk Factors.

As of September 30, 2022, no material changes had occurred in our risk factors, compared with the disclosure in our Annual Report on Form 10-K filed with the SEC on March 23, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On June 25, 2021, we completed our IPO. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-256622), declared effective by the SEC on June 22, 2021.

There has been no material change in the expected use of the net proceeds from our IPO as described in our Annual Report on Form 10-K filed with the SEC on March 23, 2022.

Issuer Purchases of Equity Securities

The following information relates to the Company’s purchase of its common stock during each month within the third quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2022 - 7/31/2022	—	$—	—	$—
8/1/2022 - 8/31/2022	—	$—	—	$—
9/1/2022 - 9/30/2022	155,697	$14.42	155,697	$47,752,436
Total	155,697	$14.42	155,697	$47,752,436

(1) Does not include commissions paid to repurchase shares.

(2) On August 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock over the 12-month period ending August 2, 2023.

Stock repurchases may be effected through open market repurchases at prevailing market prices, including through the use of block trades and trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, through other transactions in accordance with applicable securities laws, or a combination of these methods on such terms and in such amounts as the Company deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing, manner, value, and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price and liquidity requirements, other business considerations and general market and economic conditions. No shares will be purchased from SLP Fastball Aggregator, L.P. and its affiliates. The Company may discontinue or modify purchases without notice at any time. The Company plans to use its existing cash to fund repurchases made under the share repurchase program.

On November 8, 2022, the Company' Board of Directors authorized an increase to the total available amount under its Repurchase Program to $150.0 million and extended the program through December 31, 2023. Through November 4, 2022, the Company had made $21.6 million of purchases under the Repurchase Program.

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

FIRST ADVANTAGE CORPORATION

Date: November 8, 2022	By:	/s/ Scott Staples
Scott Staples
Chief Executive Officer (principal executive officer)

Date: November 8, 2022	By:	/s/ David L. Gamsey
David L. Gamsey
Executive Vice President & Chief Financial Officer (principal financial officer)