Form 10-K
period 2022-12-31
FIRST ADVANTAGE CORP
filed 2023-02-28
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $734,129,030 based on the last reported sales price of the common stock as reported on Nasdaq. The number of shares of Common Stock outstanding as of February 23, 2023 was 147,775,077.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III.

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
•
Our international business exposes us to a number of risks.
•
Real or perceived errors, failures, or bugs in our products could adversely affect our business, results of operations, financial condition, and growth prospects.
•
We may not be able to identify attractive acquisition targets and strategic partnerships or successfully complete such transactions.
•
We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.
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

PART I

Item 1. Business.

Our Company

First Advantage is a leading global provider of employment background screening and verification solutions. We deliver innovative services and insights that help our customers manage risk and hire the best talent. Enabled by our proprietary technology, our products help companies protect their brands and provide safer environments for their customers and their most important resources: employees, contractors, contingent workers, tenants, and drivers.

We manage one of the earliest and most important interactions between an applicant and our customer. Indeed, most applicants view their screening experience as a reflection of the hiring organization and its onboarding process. Our comprehensive product suite includes criminal background checks, drug / health screening, extended workforce screening, biometrics and identity, education / work verifications, resident screening, fleet / driver compliance, executive screening, data analytics, continuous monitoring, social media monitoring, and hiring tax incentives. We derive a substantial majority of our revenues from pre-onboarding screening and perform screens in over 200 countries and territories, enabling us to serve as a one-stop-shop provider to both multinational companies and growth companies. In 2022, we performed over 100 million screens on behalf of approximately 33,000 customers spanning the globe and all major industry verticals, which includes 235 Enterprise customers at the end of 2022, up from 189 at the end of 2021. We often have multiple stakeholders within our customers, including Executive Management, Human Resources, Talent Acquisition, Compliance, Risk, Legal, Safety, and Vendor Management, who rely on our products and solutions.

Our long-standing, blue-chip customer relationships include six of the U.S.’s top ten private sector employers, over 50% of the Fortune 100, and approximately one-third of the Fortune 500. We seek to grow market share by focusing on fast-growing industries and companies, increasing our share with existing customers, upselling and cross-selling new products and solutions, and winning new customers.

Our verticalized go-to-market strategy delivers highly relevant solutions for targeted industry sectors. This approach enables us to build a diversified customer portfolio and effectively serve many of the largest, most sophisticated, and fastest-growing companies in the world. We have built a powerful and efficient customer-centric sales model fueled by frequent engagement with our customers and deep subject matter expertise in industry-specific compliance and regulatory requirements, which allows us to create tailored solutions and drive consistent upsell and cross-sell opportunities. Our sales engine is powered by dedicated Sales and Solutions Engineering professionals working alongside Customer Success team members who have successfully maintained high customer satisfaction, retention, and growth, as evidenced by our industry-leading NPS, average 13-year tenure of our top 100 customers, and gross retention rate of approximately 97% as of December 31, 2022. Our go-to-market strategy continues to drive particular strength with Enterprise customers in sectors with attractive secular trends such as e-commerce, retail, transportation, warehousing, healthcare, and staffing.

We have designed our technology to be highly configurable, scalable, and extensible. Our platform is embedded in our customers’ core enterprise workflows and interfaces with more than 75 third-party Human Capital Management (“HCM”) software platforms, including Applicant Tracking Systems (“ATS”), providing us with real-time visibility and input into our customers’ human resources processes. We leverage our proprietary internal databases—which include more than 690 million criminal, education, and work history observations as of December 31, 2022—and an extensive and highly curated network of more than 935 automated and/or integrated third-party data providers. These data providers include federal, state, and local government entities; court runners; drug and health testing labs and collection sites; credit bureaus; and education and work history data providers. Our platform efficiently and intelligently integrates data from these proprietary internal databases as well as external data sources using automation, APIs, and machine learning. Our investments in robotic process automation (“RPA”), including more than 3,000 bots currently deployed, enable our rapid turnaround times. For example, in 2022 alone, over 92% of our criminal searches in the United States were completed within one day. Our platform prioritizes data privacy and compliance and is powered by a rigorous, automated compliance rules engine. This enables us to address each customer’s unique requirements in an efficient and automated manner while also ensuring compliance with complex data usage guidelines and regulatory requirements across global jurisdictions and industry-specific regulatory frameworks.

Our focus on innovative products and technologies has been critical to our growth. Using agile software development methodologies, we have consistently enhanced existing products and been early to market with new and innovative products, including offerings for biometrics and identity, continuous criminal monitoring, extended workforce screening, and instant oral drug testing. In addition, we continue to expand our proprietary internal databases that extend our competitive advantage, enhance turnaround times for customers, and offer potential future monetization upside opportunities. Our hundreds of millions of criminal, education, and work history records in our proprietary internal databases, amassed and curated over many years, accelerate screening turnaround times and reduce costs by using internal data sources before accessing third-party data sources or performing a manual verification.

Our Market Opportunity

The importance of human capital and its associated risks to brand, reputation, safety, and compliance are ever-increasing in today’s interconnected, fast-paced world. Along with broader environmental, social, and governance (“ESG”) considerations, these issues increasingly have become priorities at the highest executive and oversight levels of our customers worldwide. Key constituents, including C-Suite executives, boards of directors, external auditors, business owners, property managers, educators, volunteer organizations, and franchisors all face a heightened level of public scrutiny and accountability. Significant technological and societal trends include fraud and cyber-attacks; sexual harassment and workplace violence; and the prevalence of social media impacting companies’ brands. These have driven a significant increase in the need for screening, verifications, and ongoing monitoring. Our products and solutions are critical tools that companies depend on to provide safer environments for their customers and workers, maintain regulatory compliance, and protect their property, reputation, and brands.

We believe several key trends are generating significant growth opportunities in our markets and increasing demand for our products and solutions:

•
Increased Workforce Mobility and Job Turnover: Millennials and Gen-Z represent a large, growing portion of the U.S. workforce and are more likely to change jobs than other generations in pursuit of earning higher wages, faster career development, and better workplace culture fit. Additionally, over the last two years, the economy has experienced an economic trend in which more employees are voluntarily resigning from their jobs and applying for new jobs, leading to more frequent job switching and an increase in employee churn. Many companies have moved to a remote or hybrid work environment, reducing the barriers to job entry, and we expect this trend to continue through 2023. In addition, as the economy evolves and resource needs differ significantly by sector, geography, and skill set, this is driving dynamism in the hiring environment.
•
Increasing Use of Contingent and Flexible Workforces: Contingent workers including freelancers, independent contractors, consultants, or other outsourced and non-permanent workers, comprise a significant portion of the U.S. workforce as corporations continue to increase their use of a flexible workforce. When independent contractors, external consultants, and temporary workers have access to sensitive information, company facilities, or directly interact with customers, it is important for companies to screen, verify, and monitor such flexible workforce personnel diligently.
•
C-Suite Focus on Safety and Reputational Risks: Screening, verifications, and compliance are mission-critical and are becoming boardroom priorities for many companies due to the brand risks and potential legal liability of hiring high-risk workers. A number of high-profile human capital-related issues have led to significant brand damage, diversion of management attention, litigation, and negative news and social media coverage for enterprises in recent years. These events reinforced the importance of our products and solutions. Companies are increasingly expanding human resources and compliance budgets on products and solutions that help manage their potential risks and improve safety. By enhancing workplace safety and helping companies manage risk, we help address important social factors affecting our customers.
•
Heightened Regulatory and Compliance Scrutiny: Businesses today are under intense scrutiny to comply with an ever-expanding and evolving set of global regulatory requirements that can vary by geography, industry vertical, and use case. Examples include the Foreign Corrupt Practices Act (“FCPA”), the United Kingdom Bribery Act, Fair Credit Reporting Act (“FCRA”), California Consumer Privacy Act (as amended by the California Privacy Rights Act of 2020, the “CCPA”), EU General Data Protection Regulation (“GDPR”), the United Kingdom General Data Protection Regulation (“U.K. GDPR”), and Illinois Biometric Information Privacy Act (“IBIPA”), in addition to other anti-corruption requirements with respect to anti-money laundering and politically exposed persons. These requirements are driving many companies to perform more extensive and exhaustive checks and to partner with screening providers that have the scale, scope, heightened compliance standards, and auditability that they require. Our products and solutions help strengthen companies’ corporate governance through bolstering their compliance and risk management practices.
•
Development of International Markets: Background screening penetration remains low in most international geographies, with a large portion of screens conducted by unsophisticated, local providers. Multinational companies are increasingly focused on systematizing and elevating their human resources policies, screening procedures, and providers globally, driving greater demand and a shift towards technology-driven, high-quality, compliant, and global screening providers. In addition, many non-U.S.-based companies are initiating screening programs for the first time and are seeking reliable, compliant, and high-quality providers.
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
•
Proliferation of Relevant Data Sources: U.S. government agencies, third-party vendors, and professional organizations are increasingly tracking and improving the quality and digitization of data in areas such as criminal, education, income history, healthcare credentials, and motor vehicle records (“MVRs”). In many other countries with limited quality and availability of reliable data, the collection and organization of higher quality datasets has been increasing. This increasing availability of data is driving customers to rely on large-scale, sophisticated providers that can efficiently access and create insights from data sourced, aggregated, and integrated from myriad disparate sources such as First Advantage.
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

Our Growth Strategy

We intend to continue to grow our business profitably by pursuing the following strategies:

•
Continue to Win New Customers. We are focused on winning new customers across industry verticals, particularly those with attractive, long-term hiring outlooks such as e-commerce, essential retail, and transportation and home delivery, and sectors that are increasingly requiring deeper, more frequent checks with high compliance standards such as healthcare. We are also prioritizing new verticals that align with positive secular macroeconomic trends. We primarily focus on large Enterprise customers, which we believe are well-positioned for durable, long-term growth, have complex and diverse global operations, and, as a result, have the highest demand for our products and solutions. We believe our innovative and differentiated solutions, high-performing Sales and Customer Success teams, operational excellence, and industry-leading reputation and brand will enable us to expand our customer base successfully.
•
Growth within Our Existing Customer Base through Upselling and Cross-selling. Our customers frequently begin their relationship with us by implementing a few core products and subsequently expanding their usage of our solutions platform over time to build a more comprehensive approach to screening and risk management. We drive upsell as customers extend our products and solutions to new divisions and geographies, perform more extensive screens, and purchase additional complementary pre-onboarding products. We also cross-sell additional risk mitigation and compliance solutions such as post-onboarding screening, hiring tax credits, and fleet solutions. Our Sales and Customer Success teams frequently engage with our existing customers and identify areas where we can provide additional value and products. Our deeply entrenched, dedicated Customer Success teams work closely with our customers to develop robust and rigorous compliance and risk management programs within their organizations. We believe that our total revenue opportunity with current customers can substantially increase the size of our current revenue base when taking into account cross-selling and upselling opportunities. Revenues from cross-sell and upsell added approximately 4 percentage points to our revenue growth rate in each of 2022, 2021, and 2020. We will continue to hone our sales and marketing engine to increase product penetration within our existing customer base.
•
Continue to Innovate Our Product Offerings. We plan to continue to expand our data solutions and adjacent product revenues. For example, we are currently investing in criminal and verifications data products and identity services. In addition, we are developing innovative solutions that align with our capabilities in areas such as biometric verification, fraud mitigation, driver and vehicle compliance, franchise screening programs, and remote drug testing. We will continue to invest significantly in our technology to sustain and advance our product leadership.
•
Expand Internationally. We believe we are well-positioned to continue to expand into underpenetrated, high-growth international geographies. As multinational corporations increasingly systematize and elevate their human resources policies and screening providers across the globe, while at the same time dealing with a growing set of local requirements, we believe we are uniquely positioned to address their global risk management and compliance requirements. The substantial majority of Enterprise customers do not currently have a single, global provider but are actively evaluating opportunities to consolidate their screening programs. We will continue to invest in international Sales and Customer Success to win these expansion opportunities and drive broader industry adoption.

•
Selectively Pursue Complementary Acquisitions and Strategic Partnerships. Our acquisition and partnership strategy centers on delivering additional value to our customers through expanded product capabilities and industry or geographic expertise and scale. Over the last two years, we completed four acquisitions, each of which either strategically expanded First Advantage’s international presence or strengthened specific industry offerings. We intend to augment our organic growth by continuing to take a disciplined approach in identifying and evaluating potential strategic acquisition, investment, and partnership opportunities that strengthen our market positions, enhance our product offerings, strengthen our technology and/or data capabilities, and/or allow us to enter new markets.

The First Advantage Product Suite

Our comprehensive product suite enables our customers across all industry sectors to perform pre-onboarding screening and post-onboarding monitoring of employees, contractors, contingent workers, tenants, and drivers. We generally classify our products and solutions into three categories: pre-onboarding, post-onboarding, and adjacent products, each of which is enabled by our technology, proprietary internal databases, and data analytics capabilities. Historically, we have derived a substantial majority of our revenues from pre-onboarding products and solutions.

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
•
Drug / Health screening: Offers various drug screening products, including saliva, urine, hair, and blood testing options, physical exams, and instant oral drug screening products performed by mouth swab collection.
•
Extended workforce screening: Enables our customers to efficiently screen large numbers of contingent, contract, and temporary workers across various search types.
•
FBI channeling: As an approved Federal Bureau of Investigation (“FBI”) channeler, handles submissions of fingerprints to the FBI National Criminal Records database and returns Criminal Record Information from the FBI to authorized recipients, including through a secure connection to the Financial Industry Regulatory Authority (“FINRA”).
•
Identity checks and biometric fraud mitigation tools: Includes government ID validation, mobile facial recognition, and identity and fraud mitigation tools.
•
Education / Work history verification: Validates work history and education of applicants, leveraging our proprietary Verified! database, internal fulfillment, or through partnerships with other data providers.
•
Driver records and compliance: Collection and storage of driver qualification files, as well as drug screening and background checks to assist with compliance with the requirements of the U.S. Department of Transportation (“DOT”), Federal Motor Carrier Safety Administration (“FMCSA”), Federal Aviation Administration (“FAA”), International Fuel Tax Agreement (“IFTA”), and other regulatory agencies across all 50 states and the District of Columbia.
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
•
I-9 verification: Enables our customers to simplify and manage the process of onboarding new hires, by streamlining employment eligibility verification through the convenience of digital workflows.
•
Executive screening: Provides in-depth investigative reports to confirm various aspects of credentials not typically covered by most background checks, such as civil litigation and bankruptcies, negative media searches, controversies and inconsistencies in business dealings, corporate and regulatory history, and potential conflicts of interest.
•
Others: Includes screening products such as global sanctions, professional licenses and credentials verification, and social media checks.

Post-Onboarding

Companies face a heightened responsibility to ensure safety and comply with laws, regulations, and licensing requirements after the initial screening and onboarding of an applicant. We provide our customers with continuous monitoring and re-screening solutions that are important tools to keep their end customers, workforces, and other stakeholders safe, productive, and compliant. Continuous monitoring solutions allow customers to be proactively alerted as soon as relevant information, which may require immediate attention and action, becomes available. Our post-onboarding solutions include:

•
Criminal records monitoring: Enables our customers to receive ongoing notification of any reportable criminal records of their employees, contractors, contingent workers, tenants, and drivers.
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

Adjacent Products

We also offer adjacent products that complement our pre-onboarding and post-onboarding products and solutions:

•
Fleet / Vehicle compliance: Comprehensive solutions for fleet managers to support compliance with various state and federal requirements, including licenses, titles, registrations, and gas taxes.
•
Hiring tax credits and incentives: Identifies and processes U.S. employment tax credits and economic incentive programs, including the Federal Work Opportunity Tax Credit (“WOTC”) program and other federal, state, and local incentives. Uses data collected from applicants during their background screen to increase quality and efficiency.
•
Resident / Tenant screening: Enables property managers, landlords, owners, and leasing agents to screen prospective tenants.
•
Investigative research: Provides in-depth investigative reports, similar to our Executive Screening products, used in performing due diligence of alternative investment managers and senior executives before a major investment commitment or M&A transaction.

Our suite of products is available individually or through packaged solutions configured and tailored according to our customers’ needs. For example, through our RoadReady solution, we provide comprehensive driver and fleet solutions in compliance and asset management. Our driver compliance products include pre-onboarding background checks, MVRs, drug tests, driver files, and post-onboarding monitoring. Our asset management products related to vehicle compliance include title management, registration, fuel and gas tax, permits, transponder management, and ongoing data analytics. All these products that comprise our RoadReady solution can be purchased individually or as a package.

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

Our Differentiated Technology

Background screening involves complex workflows, disparate internal and external data sources, and numerous integrations with third-party software providers. We believe our differentiated technology provides us with a strong competitive advantage. Our front-end technology, including our powerful UI/UX design, creates a superior applicant and Enterprise customer experience, leveraging AI and machine learning to optimize workflows and minimize applicant data capture errors and missing information. Our back-end technology and processing engine seamlessly integrate interactions with customer HCM platforms and other software, government, and third-party data sources, as well as internal Operations and Customer Care teams. We have been, and will continue to be, pioneers in using automation and intelligent routing technologies to optimize turnaround times, quality, and touchless end-to-end screening. Our compliance rules engine governs all aspects of our technology and is designed to meet ever-changing global regulatory and compliance requirements.

Our customers and their applicants access our technology through intuitive, easy-to-use user interfaces – Profile Advantage, Enterprise Advantage, and Insight Advantage.

•
Profile Advantage: Our applicant-facing technology available in 19 languages, offers intuitive design with chatbots, digital camera-enabled document uploads, and ID verification for a streamlined applicant experience. Profile Advantage provides a modern, easy-to-use experience, which is critical. It is often the first and one of the most important early interactions between an applicant and our customers. Profile Advantage can be accessed through a computer, tablet, or mobile device and is built for Web Content Accessibility Guidelines (“WCAG”) 2.1 to be easily accessed by people with disabilities. We believe that applicants view this experience as an important reflection of the customer. As such, customers can extend their branding to Profile Advantage to help improve applicant engagement. With its embedded AI, machine learning, and powerful features such as auto-fill, Profile Advantage drives significant time savings for both applicants and customers and enables fast time-to-hire.
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

We have designed our technology architecture for extensibility. We receive data directly from the applicant through Profile Advantage and from our customers through their third-party HCM and ATS software platforms. This data is supplemented by our proprietary internal databases and external data sources as we perform verifications. Our proprietary internal databases of over 690 million records include our National Criminal Records File, offering access to approximately 625 million criminal records with thousands of new records added daily, and Verified!, our repository of more than 65 million prior education and work history records. These proprietary internal databases allow us to complete our verifications process quickly and cost-effectively, which accelerates the onboarding process for our customers and improves the applicant experience. We also obtain data directly from federal, state, and local government entities, laboratories and collection sites, credit bureaus, and education and work history verification providers, as well as from third-party, independent compilers of public records. Our API integrations, either through our XChange Standard API or our XChange REST API, allow for real-time, bidirectional, and secure data flows between us and our customers’ software platforms and external data sources, creating a seamless and integrated screening process. Our technology interfaces with more than 75 third-party HCM software platforms and more than 935 automated and/or integrated external data providers. In addition to our APIs, we leverage our RPA tools and AI software to deliver results to our customers with high speed and accuracy.

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

Sales and Marketing

We believe we have a highly differentiated, verticalized sales, customer success, and marketing approach that sets us apart from our competitors and positions us to capture additional market share. Our Sales team is vertically aligned and organized into groups that target new accounts and additional opportunities within existing accounts. We train and educate our sales professionals to ensure they are highly knowledgeable in the industry-specific screening requirements and can deliver value-added, industry-targeted solutions to existing and new customers.

Our Sales team is augmented by Customer Success professionals, who are similarly organized to deliver solutions specific to existing customers within each industry vertical. Our Customer Success team members are located across geographies to foster deep relationships with customers and build local expertise in compliance and screening standards. Our Customer Success teams maintain ongoing interactions with key customer users and program owners and hold regular formal customer account reviews to ensure high performance, satisfaction, and retention. They also organize our customer advisory boards and events to uncover product insights, drive product innovation, and share screening and compliance best practices with our customers. This further drives our industry-leading NPS and high customer retention rates and helps us identify and execute additional opportunities with existing customers.

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

Customers

We serve a diversified customer base with approximately 33,000 customers globally in 2022, including six of the top ten largest private employers in the United States, over 50% of the Fortune 100, and approximately one-third of the Fortune 500. Our customer base ranges from small businesses with fewer than 100 employees to multinational corporations with workforces numbering in the hundreds of thousands. We have executed a concerted go-to-market strategy to target customers with large, complex workforces and have built a leading customer portfolio in this area as a result. While our customers operate in diverse industries across almost all facets of the global economy, we have strength in sectors with favorable secular trends such as e-commerce, retail, transportation, warehousing, healthcare, and staffing. We have maintained a gross retention rate of approximately 97% in 2022 and achieved an average tenure of 13 years amongst our top 100 customers.

For the year ended December 31, 2022, we had one customer that accounted for approximately 10% of our revenues. No other customer accounted for 10% or more of our total revenues for such period. As of December 31, 2022, we performed screens in over 200 countries and territories, with a major presence in the United States, the United Kingdom, and India. Approximately 85% of our total revenues for the year ended December 31, 2022 were derived from our Americas business.

Competition

The global background screening and verifications industry is fragmented and competitive. There are many local, single-country companies but few multinational companies that operate with scale and reach. Our competitors vary based on customer size, industry vertical, geography, and product focus.

We compete with large players with broad capabilities and product suites, vertical-focused specialist firms that target customers operating in select industries, mid-size players and competitors that serve small and medium-sized business (“SMB”) customers. Some competitors are aligned to a specific product in certain pre-onboarding product lines, such as drug / health screening and executive screening. In our adjacent products market, we compete with certain companies specializing in fleet / vehicle compliance, hiring tax credits and incentives, resident / tenant screening, employment eligibility, and investigative research.

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

Regulators worldwide have adopted or proposed national, international, state, and local laws that regulate consumer protection, cybersecurity, privacy, data protection, and/or business credit reporting. These laws impact, among other things, the collection, use, disclosure, sale, transfer, receipt, storage, transmission, destruction, and other processing of personal data (collectively, “Processing”). The principal laws and regulations that impact our business include, but are not limited to:

•
FCRA, which regulates the use of consumer report information and governs the accuracy, fairness, and privacy of such information;
•
Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which prohibits unfair, deceptive, or abusive acts or practices with respect to consumer financial services practices;
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
•
U.K. Digital Identity & Attributes Trust Framework, which provides for a set of rules and standards for digital identity products;
•
U.K. and EU GDPR;
•
Various U.S. federal, state, and local data protection and consumer reporting agency laws at the state level, state data breach laws, and state privacy laws, such as the CCPA and the Illinois Biometric Information Privacy Act;
•
International data protection, data localization, and state secret laws impacting our data suppliers, such as the EU GDPR, or us; and
•
Oversight by regulatory authorities for engaging in consumer reporting, including the FTC and CFPB in the United States.

These laws and regulations, which are generally designed to protect individuals’ privacy and prevent the misuse of personal data or unauthorized access to data, are complex, subject to ongoing changes in regulations and amendments, and inconsistent between jurisdictions. We proactively manage our compliance with laws and regulations through the use of a number of resources, including our in-house legal and compliance department, which consists of more than 35 legal and compliance professionals, external law firms, trade associations, and local suppliers and partners to understand the legal and regulatory requirements and practices that may impact the delivery of our products and solutions as well as our customers’ use of the same in light of employment, privacy and other laws and regulations. Our General Counsel leads our legal department with a Chief Global Compliance Officer reporting to the General Counsel. The compliance team consists of four regional compliance officers globally, with local compliance officers reporting through that hierarchy. Through the legal and compliance functions, we train our team members with respect to compliance with our policies and procedures, monitor changes to relevant material laws and regulations, and meet with regulators and legislators, as necessary and appropriate, to establish transparency of our operations and build trust.

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

Seasonality

We experience seasonality with respect to certain industries due to fluctuations in hiring volumes and other economic activity. For example, pre-onboarding revenues generated from our customers in the retail and transportation industries are historically highest during the months of October and November, leading up to the holiday season and lowest at the beginning of the new year, following the holiday season. Certain customers across various industries also historically ramp up their hiring throughout the second quarter of the year as winter concludes, commercial activity tied to outdoor activities increases, and the school year ends, giving rise to student and graduate hiring. In addition, apartment rental activity and associated screening activity typically decline in the fourth quarter heading into the holiday season. We expect that further growth in e-commerce, the continued digital transformation of the economy, and other economic forces may impact future seasonality, but we are unable to predict these potential shifts and how our business may be impacted.

Human Capital

As of December 31, 2022, we had approximately 5,800 employees in 19 countries. Our workforce also engages third-party contractors as an ongoing part of our business where appropriate. None of our employees are subject to a collective bargaining agreement, and no work stoppages have been experienced. We consider our relationship with our employees to be good.

In our continued response to the COVID-19 pandemic, we implemented operational changes with the primary objective of safety for our employees, as well as the communities in which we operate, and to comply with government regulations. We have adopted a distributed workforce model, including a long-term, full-time work from home arrangement for some employees, while implementing additional safety measures for employees and contractors continuing essential and critical on-site work.

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

Supplier Diversity

We are committed to developing mutually beneficial relationships with small, minority-owned, women-owned, disadvantaged, veteran-owned, HUBZONE, LGBT, and local business enterprises. Our supplier diversity policy reflects our desire to create an opportunity for suppliers to market their products to the Company. When all business considerations are determined to be equal among competitive suppliers, the Company will award contracts to such businesses.

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

Macroeconomic developments such as the global or regional economic effects resulting from increasing inflation rates and related economic curtailment initiatives, foreign exchange rate fluctuations (particularly the strengthening of the U.S. dollar relative to the British pound and Indian Rupee), the COVID-19 pandemic, the current Russia-Ukraine conflict, evolving trade policies between the U.S. and international trade partners, or the occurrence of similar events in other countries that lead to uncertainty or instability in economic, political, or market conditions could negatively affect our business, operating results, financial condition, and outlook.

In addition, international, regional, or domestic political unrest and the related potential impact on global stability, terrorist attacks, and the potential for other hostilities in various parts of the world, public health crises such as the COVID-19 pandemic, and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability.

Global credit and capital markets have experienced significant volatility and disruption due to the above factors. A substantial majority of our revenues are derived from pre-onboarding screening products, which is heavily influenced by hiring volumes. The businesses of some of our largest customers and their decision to hire depend in part on favorable macroeconomic conditions, including consumer spending, the general availability of credit, the level and volatility of interest rates, and inflation levels. To the extent these macroeconomic factors are at suboptimal levels, our existing and potential customers could delay or defer onboarding new or replacement workers, lay off existing workers to reduce headcount, or seek to decrease spending on their screening programs. As a result, our products could face reduced demand and our business, results of operations, and financial condition could slow or decline. Similarly, demand for our tenant screening products is subject to trends in real estate rental markets, which may be affected by macroeconomic factors beyond our control, including housing markets, stock market volatility, recession, job losses and unemployment levels, debt levels, and uncertainty about the future.

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
•
Customers. Certain of our existing customers at the onset of the COVID-19 outbreak reduced hiring, implemented hiring freezes, and/or modified their background screening programs due to declining business conditions, which temporarily decreased demand and spending on our products. Our customers may continue to take such actions. Certain sectors such as travel, live entertainment, dining, and non-essential retail, have been especially impacted by the pandemic. While the decrease in demand from customers in such sectors has been offset by increased demand from our customers in other sectors such as e-commerce, essential retail, and transportation and home delivery, such other sectors may experience downturns in the future. In addition, demand for our products and solutions from our international customers has generally been more impacted by the ongoing effects of the COVID-19 pandemic than demand from our U.S. customers. Furthermore, because many of our existing and potential customers are also operating from a similar remote environment, we may face difficulties maintaining relationships with our current customers and winning new customers in the same manner as we would have operated before the outbreak of COVID-19.
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

As a global provider of technology solutions for screening and verifications, we are subject to numerous and evolving international, federal, state, and local laws and regulations, including, without limitation, in the areas of consumer protection, privacy, and data protection. See “Business—Government Regulations” and “—Continued scrutiny of collection, use, and processing of personal data and data security could lead to increased restrictions, loss of revenue opportunity, greater costs of compliance, and lost efficiency.” We expect that these laws and regulations will continue to evolve, change, and expand and, in most instances, become more stringent and complex with time. Compliance with these laws and regulations requires significant expense and resources, which could increase significantly as these laws and regulations evolve. Further, regulations are often the product of administrative interpretation and judicial construction, which could result in inconsistent implementation across jurisdictions. We must reconcile the many potential differences between the laws and regulations among the various domestic and international jurisdictions that may be involved in the provision of our solutions. A failure to identify, comply, and reconcile the many laws and regulations we are subject to could result in the imposition of penalties and fines, restrictions on our operations, breach of contract or indemnification claims against us, loss of revenues, and could otherwise adversely affect our business, results of operations, and financial condition. Further, we acquired a company in 2013 that was subject to multiple FTC consent decrees that had been imposed on it in the years prior to our acquisition and to which we now remain subject. The consent decrees require us to comply with the FCRA and to maintain a comprehensive information security program to be audited biennially. Under these circumstances, failure to comply with the decrees and/or relevant law or regulations may subject us to increased risk.

Changes in laws, regulations, and the interpretation of such laws and regulations on both the state and federal level could also affect certain of our businesses and result in restrictions on our ability to offer certain products and solutions. For example, several states and smaller local jurisdictions have implemented “fair chance” hiring laws or ordinances that limit or restrict employers from inquiring or using an applicant’s criminal history to make employment decisions. In addition, under the FCRA in the United States, both our customers and we are required to comply with many requirements under the FCRA as well as state-level laws regarding the use and delivery of consumer reports. The enactment of new restrictive legislation and the requirements, restrictions, and limitations imposed by changing interpretations and court decisions on such laws and regulations could prevent our customers from using the full functionality of our products, which may reduce demand for our products and solutions. We could also be required to adapt our products to meet these evolving and complex requirements, such as adding or changing disclosures, authorizations, or forms provided to applicants. In addition, we believe it is critical for us to keep abreast of evolving laws and interpretations in applicable jurisdictions and inform our customers of changes to their ability to use our products and solutions and their and our obligations. These efforts require time, expense, and resources, and in some instances, reliance on third parties such as law firms and trade associations.

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

In the United States, we are subject to numerous federal and state laws governing the collection, processing, use, transmission, disclosure, and sale of personal data (which may also be referred to as personal information, personally identifiable information, and/or non-public personal information). For example, in California, the CCPA, provides for enhanced consumer protections for California residents, a private right of action for data breaches of certain personal information and statutory fines and damages for such data breaches or other CCPA violations, as well as a requirement of “reasonable” cybersecurity. In addition, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, which amends and expands the California Consumer Privacy Act with additional data privacy compliance requirements and establishes a regulatory agency dedicated to enforcing those requirements. Other states also have or are in the process of imposing similar privacy obligations. In addition, laws such as the Biometric Information Privacy Act in Illinois have also restricted the use of biometric information. These and other laws and regulations require us to continuously review our data processing practices and policies, may cause us to incur substantial costs with respect to compliance, and could require us to adapt our products and solutions, which may reduce their utility to our customers.

Outside of the United States, we are subject to foreign rules and regulations. For example, we are subject to enhanced compliance and operational requirements under the GDPR, which expanded the scope of data protection in the European Union (“EU”) to foreign companies who process the personal data of EU residents, imposed a strict data protection compliance regime with stringent penalties for noncompliance and included new rights for data subjects such as the “portability” of personal data. In particular, under the GDPR, fines of up to 20 million euros, or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. If we were found to be in breach of the GDPR, the potential penalties we might face could have a material adverse impact on our business, financial condition, results of operations, and cash flows. Compliance with the GDPR requires time and expense and may require us to make changes to our business operations.

While the GDPR applies uniformly across the EU, each EU member state is permitted to issue nation-specific data protection legislation, which has created inconsistencies on a country-by-country basis. The decision by the U.K. to leave the EU (“Brexit”) has resulted in a new U.K. data privacy and protection law that essentially tracks the GDPR but is applicable in the U.K. which is no longer a part of the EU. The European Commission has adopted an adequacy decision for the U.K., allowing for transfer of most personal data from the European Economic Area (“EEA”) to the U.K, subject to a “sunset clause,” which limits the duration of adequacy to four years. However, there will likely be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the U.K. and EEA.

In addition, on July 16, 2020, the European Court of Justice invalidated the EU-U.S. Privacy Shield Framework, a mechanism under which personal data could be transferred from the EEA to U.S. entities that had self-certified under the Privacy Shield Framework. The Court also called into question the Standard Contractual Clauses (“SCCs”), noting adequate safeguards must be met for SCCs to be valid. In December 2022, the European Commission launched the process towards the adoption of an adequacy decision for the EU-U.S. Data Privacy Framework, which will foster safe trans-Atlantic data flows and address the concerns raised by the Court of Justice of the European Union in its Schrems II decision of July 2020. Given that we had self-certified under the Privacy Shield Framework, and have adopted SCCs, we will continue to monitor these developments and review the mechanisms by which we make and/or receive certain personal data transfers to the United States and other jurisdictions to remain in compliance with the current laws and guidance.

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

The global market for our screening, verifications, and adjacent products is fragmented and competitive. Our competitors vary based on their targeted customer size, industry vertical, geography, and product focus. We compete with large players with broad capabilities and product suites, vertical-focused specialist firms that target customers operating in select industries, mid-size players and competitors that serve SMB customers. Some competitors are aligned to a specific product in certain pre-onboarding product lines, such as drug / health screening and executive screening. In our adjacent products market, we compete with certain companies specializing in fleet / vehicle compliance, hiring tax credits and incentives, resident / tenant screening, employment eligibility, and investigative research.

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

In our competitive market environment, we primarily compete on the basis of brand and awareness, accuracy, compliance, turnaround time, and price. We must continue to innovate and ensure market acceptance of our products and solutions in order to maintain and grow our business and market share. We are continually subject to the risk that our competitors may develop products and technologies that are superior to ours or achieve greater market acceptance than ours. Continuing strong competition could result in pricing pressure, increased sales and marketing expenses, loss of customers, and greater investments in research and development, each of which could negatively impact our results of operations. The revenues of our competitors and the resources they have available vary depending on size, specialty, and geographic footprint. Some competitors may be able to allocate resources more efficiently than we can or anticipate and respond to existing and emerging market trends, customer preferences, and technologies due to their size and resources. If we fail to compete successfully, our business, financial position, and results of operations could be materially and adversely affected.

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

Data collection and verification by screening providers is dependent on access to databases run by government and law enforcement agencies, including the FBI, state, and federal courthouses, and records systems. If we were to lose or face diminished access to one or more of these data sources, or if government personnel were unable or unwilling to access these data sources on our behalf, our operations could be negatively impacted, and our sales could suffer. Such interruptions result from government shutdowns or slowdowns, such as those that occurred during the COVID-19 pandemic, changing laws and regulations, or natural disasters such as earthquakes, hurricanes, or floods. The inability to access or a delay in accessing essential information could result in lengthened and unsatisfactory turnaround times or our inability to offer certain of our products and solutions.

Due to the sensitive and privacy-driven nature of our products and solutions, we could face liability and legal or regulatory proceedings, which could be costly and time-consuming to defend and may not be fully covered by insurance.

The nature of the products and solutions we provide and the information and data collected, processed, transmitted, disclosed, used, and reported by us (including personal information, confidential information, and other sensitive and/or regulated information) subjects us to potential liability from customers, consumers, data subjects, third parties, and government authorities relating to claims of legal or regulatory non-compliance, defamation, invasion of privacy, false light, negligence, intellectual property infringement, misappropriation or other violation and/or other related causes of action. Such liability may depend on actions or events beyond our control, such as how our customers use the information we provide or the veracity of the data we are provided by third parties. For example, we may from time to time be subject to legal claims by applicants for allegedly failing to comply with the FCRA in relation to issues regarding the accuracy of our reports. Likewise, our customers may seek indemnification for losses allegedly caused by negligent hiring or retention by asserting our reports failed to disclose information that would have resulted in an adverse employment decision had it been reported or if we improperly interpret a customer’s custom processing instructions. Such lawsuits and other proceedings could divert resources from our management and potentially subject us to equitable remedies. In addition, punitive damages are available as a remedy under the FCRA, which we are subject to and are generally not covered by insurance. We may also face adverse publicity in connection with such incidents, which could have a negative effect on our reputation and business.

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

Further, certain of our employees have access to sensitive information about the applicants whom we perform background screenings and verifications on. In addition, certain of our third-party service providers and vendors have access to limited portions of our IT systems and may also be subject to such attempts, which then can be used to attempt to infiltrate our systems. Because we cannot control our vendors or the processing of data by our vendors, other than through our contractual relationships, our ability to monitor our vendors’ data security may be very limited such that we cannot ensure the integrity or security of measures they take to protect and prevent the loss of our or our consumers’ data. As a result, we are subject to the risk that cyber-attacks on, or other security incidents affecting, our vendors may adversely affect our business even if an attack or breach does not directly impact our systems. It is also possible that security breaches sustained by, or other security incidents affecting, our competitors could result in negative publicity for our entire industry that indirectly harms our reputation and diminishes demand for our products and solutions.

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

We perform screenings and verifications internationally, including helping businesses screen their applicants with backgrounds that include international jurisdictions outside of the business’ domestic base of operations. In 2022, we performed screens for our customers on individuals from over 200 countries and territories, and we seek to continue to expand our international operations. The laws and regulations governing our international operations are numerous, varied, and evolving. It may be difficult to correctly identify, interpret, and ensure compliance with these laws and regulations, and we cannot be certain we will avoid liability for noncompliance or improper compliance with such laws and regulations. Any such cost or liability could have a material adverse effect on our business, financial condition, and results of operations. See “—We operate in a highly regulated industry and are subject to numerous and evolving laws and regulations” and “—If regulatory regimes continue to heighten their scrutiny over personal data and data security, it could lead to increased restrictions, loss of revenue opportunity, greater costs of compliance, and lost efficiency.”

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
•
fluctuations in currency exchange rates and related impacts on customer demand and our operating results;
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

We may not be able to integrate or manage acquired businesses, including the business we acquired in January 2022, Form I-9 Compliance, and strategic partnerships so as to produce returns that justify the investment. Integrating acquisitions or other business relationships may result in unforeseen operating difficulties and expenditures, disrupt our ongoing business, divert our resources, and require significant management attention that would otherwise be available for the ongoing development of our business. In particular, it may prove difficult to integrate the personnel, operations, intellectual property, and/or technology systems of any acquired organizations, and to maintain uniform standards, policies, and procedures across multiple platforms and locations, including for those located outside of the United States. This may result in a greater than anticipated increase in the transaction, remediation, and integration costs and could discourage us from entering into acquisitions where the potential for such costs outweigh the perceived benefit. Further, although we conduct due diligence with respect to the business and operations of each of the companies we acquire, we may not have identified all material facts concerning these companies, which could result in unanticipated events or liabilities. We cannot guarantee that any acquisitions we seek to enter into will be carried out on favorable terms or that the anticipated benefits of any acquisition, investment, or business relationship will materialize as intended or that no unanticipated liabilities will arise.

Failure to comply with anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations could have an adverse effect on our business.

We are subject to evolving anti-corruption laws, economic and trade sanctions, and anti-money laundering rules in several jurisdictions in which we operate, including the U.S. FCPA and the U.K. Bribery Act. The evolution of this regulatory regime has generally brought about more aggressive investigations and enforcement, which, if targeted towards us, could materially adversely impact our business. We have policies and procedures in place to assist us with monitoring the evolution of these laws and ensuring our ongoing compliance. We are continuously in the process of reviewing, upgrading, and enhancing these protocols. However, we cannot guarantee that our employees, consultants, or agents will not take actions that amount to a violation of these laws and regulations for which we may be ultimately responsible or that our policies and procedures will be adequate in protecting us from liability. Further, our services agreements with several customers contain contractual provisions mandating our ongoing compliance with applicable anticorruption, economic, and trade sanctions or anti-money laundering laws or regulations. If we are deemed to be in violation of any such rules, our business activities could be restricted or terminated. In addition, we could face civil and criminal penalties, including fines, which could damage our reputation and customer relationships and materially impact our results of operations or financial condition.

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

We enjoy long-standing relationships with many of our customers, but our customer contracts and services agreements do not typically require our customers to use our products exclusively or commit to minimum engagement or order volumes. As a result, we rely on our customers’ continuing demand for our products and solutions, our technology, our value proposition, and our brand and reputation to compete. Our customers can stop doing business with us for any reason at any time with minimal notice and without penalty, which they may leverage to renegotiate our arrangements on terms less favorable to us. The loss of a significant customer or any reduced demand for our products and solutions by our customers, especially our large customers, would have a negative impact on our business. For the year ended December 31, 2022, we had one customer who accounted for approximately 10% of our revenues. We cannot guarantee that we will maintain relationships with any of our customers on acceptable terms or at all or retain, renew or expand upon our existing agreements. The failure to do so could negatively affect our business, financial condition, and results of operations.

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

We engage and integrate with many third-party human resource software providers, including applicant tracking systems and human capital management systems, to ensure that customers benefit from an integrated solution that allows them to easily perform both human resource functions and screenings and verifications through a core platform. This depends on our ability to seamlessly integrate our platforms and systems with those of the human resource software providers. If our engagement or arrangements with such providers are terminated for any reason, we risk losing the opportunity for continued integration with the software applications of these companies, which could jeopardize our ability to provide a seamless interface for our customers, result in service disruptions, increase costs and reduce the quality of our products, and ultimately put us at a competitive disadvantage in maintaining our customer relationships and obtaining new ones. Further, if a provider updates its products without providing sufficient notice to us, there could be disruptions to the integration, which could result in errors, delays, and interruptions.

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

Our ability to deliver products to our customers effectively requires us to work with certain third-party vendors and service providers. For example, we engage third-party vendors to maintain and upgrade portions of our software and technology. In addition, from time to time and in certain geographic locations, we engage third-party support service providers depending on demand requirements on our operations and customer service call centers. Our business, therefore, depends on such third parties meeting our expectations and the expectations of our customers in timeliness, quality, and volume. We cannot guarantee our third-party providers will be able to do so on a cost-effective basis or at all due to a number of factors. Some of the third-party vendors that we rely on conduct operations outside of the United States, which subjects us to the risk that economic, political, and military events in foreign jurisdictions might cause an interruption to our operations. We may not be able to ensure that our third-party vendors perform in accordance with agreed-upon, regulated, and expected standards. We could be held accountable for their failure to do so, which may subject us to fines or other sanctions. If our third-party vendors do not meet our expectations and those of our customers, it could negatively affect our reputation, harm our relationships with existing customers, and hamper our ability to win new customers.

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

We have in the past incorporated, and may in the future continue to incorporate, certain “open source” software into our codebase and our products and solutions. Open-source software is generally licensed by its authors or other third parties under open source licenses, which typically do not provide any representations, warranties, or indemnity coverage by the licensor. Some of these licenses provide that combinations of open source software with a licensee’s proprietary software are subject to the open source license and require that the combination be made available to third parties in source code form, at no cost, or subject to other unfavorable conditions. Some open-source licenses may also require the licensee to grant licenses under certain of its own intellectual property to third parties. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate such software into their products or applications. The terms of various open-source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of open-source software or our proprietary rights. In addition, if we were to combine our applications with open source software in a certain manner, we could, under certain of the open-source licenses, be required to publicly release or license, at no cost, our products that incorporate the open source software or the affected portions of our source code, which could allow our competitors or other third parties to create similar products and solutions with lower development effort, time, and costs, and could ultimately result in a loss of transaction volume for us. If we inappropriately use open-source software, we may be required to redesign our applications, seek licenses from third parties in order to continue offering our products, which may not be available on commercially reasonable terms, or at all, discontinue the sale of our products or solutions, or take other remedial actions, each of which could reduce or eliminate the value of our technologies and could adversely impact our business, operating results, or financial condition.

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

Tax laws and related interpretations with respect to income taxation are frequently reviewed and amended by governmental bodies, officials, and regulatory agencies in the United States and other jurisdictions in which we do business. As our net operating loss carryforward is expected to be fully utilized in 2023, income taxes are expected to become a material use of funds beginning in 2023, depending on our future profitability and tax rates. Our provision for income taxes and liquidity, may therefore be adversely affected by changes to our operating model, changes in the mix of income and expenses in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws, regulations, or administrative interpretations. For example, there are several proposals to change the current tax law, including changes in global intangible low-taxed income (“GILTI”). Additionally, the Inflation Reduction Act was enacted on August 16, 2022, and includes a new 15% minimum tax on “adjusted financial statement income” beginning with the Company’s fiscal year 2024, and a new 1% excise tax on stock repurchases after December 31, 2022. While these tax law changes and proposals had no immediate effect, if any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact on our effective tax rate. It cannot be predicted whether or when tax laws, regulations, and rulings may be enacted, issued, or amended that could materially and adversely impact our financial position, results of operations, or cash flows.

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

Risks Related to Our Indebtedness

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

We have a significant amount of indebtedness. As of December 31, 2022, we had $564.7 million of total debt outstanding.

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

Risks Related to Ownership of Our Common Stock

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.

In 2022, our Board of Directors approved our repurchase program totaling $150.0 million which expires on December 31, 2023. We are not obligated to repurchase any specific number of shares, and the timing, manner, value, and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price and liquidity requirements, other business considerations and general market and economic conditions. Our repurchase program may be modified, suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

Silver Lake controls us and its interests may conflict with yours in the future.

Silver Lake beneficially owned 60.4% of our outstanding common stock as of December 31, 2022. As a result, Silver Lake is able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation or bylaws and other significant corporate transactions for so long as Silver Lake and its affiliates retain significant ownership of us. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. So long as Silver Lake continues to own a significant amount of our combined voting power, even if such amount is less than 50%, Silver Lake will continue to be able to strongly influence or effectively control our decisions and, so long as Silver Lake and its affiliates collectively own at least 5% of all outstanding shares of our stock entitled to vote generally in the election of directors, Silver Lake will be able to nominate individuals to our Board of Directors under our stockholders’ agreement. In addition, the stockholders’ agreement grants to Silver Lake and its affiliates and certain of their transferees certain governance rights for as long as Silver Lake and its affiliates and certain of their transferees maintain ownership of at least 25% of our outstanding common stock, including rights of approval over the entry into joint ventures or similar business alliances having a fair market value of more than $100 million, incurrence of debt for borrowed money in excess of $100 million, the increase or reduction in the size of our Board of Directors, initiation of any liquidation, dissolution, bankruptcy or other insolvency proceeding, the appointment or termination of our chief executive officer, or any material change in the nature of our business. The interests of Silver Lake may not coincide with the interests of other holders of our common stock.

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

As of December 31, 2022, we had approximately 851,267,397 shares of authorized but unissued common stock. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and securities relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved shares for issuance under the 2021 Equity Plan and the ESPP. Any common stock that we issue, including under the 2021 Equity Plan or the ESPP or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who purchase common stock. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

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

Shares held by Silver Lake and certain of our directors, officers and employees are eligible for resale, subject to volume, manner of sale and other limitations under Rule 144, and subject to transfer restrictions applicable to certain members of our management and Silver Lake who are party to our stockholders’ agreement. In addition, pursuant to our stockholders’ agreement, Silver Lake has the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act of 1933 (as amended, the “Securities Act”). Certain of our stockholders will also have “piggyback” registration rights with respect to future registered offerings of our common stock.

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

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that unless we consent to the selection of an alternative forum, the state or federal courts (as appropriate) located within the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee or stockholder of our company to the Company or our stockholders, creditors or other constituents, (iii) action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the Delaware General Corporation Law, or the DGCL, or our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine. The choice of forum provision described in the preceding sentence does not apply to claims brought under the Securities Act or the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), meaning that nothing in our amended and restated certificate of incorporation or amended and restated by-laws will preclude stockholders that assert claims under the Securities Act or the Exchange Act, from bringing such claims in state or federal court, subject to applicable law. Our exclusive forum provision shall not relieve the Company of its duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations. Further, stockholders may not waive their rights under the Exchange Act, including their right to bring suit.

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

General Risk Factors

We incur additional costs associated with the requirements of being a public company, and our management is required to devote substantial time to compliance matters, adding complexity to running our business.

As a public company, we incur significant legal, regulatory, finance, accounting, investor relations, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act, and the Dodd-Frank Act, and related rules implemented by the SEC, and costs in connection with continued listing on Nasdaq. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. Our efforts to comply with these rules and regulations have significantly increased our legal and financial compliance costs and have made some activities more time-consuming and/or costly. Our management devotes a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies, and we may encounter problems or delays in completing the remediation of any such deficiencies that we identify or that are identified by our independent registered public accounting firm in connection with the issuance of their attestation report. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who cover us downgrade our stock or our industry, or change their views regarding the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, or if we fail to meet their expectations for our financial results, the price of our stock could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Climate change may have a long-term impact on our business.

While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices or for our vendors, is a priority. Our major sites in the United States and India are vulnerable to climate change effects. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential impact on employees’ abilities to commute to work or to work from home and stay connected effectively. Climate-related events, including the increasing frequency of extreme weather events and their impact on the United States, India and other major regions’ critical infrastructure, have the potential to disrupt our business, our third-party suppliers and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate office is located at 1 Concourse Parkway NE, Suite 200, Atlanta, GA 30328 under a lease agreement that expires on January 31, 2025, with two five-year renewal options. This property also houses our executive offices. We also lease office space in Bangalore, India, where our Global Operating Center is located. Additionally, we lease office space in Fishers, Indiana; Nottingham, United Kingdom; Manila, Philippines; and Mumbai, India for certain significant operational and support functions. We believe that our executive and other offices are adequate for our immediate needs and that we will obtain additional or substitute space, as needed, on commercially reasonable terms.

In addition to leveraging public cloud vendors, we maintain five data centers across the globe, with two located in the United States (Atlanta and Indianapolis) and one in each of Europe (Amsterdam), Canada (Toronto), and India (Bangalore). We also have a disaster recovery site in Suwanee, Georgia. Our data centers are fully PCI compliant and equipped with redundant power, cooling, and fire suppression. We also ensure that our data centers maintain connectivity to major internet service providers and are protected and surveilled by our Global Network Operations Center. In the event of a disaster or emergency, each data center can rely on a backup site located outside of the primary site’s region where all critical data is replicated. In the event of a service failure, critical customer-facing solutions are set to resume service at the designated backup location.

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

Holders of Record

As of February 23, 2023, the closing price of our common stock on the Nasdaq was $13.62 per share and we had 15 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

On November 8, 2022, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $150.0 million and extended the program through December 31, 2023.

All share repurchases were made under the Company's publicly announced program, and there are no other programs under which the Company repurchases shares. The following information relates to the Company’s purchase of its common stock during each month within the fourth quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2022 - 10/31/2022	1,024,046	$13.42	1,024,046	$34,012,948
11/1/2022 - 11/30/2022	2,428,818	$12.56	2,428,818	$103,499,614
12/1/2022 - 12/31/2022	1,062,414	$13.21	1,062,414	$89,468,646
Total	4,515,278	$12.91	4,515,278	$89,468,646

(1) Average price paid per share for shares purchased as part of our Repurchase Program (includes brokerage commissions).

Stock repurchases may be effected through open market repurchases at prevailing market prices, including through the use of block trades and trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, as amended, privately-negotiated transactions, through other transactions in accordance with applicable securities laws, or a combination of these methods on such terms and in such amounts as the Company deems appropriate and will be funded from available capital. The Company is not obligated to repurchase any specific number of shares, and the timing, manner, value, and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price and liquidity requirements, other business considerations and general market and economic conditions. No shares will be purchased from SLP Fastball Aggregator, L.P. and its affiliates. The Company may discontinue or modify purchases without notice at any time.

In February 2023, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $200.0 million effective February 28, 2023. Through February 23, 2023, the Company had made $75.7 million of purchases under the Repurchase Program.

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

The following graph depicts the total cumulative stockholder return on our common stock from the closing price on June 23, 2021, the first day of trading of our common stock on the Nasdaq, through December 31, 2022, relative to the performance of the Russell 2000 and S&P 500 Index. The graph assumes an initial investment of $100.00 at the close of trading on June 23, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of First Advantage. MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report. This section discusses the results of operations for the year ended December 31, 2022 (Successor) compared to the year ended December 31, 2021 (Successor) and for the year ended December 31, 2021 (Successor) compared to the period from February 1, 2020 through December 31, 2020 (Successor) and for the period from January 1, 2020 through January 31, 2020 (Predecessor).

The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. See “Cautionary Notice Regarding Forward-Looking Statements.” Factors that might cause such differences include those described in Item 1A. “Risk Factors” and elsewhere in this Annual Report.

Overview

First Advantage is a leading global provider of employment background screening and verification solutions. We deliver innovative services and insights that help our customers manage risk and hire the best talent. Enabled by our proprietary technology, our products help companies protect their brands and provide safer environments for their customers and their most important resources: employees, contractors, contingent workers, tenants, and drivers.

Our comprehensive product suite includes criminal background checks, drug / health screening, extended workforce screening, biometrics and identity, education / work verifications, resident screening, fleet / driver compliance, executive screening, data analytics, continuous monitoring, social media monitoring, and hiring tax incentives. We derive a substantial majority of our revenues from pre-onboarding screening and perform screens in over 200 countries and territories, enabling us to serve as a one-stop-shop provider to both multinational companies and growth companies. Our approximately 33,000 customers are global enterprises, mid-sized companies, and small companies, and our products and solutions are used by personnel in recruiting, human resources, risk, compliance, vendor management, safety, and/or security.

Our products are sold both individually and packaged. The First Advantage platform offers flexibility for customers to specify which products to include in their screening package, such as Social Security numbers, criminal records, education and work verifications, sex offender registry, and global sanctions. Generally, our customers order a background screening package or selected combination of screens related to a single individual before they onboard that individual. The type and mix of products and solutions we sell to a customer vary by customer size, their screening requirements, and industry vertical. Therefore, order volumes are not comparable across both customers and periods. Pricing can also vary considerably by customer depending on the product mix in their screening packages, order volumes, screening requirements and preferences, pass-through and third-party out of pocket costs, and bundling of products.

We enter into contracts with our customers that are typically three years in length. These contracts set forth the general terms and pricing of our products and solutions but generally do not include minimum order volumes or committed order volumes. Accordingly, contracts do not provide guarantees of future revenues. Due to our contract terms and the nature of the background screening industry, we determined our contract terms for ASC 606 purposes are less than one year. Through our ongoing dialogue with our customers, we have visibility into their expected future order volumes, although these can be difficult to accurately forecast due to the dynamic nature of forecasting hiring and business needs. We typically bill our customers at the end of each month and recognize revenues as completed orders are reported or otherwise made available to our customers. Over 92% of the criminal searches performed in the United States are completed the same day they are submitted.

We generated revenues of $810.0 million for the year ended December 31, 2022, which represents 13.7% growth as compared to $712.3 million for the year ended December 31, 2021. Approximately 85% of our revenues for the year ended December 31, 2022 was generated in the Americas, predominantly in the U.S., while the remaining 15% was generated internationally. Other than the United States, no single country accounted for 10% or more of our total revenues for the year ended December 31, 2022.

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

Segments

During the first quarter of 2022, the Company made organizational changes and modified additional information provided to its chief operating decision maker (“CODM”) to better align with how its CODM assesses performance and allocates resources. As a result, the Company has two reportable segments, Americas and International:

•
Americas. This segment performs a variety of background check and compliance services across all phases of the workforce lifecycle from pre-onboarding services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent workers, tenants, and drivers. We generally classify our service offerings into three categories: pre-onboarding, post-onboarding, and adjacent products. We deliver our solutions across multiple vertical industries in the United States, Canada, and Latin America markets.
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

November 2021 Follow-On Offering

On November 15, 2021, the Company completed a follow-on offering (“November 2021 Follow-On”) where certain existing stockholders sold an aggregate of 15,000,000 shares, plus an additional 2,250,000 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company did not sell any shares of its common stock in the November 2021 Follow-On Offering and did not receive any of the proceeds from the sale of shares.

Recent Developments

Impact of COVID-19 and Current Economic Conditions

Macroeconomic factors, including inflation, increased interest rates, significant capital market volatility, the prolonged COVID-19 pandemic, global supply chain constraints, and global economic and geopolitical developments, have negatively impacted significant portions of the global economy, and created volatility in the financial markets. Additionally, foreign exchange rate fluctuations, particularly the strengthening of the U.S. Dollar relative to the British Pound and Indian Rupee, have led to further economic impacts.

While our overall productivity has not been materially adversely impacted, recently, we have started to experience, and may continue to experience, the lengthening of certain sales cycles and impact of foreign exchange rate fluctuations within operating results as cyclical concerns begin to factor into customer hiring plans. If the economic uncertainty is sustained or increases, we may experience a negative impact on new business, customer renewals and demand levels, sales and marketing efforts, revenues growth rates, customer deployments, customer collections, product development, or other financial metrics. Any of these factors could harm our business, financial condition, and operating results.

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

For additional information, see Part I, Item 1A, “Risk Factors—Risks Related to Our Business— The impact of COVID-19 and related risks have affected and may continue to materially affect our business, results of operations, financial position, and/or liquidity” and “—Macroeconomic factors beyond our control, including the state of the economy, could impact demand and the fulfillment costs for our products and solutions.”

Factors Affecting Operating Results

We believe that the future growth and profitability of our business depend on numerous factors, including the following:

M&A

We selectively evaluate acquisitions as a means to expand our business and to enter new markets. Since the Silver Lake Transaction, we have completed the following acquisitions, including those that impact the comparability of our results between periods:

On March 31, 2021, the Company completed its acquisition of selected assets and specified liabilities comprising the United Kingdom background screening business unit of a United Kingdom based company. Results of operations have been included in our International segment from the date of the acquisition.

On November 30, 2021, the Company acquired 100% of the equity interest of MultiLatin Advisors, S.A. de C.V. (“MultiLatin”), a Mexico-based background screening and verifications provider. This acquisition strategically expands the Company’s presence and screening capabilities in Latin America. Results of operations have been included in our Americas segment from the date of the acquisition.

On November 30, 2021, the Company acquired 100% of the equity interest of Corporate Screening Services, LLC (“Corporate Screening”), a U.S.-based healthcare and higher education focused screening and compliance solutions provider headquartered in Cleveland, Ohio. Results of operations have been included in our Americas segment from the date of the acquisition.

On January 10, 2022, the Company completed its asset acquisition of Form I-9 Compliance (“Form I-9”), a U.S.-based technology solution and consulting service provider for I-9 and E-Verify compliance. The acquisition was effective as of January 1, 2022 and strategically expands the Company’s product suite offerings through the addition of new I-9 and employment eligibility solutions. Results of operations have been included in our Americas segment from the effective date of the acquisition.

Acquiring New Customers

We are focused on continuing to grow our customer base, particularly with respect to high-growth Enterprise customers in attractive industry verticals. In 2022, we performed over 100 million screens on behalf of approximately 33,000 customers, including 235 Enterprise customers as of December 31, 2022, spanning the globe and all major industry verticals. Our customer acquisition strategy depends on our ability to continue to cost-effectively offer innovative and comprehensive products and solutions, execute our verticalized go-to-market strategy, and maintain our reputation and brand. New customers typically begin generating revenues within one to three months of executing a contract and ramp up order volumes over the subsequent three to five month period. We believe there is opportunity to continue to increase our domestic and international market share, grow our non-U.S. international customer base, and increase adoption and expansion of screening products and solutions.

Expanding Wallet Share with Existing Customers

Our growth in revenues depends on our ability to sell more products and solutions to existing customers. We typically grow our revenues over time with customers as their underlying screening volumes grow and as they roll out our products and solutions to new divisions or geographies, increase our wallet share in multi-provider programs, perform more extensive screens, and purchase additional products and solutions such as continuous screening, hiring tax credits, employment eligibility, and fleet solutions. Our Customer Success teams work closely with our customers to further develop their screening, compliance, and risk management programs within their organization and in doing so, frequently identify opportunities to expand their relationship with First Advantage. Our revenue growth with existing customers is also dependent upon our ability to retain customers. We achieved a gross retention rate of approximately 97% for 2022.

Maintaining Performance Through Macroeconomic Environments

Our results are also impacted by our customers’ underlying business performance and hiring trends, which drive their demand for background screening and adjacent products. Our customers’ business can be affected by a variety of factors, including general economic conditions, hiring velocity and turnover, and other industry-related trends. We are also exposed to macroeconomic cyclicality, as companies typically reduce employee hiring and flexible workforces in weaker economic environments, which can impact demand for our products and solutions. Our ability to grow our business will also depend on the long-term strength, diversity, and durability of the verticals that we focus on and rely upon to drive our revenues.

Developing New Products to Expand Our Revenue Opportunity with Existing Customers

We plan to continue to expand our data solutions and adjacent sources of revenues. For example, we are currently investing in criminal and verifications data products and identity services. In addition, we are developing innovative solutions that align with our capabilities in areas such as biometric verification, fraud mitigation, driver and vehicle compliance, franchise screening programs, and remote drug testing.

Profitably Managing our Growth

Our ability to grow profitably depends on our ability to manage our cost structure. Our costs are affected by third-party costs including government fees and data vendors, as these third parties have discretion to adjust pricing, although these third-party fees are typically invoiced to our customers as pass-through costs. Continued pricing increases in third-party fees may lead our existing and potential customers to reduce the scope of their spending.

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

Components of our Results of Operations

Revenues

The Company derives revenues from a variety of background screening and adjacent products that cover all phases of the workforce lifecycle from pre-onboarding screening services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent workers, tenants, and drivers. We generally classify our products and solutions into three major categories: pre-onboarding, post-onboarding, and adjacent products, each of which is enabled by our technology, proprietary internal databases, and data analytics capabilities. Pre-onboarding products, which comprise the substantial majority of our revenues, span an extensive array of products that customers typically utilize to enhance their applicant evaluation process and ensure compliance with their workforce onboarding criteria from the time an application is submitted to an applicant’s successful onboarding. Post-onboarding products are comprised of continuous monitoring, re-screening, and other solutions to help our customers keep their end customers, workforces, and other stakeholders safer, productive, and compliant. Adjacent products include products that complement our pre-onboarding and post-onboarding solutions such as fleet / vehicle compliance, hiring tax credits and incentives, resident / tenant screening, employment eligibility, and investigative research.

Our suite of products is available individually or through packaged solutions that can be configured and tailored according to our customers’ needs. We typically bill our customers at the end of each month and recognize revenues after completed orders are reported or otherwise made available to our customers, with a substantial majority of our customers’ orders completed the same day they are submitted. We recognize revenues for other products over time as the customer simultaneously receives and consumes the benefits of the products and solutions delivered.

Operating Expenses

We incur the following expenses related to our cost of revenues and operating expenses:

•
Cost of Services: Consists of amounts paid to third parties for access to government records, other third-party data and services, and our internal processing fulfillment and customer care functions. In addition, cost of services includes expenses from our drug screening lab and collection site network as well as our court runner network. Third-party cost of services are largely variable in nature and are typically invoiced to our customers as direct pass-through costs. Cost of services also includes our salaries and benefits expense for personnel involved in the processing and fulfillment of our screening products and solutions, as well as our customer care organization and robotics process automation implementation team. Other costs included in cost of services relate to allocations of certain overhead costs for our revenue-generating products and solutions, primarily consisting of certain facility costs and administrative services allocated by headcount or another related metric. We do not allocate depreciation and amortization to cost of services.
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
•
Loss on Extinguishment of Debt: Reflects losses on the extinguishment of debt.
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

Results of Operations

Comparison of Results of Operations for the Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

	Successor
	Year Ended December 31,	Year Ended December 31,
(in thousands)	2022	2021
Revenues	$810,023	$712,295

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	408,928	352,170
Product and technology expense	51,931	45,507
Selling, general, and administrative expense	116,640	107,980
Depreciation and amortization	138,246	142,815
Total operating expenses	715,745	648,472
Income from operations	94,278	63,823

Other Expense, Net:
Interest expense, net	9,199	24,972
Loss on extinguishment of debt	—	13,938
Total other expense, net	9,199	38,910
Income before provision for income taxes	85,079	24,913
Provision for income taxes	20,475	8,862
Net income	$64,604	$16,051
Net income margin	8.0%	2.3%

Revenues

	Successor
	Year Ended December 31,	Year Ended December 31,
(in thousands)	2022	2021
Revenues
Americas	$694,865	$604,413
International	122,599	114,009
Eliminations	(7,441)	(6,127)
Total revenues	$810,023	$712,295

Revenues were $810.0 million for the year ended December 31, 2022, compared to $712.3 million for the year ended December 31, 2021. Revenues for the year ended December 31, 2022 increased by $97.7 million, or 13.7%, compared to the year ended December 31, 2021.

The increase in revenues was primarily due to:

•
revenues of $37.0 million attributable to the Company’s acquisitions in the Americas and International segments;
•
increased revenues of $35.4 million attributable to new customers in both the Americas and International segments; and
•
a net increase of $25.3 million in existing customer revenues, primarily driven by strength across our Americas business in the first half of 2022, which was supported by positive jobs market trends including sustained job switching and churn. These existing customer increases were offset by the impact of lost accounts, slower hiring in the second half of 2022, and the effects of changes in foreign currencies.

In 2022, the Company experienced growing demand among customers across numerous industry verticals and account sizes in both its Americas and International segments. However, during the second half of 2022, certain industry verticals in the Americas segment and select International segment markets experienced reduced revenue volumes as a result of macro-economic headwinds and negative foreign currency impacts due to strengthening of the U.S. Dollar. Pricing remained relatively stable across all periods.

Cost of Services

	Successor
	Year Ended December 31,	Year Ended December 31,
(in thousands)	2022	2021
Revenues	$810,023	$712,295
Cost of services	408,928	352,170
Cost of services as a % of revenue	50.5%	49.4%

Cost of services was $408.9 million for the year ended December 31, 2022, compared to $352.2 million for the year ended December 31, 2021. Cost of services for the year ended December 31, 2022 increased by $56.8 million, or 16.1%, compared to the year ended December 31, 2021.

The increase in cost of services was primarily due to:

•
an increase in variable third-party data expenses of $42.7 million as a direct result of increased revenues, increases in the prices of certain third-party data usage, variation in customer ordering mix, and acquisitions having a larger mix of third-party data expenses;
•
a $12.5 million increase in personnel related expenses in our operations and customer care functions as a result of additional operational support headcount to process and fulfill the Company’s order volume growth;
•
a $1.4 million increase in liability insurance related expenses; and
•
a number of cost of services related operating expense increases attributable to travel, software licenses, and other expenses related to the increased revenue volumes experienced in 2022.

The increase in cost of services was partially offset by:

•
foreign currency exchange gains of $1.8 million due to the impact of foreign exchange rate volatility.

Cost of services as a percentage of revenues was 50.5% for the year ended December 31, 2022, compared to 49.4% for the year ended December 31, 2021. The cost of services percentage of revenues for the year ended December 31, 2022 was impacted by increases in certain third-party data costs, variation in customer ordering mix to lower margin products, and acquisitions having a larger mix of third-party data expenses. This increase was partially offset by cost savings from the Company’s continued implementation of automation and other process efficiencies, as well as certain cost savings actions taken by the Company in 2022.

Product and Technology Expense

	Successor
	Year Ended December 31,	Year Ended December 31,
(in thousands)	2022	2021
Product and technology expense	$51,931	$45,507

Product and technology expense was $51.9 million for the year ended December 31, 2022, compared to $45.5 million for the year ended December 31, 2021. Product and technology expense for the year ended December 31, 2022 increased by $6.4 million, or 14.1%, compared to the year ended December 31, 2021.

The increase in product and technology expense was primarily due to:

•
a $5.9 million increase in software licensing related expenses.

Selling, General, and Administrative Expense

	Successor
	Year Ended December 31,	Year Ended December 31,
(in thousands)	2022	2021
Selling, general, and administrative expense	$116,640	$107,980

Selling, general, and administrative expense was $116.6 million for the year ended December 31, 2022, compared to $108.0 million for the year ended December 31, 2021. Selling, general, and administrative expense for the year ended December 31, 2022 increased by $8.7 million, or 8.0%, compared to the year ended December 31, 2021.

Selling, general, and administrative expense increased primarily due to:

•
a $6.7 million increase in personnel related expenses primarily due to additional investments made in the Company’s Sales and Customer Success functions and additional headcount related to the Company’s growth and operating as a public company;
•
a $2.0 million increase in liability insurance expenses;
•
a $3.2 million increase in expenses related to litigation activities in the ordinary course of business;
•
a $1.4 million increase in marketing expenses;
•
a $0.9 million increase in travel expenses; and
•
a number of other corporate expenses that increased primarily as a result of the Company now being a publicly traded company and the Company’s acquisition activity.

The increase in selling, general, and administrative expense was partially offset by:

•
a $2.7 million decrease in commissions and bonus related expenses due to lower variable commissions based on actual results against internal performance targets;
•
a $3.5 million decrease in share-based compensation expenses as a result of performance related vesting due to the Company’s IPO and incremental awards granted in conjunction with the IPO in 2021 which did not reoccur in 2022; and
•
a $4.2 million decrease in professional service fees incurred related to the Company’s preparation for its 2021 IPO and secondary offering that did not reoccur in 2022.

Depreciation and Amortization

	Successor
	Year Ended December 31,	Year Ended December 31,
(in thousands)	2022	2021
Depreciation and amortization	$138,246	$142,815

Depreciation and amortization was $138.2 million for the year ended December 31, 2022, compared to $142.8 million for the year ended December 31, 2021. Depreciation and amortization for the year ended December 31, 2022 decreased by $4.6 million, or 3.2% compared to the year ended December 31, 2021. This decrease was partially offset by increases in depreciation related to assets placed in service during the year ended December 31, 2022.

Interest Expense, Net

	Successor
	Year Ended December 31,	Year Ended December 31,
(in thousands)	2022	2021
Interest expense, net	$9,199	$24,972

Interest expense, net was $9.2 million for the year ended December 31, 2022, compared to $25.0 million for the year ended December 31, 2021. Interest expense, net for the year ended December 31, 2022 decreased by $15.8 million, or 63.2%, compared to the year ended December 31, 2021.

The decrease in interest expense, net was primarily attributable to $12.4 million of unrealized gains on the interest rate swap as a result of the increased interest rate volatility observed in 2022. This decrease was further impacted by the Company’s February 2021 refinancing of the Successor First Lien Credit Facility, early repayment of the Successor Second Lien Credit Facility, and the prepayment of $200.0 million of the Successor First Lien Credit Facility in June 2021, resulting in interest rate savings due to lower principal and more favorable interest rate margins, and $5.0 million of interest income earned on cash held within interest bearing accounts. These decreases were partially offset by higher interest expense on the Successor First Lien Credit Facility as a result of rising interest rates in 2022.

Loss on Extinguishment of Debt

	Successor
	Year Ended December 31,	Year Ended December 31,
(in thousands)	2022	2021
Loss on extinguishment of debt	$—	$13,938

Loss on extinguishment of debt for the year ended December 31, 2021 relates to expenses stemming from the write-off of debt issuance costs associated with the February 2021 refinancing of the Successor First Lien Credit Facility.

Provision for Income Taxes

	Successor
	Year Ended December 31,	Year Ended December 31,
(in thousands)	2022	2021
Provision for income taxes	$20,475	$8,862

Our provision for income taxes was $20.5 million for the year ended December 31, 2022, compared to $8.9 million for the year ended December 31, 2021. Our provision for income taxes for the year ended December 31, 2022 increased by $11.6 million, or 131.0%, compared to the year ended December 31, 2021.

The increase in our provision for income taxes was primarily due to the increase of income before income taxes during the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to higher levels of pre-tax income as well as increases due to increased GILTI inclusion and lower research and development credits.

Net Income and Net Income Margin

	Successor
	Year Ended December 31,	Year Ended December 31,
(in thousands)	2022	2021
Net income	$64,604	$16,051
Net income margin	8.0%	2.3%

Net income was $64.6 million for the year ended December 31, 2022, compared to $16.1 million for the year ended December 31, 2021. Net income for the year ended December 31, 2022 increased by $48.6 million, or 302.5%, compared to the year ended December 31, 2021.

Net income margin was 8.0% for the year ended December 31, 2022, compared to 2.3% the year ended December 31, 2021. The improvement in our net income margin is attributable to our ability to leverage operating efficiencies to control our overall expenses while increasing revenues as well as reducing interest and other debt related expenses incurred as a result of the February 2021 refinancing.

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

	Successor		Predecessor
	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2021	2020	2020	2020	2020
Revenues	$712,295	$472,369	$36,785	$—	$509,154

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	352,170	240,287	20,265	—	260,552
Product and technology expense	45,507	32,201	3,189	—	35,390
Selling, general, and administrative expense	107,980	66,864	11,235	—	78,099
Depreciation and amortization (a)	142,815	135,057	2,105	6,124	143,286
Total operating expenses	648,472	474,409	36,794	6,124	517,327
Income (loss) from operations	63,823	(2,040)	(9)	(6,124)	(8,173)

Other Expense, Net:
Interest expense, net (b)	24,972	47,384	4,489	(741)	51,132
Loss on extinguishment of debt (c)	13,938	—	10,533	(10,533)	—
Transaction expenses, change in control (d)	—	9,423	22,370	(22,370)	9,423
Total other expense, net	38,910	56,807	37,392	(33,644)	60,555
Income (loss) before provision for income taxes	24,913	(58,847)	(37,401)	27,520	(68,728)
Provision (benefit) for income taxes (e)	8,862	(11,355)	(871)	7,073	(5,153)
Net income (loss)	$16,051	$(47,492)	$(36,530)	$20,447	$(63,575)
Net income (loss) margin	2.3%	(10.1)%	(99.3)%	—	(12.5)%
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

Revenues

	Successor		Predecessor
	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2021	2020	2020	2020	2020
Revenues
Americas	$604,413	$430,002	$32,411	$—	$462,413
International	114,009	45,818	4,665	—	50,483
Eliminations	(6,127)	(3,451)	(291)	—	(3,742)
Total revenues	$712,295	$472,369	$36,785	$—	$509,154

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
•
increased revenues of $39.1 million attributable to new customers; and
•
revenues of $24.6 million attributable to our acquisitions, which were all within the first year of acquisition in 2021.

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

The increase in cost of services was primarily due to:

•
an increase in variable third-party data expenses of $77.8 million as a direct result of increased revenues and 2021 acquisitions in total having a larger mix of third-party data expenses;
•
an $11.9 million increase in personnel related expenses in our operations and customer care functions as a result of additional operational support headcount to process and fulfill the Company’s order volume growth. This increase is further impacted by the COVID-19 related personnel and benefit expense reduction actions taken in 2020 that did not continue into 2021;
•
foreign currency exchange losses of $0.5 million due to the impact of foreign exchange rate volatility; and
•
a number of cost of services related operating expense increases attributable to insurance, software licenses, and other expenses related to the increased revenue volumes experienced in 2021.

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

The increase in product and technology expense was primarily due to:

•
a $7.3 million increase in personnel-related and professional service fee expenses as a result of additional investments made to enhance our products, solutions, and technology; and
•
a $4.4 million increase in software licensing related expenses.

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

Selling, general, and administrative expense was $108.0 million for the year ended December 31, 2021 (Successor), compared to $66.9 million for the period from February 1, 2020 through December 31, 2020 (Successor) and $11.2 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). On a pro forma basis, selling, general, and administrative expense was $78.1 million for the twelve months ended December 31, 2020. Selling, general, and administrative expense for the year ended December 31, 2021 (Successor) increased by $29.9 million or 38.3%, compared to the twelve months ended December 31, 2020, on a pro forma basis.

Selling, general, and administrative expense increased primarily due to:

•
a $7.8 million increase in professional service fees incurred related to the Company’s IPO, related readiness expenses, the November 2021 Follow-On, and insurance expenses incurred related to the Company becoming and operating as a publicly traded company;
•
a $7.3 million increase in personnel related expenses primarily due to additional investments made in the Company’s Sales and Customer Success functions, additional headcount related to operating as a public company, and COVID-19 related personnel and benefit expense reduction actions taken in 2020 that did not continue into 2021;
•
a $5.9 million increase in commissions and bonus related expenses due to the Company’s improved operating results in 2021, as well as a transaction bonus program related to one of the Company’s 2021 acquisitions;
•
a $3.5 million increase in share-based compensation expenses as a result of performance related vesting related to the Company’s IPO, the November 2021 Follow-On, and incremental awards granted in the fourth quarter of 2021, offset by accelerated vesting related to the Silver Lake Transaction that did not reoccur in 2021;
•
a $2.0 million increase in legal expenses (see Note 12 to the audited consolidated financial statements included elsewhere in this Annual Report); and
•
a number of other corporate expenses that increased primarily as a result of the Company now being a publicly traded company, additional 2021 marketing and software licensing expenses, and COVID-19 related expense reductions in 2020 that did not continue into 2021.

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

Depreciation and amortization was $142.8 million, for the year ended December 31, 2021 (Successor), compared to $135.1 million for the period from February 1, 2020 through December 31, 2020 (Successor) and $2.1 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). On a pro forma basis, depreciation and amortization was $143.3 million for the twelve months ended December 31, 2020. Depreciation and amortization for the year ended December 31, 2021 (Successor) decreased by $0.5 million, or 0.3%, compared the twelve months ended December 31, 2020, on a pro forma basis. This decrease was primarily due to the impact of the step up in fair value of property and equipment and intangible assets as a result of the application of purchase accounting related to the Silver Lake Transaction, of which the intangible asset amortization is accelerated based on the relative projected discounted cash flows. This decrease was partially offset by increases in depreciation related to assets placed in service during the year ended December 31, 2021 (Successor).

Interest Expense, Net

	Successor		Predecessor
	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2021	2020	2020	2020	2020
Interest expense, net	$24,972	$47,384	$4,489	$(741)	$51,132

Interest expense, net was $25.0 million for the year ended December 31, 2021 (Successor), compared to $47.4 million for the period from February 1, 2020 through December 31, 2020 (Successor) and $4.5 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). On a pro forma basis, interest expense, net was $51.1 million for the twelve months ended December 31, 2020. Interest expense, net for the year ended December 31, 2021 (Successor) decreased by $26.2 million, or 51.2%, compared to the twelve months ended December 31, 2020, on a pro forma basis.

This decrease was primarily due to the impact of the Company’s February 2021 refinancing of the Successor First Lien Credit Facility (as defined below) and early repayment of the Successor Second Lien Credit Facility (as defined below), resulting in interest rate savings due to lower principal and more favorable interest rate margins. This decrease was partially offset by a one-time increase in interest expense associated with the repayment of $200.0 million of the Successor First Lien Credit Facility, in conjunction with the Company’s IPO, resulting in accelerated amortization of the related deferred financing costs and lower interest income primarily due to general decreases in interest rates.

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

Provision (Benefit) for Income Taxes

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

The increase in our provision for income taxes was primarily due to the pre-tax income in 2021, the tax impact of the GILTI inclusion, and nondeductible executive share-based compensation expense incurred during the year ended December 31, 2021 (Successor).

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

Adjusted EBITDA was $248.9 million and $226.3 million for the years ended December 31, 2022 and 2021 (Successor), respectively. This represented an Adjusted EBITDA Margin of 30.7% and 31.8% for the years ended December 31, 2022 and 2021 (Successor), respectively. Adjusted EBITDA for the year ended December 31, 2022 (Successor) increased by $22.6 million, or 10.0%, compared to the year ended December 31, 2021 (Successor).

For the year ended December 31, 2022 (Successor), Adjusted EBITDA increased due to revenues growth attributed to new and existing customers, primarily driven by strength across our business during the first half of the year and further supported by certain cost reductions implemented primarily in the second half of the year. These positive factors were partially offset by increases in insurance premiums and third-party data verification costs, additional investments in technology and sales, the effects of changes in foreign currencies, and lower margin revenues from our acquisitions.

Adjusted EBITDA was $139.8 million and $7.0 million for the period from February 1, 2020 through December 31, 2020 (Successor) and for the period January 1, 2020 through January 31, 2020 (Predecessor), respectively. This represented an Adjusted EBITDA Margin of 29.6% and 19.1% for the period from February 1, 2020 through December 31, 2020 (Successor) and for the period January 1, 2020 through January 31, 2020 (Predecessor), respectively. On a pro forma basis, Adjusted EBITDA was $146.8 million for the twelve months ended December 31, 2020 and represented an Adjusted EBITDA Margin of 28.8%. Adjusted EBITDA for the year ended December 31, 2021 (Successor) increased by $79.5 million, or 54.2%, compared to the twelve months ended December 31, 2020, on a pro forma basis.

Growth in Adjusted EBITDA for the year ended December 31, 2021 (Successor) was driven primarily from revenue growth attributed to new and existing customers and margin expansion attributed to increased automation, cost efficiencies, and operating leverage.

The following table presents a reconciliation of Adjusted EBITDA for the periods presented. For a discussion of pro forma adjustments, see “Notes to the Unaudited Supplemental Pro Forma Financial Information Presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2022	2021	2020	2020	2020	2020
Net income (loss)	$64,604	$16,051	$(47,492)	$(36,530)	$20,447	$(63,575)
Interest expense, net	9,199	24,972	47,384	4,489	(741)	51,132
Provision (benefit) for income taxes	20,475	8,862	(11,355)	(871)	7,073	(5,153)
Depreciation and amortization	138,246	142,815	135,057	2,105	6,124	143,286
Loss on extinguishment of debt	—	13,938	—	10,533	(10,533)	—
Share-based compensation	7,856	9,530	1,876	3,976	—	5,852
Transaction and acquisition-related charges (a)	6,018	9,314	10,146	22,840	(22,370)	10,616
Integration, restructuring, and other charges(b)	2,512	812	4,160	480	—	4,640
Adjusted EBITDA	$248,910	$226,294	$139,776	$7,022	$—	$146,798
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally includes incremental professional service fees incurred related to the initial public offering, subsequent one-time compliance efforts, and the registered common stock offering by certain selling stockholders in November 2021. The years ended December 31, 2021 and 2022 (Successor) include a transaction bonus expense related to one of the Company’s 2021 acquisitions.
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

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2022	2021	2020	2020	2020	2020
Adjusted EBITDA	$248,910	$226,294	$139,776	$7,022	$—	$146,798
Revenues	810,023	712,295	472,369	36,785	—	509,154
Adjusted EBITDA Margin	30.7%	31.8%	29.6%	19.1%	—	28.8%

The following table presents a calculation of Adjusted EBITDA Margin by segment for the periods presented. Refer to Note 17 to the consolidated financial statements included elsewhere in this Annual Report for a reconciliation of Adjusted EBITDA for the periods presented by segment.

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands, except percentages)	2022	2021	2020	2020	2020	2020
Adjusted EBITDA (1):
Americas	$221,655	$198,473	$135,037	$6,736	$—	$141,773
International	27,255	27,821	4,739	286	—	5,025
Adjusted EBITDA	$248,910	$226,294	$139,776	$7,022	$—	$146,798

Revenues
Americas	$694,865	$604,413	$430,002	$32,411	$—	$462,413
International	122,599	114,009	45,818	4,665	—	50,483
Less: intersegment eliminations	(7,441)	(6,127)	(3,451)	(291)	—	(3,742)
Total revenues	$810,023	$712,295	$472,369	$36,785	$—	$509,154

Adjusted EBITDA Margin
Americas	31.9%	32.8%	31.4%	20.8%	—	30.7%
International	22.2%	24.4%	10.3%	6.1%	—	10.0%
Adjusted EBITDA Margin	30.7%	31.8%	29.6%	19.1%	—	28.8%
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

Adjusted Net Income was $156.5 million for the year ended December 31, 2022 (Successor), compared to $142.4 million for the year ended December 31, 2021 (Successor). Adjusted Net Income for the year ended December 31, 2022 (Successor) increased by $14.1 million, or 9.9%, compared to the year ended December 31, 2021 (Successor).

Adjusted Diluted Earnings Per Share was $1.03 for the year ended December 31, 2022 (Successor), compared to $1.01 for the year ended December 31, 2021 (Successor). Adjusted Diluted Earnings Per Share for the year ended December 31, 2022 (Successor) increased by $0.02, or 2.0%, compared to the year ended December 31, 2021 (Successor).

Adjusted Net Income was $63.9 million for the period from February 1, 2020 through December 31, 2020 (Successor) and $1.4 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). On a pro forma basis, Adjusted Net Income was $65.6 million for the twelve months ended December 31, 2020. Adjusted Net Income for the year ended December 31, 2021 (Successor) increased by $76.8 million, or 117.0%, compared to the twelve months ended December 31, 2020, on a pro forma basis.

Adjusted Diluted Earnings Per Share was $0.49 for the period from February 1, 2020 through December 31, 2020 (Successor) and $0.01 for the period from January 1, 2020 through January 31, 2020 (Predecessor). On a pro forma basis, Adjusted Diluted Earnings Per Share was $0.50 for the twelve months ended December 31, 2020. Adjusted Diluted Earnings Per Share for the year ended December 31, 2021 (Successor) increased by $0.51, or 102.0%, compared to the twelve months ended December 31, 2020, on a pro forma basis.

Adjusted Net Income and Adjusted Diluted Earnings Per Share were impacted by changes in acquisition-related depreciation and amortization and changes in our capital structure that are captured in interest expense across all periods, the impacts of which were offset by the factors contributing to Adjusted EBITDA growth year over year. The purchase accounting from the Silver Lake Transaction, prepayment of the Company’s Successor First Lien and Successor Second Lien debt, and gains or losses on the Company’s interest rate swaps impact the comparability of Adjusted Net Income and Adjusted Diluted Earnings Per Share across historical periods.

The following tables present a reconciliation of Adjusted Net Income for the periods presented. For a discussion of pro forma adjustments, see “Notes to the Unaudited Supplemental Pro Forma Financial Information Presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2022	2021	2020	2020	2020	2020
Net income (loss)	$64,604	$16,051	$(47,492)	$(36,530)	$20,447	$(63,575)
Provision (benefit) for income taxes	20,475	8,862	(11,355)	(871)	7,073	(5,153)
Income (loss) before provision for income taxes	85,079	24,913	(58,847)	(37,401)	27,520	(68,728)
Debt-related costs(a)	(9,569)	20,143	3,242	11,102	(10,801)	3,543
Acquisition-related depreciation and amortization(b)	115,944	126,865	125,419	848	6,124	132,391
Share-based compensation	7,856	9,530	1,876	3,976	—	5,852
Transaction and acquisition-related charges(c)	6,018	9,314	10,146	22,840	(22,370)	10,616
Integration, restructuring, and other charges(d)	2,512	812	4,160	480	—	4,640
Adjusted Net Income before income tax effect	207,840	191,577	85,996	1,845	473	88,314
Less: Income tax effect(e)	51,378	49,178	22,101	474	122	22,697
Adjusted Net Income	$156,462	$142,399	$63,895	$1,371	$351	$65,617

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

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from February 1, 2020 through December 31,	Period from January 1, 2020 through January 31,	Pro Forma Adjustments for the Year Ended December 31,	Pro Forma Twelve Months Ended December 31,
(in thousands)	2022	2021	2020	2020	2020	2020
Diluted net income (loss) per share (GAAP)	$0.43	$0.11	$(0.37)	$(0.24)	$0.16	$(0.49)
Adjusted Net Income adjustments per share
Income taxes	0.13	0.06	(0.09)	(0.01)	0.05	(0.04)
Debt-related costs(a)	(0.06)	0.14	0.02	0.07	(0.08)	0.03
Acquisition-related depreciation and amortization(b)	0.76	0.90	0.96	0.01	0.05	1.02
Share-based compensation	0.05	0.07	0.01	0.03	—	0.05
Transaction and acquisition related charges(c)	0.04	0.07	0.08	0.15	(0.17)	0.08
Integration, restructuring, and other charges(d)	0.02	0.01	0.03	0.00	—	0.04
Adjusted income tax effect(e)	(0.34)	(0.35)	(0.17)	(0.00)	(0.00)	(0.17)
Adjusted Diluted Earnings Per Share (Non-GAAP)	$1.03	$1.01	$0.49	$0.01	$0.00	$0.50

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP)	151,807,139	141,687,384	130,000,000	149,686,460	130,000,000	130,000,000
Options and restricted stock not included in weighted average number of shares outstanding—diluted (GAAP) (using treasury stock method)	—	—	—	—	—	—
Adjusted weighted average number of shares outstanding—diluted (Non-GAAP)	151,807,139	141,687,384	130,000,000	149,686,460	130,000,000	130,000,000
(a)
Represents the loss on extinguishment of debt and non-cash interest expense related to the amortization of debt issuance costs for the 2021 February refinancing and repayment of the Company’s Successor First Lien Credit Facility (as defined below) and Successor Second Lien Credit Facility (as defined below), respectively. Beginning in 2022, this adjustment also includes the impact of the change in fair value of interest rate swaps. This adjustment, which represents the difference between the fair value gains or losses and actual cash payments and receipts on the interest rate swaps, was added as a result of the increased interest rate volatility observed in 2022. The Company determined that the impact to the previous year for the year ended December 31, 2021 (Successor) and for the period February 1, 2020 through December 31, 2020 (Successor), was not significant and therefore, the previously reported amounts will not be recast.
(b)
Represents the depreciation and amortization expense related to intangible assets and developed technology assets recorded due to the application of ASC 805, Business Combinations. As a result, the purchase accounting related depreciation and amortization expense will recur in future periods until the related assets are fully depreciated or amortized, and the related purchase accounting assets may contribute to revenue generation.
(c)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally includes incremental professional service fees incurred related to the initial public offering and subsequent one-time compliance efforts. The years ended December 31, 2021 and 2022 (Successor) include a transaction bonus expense related to one of the Company’s 2021 acquisitions.
(d)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to legal exposures inherited from legacy acquisitions, foreign currency (gains) losses, and (gains) losses on the sale of assets.
(e)
Effective tax rates of approximately 24.7%, 25.7%, and 25.7% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the year ended December 31, 2022 (Successor), for the year ended December 31, 2021 (Successor), and for the 2020 periods, respectively. As of December 31, 2022, we had net operating loss carryforwards of approximately $11.0 million for federal income tax purposes available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we may pay for federal income taxes differs significantly from the effective income tax rate computed in accordance with GAAP and from the normalized rate shown above.

Liquidity and Capital Resources

Liquidity

The Company’s primary liquidity requirements are for working capital, continued investments in software development and other capital expenditures, and other strategic investments. Income taxes are currently not a significant use of funds but after the benefits of our net operating loss carryforwards are fully recognized in early 2023, will become a material use of funds, depending on our future profitability, and future tax rates. The Company’s liquidity needs are met primarily through existing balance sheet cash, cash flows from operations, as well as funds available under our revolving credit facility and proceeds from our term loan borrowings. Our cash flows from operations include cash received from customers, less cash costs to provide services to our customers, which includes general and administrative costs and interest payments.

As of December 31, 2022, we had $391.7 million in cash and cash equivalents and $100.0 million available under our revolving credit facility. As of December 31, 2022, we had $564.7 million of total debt outstanding. We believe our cash on hand, together with amounts available under our revolving credit facility, and cash provided by operating activities are and will continue to be adequate to meet our operational and business needs in the next twelve months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors that may be beyond our control, including those described under “Risk Factors.”

Share Repurchase Program

On August 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock over the 12-month period ending August 2, 2023 (the “Repurchase Program”). Stock repurchases may be effected through open market repurchases at prevailing market prices, including through the use of block trades and trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, as amended, privately-negotiated transactions, through other transactions in accordance with applicable securities laws, or a combination of these methods on such terms and in such amounts as the Company deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing, manner, value, and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price and liquidity requirements, other business considerations and general market and economic conditions. No shares will be purchased from SLP Fastball Aggregator, L.P. and its affiliates. The Company may discontinue or modify purchases without notice at any time. The Company has used and plans to use its existing cash to fund repurchases made under the share repurchase program.

On November 8, 2022, the Company' Board of Directors authorized an increase to the total available amount under its Repurchase Program to $150.0 million and extended the program through December 31, 2023. In February 2023, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $200.0 million effective February 28, 2023. Through February 23, 2023, the Company had made $75.7 million of purchases under the Repurchase Program.

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

Cash Flow Analysis

Comparison of Cash Flows for the Year Ended December 31, 2022 (Successor) compared to the Year Ended December 31, 2021 (Successor) and for the Year Ended December 31, 2021 (Successor) compared to the Period from February 1, 2020 through December 31, 2020 (Successor) and for the Period from January 1, 2020 through January 31, 2020 (Predecessor)

The following table is a summary of our cash flow activity for the periods presented:

	Successor			Predecessor
(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from February 1, 2020 through December 31, 2020	Period from January 1, 2020 through January 31, 2020
Net cash provided by (used in) operating activities	$212,770	$148,677	$72,851	$(19,216)
Net cash used in investing activities	(48,596)	(72,427)	(15,569)	(2,043)
Net cash (used in) provided by financing activities	(59,154)	63,848	46,404	(11,122)

Cash Flows from Operating Activities

For the year ended December 31, 2022 (Successor), for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor), net cash provided by (used in) operating activities was $212.8 million, $148.7 million, $72.9 million, and $(19.2) million, respectively.

Cash flows from operating activities for the year ended December 31, 2022 were positively impacted by the Company’s revenue growth from existing customers, new customer go-lives, recent acquisitions and lower accounts receivable driven by cash collections from customers. These were partially offset with other changes in working capital, primarily accrued compensation.

Cash flows from operating activities for the year ended December 31, 2021 was positively impacted by increased profitability related to the Company’s revenue growth from existing customers, new customer go-lives, and the 2021 acquisitions. This was offset in part by the use of cash for working capital primarily due to the high level of revenue growth acceleration that remained in receivables at December 31, 2021, consistent with normal payment terms offered to our customers. The cash flows from operating activities for the period from February 1, 2020 through December 31, 2020 (Successor) and for the period from January 1, 2020 through January 31, 2020 (Predecessor) were impacted by $9.4 million and $22.4 million of transaction expenses from the Silver Lake Transaction, respectively.

Cash Flows from Investing Activities

For the year ended December 31, 2022 (Successor), for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor), net cash used in investing activities was $48.6 million, $72.4 million, $15.6 million, and $2.0 million, respectively.

The cash flows used in investing activities for the year ended December 31, 2022 included the $19.1 million acquisition of Form I-9 Compliance, net of cash acquired. The remaining investing cash flows are driven primarily by capitalized software development costs and purchases of property and equipment, which increased in 2022 as the Company continued to make incremental investments in its technology platform.

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

Cash Flows from Financing Activities

For the year ended December 31, 2022 (Successor), for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor), net cash (used in) provided by financing activities was $(59.2) million, $63.8 million, $46.4 million, and $(11.1) million, respectively.

Net cash used in financing activities for the year ended December 31, 2022 (Successor) were primarily driven by shares repurchased under the Company’s Repurchase Program. During the year ended December 31, 2022, 4.7 million shares were repurchased under the program at a total cost of $60.5 million. Additionally, the Company had additional outflows related to payments on capital lease obligations and deferred purchase of a software platform. These outflows were partially offset by share-based compensation activity.

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

Net cash provided by financing activities for the period from February 1, 2020 through December 31, 2021 (Successor) was driven by a $50.0 million investment in the Company’s equity by Workday, Inc. and $9.4 million of capital contributions related to the transaction expenses from the Silver Lake Transaction. In March 2020, we made a $25.0 million precautionary draw on our revolving credit facility in light of the COVID-19 pandemic, which we fully repaid in June 2020. These inflows were primarily offset by debt issuance costs paid, principal payments on the Successor First Lien Credit Facility, and distributions to Predecessor’s members and optionholders in connection with the Silver Lake Transaction.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2022 that require us to make future cash payments:

(in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Debt Principal (1)	$—	$—	$—	$—	$564,724	$—	$564,724
Interest Payments (1)	32,193	39,515	40,844	40,844	3,469	—	156,865
Operating Leases	5,841	5,066	1,861	1,344	112	—	14,224
Finance Leases (2)	106	—	—	—	—	—	106
Purchase Obligation(3)	938	938	—	—	—	—	1,876
Total contractual cash obligations(4)	$39,078	$45,519	$42,705	$42,188	$568,305	$—	$737,795

(1)
Debt principal consists of short-term and long-term debt obligations, and excludes debt discounts and deferred financing costs. The estimated interest payments are based on rates on individual debt and our interest rate collar agreements outstanding at December 31, 2022. Actual interest rates on our variable rate debt and interest rate collars and the actual amount of our variable indebtedness could vary from the amounts used to compute the amounts shown here.
(2)
Finance leases reflect the principal amount of finance lease obligations, including related interest.
(3)
Purchase obligations reflects a deferred purchase in 2021 of a web-based software platform for $3.8 million to be paid over four years. We had no other material purchase obligations as of December 31, 2022. In December 2022, we entered into a one-year contract with a third-party service provider which contains a minimum volume commitment, which was renewed for 2023. The Company expects to exceed the stipulated minimum volume of purchases in the ordinary course of business.
(4)
Total contractual cash obligations in the table above exclude income taxes as we are unable to make a reasonably reliable estimate of the timing for the remaining payments in future years. As of December 31, 2022, we had unrecognized tax benefits of $1.0 million, including $0.5 million of accrued interest. Accrued penalties related to the unrecognized tax benefits were not material. Payments or receipts from tax authorities are not expected to have a significant impact on liquidity in the next year. See Note 8 to the audited consolidated financial statements included elsewhere in this Annual Report for further information.

The table above does not include the liability of $4.4 million relating to legal proceedings in which the Company believes a loss is both probable and estimable. See Note 13 of the audited consolidated financial statements included elsewhere in this Annual Report.

As of December 31, 2022, the Company had no standby letters of credit or other contingently available credit outstanding.

Recent Accounting Pronouncements

See Note 2 to the audited consolidated financial statements included elsewhere in this Annual Report for a full description of recent accounting pronouncements.

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

Revenue Recognition

The Company’s primary source of revenues is derived from pre-onboarding background screening and related products provided to our customers on a transactional basis, in which a background screening package or selection of products is ordered by a customer related to a single applicant. Substantially all of the Company’s customers are employers, staffing companies, and other businesses or organizations. The Company’s revenues are mostly comprised of a significant volume of low-dollar services fulfilled by multiple highly automated, proprietary systems and applications. The processing of transactions and recording of revenue is based on contractual terms with the Company’s customers. The Company satisfies its performance obligations and recognizes revenues for its products as the orders are completed and the completed results or reports are transmitted, or otherwise made available. The Company’s remaining products, substantially consisting of post-onboarding monitoring, tax consulting, fleet management, and driver qualification services, are delivered over time as the customer simultaneously receives and consumes the benefits of the products and solutions delivered. To measure the Company’s performance over time, the output method is utilized to measure the value to the customer based on the transfer to date of the services promised, with no rights of return once consumed. In these cases, revenues on transactional contracts with a defined price but an undefined quantity is recognized utilizing the right to invoice expedient resulting in revenues being recognized when the service is provided and becomes billable. Additionally, under this practical expedient, the Company is not required to estimate the transaction price. The Company records third-party pass- through fees incurred as part of screening related products on a gross revenue basis, with the related expense recorded as a cost of service expense, as the Company has control over the transaction and is therefore considered to be acting as a principal. The Company records motor vehicle registration and other tax payments paid on behalf of the Company’s fleet management customers on a net revenue basis as the Company does not have control over the transaction and therefore is considered to be acting as an agent of the customer. Amounts received from fleet management customers are recorded in cash and cash equivalents in the accompanying consolidated balance sheets as the funds are not legally restricted.

Business Combinations

We record business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, identifiable assets acquired and liabilities assumed are recorded at their acquisition-date fair values. The excess of the purchase price over the estimated fair value is recorded as goodwill. Changes in the estimated fair values of net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will adjust the amount of the purchase price allocable to goodwill. Measurement period adjustments are recorded in the period in which they occur.

Long-Lived Assets

We review long-lived assets held and used by us—including property and equipment primarily consisting of capitalized internal use software, and finite-lived intangible assets—for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. If an impairment is determined to exist, we calculate any related impairment loss based on the difference between the fair value and carrying values of the respective assets or asset groups.

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

For quantitative goodwill impairment tests, the fair value for each reporting unit is determined using a discounted cash flow method. Key assumptions for computing fair value include discount rate, long term growth rate, foreign currency exchange rate, and cash flow projections for each reporting unit. No goodwill impairment was recognized for 2022. See Note 2 to the audited consolidated financial statements included elsewhere in this Annual Report for more information on our goodwill impairment testing.

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

ASC 740 requires a valuation allowance to reduce the deferred income tax assets recorded if, based on the weight of the evidence, it is more likely than not, that some or all of the deferred income tax assets will not be realized. The Company evaluates all of the positive and negative evidence annually to determine the need for a valuation allowance. After consideration of all of the evidence, the Company has determined that a valuation allowance of $1.5 million and $2.4 million is necessary at December 31, 2022 and 2021 (Successor), respectively.
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

Emerging Growth Company Status

Effective December 31, 2022, we lost our status as an Emerging Growth Company (“EGC”) as defined in the Jumpstart Our Business Startups Act due to becoming a “large accelerated filer.” As a result, we must comply with all financial disclosure and governance requirements applicable to a “large accelerated filer.” For further information, see Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report.

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

Interest Rate Risk

We had cash and cash equivalents of $391.7 million and $292.6 million as of December 31, 2022 and 2021 (Successor), respectively. We also had short-term investments of $2.0 million and $0.9 million at December 31, 2022 and 2021 (Successor), respectively. Our cash and cash equivalents consist primarily of bank demand deposits. Our short-term investments consist of fixed time deposits having a maturity date within twelve months. We hold cash, cash equivalents, and short-term investments for working capital purposes. We do not enter into investments for trading or speculative purposes.

We do not have material exposure to market risk with respect to our cash, cash equivalents, or short-term investments as these consist primarily of highly liquid investments purchased with original maturities of twelve months or less at December 31, 2022 and 2021.

Our debt includes variable-rate debt and a revolving credit facility that bear interest based on LIBOR. As a result, we are exposed to fluctuations in interest rates on our long-term debt. The carrying value of our long-term debt, excluding capital lease and other long-term obligations, was $556.6 million as of December 31, 2022. The fair value of our long-term debt, excluding finance lease and other long-term obligations, was approximately the same as its carrying value of $556.6 million as of December 31, 2022. As of December 31, 2022, a hypothetical 100 basis point increase or decrease in interest rates would change the fair value of our debt by approximately $0.3 million. As of December 31, 2022, the exposure associated with our variable-rate borrowings to a hypothetical 100 basis point increase or decrease in interest rates would not be material to earnings, fair values, or cash flows. See Note 6 to the audited consolidated financial statements included elsewhere in this Annual Report for more information on our debt offerings and any outstanding debt.

To help manage borrowing costs, we may from time to time enter into interest rate derivative transactions with financial institutions acting as principal counterparties. As of December 31, 2022, we had one interest rate collar agreement with a counterparty bank entered into during February 2020. In the agreement, we and the counterparty bank agreed to a one-month LIBOR floor of 0.48% and cap of 1.50% on a portion of our term loan facility. The notional amount of this agreement was $405.0 million through February 2022 and was reduced to $300.0 million from March 2022 through February 2024. Refer to Note 7 to the consolidated financial statements included elsewhere in this Annual Report for more information about our interest rate collar agreement.

In February 2023, the Company entered into an interest rate swap agreement with a notional amount of $100.0 million. The interest rate swap will hedge our floating LIBOR rate outstanding debt with a fixed rate of 4.36%. The interest rate swap agreement matures on February 28, 2026. The related accounting impacts of this transaction will be recognized beginning in 2023.

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

We historically have not hedged our investments in foreign subsidiaries or our exposure to transaction gains or losses resulting from fluctuations in foreign currency exchange rates. Currency translation (loss) income included in other comprehensive (loss) income were approximately $(20.7) million, $(4.1) million, $2.5 million, and $0.0 million, for the year ended December 31, 2022 (Successor), for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor), respectively.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally and accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment using those criteria, our management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report, which appears in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

The remaining information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

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

(a)(3) Exhibits

The exhibits listed below are filed as part of this Annual Report or are incorporated herein by reference, in each case as indicated below.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated by reference to Exhibit 3.1 of First Advantage’s Current Report on Form 8-K filed on June 25, 2021).
3.2	Amended and Restated Bylaws of First Advantage Corporation (incorporated by reference to Exhibit 3.2 of First Advantage’s Current Report on Form 8-K filed on June 25, 2021).
4.1

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to First Advantage’s Annual Report on Form 10-K filed on March 23, 2022).

10.1 †	First Advantage Corporation 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of First Advantage’s Current Report on Form 8-K filed on June 25, 2021).
10.2 †	First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of First Advantage’s Quarterly Report on Form 10-Q filed on August 12, 2021).
10.3 †

Form of Standard Option Award Agreement under the First Advantage Corporation 2021 Omnibus Incentive Program (incorporated by reference to Exhibit 4.5 to First Advantage’s Registration Statement on Form S-8 filed on June 25, 2021).

10.4 †

Form of Standard Option Award Grant Notice and Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to First Advantage’s Quarterly Report on Form 10-Q filed on August 4, 2022).

10.5 †

Form of Non-Employee Director Restricted Stock Unit Initial Award Grant Notice and Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to First Advantage’s Quarterly Report on Form 10-Q filed on August 4, 2022).

10.6 †

Form of Non-Employee Director Restricted Stock Unit Annual Award Grant Notice and Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to First Advantage’s Quarterly Report on Form 10-Q filed on August 4, 2022).

10.7 †

Form of Non-Employee Director RSU Award Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.6 to First Advantage’s Registration Statement on Form S-8 filed on June 25, 2021).

10.8 †

Form of Restricted Stock Unit Award Grant Notice and Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to First Advantage’s Quarterly Report on Form 10-Q filed on August 4, 2022).

10.9 †

Form of Restricted Stock Award Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to First Advantage’s Quarterly Report on Form 10-Q filed on August 12, 2021).

10.10 †

Form of Top-Up Option Award Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to First Advantage’s Quarterly Report on Form 10-Q filed on August 12, 2021).

10.11 †

Form of Restrictive Covenant Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to First Advantage’s Registration Statement on Form S-1 filed on June 14, 2021).

10.12 †	Form of Non-Employee Director Compensation Policy.
10.13 †

Form of IPO Director RSU Award Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to First Advantage’s Quarterly Report on Form 10-Q filed on August 12, 2021).

10.14 †	Form of Option Conversion Notice (incorporated by reference to Exhibit 4.12 to First Advantage’s Registration Statement on Form S-8 filed on June 25, 2021).
10.15 †

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

Exhibit Number	Description
10.19 †

Class C LP Unit Grant Agreement, dated February 9, 2020, between Fastball Holdco, L.P. and Scott Staples (incorporated by reference to Exhibit 10.7 to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.20 †

Class C LP Unit Grant Agreement, dated February 9, 2020, between Fastball Holdco, L.P. and Joseph Jaeger (incorporated by reference to Exhibit 10.8 to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.21 †

Class C LP Unit Grant Agreement, dated February 9, 2020, between Fastball Holdco, L.P. and David L. Gamsey (incorporated by reference to Exhibit 10.9 to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.22 †

Option Grant Agreement (Class B LP Units), dated February 9, 2020, among Fastball Holdco, L.P., Bret Jardine and First Advantage Background Services Corp (incorporated by reference to Exhibit 10.16 to First Advantage’s Registration Statement on Form S-1/A filed on June 14, 2021).

10.23†

Restricted Stock Unit Grant Agreement, dated December 22, 2021, between First Advantage Corporation and Joseph Jaeger (incorporated by reference to Exhibit 10.19 to First Advantage’s Annual Report on Form 10-K filed on March 23, 2022).

10.24

First Lien Credit Agreement, dated January 31, 2020, among Fastball Parent, Inc., Fastball MergerSub, LLC the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.10 to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.25

Amendment No. 1 to First Lien Credit Agreement, dated February 1, 2021, among Fastball Parent, Inc., First Advantage Holdings, LLC, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.11 to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.26

Amendment No. 2 to First Lien Credit Agreement, dated May 28, 2021, among Fastball Parent, Inc., First Advantage Holdings, LLC, the lenders form time to time party thereto, and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.12 filed to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.27

Stockholders’ Agreement, dated as of June 25, 2021, by and among the Company and the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to First Advantage’s Current Report on Form 8-K filed on June 25, 2021).

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

FIRST ADVANTAGE CORPORATION

Date: February 28, 2023	By:	/s/ David L. Gamsey
David L. Gamsey
Executive Vice President & Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Staples	Chief Executive Officer	February 28, 2023
Scott Staples	(principal executive officer)

/s/ David L. Gamsey	Executive Vice President & Chief Financial Officer	February 28, 2023
David L. Gamsey	(principal financial officer)

/s/ Steven Marks	Chief Accounting Officer	February 28, 2023
Steven Marks	(principal accounting officer)

/s/ Joseph Osnoss	Director	February 28, 2023
Joseph Osnoss

/s/ Susan R. Bell	Director	February 28, 2023
Susan R. Bell

/s/ James L. Clark	Director	February 28, 2023
James L. Clark

/s/ Bridgett R. Price	Director	February 28, 2023
Bridgett R. Price

/s/ John Rudella	Director	February 28, 2023
John Rudella

/s/ Judith Sim	Director	February 28, 2023
Judith Sim

/s/ Bianca Stoica	Director	February 28, 2023
Bianca Stoica

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of First Advantage Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of First Advantage Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 (Successor), based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022 (Successor), of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 28, 2023

We have served as the Company's auditor since 2013.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of First Advantage Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Advantage Corporation and subsidiaries (the "Company") as of December 31, 2022 (Successor) and 2021 (Successor), the related consolidated statements of operations and comprehensive income (loss), cash flows, changes in members’ (deficit) equity, and changes in stockholders’ equity for the period from January 1, 2020 through January 31, 2020 (Predecessor), the period from February 1, 2020 through December 31, 2020 (Successor), and the years ended December 31, 2021 (Successor) and 2022 (Successor) and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 (Successor) and 2021 (Successor), and the results of its operations and its cash flows for the period from January 1, 2020 through January 31, 2020 (Predecessor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the years ended December 31, 2021 (Successor) and 2022 (Successor), in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022 (Successor), based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

Revenue – Refer to Notes 2 and 9 to the consolidated financial statements

Critical Audit Matter Description

A substantial majority of the Company’s revenues are derived from pre-onboarding background screening and related services provided to the Company’s customers on a transactional basis, in which an individual background screening package or selection of services is ordered by a customer related to a single applicant. The Company’s revenues are mostly comprised of a significant volume of low-dollar transactions fulfilled by multiple highly automated, proprietary systems and applications. The processing of transactions and recording of revenue is highly automated and is based on contractual terms with the Company’s customers.

We identified revenue as a critical audit matter because the Company’s systems to process and record revenue are highly automated. This required an increased extent of effort including the need for us to involve professionals with expertise in information technology (IT) to identify, test, and evaluate the Company’s systems, software applications, and automated controls.

How the Critical Audit Matter Was Addressed in the Audit

Our primary audit procedures related to the Company’s systems to process revenue transactions included the following, among others:

•
With the assistance of our IT specialists, we:
o
Identified the relevant systems used to process revenue transactions and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
o
Performed testing of monitoring controls, system interface controls, automated controls, and data monitoring controls within the relevant revenue streams.
o
We tested internal controls within the relevant revenue business processes, including those in place to reconcile the information from various systems to the Company’s general ledger.
o
We performed analytical procedures to substantively test the Company’s recorded revenue and evaluate trends.
o
For a sample of revenue transactions, we performed detail transaction testing by agreeing the amounts recognized to source documents and testing the mathematical accuracy of the recorded revenue.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 28, 2023

We have served as the Company's auditor since 2013.

First Advantage Corporation

Consolidated Balance Sheets

	Successor	Successor
	December 31,	December 31,
(in thousands, except share and per share amounts)	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$391,655	$292,642
Restricted cash	141	148
Short-term investments	1,956	941
Accounts receivable (net of allowance for doubtful accounts of $1,348 and $1,258 at December 31, 2022 and 2021, respectively)	143,811	155,772
Prepaid expenses and other current assets	25,407	14,365
Income tax receivable	3,225	2,292
Total current assets	566,195	466,160
Property and equipment, net	113,529	154,309
Goodwill	793,080	793,892
Trade name, net	71,162	79,585
Customer lists, net	326,014	384,766
Deferred tax asset, net	2,422	1,413
Other assets	13,423	6,456
TOTAL ASSETS	$1,885,825	$1,886,581
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$54,947	$53,977
Accrued compensation	22,702	30,054
Accrued liabilities	16,400	21,829
Current portion of operating lease liability	4,957	—
Income tax payable	724	2,573
Deferred revenues	1,056	873
Total current liabilities	100,786	109,306
Long-term debt (net of deferred financing costs of $8,075 and $9,879 at December 31, 2022 and 2021, respectively)	556,649	554,845
Deferred tax liability, net	90,556	84,653
Operating lease liability, less current portion	7,879	—
Other liabilities	3,337	5,539
Total liabilities	759,207	754,343
COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 148,732,603 and 152,901,040 shares issued and outstanding as of December 31, 2022 and 2021, respectively	149	153
Additional paid-in-capital	1,176,163	1,165,163
Accumulated deficit	(27,363)	(31,441)
Accumulated other comprehensive (loss)	(22,331)	(1,637)
Total equity	1,126,618	1,132,238
TOTAL LIABILITIES AND EQUITY	$1,885,825	$1,886,581

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Successor			Predecessor
(in thousands, except share and per share amounts)	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from February 1, 2020 through December 31, 2020	Period from January 1, 2020 through January 31, 2020
REVENUES	$810,023	$712,295	$472,369	$36,785

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization below)	408,928	352,170	240,287	20,265
Product and technology expense	51,931	45,507	32,201	3,189
Selling, general, and administrative expense	116,640	107,980	66,864	11,235
Depreciation and amortization	138,246	142,815	135,057	2,105
Total operating expenses	715,745	648,472	474,409	36,794
INCOME (LOSS) FROM OPERATIONS	94,278	63,823	(2,040)	(9)

OTHER EXPENSE, NET:
Interest expense, net	9,199	24,972	47,384	4,489
Loss on extinguishment of debt	—	13,938	—	10,533
Transaction expenses, change in control	—	—	9,423	22,370
Total other expense, net	9,199	38,910	56,807	37,392
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	85,079	24,913	(58,847)	(37,401)
Provision (benefit) for income taxes	20,475	8,862	(11,355)	(871)
NET INCOME (LOSS)	$64,604	$16,051	$(47,492)	$(36,530)

Foreign currency translation (loss) income	(20,694)	(4,121)	2,484	(31)
COMPREHENSIVE INCOME (LOSS)	$43,910	$11,930	$(45,008)	$(36,561)

NET INCOME (LOSS)	$64,604	$16,051	$(47,492)	$(36,530)
Basic net income (loss) per share	$0.43	$0.11	$(0.37)	n/a
Diluted net income (loss) per share	$0.43	$0.11	$(0.37)	n/a
Weighted average number of shares outstanding - basic	150,227,213	140,480,590	130,000,000	n/a
Weighted average number of shares outstanding - diluted	151,807,139	141,687,384	130,000,000	n/a
Basic net (loss) per unit	n/a	n/a	n/a	$(0.24)
Diluted net (loss) per unit	n/a	n/a	n/a	$(0.24)
Weighted average units outstanding - basic	n/a	n/a	n/a	149,686,460
Weighted average units outstanding - diluted	n/a	n/a	n/a	149,686,460

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

	Successor			Predecessor
(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from February 1, 2020 through December 31, 2020	Period from January 1, 2020 through January 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$64,604	$16,051	$(47,492)	$(36,530)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	138,246	142,815	135,057	2,105
Loss on extinguishment of debt	—	13,938	—	10,533
Amortization of deferred financing costs	1,804	5,936	3,242	569
Bad debt expense (recovery)	207	(17)	350	102
Deferred taxes	4,597	(2,924)	(16,747)	(997)
Share-based compensation	7,856	9,530	1,876	3,976
Loss (gain) on foreign currency exchange rates	91	(575)	(31)	(82)
Loss on disposal of fixed assets and impairment of ROU assets	1,263	76	19	8
Change in fair value of interest rate swaps	(12,429)	(2,284)	3,616	—
Changes in operating assets and liabilities:
Accounts receivable	9,149	(40,842)	(28,541)	9,384
Prepaid expenses and other assets	4,892	(10,502)	3,616	(4,666)
Accounts payable	2,983	7,516	16,530	(8,871)
Accrued compensation and accrued liabilities	(11,365)	8,541	880	4,102
Deferred revenues	91	196	(271)	11
Operating lease liabilities	(898)	—	—	—
Other liabilities	4,724	(87)	826	767
Income taxes receivable and payable, net	(3,045)	1,309	(79)	373
Net cash provided by (used in) operating activities	212,770	148,677	72,851	(19,216)
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in short-term investments	(1,106)	305	257	(163)
Acquisitions of businesses, net of cash acquired	(19,052)	(48,934)	—	—
Purchases of property and equipment	(6,165)	(7,313)	(5,304)	(951)
Capitalized software development costs	(22,363)	(16,485)	(10,522)	(929)
Proceeds from disposal of property and equipment	90	—	—	—
Net cash used in investing activities	(48,596)	(72,427)	(15,569)	(2,043)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	320,559	—	—
Payments of initial public offering issuance costs	—	(4,034)	—	—
Shareholder distribution	—	(313)	—	—
Capital contributions	—	241	59,423	41,143
Distributions to Predecessor Members and Optionholders	—	—	(5,834)	(17,991)
Share repurchases	(60,530)	—	—	—
Borrowings from Successor First Lien Credit Facility	—	261,413	—	—
Repayments of Successor First Lien Credit Facility	—	(363,875)	(3,350)	—
Repayment of Successor Second Lien Credit Facility	—	(146,584)	—	—
Borrowings on Successor Revolver	—	—	25,000	—
Repayments on Successor Revolver	—	—	(25,000)	—
Repayment of Predecessor First Lien Credit Facility	—	—	—	(34,000)
Payments of debt issuance costs	—	(1,257)	(1,397)	—
Payments on capital and finance lease obligations	(884)	(1,652)	(2,438)	(274)
Payments on deferred purchase agreements	(884)	(705)	—	—
Proceeds from issuance of common stock under share-based compensation plans	3,522	387	—	—
Net settlement of share-based compensation plan awards	(378)	(332)	—	—
Net cash (used in) provided by financing activities	(59,154)	63,848	46,404	(11,122)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(6,014)	(278)	1,021	(102)
Increase (decrease) in cash, cash equivalents, and restricted cash	99,006	139,820	104,707	(32,483)
Cash, cash equivalents, and restricted cash at beginning of period	292,790	152,970	48,263	80,746
Cash, cash equivalents, and restricted cash at end of period	$391,796	$292,790	$152,970	$48,263

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$17,475	$10,361	$4,786	$279
Cash paid for interest	$27,042	$23,029	$41,145	$224
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on account	$105	$3,643	$88	$289
Distributions declared to Optionholders but not paid	$—	$—	$—	$781

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Successor:
BALANCE – February 1, 2020	$130	$779,596	$—	$—	$779,726
Share-based compensation	—	1,876	—	—	1,876
Capital contributions	—	59,423	—	—	59,423
Shareholder distribution	—	(1,747)	—	—	(1,747)
Foreign currency translation	—	—	—	2,484	2,484
Net (loss)	—	—	(47,492)	—	(47,492)
BALANCE – December 31, 2020	$130	$839,148	$(47,492)	$2,484	$794,270
Share-based compensation	—	9,530	—	—	9,530
Capital contributions	—	241	—	—	241
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	23	316,502	—	—	316,525
Proceeds from issuance of common stock under share-based compensation plans	—	387	—	—	387
Common stock withheld for tax obligations and net settlement of stock option exercise	—	(332)	—	—	(332)
Shareholder distribution	—	(313)	—	—	(313)
Foreign currency translation	—	—	—	(4,121)	(4,121)
Net income	—	—	16,051	—	16,051
BALANCE – December 31, 2021	$153	$1,165,163	$(31,441)	$(1,637)	$1,132,238
Share-based compensation	—	7,856	—	—	7,856
Repurchases of common stock	(4)	—	(60,526)	—	(60,530)
Proceeds from issuance of common stock under share-based compensation plans	0	3,522	—	—	3,522
Common stock withheld for tax obligations on restricted stock unit and option settlement	0	(378)	—	—	(378)
Foreign currency translation	—	—	—	(20,694)	(20,694)
Net income	—	—	64,604	—	64,604
BALANCE – December 31, 2022	$149	$1,176,163	$(27,363)	$(22,331)	$1,126,618

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statement of Changes in Members’ (Deficit) Equity

(in thousands)	Class A Units Additional Paid-In Capital	Class B Units Additional Paid-In Capital	Class C Units Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Members’ (Deficit) Equity
Predecessor:
BALANCE - December 31, 2019	$106,090	$2,254	$11,524	$(201,233)	$(12,852)	$(94,217)
Share-based compensation	—	50	3,926	—	—	3,976
Capital contributions	34,186	543	6,414	—	—	41,143
Distribution to Optionholders	—	(1,469)	(17,303)	—	—	(18,772)
Foreign currency translation	—	—	—	—	(31)	(31)
Net (loss)	—	—	—	(36,530)	—	(36,530)
BALANCE - January 31, 2020	$140,276	$1,378	$4,561	$(237,763)	$(12,883)	$(104,431)

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

The Company derives its revenues from a variety of background check and compliance services performed across all phases of the workforce lifecycle from pre-onboarding services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent workers, tenants, and drivers. We generally classify our service offerings into three categories: pre-onboarding, post-onboarding, and adjacent products.

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

The Company’s segment disclosure is intended to provide the users of its consolidated financial statements with a view of the business that is consistent with management of the Company. Details of segment results are discussed in Note 17, “Reportable Segments.”

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

Significant estimates, judgments, and assumptions, include, but are not limited to, the determination of the fair value and useful lives of assets acquired and liabilities assumed through business combinations, revenue recognition, capitalized software, and income tax liabilities and assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of December 31, 2022 (Successor) (in thousands):

	Level 1	Level 2	Level 3
Assets
Interest rate swaps	$—	$11,570	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Other intangible assets are subject to nonrecurring fair value measurement as the result of business acquisitions. The fair values of these assets were estimated using the present value of expected future cash flows through unobservable inputs (Level 3).

Cash and Cash Equivalents — The Company considers cash equivalents to be cash and all short-term investments that have an original maturity of ninety days or less. Interest income earned on short-term investments and interest bearing accounts is included in interest expense, net in the accompanying consolidated statements of operations and comprehensive income (loss). The Company recorded $5.0 million, $0.1 million, $0.5 million, and $0.0 million of interest income for the year ended December 31, 2022 (Successor), for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor), respectively. Outstanding checks in excess of funds on deposit are classified as current liabilities in the accompanying consolidated balance sheets. As of December 31, 2022 and 2021 (Successor), the Company had no outstanding checks in excess of funds on deposit.

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

The allowance for all uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions, and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance for doubtful accounts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believes will be collected. The Company believes that the allowance for doubtful accounts at December 31, 2022 and 2021 (Successor) is reasonably stated.

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

Goodwill, Trade Name, and Customer Lists — The Company tests goodwill for impairment annually as of December 31 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. Goodwill is tested for impairment at the reporting unit level using a fair value approach. At December 31, 2022, the Company had two reporting units comprised of the Americas and International. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No impairment charges have been required.

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

Subsequent to the Silver Lake Transaction, the Company’s trade name is amortized on an accelerated basis over its expected useful life of twenty years. The Company recorded $7.6 million, $7.9 million, and $7.5 million of amortization expense related to the trade name for the year ended December 31, 2022 (Successor), for the year ended December 31, 2021 (Successor), and for the period from February 1, 2020 through December 31, 2020 (Successor), respectively. No amortization expense was recorded for the period from January 1, 2020 through January 31, 2020 (Predecessor).

Customer lists are amortized on an accelerated basis based upon their estimated useful lives, ranging from seven to fourteen years during the Predecessor period and thirteen to fourteen years in the Successor period. In the Predecessor period, the weighted-average amortization period of customer lists was 13.3 years.

The Company recorded $60.7 million, $65.5 million, $65.2 million, and $0.8 million of amortization expense related to customer lists for the year ended December 31, 2022 (Successor), for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor), respectively.

The Company regularly evaluates the amortization period assigned to each intangible asset to determine whether there have been any events or circumstances that warrant revised estimates of useful lives. In December 2022, the Company determined that there have been no triggering events that would require impairment of trade names or customer lists.

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

Impairment of Long-Lived Assets — The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment, ROU assets, and finite-life intangible assets may not be recoverable. Conditions that could indicate an impairment assessment is needed include a significant decline in the observable market value of an asset or asset group, a significant change in the extent or manner in which an asset or asset group is used, or a significant adverse change that would indicate that the carrying amount of an asset or asset group is not recoverable. When factors indicate that these long-lived assets or asset groups should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived assets or asset groups will be recovered through the future undiscounted cash flows expected from use of the asset or asset group and its eventual disposition. If the carrying amount of the asset or asset group is determined not to be recoverable, an impairment charge is recorded based on the excess, if any, of the carrying amount over fair value. Fair values are determined based on quoted market values or discounted cash flows analyses as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment, ROU assets, and finite-life intangible assets may warrant revision. The Company determined that triggering events occurred for certain leases exited during the year ended December 31, 2022 (Successor) which required an impairment review of certain ROU assets. Based on the results of the analysis, the Company recorded non-cash impairment charges of $0.9 million for the year ended December 31, 2022 (Successor), primarily related to office space exited during the year. The Company determined the carrying values of its property and equipment and finite-life intangible assets were not impaired as of December 31, 2022 and 2021 (Successor).

Advertising Costs — Advertising costs are expensed as incurred and are included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss). Advertising costs were $2.9 million, $1.4 million, $0.6 million, and $0.1 million for the year ended December 31, 2022 (Successor), for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor), respectively.

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

In February 2020, the Company entered into an interest rate collar agreement with a counterparty bank to reduce its exposure to interest rate volatility. The Company has determined the counterparty bank to be a high credit quality institution. The Company does not enter into financial instruments for trading or speculative purposes.

The Company had one customer which represented approximately 10%, 10%, and 12% of its consolidated revenues for the year ended December 31, 2022 (Successor), for the year ended December 31, 2021 (Successor), and for the period from February 1, 2020 to December 31, 2020 (Successor), respectively. No other customer represented 10% or more of its revenue for these periods. The Company did not have any customers which represented 10% or more of its consolidated revenues during the period from January 1, 2020 through January 31, 2020 (Predecessor). Additionally, the Company did not have any customers which represented 10% or more of its consolidated accounts receivable, net for any period presented.

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
Recognize revenue when (or as) the entity satisfies a performance obligation

A substantial majority of the Company’s revenues are derived from pre-onboarding and related services to our customers on a transactional basis, in which an individual background screening package or selection of services is ordered by a customer related to a single individual. Substantially all of the Company’s customers are employers, staffing companies, and other businesses or organizations. The Company’s revenues are mostly comprised of a significant volume of low-dollar services fulfilled by multiple highly automated, proprietary systems and applications. The processing of transactions and recording of revenue is based on contractual terms with the Company’s customers. The Company satisfies its performance obligations and recognizes revenues for services rendered as the orders are completed and the completed reports are transmitted, or otherwise made available. The Company’s remaining services, substantially consisting of tax consulting, fleet management, and driver qualification services, are delivered over time as the customer simultaneously receives and consumes the benefits of the services delivered. To measure the Company’s performance over time, the output method is utilized to measure the value to the customer based on the transfer to date of the services promised, with no rights of return once consumed. In these cases, revenues on transactional contracts with a defined price but an undefined quantity are recognized utilizing the right to invoice expedient resulting in revenues being recognized when the service is provided and becomes billable. Additionally, under this practical expedient, the Company is not required to estimate the transaction price.

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

Contract balances are generated when the revenues recognized in a given period varies from billing. A contract asset is created when the Company performs a service for a customer and recognizes more revenues than what has been billed. Contract assets are included in accounts receivable in the accompanying condensed consolidated balance sheets. A contract liability is created when the Company transfers a good or service to a customer and recognizes less than what has been billed. The Company recognizes these contract liabilities as deferred revenues when the Company has an obligation to perform services for a customer in the future and has already received consideration from the customer. Contract liabilities are included in deferred revenues in the accompanying consolidated balance sheets.

Foreign Currency — The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using average exchange rates prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated net of tax in a separate component of equity. Currency translation (loss) income included in accumulated other comprehensive income (loss) were approximately $(20.7) million, $(4.1) million, $2.5 million, and $0.0 million, for the year ended December 31, 2022 (Successor), for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor), respectively.

Gains or losses resulting from foreign currency transactions are included in the accompanying consolidated statements of operations and comprehensive income (loss), except for those relating to intercompany transactions of a long-term investment nature, which are captured in a separate component of equity as accumulated other comprehensive income (loss). Currency transaction (loss) income included in the accompanying consolidated statements of operations and comprehensive income (loss) was approximately $2.3 million, $(0.1) million, $0.3 million, and $(0.1) million, for the year ended December 31, 2022 (Successor), for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor), respectively.

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

The Company accounts for awards issued under all three plans in accordance with ASC 718, Compensation — Stock Compensation. Management expects to allow its employees granted awards under the Successor Plan to bear the risks and rewards normally associated with equity ownership for a reasonable period of time when all requisite vesting requirements have been rendered. No outstanding awards are callable, and therefore, the related share-based awards are classified as equity.

The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of the share-based awards granted, which is estimated on the date of grant using a Black-Scholes option-pricing model. There are four inputs into the Black-Scholes option-pricing model: expected volatility, risk-free interest rates, expected term, and estimated fair value of the underlying unit. The Company estimates expected volatility based on an analysis of guidelines of publicly traded peer companies’ historical volatility. The risk-free interest rate is based on the treasury constant maturities rate based on data published by the U.S. Federal Reserve. The expected term of share-based awards granted is derived from historical exercise experience under the Company’s share-based plans and represents the period of time that awards granted are expected to be outstanding. Because of the limitations on the sale or transfer of our equity as a privately held company and a lack of historical option exercises as a public company, the Company does not believe our historical exercise pattern is indicative of the pattern we will experience in future periods. The Company has consequently used the simplified method to calculate the expected term, which is the average of the contractual term and vesting period, and plans to continue to use the simplified method until we have sufficient exercise and pricing history. Finally, prior to the IPO, the estimated fair value of the underlying equity was determined using either the Silver Lake Transaction valuation or a blend of income and market approaches. After the IPO, the estimated fair value of the underlying equity was based on the observable market price of the Company’s equity.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, share-based compensation expenses could be materially different in the future. In addition, for awards with a service condition, the Company has elected to account for forfeitures as they occur. Therefore, the Company will reverse compensation costs previously recognized when an unvested award is forfeited. For awards with a performance condition, the Company is required to estimate the expected forfeiture rate, and only recognize expenses for those shares expected to vest. The Company estimates the expected forfeiture rate based on the Company’s historical data, grant terms, and anticipated plan participant turnover. If the Company’s actual forfeiture rate is materially different from its estimate, the share-based compensation expense could be significantly different from what the Company has recorded in the current period. There were no grants made during the period from January 1, 2020 through January 31, 2020 (Predecessor).

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

The potentially dilutive securities outstanding during the year ended December 31, 2022 and 2021 (Successor) had a dilutive effect and were included in the calculation of diluted net income per share for the period. The Company did not have any potentially dilutive securities for the period from February 1, 2020 through December 31, 2020 (Successor).

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

Recent Accounting Pronouncements — Upon the completion of the Company’s IPO in 2021 (see “Note 12. Equity”), the Company qualified as an Emerging Growth Company (“EGC”), as defined in the Jumpstart Our Business Startups Act, which allowed the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies.

Effective December 31, 2022, the Company lost its EGC status due to becoming a “large accelerated filer” with an aggregate worldwide market value of its common stock held by non-affiliates exceeding $700.0 million measured as of the end of the second quarter of the 2022 fiscal year. As a result, the Company must comply with the adoption requirements of new or revised accounting pronouncements applicable to public companies beginning in the fiscal year ended December 31, 2022.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Prior to the issuance of this guidance, contract assets and contract liabilities were recognized by the acquirer at fair value on the acquisition date. This guidance is effective for annual reporting periods beginning after December 15, 2022 including interim periods therein. The Company will adopt this guidance in 2023, and does not expect adoption to have a material impact on its consolidated financial statements. However, if the Company acquires material customer contracts in the future, this standard will impact the accounting for those arrangements which may have a material effect on future results.

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

The adoption of ASC 842 had a material impact on the Company’s consolidated balance sheets but did not have a material impact on our consolidated statements of operations or cash flow. The most significant impact was the recognition of ROU assets of $12.7 million and lease liabilities for operating leases of $15.0 million based on the present value of the future minimum rental payments for existing operating leases. The difference in the balances is due to deferred rent, tenant incentive allowances, and prepaid amounts taken into account for adoption. Our accounting for finance leases, described in Note 14, remained unchanged.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes specific exceptions to the general principles in Topic 740. Among other things it eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intra-period tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. This amendment also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. Adoption of this standard on January 1, 2022 did not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, which changed the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a new forward-looking expected loss model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. Enhanced disclosures are also required, including the requirement to disclose the information used to track credit quality by year or origination for most financing receivables. Adoption of this standard upon the Company’s loss of EGC status did not have a material impact on the consolidated financial statements.

Note 3. Acquisitions

2022 Acquisition

The Company completed its asset purchase of Form I-9 Compliance, a U.S.-based technology solution and consulting service provider for I-9 and E-Verify compliance, for cash consideration of approximately $19.8 million. The transfer of ownership became effective as of January 1, 2022 and strategically expanded the Company’s product suite offerings through the addition of new I-9 and employment eligibility solutions. The acquired assets were determined to constitute a business and the Company was deemed to be the acquirer under ASC 805. The Company recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of January 1, 2022. The allocation was finalized as of September 30, 2022 and no adjustments were recorded to the Company’s previously recognized fair values.

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

Goodwill recognized in the acquisition of Form I-9 Compliance is deductible for tax purposes. Results of operations have been included in the consolidated financial statements of the Company’s Americas segment since the effective date of the acquisition.

2021 Acquisitions

On March 31, 2021, the Company completed its acquisition of selected assets and specified liabilities comprising the United Kingdom background screening business unit of a United Kingdom based company for cash consideration of $7.6 million. The Company recognized $3.1 million of goodwill and $3.0 million of intangible assets subject to amortization. Goodwill recognized is primarily attributable to assembled workforce and the expected growth of the Company and is deductible for tax purposes. Results of operations have been included in the consolidated financial statements of the Company’s International segment since the effective date of the acquisition.

On November 30, 2021, the Company completed its acquisition of a background screening and verification provider based in Mexico. Goodwill recognized as result of this acquisition was not deductible for tax purposes. Results of operations have been included in the consolidated financial statements of the Company’s Americas segment since the effective date of the acquisition.

On November 30, 2021, the Company, through one of its wholly-owned subsidiaries in the United States, entered into an agreement to acquire 100% of the outstanding equity of Corporate Screening Services, LLC (“Corporate Screening”), a U.S.-based screening and compliance solutions provider which strengthened the Company’s healthcare and higher education solutions by adding technology and expertise tailored to those customers, for cash consideration of $39.4 million. The acquisition was considered an acquisition of assets for tax purposes and, accordingly, a significant portion of the $22.2 million of goodwill recognized was deductible for tax purposes. Identifiable intangible assets related to this acquisition totaled $15.5 million, of which $11.8 million was attributable to a customer related intangible asset, with an estimated useful life of thirteen years and $3.6 million was attributable to developed technology with a useful life of five years. In addition, the Company acquired current assets of $2.9 million and assumed liabilities of $1.6 million. The allocation was finalized as of June 30, 2022. Results of operations have been included in the consolidated financial statements of the Company’s Americas segment since the effective date of the acquisition.

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

(in thousands)	Year Ended December 31, 2020 (Unaudited)
Revenue	$509,154
Net income (loss)	$(43,627)

Note 4. Property and Equipment, net

Property and equipment, net as of December 31, 2022 and 2021 (Successor) consisted of the following (in thousands):

	Successor	Successor
	December 31, 2022	December 31, 2021
Furniture and equipment	$23,422	$20,462
Capitalized software for internal use, acquired by business combination	227,405	225,005
Capitalized software for internal use, developed internally or otherwise purchased	60,187	37,326
Leasehold improvements	2,957	3,001
Total property and equipment	313,971	285,794
Less: accumulated depreciation and amortization	(200,442)	(131,485)
Property and equipment, net	$113,529	$154,309

Depreciation and amortization expense of property and equipment was approximately $70.0 million, $69.4 million, $62.3 million, and $1.3 million, for the year ended December 31, 2022 (Successor), for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor), respectively. Included in property equipment, net are finance leases with a cost of $5.1 million and $5.0 million and accumulated depreciation of $5.0 million and $4.2 million as of December 31, 2022 and 2021 (Successor), respectively.

Note 5. Goodwill, Trade Name, and Customer Lists

The changes in the carrying amount of goodwill for the year ended December 31, 2022 and 2021 (Successor) by reportable segment were as follows (in thousands):

	Americas	International	Total
Successor:
Balance – December 31, 2020	$645,309	$124,780	$770,089
Acquisitions	22,714	3,120	25,834
Foreign currency translation	25	(2,056)	(2,031)
Balance – December 31, 2021	$668,048	$125,844	$793,892
Acquisitions	9,116	—	9,116
Adjustments to initial purchase price allocations	(35)	—	(35)
Foreign currency translation	42	(9,935)	(9,893)
Balance – December 31, 2022	$677,171	$115,909	$793,080

The following summarizes the gross carrying value and accumulated amortization for the Company’s trade name and customer lists as of December 31, 2022 and 2021 (Successor) (in thousands):

	December 31, 2022 (Successor)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade name	$93,959	$(22,797)	$71,162	20 years
Customer lists	515,762	(189,748)	326,014	13-14 years
Total	$609,721	$(212,545)	$397,176

	December 31, 2021 (Successor)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade name	$95,026	$(15,441)	$79,585	20 years
Customer lists	515,524	(130,758)	384,766	14 years
Total	$610,550	$(146,199)	$464,351

Amortization expense of trade name and customer lists was approximately $68.3 million, $73.5 million, $72.7 million, and $0.8 million for the year ended December 31, 2022 (Successor), for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor) respectively.

Amortization expense relating to trade name and customer lists is expected to be as follows (in thousands):

Years Ending December 31,
2023	$61,992
2024	56,028
2025	49,722
2026	42,800
2027	36,226
Thereafter	150,408
$397,176

Note 6. Long-term Debt

The fair value of the Company’s long-term debt obligations approximated their book value as of December 31, 2022 and 2021 (Successor) and consisted of the following (in thousands):

	Successor	Successor
	December 31, 2022	December 31, 2021
Successor First Lien Credit Facility	$564,724	$564,724
Less: Deferred financing costs	(8,075)	(9,879)
Long-term debt, net	$556,649	$554,845

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

Additionally, in connection with the closing of the IPO, the Company entered into an amendment that increased the borrowing capacity under the Successor Revolver from $75.0 million to $100.0 million and extended the maturity date from January 31, 2025 to July 31, 2026. As of December 31, 2022, the Company had no outstanding amounts under the Successor Revolver, and therefore, was not subject to the consolidated first lien leverage ratio covenant and was compliant with all other covenants under the agreement.

Scheduled maturities of long-term debt as of December 31, 2022 (Successor), are as follows (in thousands):

Years Ending December 31,
2023	$—
2024	—
2025	—
2026	—
2027	564,724
Thereafter	—
$564,724

Note 7. Derivatives

In February 2020, the Company entered into an interest rate collar agreement with a counterparty bank to reduce its exposure to interest rate volatility. In this agreement, the Company and the counterparty bank agreed to a one-month USD LIBOR floor of 0.48% and a cap of 1.50% on a portion of the Company’s Successor First Lien Facility. The notional amount of this agreement was $405.0 million through February 2022 at which time the notional amount was reduced to $300.0 million through February 2024.

The following is a summary of location and fair value of the financial position recorded related to the derivative instruments (in thousands):

		Fair Value
Derivatives not designated as hedging instruments	Balance Sheet Location	As of December 31, 2022 (Successor)	As of December 31, 2021 (Successor)
Interest rate swaps	Prepaid expenses and other current assets	$11,570	$197

The following is a summary of location and amount of gains and (losses) recorded related to the derivative instruments (in thousands):

		Gain/(Loss)
Derivatives not designated as hedging instruments	Income Statement Location	Year Ended December 31, 2022 (Successor)	Year Ended December 31, 2021 (Successor)	Period from February 1, 2020 through December 31, 2020 (Successor)
Interest rate swaps	Interest expense, net	$12,429	$2,284	$(4,383)

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

The domestic and foreign components of income (loss) before provision for income taxes for the year ended December 31, 2022 (Successor), for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor), respectively, were as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from February 1, 2020 through December 31, 2020	Period from January 1, 2020 through January 31, 2020
Income (loss) before provision for income taxes from United States operations	$46,766	$(7,791)	$(68,008)	$(38,181)
Income before provision for income taxes from foreign operations	38,313	32,704	9,161	780
Income (loss) before provision for income taxes	$85,079	$24,913	$(58,847)	$(37,401)

The domestic and foreign components of the provision for income taxes for the year ended December 31, 2022 (Successor), for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor), respectively, were as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from February 1, 2020 through December 31, 2020	Period from January 1, 2020 through January 31, 2020
Current:
Federal	$179	$58	$51	$(2)
State	4,593	4,003	1,994	(79)
Foreign	9,817	7,618	3,818	128
Total Current	$14,589	$11,679	$5,863	$47

Deferred:
Federal	$1,773	$549	$(16,144)	$(701)
State	5,030	(4,495)	(784)	(149)
Foreign	(917)	1,129	(290)	(68)
Total Deferred	$5,886	$(2,817)	$(17,218)	$(918)
Total	$20,475	$8,862	$(11,355)	$(871)

In the Predecessor periods, our effective tax rate was significantly impacted by the recognition of valuation allowances against certain deferred tax assets, primarily in the United States. In the Successor period, based upon the weight of all available evidence, the Company no longer maintains a valuation allowance against its deferred tax assets in the United States.

The following table reconciles the U.S. statutory federal tax rate of 21% to the Company’s effective income tax rate of 24.07%, 35.57%, 19.29%, and 2.33%, for the year ended December 31, 2022 (Successor), for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor), respectively:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from February 1, 2020 through December 31, 2020	Period from January 1, 2020 through January 31, 2020
U.S. statutory federal tax rate	21.00%	21.00%	21.00%	21.00%
State and local income taxes – net of federal tax benefits	2.85	(5.32)	(1.50)	(0.99)
Foreign rate difference	0.67	3.25	(0.14)	0.06
Change in valuation allowances	(1.06)	(2.72)	0.00	(12.37)
GILTI inclusion	1.41	7.92	2.71	(0.34)
Transaction cost	—	5.21	(1.09)	(3.14)
Share-based compensation	0.62	5.82	(0.40)	(2.23)
Rate change impact	(0.43)	2.23	—	—
US research and development credit	(1.44)	(7.15)	0.85	0.35
Withholding tax	0.38	5.34	(1.90)	—
Other	0.07	(0.01)	(0.24)	(0.01)
Effective tax rate	24.07%	35.57%	19.29%	2.33%

On March 18, 2020, the Families First Coronavirus Response Act, and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act were each enacted in response to the COVID-19 pandemic. Some of the key tax-related provisions benefiting the Company include favorable modifications to the limitation on the deductibility of business interest and payroll tax deferral. As a result of the adjustment to the business interest limitations by these laws, the Company was eligible to increase its deductible interest expense for the period from February 1, 2020 through December 31, 2020 (Successor) and for the period from January 1, 2020 through January 31, 2020 (Predecessor).

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the U.S. Some of the key provisions included in the IRA include implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives. The Company has determined that the IRA had no significant impact on the Company as of and for the year ended December 31, 2022 (Successor).

As of December 31, 2022 (Successor), the Company had approximately $69.2 million of accumulated unremitted earnings generated by its foreign subsidiaries. Under the U.S. Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”), a portion of these earnings was subject to U.S. federal taxation with the one-time transition tax. With the exception of certain unremitted earnings in India and China, the Company asserted indefinite reinvestment on its unremitted earnings as well as any other additional outside basis differences of its foreign subsidiaries at December 31, 2022. Any future reversals could be subject to additional foreign withholding taxes, U.S. state taxes, and certain tax impacts relating to foreign currency exchange effects on any future repatriations of the unremitted earnings.

The primary components of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2022 and 2021 (Successor) consist of the following (in thousands):

	Successor	Successor
	December 31, 2022	December 31, 2021
Deferred tax assets:
Federal net operating loss carryforwards	$2,304	$25,227
State net operating loss carryforwards	6,782	8,172
Foreign net operating loss carryforwards	4,888	5,556
Deferred revenues	205	172
Bad debt reserves	297	203
Employee benefits	1,563	3,118
Share-based compensation	546	586
Accrued expenses and loss reserves	1,802	2,346
Other deferred tax assets	5,890	9,382
Less: Valuation allowances	(1,467)	(2,367)
Total deferred tax asset	$22,810	$52,395
Deferred tax liabilities:
Trade name	$(17,632)	$(19,809)
Goodwill	(11,703)	(7,340)
Depreciable and other amortizable assets	(77,127)	(107,080)
Other deferred liabilities	(4,482)	(1,406)
Total deferred tax liability	$(110,944)	$(135,635)
Net deferred tax liability	$(88,134)	$(83,240)

As of December 31, 2022 and 2021 (Successor), the Company believes that federal, state, and foreign net operating loss carryforwards will be available to reduce future taxable income after taking into account various federal and foreign limitations on the utilization of such net operating loss carryforwards. The net operating loss carryforward balances as of December 31, 2022 and 2021 (Successor), are as follows (in thousands):

	Successor	Successor
	December 31, 2022	December 31, 2021
Federal	$10,970	$120,130
State	125,989	147,539
Foreign	24,207	25,063
	$161,166	$292,732

The Company has approximately $4.4 million and $5.0 million of research and development credit carryforwards as of December 31, 2022 and 2021 (Successor). The Company’s remaining research and development credit carryforwards will expire beginning in 2039. The Company believes that the research and development credit carryforwards will be utilized to reduce future tax liability before they expire.

After consideration of all of the evidence, the Company has determined that a valuation allowance of approximately $1.5 million and $2.4 million is necessary as of December 31, 2022 and 2021 (Successor), respectively, primarily for certain foreign net operating loss carryforwards. The decrease in the valuation allowance in 2022 is primarily due to the utilization of some of the net operating loss carryforwards during the year and revaluation of the remaining net operating loss carryforwards at December 31, 2022.

The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2012, and state, local, and non-U.S. income tax examinations by tax authorities before 2005.

The aggregate changes in the balance of our gross unrecognized tax benefits, excluding accrued interest, for the year ended December 31, 2022 (Successor), for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor), were as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from February 1, 2020 through December 31, 2022	Period from January 1, 2020 through January 31, 2020
Balance, beginning of period	$1,399	$1,341	$1,290	$1,296
Increases for tax positions related to prior years	28	58	51	4
Decreases for tax positions related to prior years	(455)	—	—	(10)
Balance, end of period	$972	$1,399	$1,341	$1,290

An income tax benefit of approximately $1.0 million would be recorded if these unrecognized tax benefits are recognized. The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease in the next twelve months. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in income tax expense.

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

Accordingly, in any period, the Company does not recognize a significant amount of revenues from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenues recognized for the year ended December 31, 2022 (Successor), for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor) were immaterial.

Contract assets and liabilities

The contract asset balance was $6.5 million and $7.4 million as of December 31, 2022 and 2021 (Successor), respectively, and is included in accounts receivable, net in the accompanying consolidated balance sheets. The contract liability balance was $1.1 million and $0.9 million as of December 31, 2022 and 2021 (Successor), respectively, and is included in deferred revenues in the accompanying consolidated balance sheets. An immaterial amount of revenue was recognized in the current period related to the beginning balance of deferred revenues.

Note 10. Share-based Compensation

Share-based compensation expense is recognized in cost of services, product and technology expense, and selling, general, and administrative expense, in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from February 1, 2020 through December 31, 2020	Period from January 1, 2020 through January 31, 2020
Share-based compensation expense
Cost of services	$1,103	$163	$100	$156
Product and technology expense	1,351	459	179	—
Selling, general, and administrative expense	5,402	8,908	1,597	3,820
Total share-based compensation expense	$7,856	$9,530	$1,876	$3,976

Predecessor Plan

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

A summary of the option unit activity under the Predecessor Plan for the period from January 1, 2020 to January 31, 2020 (Predecessor) is as follows:

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

A summary of the option unit activity under the Successor Plan for the period from February 1, 2020 through December 31, 2020 (Successor) and for the year ended December 31, 2021 (Successor) is as follows:

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

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2021	Grants outstanding	3,519,563	$6.66
	Grants exercised	(372,254)	$6.68
	Grants cancelled/forfeited	(303,967)	$6.61
December 31, 2022	Grants outstanding	2,843,342	$6.66	7.2 Years	$18.0 million
December 31, 2022	Grants vested	648,926	$6.65	7.0 Years	$4.1 million
December 31, 2022	Grants unvested	2,194,416	$6.67

2021 Equity Plan

In connection with the IPO, the Company adopted the 2021 Equity Plan. The 2021 Equity Plan is intended to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders. The 2021 Equity Plan provides for the grant of awards of stock options, stock appreciation rights, restricted shares, restricted stock units, and other equity-based or cash-based awards as determined by the Company’s Compensation Committee. The 2021 Equity Plan initially had a total of 17,525,000 shares of common stock reserved. The number of reserved shares automatically increases on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030, in an amount equal to the lesser of (x) 2.5% of the total number of shares of common stock outstanding on the last day of the immediately preceding calendar year and (y) a number of shares as determined by the Board of Directors. As of December 31, 2022, 13,578,273 shares were available for issuance under the 2021 Equity Plan.

Stock Options

Stock options issued immediately prior to the IPO vest based on two criteria (50% each): (1) Time — awards vest over five years at a rate of 20% per year; and (2) Performance — awards vest based upon a combination of the five year time vesting, subject to the Company’s investors receiving a targeted money-on-money return. Stock options issued after the IPO vest annually, generally over four or five years. Stock options generally expire ten years after the grant date.

A summary of the option activity for the year ended December 31, 2022 (Successor) is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2021	Grants outstanding	3,714,540	$15.33
	Grants issued	608,122	$14.68
	Grants cancelled/forfeited	(11,000)	$17.52
December 31, 2022	Grants outstanding	4,311,662	$15.24	8.7 Years	$—
December 31, 2022	Grants vested	1,054,302	$15.20	8.5 Years	$—
December 31, 2022	Grants unvested	3,257,360	$15.25

The fair value for stock options granted for the year ended December 31, 2022 and 2021 (Successor) was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighed average assumptions:

	Successor	Successor
	December 31, 2022	December 31, 2021
Expected stock price volatility	34.66%	38.67%
Risk-free interest rate	2.77%	1.06%
Expected term (in years)	6.23	5.91
Fair-value of the underlying unit	$14.68	$15.33

Restricted Stock Units

Restricted stock units (“RSU”) generally vest annually over three to five years.

A summary of the RSU activity for the year ended December 31, 2022 (Successor) is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2021	Nonvested RSUs	340,875	$17.19
	Granted	203,032	$14.36
	Vested	(67,175)	$16.96
	Forfeited	(4,400)	$17.52
December 31, 2022	Nonvested RSUs	472,332	$16.00

Restricted Stock

The following table summarizes the restricted stock issued by the Company. These include grants of unvested Successor profits interests grants that were converted into restricted stock as described above, as well as restricted stock issued to new recipients. The restricted stock granted as a result of the conversion of Successor profits interests retain the vesting attributes (including original service period vesting start date) of the original award. A summary of the restricted stock activity for the year ended December 31, 2022 (Successor) is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2021	Nonvested restricted stock	2,613,359	$3.85
	Granted	—	$—
	Vested	(332,059)	$3.85
December 31, 2022	Nonvested restricted stock	2,281,300	$3.85

During the IPO and the November 2021 Follow-On, certain of the Company’s investors realized cash returns. As a result, a portion of the performance based vesting on various awards were considered to have vested during the year ended December 31, 2021 (Successor). This vesting resulted in the recognition of an incremental $3.9 million of share-based compensation expense for the year ended December 31, 2021 (Successor).

As of December 31, 2022 (Successor), the Company had approximately $34.8 million of unrecognized pre-tax non-cash compensation expense, comprised of approximately $7.6 million related to restricted stock, $6.4 million related to RSUs, and approximately $20.8 million related to stock options, which the Company expects to recognize over a weighted average period of 2.9 years.

2021 Employee Stock Purchase Plan

On June 25, 2021, in connection with the IPO, the Company adopted the First Advantage Corporation 2021 Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation to acquire Company stock during designated offering periods. During each offering period, there will be one six-month purchase period, which will have the same duration and coincide with the length of the offering period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. The Company recorded an associated expense of approximately $0.4 million for the year ended December 31, 2022 (Successor).
Excess Tax Benefits

The Company recognized excess tax benefits of approximately $0.5 million and $0.2 million associated with equity award exercises and vesting in its income tax expense for the year ended December 31, 2022 and 2021 (Successor), respectively. The Company did not recognize any excess tax benefits for the period from February 1, 2020 through December 31, 2020 (Successor) or for the period from January 1, 2020 through January 31, 2020 (Predecessor).

Note 11. Defined Contribution Plan

The Company sponsors a defined contribution plan that principally consists of a contributory 401(k) savings plan. The Company makes discretionary matching contributions to the 401(k) savings plan based on a percentage of employee contributions. The expense recognized related to the Company’s contributions to the 401(k) savings plan for the year ended December 31, 2022 (Successor), for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor) was approximately $1.3 million, $1.2 million, $0.9 million, and $0.1 million, respectively.

Note 12. Equity

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

Successor

Common and Preferred Stock

On June 25, 2021, the Company completed its IPO of 29,325,000 shares of the Company common stock, $0.001 par value per share at an offering price of $15.00 per share, pursuant to the Company’s IPO Registration Statement. The Company sold 22,856,250 shares, including 2,981,250 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. Certain existing stockholders sold an aggregate of 6,468,750 shares, including 843,750 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company received aggregate net proceeds of $316.5 million after deducting underwriting discounts and commissions of $22.3 million and other offering costs of $4.0 million.

Immediately prior to the completion of the IPO, the Company filed an Amended and Restated Certificate of Incorporation, which authorized a total of 1,000,000,000 shares of Common Stock, $0.001 par value per share and 250,000,000 shares of Preferred Stock, par value $0.001 per share. After filing the Amended and Restated Certificate of Incorporation, certain redemptions, exchanges, and conversions were made in connection with the dissolution of Fastball Holdco, L.P., the Company’s parent, which occurred prior to the completion of the IPO.

On November 15, 2021, the Company completed a follow-on offering (“November 2021 Follow-On”) where certain existing stockholders sold an aggregate of 15,000,000 shares, plus an additional 2,250,000 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company did not sell any shares of its common stock in the November 2021 Follow-On Offering and did not receive any of the proceeds from the sale of shares.

As of December 31, 2022, no preferred stock had been issued.

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

A summary of the stock repurchase activity under the Repurchase Program, is summarized as follows (in thousands, except share and per share amounts):

Successor
Year Ended December 31, 2022
Shares repurchased	4,670,975
Average price per share	$12.94
Costs recorded to accumulated deficit
Total repurchase costs	$60,438
Additional associated costs	92
Total costs recorded to accumulated deficit	$60,530

As of December 31, 2022, the remaining authorized value of shares available to be repurchased under the Repurchase Program was approximately $89.5 million.

Repurchased shares of common stock are retired. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is reflected as a reduction to accumulated deficit.

Note 13. Commitments and Contingencies

Litigation — The Company is involved in litigation from time to time in the ordinary course of business. At times, the Company, given the nature of its background screening business, could become subject to lawsuits, or potential class action lawsuits, in multiple jurisdictions, related to claims brought primarily by consumers or individuals who were the subject of its screening services.

For all pending matters, the Company believes it has meritorious defenses and intends to defend vigorously or otherwise seek indemnification from other parties as appropriate. However, the Company has recorded a liability of $4.4 million and $7.9 million at December 31, 2022 and 2021 (Successor), respectively, for matters that it believes a loss is both probable and estimable. This is included in accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2022 and 2021 (Successor), respectively.

In June 2014 and September 2015, two separate class action cases were filed against the Company in the State of California. The two cases were coordinated together under a single judge and a single settlement agreement for both cases as coordinated together was approved by the court in December 2021. As a result, the Company recorded a total liability of $5.5 million for this settlement agreement at December 31, 2021 (Successor). This liability represented the settlement amount and related class action administrative fees, less certain payments made in December 2021. The remaining settlement amount was paid in February 2022.

Additionally, the Company maintains liability insurance programs to manage its litigation risks and the Company’s insurers had agreed to a single deductible to be applied to the two cases. As a result, the Company recorded a total insurance receivable of $2.1 million for this settlement agreement at December 31, 2021 (Successor), which represented the portion of the legal settlement and legal fees incurred by the Company which were recovered from the Company’s insurers in March 2022. This was included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

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

Some leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. The exercise of these lease renewal options is at the Company’s sole discretion and typically are not reasonably certain to renew at inception. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

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

The components of lease costs are as follows (in thousands):

Successor
Year Ended December 31, 2022
Operating lease costs
Fixed	$7,102
Short-term	247
Variable	28
Sub-leases	(56)
Total operating lease costs	$7,321

Finance lease costs
Amortization of leased assets	$713
Interest on lease liabilities	29
Total finance lease costs	$742
Total lease cost	$8,063

Supplemental balance sheet information related to leases is as follows (in thousands):

	Classification	December 31, 2022 (Successor)
Assets
Operating leases
Right of use operating lease assets	Other assets	$10,674
Finance leases
Property and equipment, gross	Property and equipment, net	5,094
Accumulated depreciation	Property and equipment, net	(5,017)
Property and equipment, net	Property and equipment, net	77
Total lease assets		$10,751

Liabilities
Operating leases
Other current	Current portion of operating lease liability	$4,957
Non-current	Operating lease liability, less current portion	7,879
Total operating liabilities		12,836
Finance leases
Other current	Accrued liabilities	104
Non-current	Other liabilities	—
Total finance liabilities		104
Total lease liabilities		$12,940

Maturities of lease liabilities are as follows (in thousands):

Years Ending December 31,
	Finance Leases	Operating Leases	Total
2023	$106	$5,841	$5,947
2024	—	5,066	5,066
2025	—	1,861	1,861
2026	—	1,344	1,344
2027	—	112	112
Thereafter	—	—	—
Total minimum lease payments	$106	$14,224	$14,330
Less: Imputed interest	(2)	(1,025)
Present value of minimum lease payments	$104	$13,199

Lease term and discount rates are as follows:

December 31, 2022 (Successor)
Weighted average remaining lease term
Operating leases	2.7 Years
Finance leases	0.7 Years

Weighted average discount rate
Operating leases	5.06%
Finance leases	5.72%

Supplemental cash flow information related to leases was as follows (in thousands):

Successor
Year Ended December 31, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$7,738
Operating cash flows from finance leases	29
Financing cash flows from finance leases	884
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19,972
Finance leases	—
Amortization:
Amortization of right-of-use operating lease assets (1)	$6,343
(1)
Amortization of right of use operating lease assets during the period is reflected in operating lease liabilities on the consolidated statements of cash flows.

Rent expense under fixed operating leases was $6.1 million, $5.3 million and $0.5 million for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor), respectively.

Note 15. Related Party Transactions

Successor

The Company had no material related party transactions.

Predecessor

In the ordinary course of business in the Predecessor period, the Company entered into transactions with related parties, primarily with STG and one of STG’s other investments, Symphony Talent, LLC.

Total expenses recorded and paid to STG, primarily related to healthcare premiums, was $0.0 million for the period from January 1, 2020 through January 31, 2020 (Predecessor). In January 2020, the Company and STG entered into a Termination Agreement, in which all obligations and liabilities under the benefits arrangement were canceled.

In January 2020, the Company and Symphony Talent, LLC entered into a Debt Forgiveness Agreement in which the Company forgave a loan receivable, including accrued interest and other transaction related receivables, the Company had previously fully impaired in 2018.

Note 16. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share was calculated as follows:

	Successor			Predecessor
(in thousands, except share and per share amounts)	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from February 1, 2020 through December 31, 2020	Period from January 1, 2020 through January 31, 2020
Basic net income (loss) per share	$0.43	$0.11	$(0.37)	n/a
Diluted net income (loss) per share	$0.43	$0.11	$(0.37)	n/a
Numerator:
Net income (loss)	64,604	16,051	(47,492)	n/a
Denominator:
Weighted average number of shares outstanding - basic	150,227,213	140,480,590	130,000,000	n/a
Add options and restricted stock units to purchase units	1,579,927	1,206,794	—	n/a
Weighted average number of shares outstanding - diluted	151,807,139	141,687,384	130,000,000	n/a
Basic net (loss) per unit	n/a	n/a	n/a	$(0.24)
Diluted net (loss) per unit	n/a	n/a	n/a	$(0.24)
Numerator:
Net (loss)	n/a	n/a	n/a	$(36,530)
Denominator:
Weighted average units outstanding - basic	n/a	n/a	n/a	149,686,460
Add options and restricted stock units to purchase units	n/a	n/a	n/a	—
Weighted average units outstanding - diluted	n/a	n/a	n/a	149,686,460

For the year ended December 31, 2022 and 2021 (Successor), 2,669,162 options and 14,488 options, respectively, were excluded from the calculation of diluted net income (loss) per share because their effect was anti-dilutive.

Note 17. Reportable Segments

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

The segment financial information below aligns with how we report information to our CODM to assess operating performance and how the Company manages the business. Corporate costs are generally allocated to the segments based upon estimated revenue levels and other assumptions that management considers reasonable. The CODM does not review the Company’s assets by segment; therefore, such information is not presented. The accounting policies of the segments are the same as described in Note 2, “Significant Accounting and Reporting Policies” and Note 9, “Revenues.”

The following is a description of our two reportable segments:

Americas. This segment performs a variety of background check and compliance services across all phases of the workforce lifecycle from pre-onboarding services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent workers, tenants, and drivers. We generally classify our service offerings into three categories: pre-onboarding, post-onboarding, and adjacent products. We deliver our solutions across multiple vertical industries in the United States, Canada, and Latin America markets.

International. The International segment provides services similar to our Americas segment in regions outside of the Americas. We primarily deliver our solutions across multiple vertical industries in the Europe, India, and Asia Pacific markets.

A reconciliation of Segment Adjusted EBITDA to net income (loss) for the year ended December 31, 2022 (Successor), for the year ended December 31, 2021 (Successor), for the period from February 1, 2020 through December 31, 2020 (Successor), and for the period from January 1, 2020 through January 31, 2020 (Predecessor) is as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from February 1, 2020 through December 31, 2020	Period from January 1, 2020 through January 31, 2020
Adjusted EBITDA
Americas	$221,655	$198,473	$135,037	$6,736
International	27,255	27,821	4,739	286
Total	$248,910	$226,294	$139,776	$7,022
Adjustments to reconcile to net income (loss):
Interest expense, net	9,199	24,972	47,384	4,489
Provision for income taxes	20,475	8,862	(11,355)	(871)
Depreciation and amortization	138,246	142,815	135,057	2,105
Loss on extinguishment of debt	—	13,938	—	10,533
Share-based compensation	7,856	9,530	1,876	3,976
Transaction and acquisition-related charges (a)	6,018	9,314	10,146	22,840
Integration, restructuring, and other charges (b)	2,512	812	4,160	480
Net income (loss)	$64,604	$16,051	$(47,492)	$(36,530)
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally includes incremental professional service fees incurred related to the initial public offering, subsequent one-time compliance efforts, and the registered common stock offering by certain selling stockholders in November 2021. The years ended December 31, 2021 and 2022 (Successor) include a transaction bonus expense related to one of the Company’s 2021 acquisitions.
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

The following summarizes revenues by geographical region (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from February 1, 2020 through December 31, 2020	Period from January 1, 2020 through January 31, 2020
Revenues
Americas	$694,865	$604,413	$430,002	$32,411
International	122,599	114,009	45,818	4,665
Eliminations	(7,441)	(6,127)	(3,451)	(291)
Total revenues	$810,023	$712,295	$472,369	$36,785

The following table sets forth net long-lived assets by geographic area (in thousands):

	Successor	Successor
	December 31, 2022	December 31, 2021
Long-lived assets, net
United States, country of domicile	$1,134,201	$1,213,093
International	180,258	199,459
Total long-lived assets, net	$1,314,459	$1,412,552

Note 18. Subsequent Events

In February 2023, the Company entered into an interest rate swap agreement with a notional amount of $100.0 million. The interest rate swap will hedge our floating LIBOR rate outstanding debt with a fixed rate of 4.36%. The interest rate swap agreement matures on February 28, 2026. The related accounting impacts of this transaction will be recognized beginning in 2023.

In February 2023, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $200.0 million effective February 28, 2023. Through February 23, 2023, the Company had made $75.7 million of purchases under the Repurchase Program.

Note 19. Condensed Financial Information of Registrant

FIRST ADVANTAGE CORPORATION

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2022	2021
ASSETS
Investments in subsidiaries	$1,107,356	$1,120,832
LIABILITIES AND EQUITY
Liabilities	$—	$—
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 148,732,603 and 152,901,040 shares issued and outstanding as of December 31, 2022 and 2021, respectively	149	153
Additional paid-in-capital	1,156,901	1,153,757
Accumulated deficit	(27,363)	(31,441)
Accumulated other comprehensive income	(22,331)	(1,637)
Total equity	1,107,356	1,120,832
TOTAL LIABILITIES AND EQUITY	$1,107,356	$1,120,832

The accompanying note is an integral part of these condensed financial statements.

FIRST ADVANTAGE CORPORATION

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

(in thousands, except share and per share data)

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Equity in net income (loss) of subsidiaries	$64,604	$16,051	$(47,492)
NET INCOME (LOSS)	64,604	16,051	(47,492)
Foreign currency translation adjustments	(20,694)	(4,121)	2,484
COMPREHENSIVE INCOME (LOSS)	$43,910	$11,930	$(45,008)

NET INCOME (LOSS)	$64,604	$16,051	$(47,492)
Basic net income (loss) per share	$0.43	$0.11	$(0.37)
Diluted net income (loss) per share	$0.43	$0.11	$(0.37)
Weighted average number of shares outstanding - basic	150,227,213	140,480,590	130,000,000
Weighted average number of shares outstanding - diluted	151,807,139	141,687,384	130,000,000

A statement of cash flows has not been presented as First Advantage Corporation (parent company) did not have any cash as of, or at any point in time during, the year ended December 31, 2022, 2021 or 2020.

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