Form 10-Q
period 2023-03-31
FIRST ADVANTAGE CORP
filed 2023-05-10
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 146,259,519 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

First Advantage Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$400,156	$391,655
Restricted cash	140	141
Short-term investments	1,954	1,956
Accounts receivable (net of allowance for doubtful accounts of $1,344 and $1,348 at March 31, 2023 and December 31, 2022, respectively)	127,962	143,811
Prepaid expenses and other current assets	22,780	25,407
Income tax receivable	2,482	3,225
Total current assets	555,474	566,195
Property and equipment, net	103,301	113,529
Goodwill	793,293	793,080
Trade name, net	69,387	71,162
Customer lists, net	312,568	326,014
Deferred tax asset, net	2,405	2,422
Other assets	11,235	13,423
TOTAL ASSETS	$1,847,663	$1,885,825
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$47,484	$54,947
Accrued compensation	12,990	22,702
Accrued liabilities	16,782	16,400
Current portion of operating lease liability	5,640	4,957
Income tax payable	808	724
Deferred revenues	1,256	1,056
Total current liabilities	84,960	100,786
Long-term debt (net of deferred financing costs of $7,613 and $8,075 at March 31, 2023 and December 31, 2022, respectively)	557,111	556,649
Deferred tax liability, net	88,422	90,556
Operating lease liability, less current portion	6,673	7,879
Other liabilities	3,170	3,337
Total liabilities	740,336	759,207
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 147,026,264 and 148,732,603 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	147	149
Additional paid-in-capital	1,179,595	1,176,163
Accumulated deficit	(50,953)	(27,363)
Accumulated other comprehensive loss	(21,462)	(22,331)
Total equity	1,107,327	1,126,618
TOTAL LIABILITIES AND EQUITY	$1,847,663	$1,885,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
REVENUES	$175,520	$189,881

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization below)	91,061	96,431
Product and technology expense	12,624	13,773
Selling, general, and administrative expense	28,682	28,545
Depreciation and amortization	31,866	34,034
Total operating expenses	164,233	172,783
INCOME FROM OPERATIONS	11,287	17,098

OTHER EXPENSE, NET:
Interest expense, net	8,681	(850)
Total other expense, net	8,681	(850)
INCOME BEFORE PROVISION FOR INCOME TAXES	2,606	17,948
Provision for income taxes	681	4,935
NET INCOME	$1,925	$13,013

Foreign currency translation income (loss)	869	(1,517)
COMPREHENSIVE INCOME	$2,794	$11,496

NET INCOME	$1,925	$13,013
Basic net income per share	$0.01	$0.09
Diluted net income per share	$0.01	$0.09
Weighted average number of shares outstanding - basic	145,862,562	150,538,700
Weighted average number of shares outstanding - diluted	147,031,866	152,348,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,925	$13,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,866	34,034
Amortization of deferred financing costs	461	445
Bad debt recovery	(40)	(184)
Deferred taxes	(2,144)	1,698
Share-based compensation	2,058	1,859
Gain on foreign currency exchange rates	(10)	(411)
Loss on disposal of fixed assets and impairment of ROU assets	1,222	163
Change in fair value of interest rate swaps	1,879	(5,260)
Changes in operating assets and liabilities:
Accounts receivable	15,980	8,862
Prepaid expenses and other assets	2,933	1,151
Accounts payable	(7,618)	(1,329)
Accrued compensation and accrued liabilities	(11,828)	(13,215)
Deferred revenues	209	(254)
Operating lease liabilities	(110)	(405)
Other liabilities	980	(26)
Income taxes receivable and payable, net	836	1,442
Net cash provided by operating activities	38,599	41,583
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(18,920)
Purchases of property and equipment	(42)	(2,909)
Capitalized software development costs	(6,056)	(4,643)
Other investing activities	15	—
Net cash used in investing activities	(6,083)	(26,472)
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchases	(25,266)	—
Payments on finance lease obligations	(37)	(238)
Payments on deferred purchase agreements	(234)	(349)
Proceeds from issuance of common stock under share-based compensation plans	1,399	547
Net settlement of share-based compensation plan awards	(25)	—
Net cash used in financing activities	(24,163)	(40)
Effect of exchange rate on cash, cash equivalents, and restricted cash	147	58
Increase in cash, cash equivalents, and restricted cash	8,500	15,129
Cash, cash equivalents, and restricted cash at beginning of period	391,796	292,790
Cash, cash equivalents, and restricted cash at end of period	$400,296	$307,919

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$2,049	$1,713
Cash paid for interest	$10,625	$4,774
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on account	$275	$206
Excise taxes on share repurchases incurred but not paid	$252	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – December 31, 2022	$149	$1,176,163	$(27,363)	$(22,331)	$1,126,618
Share-based compensation	—	2,058	—	—	2,058
Repurchases of common stock	(2)	—	(25,515)	—	(25,517)
Proceeds from issuance of common stock under share-based compensation plans	0	1,399	—	—	1,399
Common stock withheld for tax obligations on restricted stock unit and option settlement	0	(25)	—	—	(25)
Foreign currency translation	—	—	—	869	869
Net income	—	—	1,925	—	1,925
BALANCE – March 31, 2023	$147	$1,179,595	$(50,953)	$(21,462)	$1,107,327

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – December 31, 2021	$153	$1,165,163	$(31,441)	$(1,637)	$1,132,238
Share-based compensation	—	1,859	—	—	1,859
Proceeds from issuance of common stock under share-based compensation plans	0	547	—	—	547
Foreign currency translation	—	—	—	(1,517)	(1,517)
Net income	—	—	13,013	—	13,013
BALANCE – March 31, 2022	$153	$1,167,569	$(18,428)	$(3,154)	$1,146,140

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

Post-onboarding services are comprised of continuous monitoring and re-screening solutions which are important tools to help keep their end customers, workforces, and other stakeholders safer, more productive, and more compliant. Our post-monitoring solutions include criminal records, healthcare sanctions, motor vehicle records, social media, and global sanctions screening continuously or at regular intervals selected by our customers.

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

The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The interim results reported in these condensed consolidated financial statements should not be taken as indicative of results that may be expected for future interim periods or the full year. For a more comprehensive understanding of the Company and its condensed consolidated financial statements, these interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The carrying amounts of cash and cash equivalents, short-term investments, receivables, short-term debt, and accounts payable approximate fair value due to the short-term maturities of these financial instruments (Level 1). The fair values and carrying values of the Company’s long-term debt are disclosed in Note 5.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of March 31, 2023 (in thousands):

	Level 1	Level 2	Level 3
Assets
Interest rate collars	$—	$9,007	$—
Liabilities
Interest rate swap	$—	$1,444	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Other intangible assets are subject to nonrecurring fair value measurement as the result of business acquisitions. The fair values of these assets were estimated using the present value of expected future cash flows through unobservable inputs (Level 3).

Impairment of Long-Lived Assets — The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment, ROU assets, and finite-life intangible assets may not be recoverable or that indicate useful lives warrant revision. The Company determined that triggering events occurred for certain leases exited during the three months ended March 31, 2023 which required an impairment review of certain ROU assets. Based on the results of the analysis, the Company recorded non-cash impairment charges of $1.1 million for the three months ended March 31, 2023, primarily related to office space exited during the year. Write down of abandoned property and equipment no longer in use was less than $0.2 million for the three months ended March 31, 2023.

Concentrations of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash is deposited with major financial institutions and, at times, such balances with each financial institution may be in excess of insured limits. The Company has not experienced, and does not anticipate, any losses with respect to its cash deposits. Accounts receivable represent credit granted to customers for services provided. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. The Company did not have any customers which represented 10% or more of consolidated revenues for the three months ended March 31, 2023 and 2022. Additionally, the Company did not have any customers which represented 10% or more of consolidated accounts receivable, net for any period presented.

Foreign Currency — The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using average exchange rates prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated net of tax in a separate component of equity. Currency translation (loss) income included in accumulated other comprehensive income (loss) was approximately $0.9 million and $(1.5) million for the three months ended March 31, 2023 and 2022, respectively.

Gains or losses resulting from foreign currency transactions are included in the accompanying condensed consolidated statements of operations and comprehensive income, except for those relating to intercompany transactions of a long-term investment nature, which are captured in a separate component of equity as accumulated other comprehensive income (loss). Currency transaction (loss) income included in the accompanying condensed consolidated statements of operations and comprehensive income was approximately $(0.5) million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the three months ended March 31, 2023 that are expected to have a material impact on the condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements — In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Prior to the issuance of this guidance, contract assets and contract liabilities were recognized by the acquirer at fair value on the acquisition date. This guidance is effective for annual reporting periods beginning after December 15, 2022 including interim periods therein. Adoption of this standard on January 1, 2023 did not have a material impact on the condensed consolidated financial statements. However, if the Company acquires material customer contracts in the future, this standard will impact the accounting for those arrangements which may have a material effect on future results.

Note 3. Property and Equipment, net

Property and equipment, net as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Furniture and equipment	$23,189	$23,422
Capitalized software for internal use, acquired by business combination	227,405	227,405
Capitalized software for internal use, developed internally or otherwise purchased	66,369	60,187
Leasehold improvements	2,802	2,957
Total property and equipment	319,765	313,971
Less: accumulated depreciation and amortization	(216,464)	(200,442)
Property and equipment, net	$103,301	$113,529

Depreciation and amortization expense of property and equipment was approximately $16.4 million and $16.8 million for the three months ended March 31, 2023 and 2022, respectively.

Note 4. Goodwill, Trade Name, and Customer Lists

The changes in the carrying amount of goodwill for the three months ended March 31, 2023 by reportable segment were as follows (in thousands):

	Americas	International	Total
Balance – December 31, 2022	$677,171	$115,909	$793,080
Foreign currency translation	37	176	213
Balance – March 31, 2023	$677,208	$116,085	$793,293

The following summarizes the gross carrying value and accumulated amortization for the Company’s trade name and customer lists as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade name	$94,000	$(24,613)	$69,387	20 years
Customer lists	516,009	(203,441)	312,568	13-14 years
Total	$610,009	$(228,054)	$381,955

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade name	$93,959	$(22,797)	$71,162	20 years
Customer lists	515,762	(189,748)	326,014	13-14 years
Total	$609,721	$(212,545)	$397,176

Amortization expense of trade name and customer lists was approximately $15.4 million and $17.2 million for the three months ended March 31, 2023 and 2022, respectively. Trade name and customer lists are amortized on an accelerated basis based upon their estimated useful life.

Note 5. Long-term Debt

The fair value of the Company’s long-term debt obligations approximated their book value as of March 31, 2023 and December 31, 2022 and consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
First Lien Credit Facility	$564,724	$564,724
Less: Deferred financing costs	(7,613)	(8,075)
Long-term debt, net	$557,111	$556,649

The Company is a party to a Second Amended First Lien Credit Agreement with its banking group (“Credit Agreement”), which provides for a term loan of $766.6 million due January 31, 2027 carrying an interest rate of 2.75% to 3.00%, based on the first lien ratio, plus LIBOR (“First Lien Credit Facility”) and a $100.0 million revolving credit facility due July 31, 2026 (“Revolver”). The Credit Agreement is collateralized by substantially all assets and capital stock owned by direct and indirect domestic subsidiaries and are governed by certain restrictive covenants including limitations on indebtedness, liens, and other corporate actions such as investments and acquisitions. In the event the Company’s outstanding indebtedness under the Revolver exceeds 35% of the aggregate principal amount of the revolving commitments then in effect, it is required to maintain a consolidated first lien leverage ratio no greater than 7.75 to 1.00. As of March 31, 2023, there were no outstanding borrowings under the Revolver and $564.7 million outstanding under the First Lien Credit Facility. As the Company had no outstanding amounts under the Revolver, it was not subject to the consolidated first lien leverage ratio covenant and was compliant with all other covenants under the agreement as of March 31, 2023.

Note 6. Derivatives

To reduce exposure to variability in expected future cash outflows on variable rate debt attributable to the changes in one-month LIBOR, the Company has historically entered into interest rate derivative instruments to economically offset a portion of this risk and may do so in the future.

As of March 31, 2023, the Company had the following outstanding derivatives that were not designated as a hedge in qualifying hedging relationships:

Product	Effective Date	Maturity Date	Notional	Rate
Interest rate collars	February 29, 2020	February 29, 2024	$300.0 million	0.48% floor/1.50% cap
Interest rate swap	February 28, 2023	February 28, 2026	$100.0 million	4.36%

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements; however, the Company has not elected to apply hedge accounting for these instruments.

The following is a summary of location and fair value of the financial positions recorded related to the derivative instruments (in thousands):

		Fair Value
Derivatives not designated as hedging instruments	Balance Sheet Location	As of March 31, 2023	As of December 31, 2022
Interest rate collars	Prepaid expenses and other current assets	$9,007	$11,570
Interest rate swap	Accrued liabilities	$1,444	$—

The following is a summary of location and amount of gains and (losses) recorded related to the derivative instruments (in thousands):

		Gain/(Loss)
		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Income Statement Location	2023	2022
Interest rate collars	Interest expense, net	$(435)	$5,260
Interest rate swap	Interest expense, net	$(1,444)	$—

Note 7. Income Taxes

The Company’s income tax expense and balance sheet accounts reflect the results of the Company and its subsidiaries.

For the three months ended March 31, 2023, the Company estimated the annual effective tax rate based on projected income for the full year and recorded a quarterly tax provision in accordance with the annual effective tax rate and adjusted for discrete tax items in the period.

The effective income tax rate for the three months ended March 31, 2023 was 26.1%. The Company’s effective income tax rate for the three months ended March 31, 2023 was higher than the U.S. federal statutory rate of 21% primarily due to the Global Intangible Low-Taxed Income (“GILTI”) inclusion, nondeductible share-based compensation, and U.S. state income taxes.

The effective income tax rate for the three months ended March 31, 2022 was 27.5%. The Company’s effective income tax rate for the three months ended March 31, 2022 was higher than the U.S. federal statutory rate of 21%, primarily due to GILTI inclusion, nondeductible share-based compensation, and U.S. state income taxes.

Note 8. Revenues

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

Contract balances are generated when the revenues recognized in a given period varies from billing. A contract asset is created when the Company performs a service for a customer and recognizes more revenues than what has been billed. The contract asset balance was $7.2 million and $6.5 million as of March 31, 2023 and December 31, 2022, respectively, and is included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

A contract liability is created when the Company transfers a good or service to a customer and recognizes less than what has been billed. The Company recognizes these contract liabilities as deferred revenues when the Company has an obligation to perform services for a customer in the future and has already received consideration from the customer. The contract liability balance was $1.3 million and $1.1 million as of March 31, 2023 and December 31, 2022, respectively, and is included in deferred revenues in the accompanying condensed consolidated balance sheets. An immaterial amount of revenues was recognized in the current period related to the beginning balance of deferred revenues.

For additional disclosures about the disaggregation of our revenues see Note 14, “Reportable Segments.”

Note 9. Share-based Compensation

Share-based compensation expense is recognized in cost of services, product and technology expense, and selling, general, and administrative expense, in the accompanying condensed consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Share-based compensation expense
Cost of services	$275	$274
Product and technology expense	457	204
Selling, general, and administrative expense	1,326	1,381
Total share-based compensation expense	$2,058	$1,859

2020 Equity Plan

Prior to the Company’s Initial Public Offering (“IPO”), all share-based awards were issued by Fastball Holdco, L.P., the Company’s previous parent company, under individual grant agreements and the partnership agreement of such parent company (collectively the “2020 Equity Plan”). Awards issued under the 2020 Equity Plan consist of options. No awards were issued under the plan during the period from January 1, 2023 through March 31, 2023.

A summary of the option and profits interests activity for the three months ended March 31, 2023 is as follows

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2022	Grants outstanding	2,843,342	$6.66
	Grants exercised	(85,760)	$6.68
	Grants cancelled/forfeited	(250,856)	$6.69
March 31, 2023	Grants outstanding	2,506,726	$6.66	6.8 Years	$18.3 million
March 31, 2023	Grants vested	806,379	$6.64	6.6 Years	$5.9 million
March 31, 2023	Grants unvested	1,700,347	$6.67

2021 Equity Plan

The 2021 Equity Plan is intended to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders. The 2021 Equity Plan provides for the grant of awards of stock options, stock appreciation rights, restricted shares, restricted stock units, and other equity-based or cash-based awards as determined by the Company’s Compensation Committee. The 2021 Equity Plan initially had a total of 17,525,000 shares of common stock reserved. The number of reserved shares automatically increases on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030, in an amount equal to the lesser of (x) 2.5% of the total number of shares of common stock outstanding on the last day of the immediately preceding calendar year and (y) a number of shares as determined by the Board of Directors. As of March 31, 2023, 17,204,287 shares were available for issuance under the 2021 Equity Plan.

Stock Options

A summary of the option activity for the three months ended March 31, 2023 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2022	Grants outstanding	4,311,662	$15.24
	Grants issued	71,099	$13.70
March 31, 2023	Grants outstanding	4,382,761	$15.21	8.4 Years	$0.0 million
March 31, 2023	Grants vested	1,392,123	$15.16	8.3 Years	—
March 31, 2023	Grants unvested	2,990,638	$15.23

The fair value for stock options granted for the three months ended March 31, 2023 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Options
Expected stock price volatility	35.48%
Risk-free interest rate	4.22%
Expected term (in years)	6.25
Fair-value of the underlying unit	$13.70

Restricted Stock Units

A summary of the restricted stock units (“RSU”) activity for the three months ended March 31, 2023 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2022	Nonvested RSUs	472,332	$16.00
	Granted	21,202	$13.70
	Vested	(5,077)	$16.33
March 31, 2023	Nonvested RSUs	488,457	$15.90

Restricted Stock

A summary of the restricted stock activity for the three months ended March 31, 2023 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2022	Nonvested restricted stock	2,281,300	$3.85
	Vested	(326,670)	$3.85
March 31, 2023	Nonvested restricted stock	1,954,630	$3.85

As of March 31, 2023, the Company had approximately $33.2 million of unrecognized pre-tax non-cash compensation expense, comprised of approximately $7.3 million related to restricted stock, $6.1 million related to RSUs, and approximately $19.8 million related to stock options, which the Company expects to recognize over a weighted average period of 2.7 years.

2021 Employee Stock Purchase Plan

The Company adopted the First Advantage Corporation 2021 Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation to acquire Company stock during designated offering periods. During each offering period, there is one six-month purchase period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. The Company recorded an associated expense of approximately $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

Note 10. Equity

Stock Repurchase Program

On August 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock over the 12-month period ending August 2, 2023 (the “Repurchase Program”). On November 8, 2022, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $150.0 million and extended the program through December 31, 2023. In February 2023, the Company’s Board of Directors further increased the total available amount under the Repurchase Program to $200.0 million effective February 28, 2023.

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

A summary of the stock repurchase activity under the Repurchase Program, is summarized as follows (in thousands, except share and per share amounts):

Three Months Ended March 31, 2023
Shares repurchased	1,871,691
Average price per share	$13.50
Costs recorded to accumulated deficit
Total repurchase costs	$25,228
Additional associated costs	289
Total costs recorded to accumulated deficit	$25,517

As of March 31, 2023, the remaining authorized value of shares available to be repurchased under this program was approximately $114.2 million.

Repurchased shares of common stock are retired. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is reflected as a reduction to accumulated deficit. Additional associated costs include the related brokerage commissions and excise taxes on share repurchases.

Preferred Stock

As of March 31, 2023 and December 31, 2022, 250,000,000 shares of Preferred Stock were authorized, and no Preferred Stock was issued or outstanding.

Note 11. Commitments and Contingencies

There have been no material changes to the Company’s contractual obligations as compared to December 31, 2022.

The Company is involved in litigation from time to time in the ordinary course of business. At times, the Company, given the nature of its background screening business, could become subject to lawsuits, or potential class action lawsuits, in multiple jurisdictions, related to claims brought primarily by consumers or individuals who were the subject of its screening services.

For all pending matters, the Company believes it has meritorious defenses and intends to defend vigorously or otherwise seek indemnification from other parties as appropriate. However, the Company has recorded a liability of $4.1 million and $4.4 million at March 31, 2023 and December 31, 2022, respectively, for matters that it believes a loss is both probable and estimable. This is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Note 12. Related Party Transactions

The Company had no material related party transactions.

Note 13. Net Income Per Share

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

	Three Months Ended March 31,
	2023	2022
Basic net income per share	$0.01	$0.09
Diluted net income per share	$0.01	$0.09
Numerator:
Net income (in thousands)	$1,925	$13,013
Denominator:
Weighted average number of shares outstanding - basic	145,862,562	150,538,700
Add stock options to purchase shares and restricted stock units	1,169,304	1,810,106
Weighted average number of shares outstanding - diluted	147,031,866	152,348,806

For the three months ended March 31, 2023 and 2022, 2,913,298 and 2,099,781 stock options were excluded from the calculation of diluted net income per share, respectively, because their effects were anti-dilutive.

Note 14. Reportable Segments

We have two reportable segments, Americas and International. Our chief operating decision maker (“CODM”) uses the profit measure of Adjusted EBITDA, on both a consolidated and a segment basis, to allocate resources and assess performance of our businesses. We use Adjusted EBITDA as our profit measure because it eliminates the impact of certain items that we do not consider indicative of operating performance, which is useful to compare operating results between periods. Our Board of Directors and executive management team also use Adjusted EBITDA as a compensation measure for both segment and corporate management under our incentive compensation plans. Adjusted EBITDA is also a measure frequently used by securities analysts, investors, and other interested parties in their evaluation of the operating performance of companies similar to ours.

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

The segment financial information below aligns with how we report information to our CODM to assess operating performance and how the Company manages the business. Corporate costs are generally allocated to the segments based upon estimated revenue levels and other assumptions that management considers reasonable. The CODM does not review the Company’s assets by segment; therefore, such information is not presented. The accounting policies of the segments are the same as described in Note 2, “Summary of Significant Accounting Policies” and Note 8, “Revenues.”

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

A reconciliation of Segment Adjusted EBITDA to net income for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Adjusted EBITDA
Americas	$44,656	$46,819
International	3,904	6,781
Total	$48,560	$53,600
Adjustments to reconcile to net income:
Interest expense, net	8,681	(850)
Provision for income taxes	681	4,935
Depreciation and amortization	31,866	34,034
Share-based compensation	2,058	1,859
Transaction and acquisition-related charges (a)	1,071	1,498
Integration, restructuring, and other charges (b)	2,278	(889)
Net income	$1,925	$13,013
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally includes incremental professional service fees incurred related to the initial public offering and subsequent one-time compliance efforts. The three months ended March 31, 2023 and 2022 include a transaction bonus expense related to one of the Company’s 2021 acquisitions.
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

The following summarizes revenues by geographical region (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues
Americas	$152,056	$160,088
International	24,848	31,741
Eliminations	(1,384)	(1,948)
Total revenues	$175,520	$189,881

The following table sets forth net long-lived assets by geographic area (in thousands):

	March 31, 2023	December 31, 2022
Long-lived assets, net
United States, country of domicile	$1,110,915	$1,134,201
All other countries	176,848	180,258
Total long-lived assets, net	$1,287,763	$1,314,459

Note 15. Subsequent Events

Effective as of May 10, 2023, the Company’s Board of Directors approved a modification of the vesting terms of outstanding unvested and unearned performance-based options, RSUs, and restricted stock. The modification offers eligible employees incremental vesting criteria which allows the currently unvested and unearned performance-based options, RSUs, and restricted stock to vest based on time on the fourth, fifth, and sixth anniversaries of the Vesting Commencement Date, as defined in each grant agreement, subject to continued service. The related accounting will be recorded prospectively on a straight-line basis beginning in the second quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of First Advantage Corporation’s financial condition and results of operations is provided as a supplement to the condensed consolidated financial statements for the three months ended March 31, 2023, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

These forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Such risks and uncertainties include, but are not limited to, the following: negative changes in external events beyond our control, including our customers’ onboarding volumes, economic drivers which are sensitive to macroeconomic cycles, such as interest rate volatility and inflation, geopolitical unrest, uncertainty in financial markets (including as a result of recent bank failures and events affecting financial institutions), and the COVID-19 pandemic; our operations in a highly regulated industry and the fact that we are subject to numerous and evolving laws and regulations, including with respect to personal data and data security; inability to identify and successfully implement our growth strategies on a timely basis or at all; potential harm to our business, brand, and reputation as a result of security breaches, cyber-attacks, or the mishandling of personal data; operating in a penetrated and competitive market; our reliance on third-party data providers; due to the sensitive and privacy-driven nature of our products and solutions, we could face liability and legal or regulatory proceedings, which could be costly and time-consuming to defend and may not be fully covered by insurance; our international business exposes us to a number of risks; real or perceived errors, failures, or bugs in our products could adversely affect our business, results of operations, financial condition, and growth prospects; our ability to identify attractive targets or successfully complete such transactions; the timing, manner and volume of repurchases of common stock pursuant to our share repurchase program; failure to comply with anti-corruption laws and regulations; disruptions at our Global Operating Center and other operating centers; our contracts with our customers, which do not guarantee exclusivity or contracted volumes; disruptions, outages, or other errors with our technology and network infrastructure, including our data centers, servers, and third-party cloud and internet providers and our migration to the cloud; the continued integration of our platforms and solutions with human resource providers such as applicant tracking systems and human capital management systems as well as our relationships with such human resource providers; risks relating to public opinion, which may be magnified by incidents or adverse publicity concerning our industry or operations; our reliance on third-party vendors to carry out certain portions of our operations; our dependence on the service of our key executive and other employees, and our ability to find and retain qualified employees; our ability to obtain, maintain, protect and enforce our intellectual property and other proprietary information; our ability to maintain, protect, and enforce the confidentiality of our trade secrets; the use of open-source software in our applications; the indemnification provisions in our contracts with our customers and third-party data suppliers; seasonality in our operations from quarter to quarter; our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations; Silver Lake’s control of us and the potential conflict of its interest with ours or those of our stockholders; and changing interpretations of tax laws.

For additional information on these and other factors that could cause First Advantage’s actual results to differ materially from expected results, please see our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. The forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.

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

We generated revenues of $175.5 million for the three months ended March 31, 2023, as compared to $189.9 million for the three months ended March 31, 2022. Approximately 86% of our revenues for the three months ended March 31, 2023 was generated in the Americas, predominantly in the United States, while the remaining 14% was generated in our International segment. Other than the United States, no single country accounted for 10% or more of our total revenues for the three months ended March 31, 2023. Please refer to “Results of Operations” for further details.

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

Recent Developments

Current Economic Conditions

Macroeconomic factors, including inflation, increased interest rates, significant capital market volatility, uncertainty in financial markets (including as a result of recent bank failures and events affecting financial institutions), the prolonged COVID-19 pandemic, global supply chain constraints, and global economic and geopolitical developments, have negatively impacted significant portions of the global economy, and created volatility in the financial markets.

While our overall productivity has not been materially adversely impacted, recently, we have started to experience, and may continue to experience, the lengthening of certain sales cycles as cyclical concerns begin to factor into customer hiring plans. If the economic uncertainty is sustained or increases, we may experience a negative impact on new business, customer renewals and demand levels, sales and marketing efforts, revenues growth rates, customer deployments, customer collections, product development, or other financial metrics. Any of these factors could harm our business, financial condition, and operating results.

Despite the continuing uncertainty associated with these events, we are confident in the long-term overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy and help our customers hire smarter and onboard faster. Our ability to deliver innovative products and solutions that enhance workplace safety and address compliance risks has contributed to the durability of our financial results. For additional information, see our “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Issued Accounting Standards

See Note 2 to the condensed consolidated financial statements for disclosure of the impact that recent accounting pronouncements may have on the condensed consolidated financial statements.

Components of our Results of Operations

Revenues

The Company derives revenues from a variety of background screening and adjacent products that cover all phases of the workforce lifecycle from pre-onboarding screening services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent workers, tenants, and drivers. We generally classify our products and solutions into three major categories: pre-onboarding, post-onboarding, and adjacent products, each of which is enabled by our technology, proprietary internal databases, and data analytics capabilities. Pre-onboarding products, which comprise the substantial majority of our revenues, span an extensive array of products that customers typically utilize to enhance their applicant evaluation process and ensure compliance with their workforce onboarding criteria from the time an application is submitted to an applicant’s successful onboarding. Post-onboarding products are comprised of continuous monitoring, re-screening, and other solutions to help our customers keep their end customers, workforces, and other stakeholders safer, more productive, and more compliant. Adjacent products include products that complement our pre-onboarding and post-onboarding solutions such as fleet / vehicle compliance, hiring tax credits and incentives, resident / tenant screening, employment eligibility, and investigative research.

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

Comparison of Results of Operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022
Revenues	$175,520	$189,881

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	91,061	96,431
Product and technology expense	12,624	13,773
Selling, general, and administrative expense	28,682	28,545
Depreciation and amortization	31,866	34,034
Total operating expenses	164,233	172,783
Income from operations	11,287	17,098

Other Expense, Net:
Interest expense, net	8,681	(850)
Total other expense, net	8,681	(850)
Income before provision for income taxes	2,606	17,948
Provision for income taxes	681	4,935
Net income	$1,925	$13,013
Net income margin	1.1%	6.9%

Revenues

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenues
Americas	$152,056	$160,088
International	24,848	$31,741
Eliminations	(1,384)	$(1,948)
Total revenues	$175,520	$189,881

Revenues were $175.5 million for the three months ended March 31, 2023, compared to $189.9 million for the three months ended March 31, 2022. Revenues for the three months ended March 31, 2023 decreased by $14.4 million, or 7.6%, compared to the three months ended March 31, 2022.

The decrease in revenues was primarily due to:

•
a net decrease of $22.0 million in existing customer revenues primarily driven by reduced demand from customers more impacted by macro-economic events, the elevated levels of growth experienced in 2022 due to the post-pandemic recovery, and the impact of lost accounts. In the Americas segment, certain industry verticals were more impacted by lower hiring activity resulting in lower revenues. In the International segment, declines were more significantly experienced in the India and APAC markets, which was offset by growth in our Europe operations. These decreases were partially offset by ongoing strength in upselling and cross-selling existing customers, contributing $9.3 million of additional revenues, and increased revenues from certain existing customers lesser impacted by the macro-economic declines.

The decrease in revenues was offset by:

•
increased revenues of $7.6 million attributable to new customers in our Americas segment.

Pricing remained relatively stable across all periods.

Cost of Services

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022
Revenues	$175,520	$189,881
Cost of services	91,061	96,431
Cost of services as a % of revenue	51.9%	50.8%

Cost of services was $91.1 million for the three months ended March 31, 2023, compared to $96.4 million for the three months ended March 31, 2022. Cost of services for the three months ended March 31, 2023 decreased by $5.4 million, or 5.6%, compared to the three months ended March 31, 2022.

The decrease in cost of services was primarily due to:

•
a $3.2 million decrease in personnel related expenses in our operations and customer service functions as a result of cost savings actions taken by the Company in late 2022 and 2023, as well as productivity efficiencies from the implementation of additional automation programs; and
•
a decrease in variable third-party data expenses of $2.9 million as a result of continued automation, decreased revenues, and variation in customer ordering mix.

Cost of services as a percentage of revenues was 51.9% for the three months ended March 31, 2023, compared to 50.8% for the three months ended March 31, 2022. The cost of services percentage of revenues in the first quarter of 2023 was impacted by increases in certain third-party data costs due to variation in customer ordering mix. This increase was partially offset by cost savings from the Company’s continued implementation of automation and other process efficiencies, as well as certain cost savings actions taken by the Company in late 2022 and 2023.

Product and Technology Expense

	Three Months Ended March 31,
(in thousands)	2023	2022
Product and technology expense	$12,624	$13,773

Product and technology expense was $12.6 million for the three months ended March 31, 2023, compared to $13.8 million for the three months ended March 31, 2022. Product and technology expense for the three months ended March 31, 2023 decreased by $1.1 million, or 8.3%, compared to the three months ended March 31, 2022.

The decrease in product and technology expense was primarily due to:

•
a $2.2 million decrease in personnel-related expenses due to decreases in bonus-related expenses and higher capitalization of certain qualified costs related to the development of internal use software in 2023, relative to 2022, due to greater investment in our products that better align with our strategic product initiatives.

The decrease in cost of services was partially offset by:

•
a $1.1 million increase in software licensing related expenses.

Selling, General, and Administrative Expense

	Three Months Ended March 31,
(in thousands)	2023	2022
Selling, general, and administrative expense	$28,682	$28,545

Selling, general, and administrative expense was $28.7 million for the three months ended March 31, 2023, compared to $28.5 million for the three months ended March 31, 2022. Selling, general, and administrative expense for the three months ended March 31, 2023 increased by $0.1 million, or 0.5%, compared to the three months ended March 31, 2022.

Selling, general, and administrative expense increased primarily due to:

•
a $1.4 million increase in expenses related to litigation activities in the ordinary course of business;
•
foreign currency exchange losses of $1.1 million due to the impact of foreign exchange rate volatility; and
•
a $1.1 million increase in expenses related to the impairment of certain operating lease assets resulting from office space exited during the quarter.

The increase in selling, general, and administrative expense was partially offset by:

•
a $1.9 million decrease in commissions and bonus related expenses due to lower performance against internal targets; and
•
a $0.6 million decrease in personnel related expenses as well as certain other cost savings actions taken by the Company in late 2022 and 2023.

Depreciation and Amortization

	Three Months Ended March 31,
(in thousands)	2023	2022
Depreciation and amortization	$31,866	$34,034

Depreciation and amortization was $31.9 million for the three months ended March 31, 2023, compared to $34.0 million for the three months ended March 31, 2022. Depreciation and amortization for the three months ended March 31, 2023 decreased by $2.2 million, or 6.4%, compared to the three months ended March 31, 2022. This decrease was partially offset by increases in depreciation related to assets placed in service during the three months ended March 31, 2023.

Interest Expense, Net

	Three Months Ended March 31,
(in thousands)	2023	2022
Interest expense, net	$8,681	$(850)

Interest expense, net was $8.7 million for the three months ended March 31, 2023, compared to $(0.9) million for the three months ended March 31, 2022. Interest expense for the three months ended March 31, 2023 increased by $9.5 million, compared to the three months ended March 31, 2022.

The increase in interest expense was primarily attributable to higher interest expense on the First Lien Credit Facility and $1.9 million of unrealized losses on the interest rate swaps as a result of rising interest rates. Increases in interest expense were offset by interest income of $3.8 million earned on cash held within interest bearing accounts.

Provision for Income Taxes

	Three Months Ended March 31,
(in thousands)	2023	2022
Provision for income taxes	$681	$4,935

Our provision for income taxes was $0.7 million for the three months ended March 31, 2023, compared to $4.9 million for the three months ended March 31, 2022. Our provision for income taxes for the three months ended March 31, 2023 decreased by $4.3 million, compared to the three months ended March 31, 2022.

The decrease in our provision for income taxes was primarily due to the decrease of income before income taxes during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Net Income and Net Income Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022
Net income	$1,925	$13,013
Net income margin	1.1%	6.9%

Net income was $1.9 million for the three months ended March 31, 2023, compared to $13.0 million for the three months ended March 31, 2022. Net income for the three months ended March 31, 2023 decreased by $11.1 million compared to the three months ended March 31, 2022.

Net income margin was 1.1% for the three months ended March 31, 2023 compared to 6.9% for three months ended March 31, 2022, as reduced demand from customers more impacted by macro-economic events contributed to lower revenues and profitability, particularly as the Company cycled over the growth experienced in 2022 due to the post-pandemic recovery.

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

Adjusted EBITDA was $48.6 million for the three months ended March 31, 2023 and represented an Adjusted EBITDA Margin of 27.7%. Adjusted EBITDA was $53.6 million for the three months ended March 31, 2022 and represented an Adjusted EBITDA Margin of 28.2%. Adjusted EBITDA for the three months ended March 31, 2023 decreased by $5.0 million, or 9.4%, compared to the three months ended March 31, 2022.

Adjusted EBITDA declined as macro-economic events impacted our revenues attributed to existing customers. Decreases were further impacted by the effects of changes in foreign currencies. These decreases were partially offset by increased revenues from certain existing and new customers, including ongoing strength in upselling and cross-selling, cost structure benefits due to increased automation, operational efficiencies, and certain other cost savings actions taken by the Company in late 2022 and 2023.

The following table presents a reconciliation of Adjusted EBITDA for the periods presented.

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$1,925	$13,013
Interest expense, net	8,681	(850)
Provision for income taxes	681	4,935
Depreciation and amortization	31,866	34,034
Share-based compensation	2,058	1,859
Transaction and acquisition-related charges (a)	1,071	1,498
Integration, restructuring, and other charges (b)	2,278	(889)
Adjusted EBITDA	$48,560	$53,600
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally includes incremental professional service fees incurred related to the initial public offering and subsequent one-time compliance efforts. The three months ended March 31, 2023 and 2022 include a transaction bonus expense related to one of the Company’s 2021 acquisitions.
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

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022
Adjusted EBITDA	$48,560	$53,600
Revenues	175,520	189,881
Adjusted EBITDA Margin	27.7%	28.2%

The following table presents a calculation of Adjusted EBITDA by segment for the periods presented. Refer to Note 14 to the condensed consolidated financial statements for a reconciliation of Adjusted EBITDA for the periods presented by segment.

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022
Adjusted EBITDA (1):
Americas	$44,656	$46,819
International	3,904	6,781
Adjusted EBITDA	$48,560	$53,600

Revenues
Americas	$152,056	$160,088
International	24,848	31,741
Less: intersegment eliminations	(1,384)	(1,948)
Total revenues	$175,520	$189,881

Adjusted EBITDA Margin
Americas	29.4%	29.2%
International	15.7%	21.4%
Adjusted EBITDA Margin	27.7%	28.2%
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

Adjusted Net Income was $28.4 million for the three months ended March 31, 2023, compared to $33.5 million for the three months ended March 31, 2022. Adjusted Net Income for the three months ended March 31, 2023 decreased by $5.1 million, or 15.3%, compared to the three months ended March 31, 2022.

Adjusted Diluted Earnings Per Share was $0.19 for the three months ended March 31, 2023 decreased by $0.03, or 13.6% compared to the three months ended March 31, 2022.

Adjusted Net Income and Adjusted Diluted Earnings Per Share declined as reduced demand from customers more impacted by macro-economic events contributed to lower revenues and profitability. Adjusted Net Income and Adjusted Diluted Earnings Per Share were further impacted by changes in acquisition-related depreciation and amortization and changes in our capital structure that are captured in interest expense. Gains or losses and actual cash payments and receipts on the Company’s interest rate swaps impact the comparability of Adjusted Net Income and Adjusted Diluted Earnings Per Share across historical periods.

The following tables present a reconciliation of Adjusted Net Income for the periods presented.

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$1,925	$13,013
Provision for income taxes	681	4,935
Income before provision for income taxes	2,606	17,948
Debt-related charges(a)	4,468	(4,815)
Acquisition-related depreciation and amortization(b)	25,485	29,115
Share-based compensation	2,058	1,859
Transaction and acquisition-related charges(c)	1,071	1,498
Integration, restructuring, and other charges (d)	2,278	(889)
Adjusted Net Income before income tax effect	37,966	44,716
Less: Income tax effect(e)	9,602	11,219
Adjusted Net Income	$28,364	$33,497

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented.

	Three Months Ended March 31,
	2023	2022
Diluted net income per share (GAAP)	$0.01	$0.09
Adjusted Net Income adjustments per share
Income taxes	0.00	0.03
Debt-related charges (a)	0.03	(0.03)
Acquisition-related depreciation and amortization (b)	0.17	0.19
Share-based compensation	0.01	0.01
Transaction and acquisition related charges (c)	0.01	0.01
Integration, restructuring, and other charges (d)	0.02	(0.01)
Adjusted income taxes (e)	(0.07)	(0.07)
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.19	$0.22

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP and Non-GAAP)	147,031,866	152,348,806
(a)
Represents non-cash interest expense related to the amortization of debt issuance costs for the Company’s First Lien Credit Facility (as defined below). Beginning in 2022, this adjustment also includes the impact of the change in fair value of interest rate swaps. This adjustment, which represents the difference between the fair value gains or losses and actual cash payments and receipts on the interest rate swaps, was added as a result of the increased interest rate volatility observed in 2022.
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
(c)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally includes incremental professional service fees incurred related to the initial public offering and subsequent one-time compliance efforts. The three months ended March 31, 2023 and 2022 include a transaction bonus expense related to one of the Company’s 2021 acquisitions.
(d)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to legal exposures inherited from legacy acquisitions, foreign currency (gains) losses, and (gains) losses on the sale of assets.
(e)
Effective tax rates of approximately 25.3% and 25.1% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three months ended March 31, 2023 and 2022, respectively. As of December 31, 2022, we had net operating loss carryforwards of approximately $11.0 million for federal income tax purposes available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we may pay for federal income taxes differs significantly from the effective income tax rate computed in accordance with GAAP and from the normalized rate shown above.

Liquidity and Capital Resources

Liquidity

The Company’s primary liquidity requirements are for working capital, continued investments in software development and other capital expenditures, and other strategic investments. Income taxes are currently not a significant use of funds but after the benefits of our net operating loss carryforwards are fully recognized, in early 2023, will become a material use of funds, depending on our future profitability and future tax rates. The Company’s liquidity needs are met primarily through existing balance sheet cash, cash flows from operations, as well as funds available under our revolving credit facility and proceeds from our term loan borrowings. Our cash flows from operations include cash received from customers, less cash costs to provide services to our customers, which includes general and administrative costs and interest payments.

As of March 31, 2023, we had $400.2 million in cash and cash equivalents and $100.0 million available under our revolving credit facility. As of March 31, 2023, we had $564.7 million of total debt outstanding. We believe our cash on hand, together with amounts available under our revolving credit facility, and cash provided by operating activities are and will continue to be adequate to meet our operational and business needs in the next twelve months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors that may be beyond our control, including those described under our “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

On November 8, 2022, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $150.0 million and extended the program through December 31, 2023. On February 28, 2023, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $200.0 million. Through May 4, 2023, the Company repurchased $97.4 million of shares under the Repurchase Program.

Long-Term Debt

In February 2020, a new financing structure was established consisting of a new First Lien Credit Agreement (“First Lien Agreement”). The First Lien Agreement provided financing in the form of a $670.0 million term loan due January 31, 2027 (“First Lien Credit Facility”) and a $75.0 million new revolving credit facility due January 31, 2025 (“Revolver”).

On February 1, 2021, we amended the First Lien Agreement to fund $100.0 million of additional first lien term loans and reduce the applicable margins by 0.25%.

In connection with the IPO, the Company entered into an amendment to increase the borrowing capacity under the Revolver from $75.0 million to $100.0 million and extend the maturity date from January 31, 2025 to July 31, 2026.

Borrowings under the First Lien Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) a base rate or (b) LIBOR, which is subject to a floor of 0.00% per annum. The applicable margins under the First Lien Agreement are subject to stepdowns based on our first lien net leverage ratio. In connection with the closing of the IPO, each applicable margin was reduced further by 0.25%. In addition, the borrower, First Advantage Holdings, LLC, which is an indirect wholly-owned subsidiary of the Company, is required to pay a commitment fee on any unutilized commitments under the revolving credit facility. The commitment fee rate ranges between 0.25% and 0.50% per annum based on our first lien net leverage ratio. The borrower is also required to pay customary letter of credit fees.

The First Lien Credit Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount. The Revolver has no amortization. The First Lien Credit Facility requires the borrower to prepay outstanding term loans, subject to certain exceptions, with certain proceeds from non-ordinary course asset sales, issuance of debt not permitted by the credit agreement to be incurred and annual excess cash flows. In addition, any voluntary prepayment of term loans in connection with certain repricing transactions on or prior to August 1, 2021 were subject to a 1.00% prepayment premium. Otherwise, the borrower may voluntarily repay outstanding loans without premium or penalty, other than customary “breakage” costs.

In connection with the closing of the IPO, on June 30, 2021, the Company repaid $200.0 million of the First Lien Credit Facility outstanding, of which $44.3 million was applied to all of the remaining quarterly amortizing principal payments due under the First Lien Agreement. The remaining $564.7 million term loan is scheduled to mature on January 31, 2027.

The First Lien Agreement is unconditionally guaranteed by Fastball Parent, Inc., a wholly-owned subsidiary of the Company and the direct parent of the borrower, and material wholly owned domestic restricted subsidiaries of Fastball Parent, Inc. The First Lien Agreement and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by (1) a first priority security interest in certain tangible and intangible assets of the borrower and the guarantors and (2) a first-priority pledge of 100% of the capital stock of the borrower and of each wholly-owned material restricted subsidiary of the borrower and the guarantors (which pledge, in the case of any non-U.S. subsidiary of a U.S. subsidiary, does not include more than 65% of the voting stock of such non-U.S. subsidiary).

The First Lien Agreement contains customary affirmative covenants, negative covenants, and events of default (including upon a change of control). The First Lien Agreement also includes a “springing” first lien net leverage ratio test, applicable only to the Revolver, that requires such ratio to be no greater than 7.75:1.00 on the last day of any fiscal quarter if more than 35.0% of the Revolver is utilized on such date.

Cash Flow Analysis

Comparison of Cash Flows for the three months ended March 31, 2023 compared to the three months ended March 31, 2022

The following table is a summary of our cash flow activity for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$38,599	$41,583
Net cash used in investing activities	(6,083)	(26,472)
Net cash used in financing activities	(24,163)	(40)

Cash Flows from Operating Activities

Net cash provided by operating activities was $38.6 million for the three months ended March 31, 2023, compared to $41.6 million for the three months ended March 31, 2022. Net cash provided by operating activities for the three months ended March 31, 2023 decreased by $3.0 million compared to the three months ended March 31, 2022. Cash flows from operating activities was impacted by the continuation of more modest hiring activity in the Americas and softness internationally resulting from the ongoing uncertainty from the economic environment that began to impact hiring demand in late 2022. This was offset in part by lower accounts receivable driven by increased cash collections from customers.

Cash Flows from Investing Activities

Net cash used in investing activities was $6.1 million for the three months ended March 31, 2023, compared to $26.5 million for the three months ended March 31, 2022. Net cash used in investing activities for the three months ended March 31, 2023 decreased by $20.4 million compared to the three months ended March 31, 2022. The cash flows used in investing activities for the three months ended March 31, 2023 were driven primarily by capitalized software development costs, which increased in 2023 as the Company continued to make incremental investments in its technology platform. Cash flows used in investing activities for the three months ended March 31, 2022 were impacted by the $19.1 million acquisition of Form I-9 Compliance, net of cash acquired.

Cash Flows from Financing Activities

Net cash used in financing activities was $24.2 million for the three months ended March 31, 2023, compared to $0.0 million for the three months ended March 31, 2022. Cash flows from financing activities for the three months ended March 31, 2023 were primarily driven by share-based compensation activity. These inflows were offset by cash outflows related to payments on finance lease obligations, deferred purchase of a software platform, and shares repurchased under the Company’s Repurchase Program. During the three months ended March 31, 2023, 1,871,691 shares were repurchased under the program at a total cost of $25.3 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information in response to this Item is included in “Part I — Item 1. — Note 11 — Commitments and Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

As of March 31, 2023, no material changes had occurred in our risk factors, compared with the disclosure in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On June 25, 2021, we completed our IPO. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-256622), declared effective by the SEC on June 22, 2021.

There has been no material change in the expected use of the net proceeds from our IPO as described in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

Issuer Purchases of Equity Securities

The following information relates to the Company’s purchase of its common stock during each month within the first quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2023 - 1/31/2023	641,061	$13.15	641,061	$131,039,602
2/1/2023 - 2/28/2023	525,603	$13.71	525,603	$123,833,318
3/1/2023 - 3/31/2023	705,027	$13.66	705,027	$114,202,781
Total	1,871,691	$13.50	1,871,691	$114,202,781
(1)
Average price paid per share for shares purchased as part of our Repurchase Program (includes brokerage commissions).
(2)
On August 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock over the 12-month period ending August 2, 2023 (the “Repurchase Program”). On November 8, 2022, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $150.0 million and extended the program through December 31, 2023. On February 28, 2023, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $200.0 million. Through May 4, 2023, the Company repurchased $97.4 million of shares under the Repurchase Program.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Performance-Based Vesting Modification

Effective as of May 10, 2023, the Company’s Board of Directors approved a modification of the vesting terms of unvested and unearned performance-based options, restricted stock units (“RSUs”), and restricted stock (collectively, “Performance Awards”). The modification offers eligible employees incremental vesting criteria which allows the currently unvested and unearned Performance Awards to vest based on time on the fourth, fifth, and sixth anniversaries of the relevant vesting commencement date, as set forth in each grant agreement (the “Vesting Commencement Date”), while preserving the eligibility to vest upon future “Realization Events” (as that term is defined in the award agreement(s) pursuant to which the relevant Performance Award was granted).

The below table summarizes the impact of the modification (assuming performance conditions are not realized) on each of our named executive officers, as identified in our definitive proxy statement, dated April 26, 2023, filed with the SEC. Through the applicable vesting dates set forth in the table below, a number of additional Performance Awards, if any, shall vest on each such vesting date as is necessary to ensure that the number of Performance Awards that is vested on such vesting date is equal to the number set forth in the table below, such that 100% of the Performance Awards will be vested on the sixth anniversary of the Vesting Commencement Date (as set forth in the applicable award) even if no performance conditions are satisfied (i.e., no “Realization Event” occurs) prior to the sixth anniversary of such Vesting Commencement Date.

Name Award	Grant Date	Grant Price	Number of Unearned Performance-Based Options, Shares, Units or Other Rights That Have Not Vested	Fourth Anniversary of Vesting Commencement Date	Number of Awards to Vest	Fifth Anniversary of Vesting Commencement Date	Number of Awards to Vest	Sixth Anniversary of Vesting Commencement Date	Number of Awards to Vest
Scott Staples Chief Executive Officer
Nonqualified stock options	6/22/2021	$15.00	854,861	1/31/2024	170,972	1/31/2025	341,944	1/31/2026	341,945
Restricted stock	2/9/2020	$—	867,526	1/31/2024	173,505	1/31/2025	347,010	1/31/2026	347,011
David L. Gamsey Executive Vice President and Chief Financial Officer
Nonqualified stock options	6/22/2021	$15.00	178,473	1/31/2024	35,694	1/31/2025	71,389	1/31/2026	71,390
Restricted stock	2/9/2020	$—	180,736	1/31/2024	36,147	1/31/2025	72,294	1/31/2026	72,295
Joseph Jaeger President, Americas
Nonqualified stock options	6/22/2021	$15.00	250,466	1/31/2024	50,093	1/31/2025	100,186	1/31/2026	100,187
Restricted stock	2/9/2020	$—	253,028	1/31/2024	50,605	1/31/2025	101,211	1/31/2026	101,212
Restricted stock units	12/22/2021	$—	19,918	6/23/2025	3,983	6/23/2026	7,967	6/23/2027	7,968
Joelle M. Smith President, Data, Technology, and Experience
Nonqualified stock options	8/24/2020	$6.61	8,590	8/15/2024	1,718	8/15/2025	3,436	8/15/2026	3,436
Nonqualified stock options	2/9/2020	$6.61	96,911	1/31/2024	19,382	1/31/2025	38,764	1/31/2026	38,765
Bret T. Jardine Executive Vice President, General Counsel and Corporate Secretary
Nonqualified stock options	2/9/2020	$6.61	64,608	1/31/2024	12,921	1/31/2025	25,843	1/31/2026	25,844

Grant of Equity Award

Effective as of May 10, 2023, the Board of Directors authorized an equity grant to Mr. Bret T. Jardine, our executive Vice President, General Counsel and Corporate Secretary, having a fair value equal to $150,000, comprised of approximately two-thirds stock options and approximately one-third RSUs, with each grant vesting annually in four equal installments based on a grant date of May 11, 2023. The exact number of stock options and RSUs comprising the grant will be determined on May 11, 2023, based on the prior twenty day average closing price of the Company’s common stock in the case of the RSUs and using a Black-Scholes valuation for the stock options. The per share exercise price of the stock options will be the closing price on May 11, 2023.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated herein by reference to Exhibit 3.1 of First Advantage’s Form 8-K filed on June 25, 2021).
3.2	Amended and Restated Bylaws of First Advantage Corporation (incorporated herein by reference to Exhibit 3.2 of First Advantage’s Form 8-K filed on June 25, 2021).
10.1†	Employment Offer Letter, dated March 30, 2011, between STG-Fairway Holdings, Inc. (a predecessor to First Advantage Corporation) and Bret Jardine.
10.2†	Employment Offer Letter, dated May 31, 2017, between First Advantage Corporation and Joelle Smith.
10.3	Form of Restrictive Covenant Agreement for Named Executive Officers.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in the Exhibit 101 attachments).

† Compensatory arrangements for director(s) and/or executive officer(s).

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

FIRST ADVANTAGE CORPORATION

Date: May 10, 2023	By:	/s/ Scott Staples
Scott Staples
Chief Executive Officer (principal executive officer)

Date: May 10, 2023	By:	/s/ David L. Gamsey
David L. Gamsey
Executive Vice President & Chief Financial Officer (principal financial officer)