Form 10-Q
period 2023-06-30
FIRST ADVANTAGE CORP
filed 2023-08-09
CIK 1210677

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 145,188,675 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

First Advantage Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$399,050	$391,655
Restricted cash	136	141
Short-term investments	2,153	1,956
Accounts receivable (net of allowance for doubtful accounts of $1,568 and $1,348 at June 30, 2023 and December 31, 2022, respectively)	139,968	143,811
Prepaid expenses and other current assets	21,471	25,407
Income tax receivable	8,959	3,225
Total current assets	571,737	566,195
Property and equipment, net	93,265	113,529
Goodwill	793,582	793,080
Trade name, net	67,565	71,162
Customer lists, net	299,000	326,014
Deferred tax asset, net	2,473	2,422
Other assets	10,491	13,423
TOTAL ASSETS	$1,838,113	$1,885,825
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$51,930	$54,947
Accrued compensation	15,231	22,702
Accrued liabilities	15,661	16,400
Current portion of operating lease liability	5,594	4,957
Income tax payable	379	724
Deferred revenues	1,310	1,056
Total current liabilities	90,105	100,786
Long-term debt (net of deferred financing costs of $7,148 and $8,075 at June 30, 2023 and December 31, 2022, respectively)	557,576	556,649
Deferred tax liability, net	87,582	90,556
Operating lease liability, less current portion	5,730	7,879
Other liabilities	3,012	3,337
Total liabilities	744,005	759,207
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 145,193,679 and 148,732,603 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	145	149
Additional paid-in-capital	1,183,715	1,176,163
Accumulated deficit	(68,508)	(27,363)
Accumulated other comprehensive loss	(21,244)	(22,331)
Total equity	1,094,108	1,126,618
TOTAL LIABILITIES AND EQUITY	$1,838,113	$1,885,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
REVENUES	$185,315	$201,561	$360,835	$391,442

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization below)	92,997	100,292	184,058	196,723
Product and technology expense	12,643	12,946	25,267	26,719
Selling, general, and administrative expense	29,982	31,136	58,664	59,681
Depreciation and amortization	32,056	34,407	63,922	68,441
Total operating expenses	167,678	178,781	331,911	351,564
INCOME FROM OPERATIONS	17,637	22,780	28,924	39,878

OTHER EXPENSE, NET:
Interest expense, net	3,887	3,112	12,568	2,262
Total other expense, net	3,887	3,112	12,568	2,262
INCOME BEFORE PROVISION FOR INCOME TAXES	13,750	19,668	16,356	37,616
Provision for income taxes	3,968	5,432	4,649	10,367
NET INCOME	$9,782	$14,236	$11,707	$27,249

Foreign currency translation income (loss)	218	(11,319)	1,087	(12,836)
COMPREHENSIVE INCOME	$10,000	$2,917	$12,794	$14,413

NET INCOME	$9,782	$14,236	$11,707	$27,249
Basic net income per share	$0.07	$0.09	$0.08	$0.18
Diluted net income per share	$0.07	$0.09	$0.08	$0.18
Weighted average number of shares outstanding - basic	144,112,028	150,748,211	144,982,459	150,644,034
Weighted average number of shares outstanding - diluted	145,338,920	152,360,350	146,894,790	152,361,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,707	$27,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,922	68,441
Amortization of deferred financing costs	927	894
Bad debt expense (recovery)	138	(120)
Deferred taxes	(3,057)	3,773
Share-based compensation	5,659	3,802
Loss on foreign currency exchange rates	4	37
Loss on disposal of fixed assets and impairment of ROU assets	2,125	162
Change in fair value of interest rate swaps	(1,235)	(7,378)
Changes in operating assets and liabilities:
Accounts receivable	4,034	11,199
Prepaid expenses and other assets	5,335	38
Accounts payable	(3,035)	(2,748)
Accrued compensation and accrued liabilities	(8,847)	(8,780)
Deferred revenues	248	(272)
Operating lease liabilities	(460)	(596)
Other liabilities	304	557
Income taxes receivable and payable, net	(6,047)	154
Net cash provided by operating activities	71,722	96,412
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(19,044)
Purchases of property and equipment	(688)	(5,165)
Capitalized software development costs	(12,434)	(10,236)
Other investing activities	(196)	82
Net cash used in investing activities	(13,318)	(34,363)
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchases	(52,334)	—
Payments on finance lease obligations	(74)	(459)
Payments on deferred purchase agreements	(469)	(526)
Proceeds from issuance of common stock under share-based compensation plans	2,104	1,270
Net settlement of share-based compensation plan awards	(211)	(98)
Net cash (used in) provided by financing activities	(50,984)	187
Effect of exchange rate on cash, cash equivalents, and restricted cash	(30)	(2,546)
Increase in cash, cash equivalents, and restricted cash	7,390	59,690
Cash, cash equivalents, and restricted cash at beginning of period	391,796	292,790
Cash, cash equivalents, and restricted cash at end of period	$399,186	$352,480

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$13,797	$6,181
Cash paid for interest	$21,933	$10,191
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on account	$73	$23
Excise taxes on share repurchases incurred but not paid	$522	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – December 31, 2022	$149	$1,176,163	$(27,363)	$(22,331)	$1,126,618
Share-based compensation	—	2,058	—	—	2,058
Repurchases of common stock	(2)	—	(25,515)	—	(25,517)
Proceeds from issuance of common stock under share-based compensation plans	0	1,399	—	—	1,399
Common stock withheld for tax obligations on restricted stock unit and option settlement	0	(25)	—	—	(25)
Foreign currency translation	—	—	—	869	869
Net income	—	—	1,925	—	1,925
BALANCE – March 31, 2023	$147	$1,179,595	$(50,953)	$(21,462)	$1,107,327
Share-based compensation	—	3,601	—	—	3,601
Repurchases of common stock	(2)	—	(27,337)	—	(27,339)
Proceeds from issuance of common stock under share-based compensation plans	0	705	—	—	705
Common stock withheld for tax obligations on restricted stock unit and option settlement	0	(186)	—	—	(186)
Foreign currency translation	—	—	—	218	218
Net income	—	—	9,782	—	9,782
BALANCE – June 30, 2023	$145	$1,183,715	$(68,508)	$(21,244)	$1,094,108

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – December 31, 2021	$153	$1,165,163	$(31,441)	$(1,637)	$1,132,238
Share-based compensation	—	1,859	—	—	1,859
Proceeds from issuance of common stock under share-based compensation plans	0	547	—	—	547
Foreign currency translation	—	—	—	(1,517)	(1,517)
Net income	—	—	13,013	—	13,013
BALANCE – March 31, 2022	$153	$1,167,569	$(18,428)	$(3,154)	$1,146,140
Share-based compensation	—	1,943	—	—	1,943
Proceeds from issuance of common stock under share-based compensation plans	0	723	—	—	723
Common stock withheld for tax obligations on restricted stock unit and option settlement	—	(98)	—	—	(98)
Foreign currency translation	—	—	—	(11,319)	(11,319)
Net income	—	—	14,236	—	14,236
BALANCE – June 30, 2022	$153	$1,170,137	$(4,192)	$(14,473)	$1,151,625

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

The carrying amounts of cash and cash equivalents, short-term investments, receivables, and accounts payable approximate fair value due to the short-term maturities of these financial instruments (Level 1). The fair values and carrying values of the Company’s long-term debt are disclosed in Note 5.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of June 30, 2023 (in thousands):

	Level 1	Level 2	Level 3
Assets
Interest rate collars	$—	$7,652	$—
Interest rate swap	$—	$344	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Other intangible assets are subject to nonrecurring fair value measurement as the result of business acquisitions. The fair values of these assets were estimated using the present value of expected future cash flows through unobservable inputs (Level 3).

Impairment of Long-Lived Assets — The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment, ROU assets, and finite-life intangible assets may not be recoverable or that indicate useful lives warrant revision. The Company determined that triggering events occurred for certain leases exited during the three and six months ended June 30, 2023 which required an impairment review of certain ROU assets. Based on the results of the analysis, the Company recorded non-cash impairment charges of $0.7 million and $1.8 million for the three and six months ended June 30, 2023, respectively, primarily related to office space exited during the year. Write down of abandoned property and equipment no longer in use was $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively.

Concentrations of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash is deposited with major financial institutions and, at times, such balances with each financial institution may be in excess of insured limits. The Company has not experienced, and does not anticipate, any losses with respect to its cash deposits. Accounts receivable represent credit granted to customers for services provided. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. The Company had one customer which represented approximately 11% and 10% of its consolidated revenues during the three and six months ended June 30, 2023, respectively. The Company did not have any customers which represented 10% or more of consolidated revenues for the three and six months ended June 30, 2022. Additionally, the Company did not have any customers which represented 10% or more of consolidated accounts receivable, net for any period presented.

Foreign Currency — The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using average exchange rates prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated net of tax in a separate component of equity. Currency translation income (loss) included in accumulated other comprehensive income (loss) was approximately $0.2 million and $(11.3) million for the three months ended June 30, 2023 and 2022, respectively. Currency translation income (loss) included in accumulated other comprehensive income (loss) was approximately $1.1 million and $(12.8) million for the six months ended June 30, 2023 and 2022, respectively.

Gains or losses resulting from foreign currency transactions are included in the accompanying condensed consolidated statements of operations and comprehensive income, except for those relating to intercompany transactions of a long-term investment nature, which are captured in a separate component of equity as accumulated other comprehensive income (loss). Currency transaction income included in the accompanying condensed consolidated statements of operations and comprehensive income was approximately $0.2 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. Currency transaction (loss) income included in the accompanying condensed consolidated statements of operations and comprehensive income was approximately $(0.3) million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively.

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the six months ended June 30, 2023 that are expected to have a material impact on the condensed consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021 issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. These ASUs provide temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Inter-bank Offered Rate (“LIBOR”), to alternate reference rates, such as the Secured Overnight Financing Rate (“SOFR”). These standards were effective upon issuance and allowed application to contract changes as early as January 1, 2020. Adoption of this standard in June 2023 did not have a material impact on the condensed consolidated financial statements.

Note 3. Property and Equipment, net

Property and equipment, net as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Furniture and equipment	$23,356	$23,422
Capitalized software for internal use, acquired by business combination	227,405	227,405
Capitalized software for internal use, developed internally or otherwise purchased	72,943	60,187
Leasehold improvements	2,423	2,957
Total property and equipment	326,127	313,971
Less: accumulated depreciation and amortization	(232,862)	(200,442)
Property and equipment, net	$93,265	$113,529

Depreciation and amortization expense of property and equipment was approximately $16.6 million and $17.3 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense of property and equipment was approximately $33.1 million and $34.1 million for the six months ended June 30, 2023 and 2022, respectively.

Note 4. Goodwill, Trade Name, and Customer Lists

The changes in the carrying amount of goodwill for the six months ended June 30, 2023 by reportable segment were as follows (in thousands):

	Americas	International	Total
Balance – December 31, 2022	$677,171	$115,909	$793,080
Foreign currency translation	97	405	502
Balance – June 30, 2023	$677,268	$116,314	$793,582

The following summarizes the gross carrying value and accumulated amortization for the Company’s trade name and customer lists as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade name	$93,978	$(26,413)	$67,565	20 years
Customer lists	516,035	(217,035)	299,000	13-14 years
Total	$610,013	$(243,448)	$366,565

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade name	$93,959	$(22,797)	$71,162	20 years
Customer lists	515,762	(189,748)	326,014	13-14 years
Total	$609,721	$(212,545)	$397,176

Amortization expense of trade name and customer lists was approximately $15.4 million and $17.1 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense of trade name and customer lists was approximately $30.8 million and $34.3 million for the six months ended June 30, 2023 and 2022, respectively. Trade name and customer lists are amortized on an accelerated basis based upon their estimated useful life.

Note 5. Long-term Debt

The fair value of the Company’s long-term debt obligation approximated its book value as of June 30, 2023 and December 31, 2022 and consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
First Lien Credit Facility	$564,724	$564,724
Less: Deferred financing costs	(7,148)	(8,075)
Long-term debt, net	$557,576	$556,649

The Company is a party to a First Lien Credit Agreement with its banking group (“Credit Agreement”), which provides for a term loan of $766.6 million due January 31, 2027 carrying an interest rate of 2.75% to 3.00%, based on the first lien ratio, plus LIBOR (“First Lien Credit Facility”) and a $100.0 million revolving credit facility due July 31, 2026 (“Revolver”). In June 2023, the Credit Agreement was amended to transition the reference rate from LIBOR to SOFR (the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York), with the addition of an applicable margin. The Credit Agreement is collateralized by substantially all assets and capital stock owned by direct and indirect domestic subsidiaries and are governed by certain restrictive covenants including limitations on indebtedness, liens, and other corporate actions such as investments and acquisitions. In the event the Company’s outstanding indebtedness under the Revolver exceeds 35% of the aggregate principal amount of the revolving commitments then in effect, it is required to maintain a consolidated first lien leverage ratio no greater than 7.75 to 1.00. As of June 30, 2023, there were no outstanding borrowings under the Revolver and $564.7 million outstanding under the First Lien Credit Facility. As the Company had no outstanding amounts under the Revolver, it was not subject to the consolidated first lien leverage ratio covenant. The Company was compliant with all other covenants under the agreement as of June 30, 2023.

Note 6. Derivatives

To reduce exposure to variability in expected future cash outflows on variable rate debt attributable to the changes in one-month LIBOR, the Company has historically entered into interest rate derivative instruments to economically offset a portion of this risk and may do so in the future. In June 2023, the Company transitioned the reference rate for its interest rate derivative agreements from one-month LIBOR to one-month SOFR.

As of June 30, 2023, the Company had the following outstanding derivatives that were not designated as a hedge in qualifying hedging relationships:

Product	Effective Date	Maturity Date	Notional	Rate
Interest rate collars (a)	June 30, 2023	February 29, 2024	$300.0 million	0.48% floor/1.47% cap
Interest rate swap (b)	June 30, 2023	February 28, 2026	$100.0 million	4.32%
(a)
In conjunction with the June 2023 transition of the reference rate from LIBOR to SOFR, the cap rate was reduced from 1.50% to 1.47%.
(b)
In conjunction with the June 2023 transition of the reference rate from LIBOR to SOFR, the fixed rate was reduced from 4.36% to 4.32%.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements; however, the Company has not elected to apply hedge accounting for these instruments.

The following is a summary of location and fair value of the financial positions recorded related to the derivative instruments (in thousands):

		Fair Value
Derivatives not designated as hedging instruments	Balance Sheet Location	As of June 30, 2023	As of December 31, 2022
Interest rate collars	Prepaid expenses and other current assets	$7,652	$11,570
Interest rate swap	Prepaid expenses and other current assets	$344	$—

The following is a summary of location and amount of gains and (losses) recorded related to the derivative instruments (in thousands):

		Gain/(Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Income Statement Location	2023	2022	2023	2022
Interest rate collars	Interest expense, net	$1,204	$2,119	$769	$7,378
Interest rate swap	Interest expense, net	$1,910	$—	$466	$—

Note 7. Income Taxes

The Company’s income tax expense and balance sheet accounts reflect the results of the Company and its subsidiaries.

For the three and six months ended June 30, 2023, the Company estimated the annual effective tax rate based on projected income for the full year and recorded a quarterly tax provision in accordance with the annual effective tax rate and adjusted for discrete tax items in the period.

The effective income tax rate for the three and six months ended June 30, 2023 was 28.9% and 28.4%, respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2023 was higher than the U.S. federal statutory rate of 21% primarily due to the Global Intangible Low-Taxed Income (“GILTI”) inclusion, nondeductible share-based compensation, and U.S. state income taxes.

The effective income tax rate for the three and six months ended June 30, 2022 was 27.6%. The Company’s effective income tax rate for the three and six months ended June 30, 2022 was higher than the U.S. federal statutory rate of 21% primarily due to GILTI inclusion, nondeductible share-based compensation, and U.S. state income taxes.

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

Contract balances are generated when the revenues recognized in a given period varies from billing. A contract asset is created when the Company performs a service for a customer and recognizes more revenues than what has been billed. The contract asset balance was $7.4 million and $6.5 million as of June 30, 2023 and December 31, 2022, respectively, and is included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

A contract liability is created when the Company transfers a good or service to a customer and recognizes less than what has been billed. The Company recognizes these contract liabilities as deferred revenues when the Company has an obligation to perform services for a customer in the future and has already received consideration from the customer. The contract liability balance was $1.3 million and $1.1 million as of June 30, 2023 and December 31, 2022, respectively, and is included in deferred revenues in the accompanying condensed consolidated balance sheets. An immaterial amount of revenues was recognized in the current period related to the beginning balance of deferred revenues.

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

Note 9. Share-based Compensation

Share-based compensation expense is recognized in cost of services, product and technology expense, and selling, general, and administrative expense, in the accompanying condensed consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share-based compensation expense
Cost of services	$313	$277	$588	$551
Product and technology expense	568	312	1,025	516
Selling, general, and administrative expense	2,720	1,354	4,046	2,735
Total share-based compensation expense	$3,601	$1,943	$5,659	$3,802

In May 2023, the Company’s Board of Directors approved a modification of the vesting terms of outstanding unvested and unearned performance-based options, restricted stock units, and restricted stock (collectively, “Performance Awards”) previously issued under its equity plans. The modification, effective May 10, 2023, allowed for unvested and unearned Performance Awards outstanding as of the date of the modification, to vest based on time on the fourth, fifth, and sixth anniversaries of the relevant vesting commencement date, as set forth in each grant agreement (the “Vesting Commencement Date”), while preserving the eligibility to vest upon the Company’s investors receiving a targeted money-on-money return, subject to continued service. As of the modification date, unrecognized pre-tax non-cash compensation expense related to the Performance Awards, after accounting for the modification, was $28.8 million. The Company expects to recognize pre-tax non-cash compensation expense related to the modification of Performance Awards prospectively from the date of modification, on a straight-line basis, over a weighted average period of 1.9 years.

The fair value of the modified restricted stock units and restricted stock was estimated using the closing stock price on the date of modification. The fair value of the modified stock options was estimated on the date of modification using the Black-Scholes option-pricing model with the following weighted average assumptions:

Options
Expected stock price volatility	37.43%
Risk-free interest rate	3.40%
Expected term (in years)	4.67
Fair-value of the underlying unit	$12.61

2020 Equity Plan

Prior to the Company’s Initial Public Offering (“IPO”), all share-based awards were issued by Fastball Holdco, L.P., the Company’s previous parent company, under individual grant agreements and the partnership agreement of such parent company (collectively the “2020 Equity Plan”). Awards issued under the 2020 Equity Plan consist of options. No awards were issued under the plan during the six months ended June 30, 2023.

A summary of the stock option activity for the six months ended June 30, 2023 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2022	Grants outstanding	2,843,342	$6.66
	Grants exercised	(191,564)	$6.67
	Grants cancelled/forfeited	(424,742)	$6.70
June 30, 2023	Grants outstanding	2,227,036	$6.65	6.7 Years	$19.5 million
June 30, 2023	Grants vested	702,197	$6.63	6.7 Years	$6.2 million
June 30, 2023	Grants unvested	1,524,839	$6.66

2021 Equity Plan

The First Advantage Corporation 2021 Omnibus Incentive Plan (as amended by the First Amendment, dated as of May 10, 2023, the “2021 Equity Plan”) is intended to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders. The 2021 Equity Plan provides for the grant of awards of stock options, stock appreciation rights, restricted shares, restricted stock units, and other equity-based or cash-based awards as determined by the Company’s Compensation Committee. The 2021 Equity Plan initially had a total of 17,525,000 shares of common stock reserved. The number of reserved shares automatically increases on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030, in an amount equal to the lesser of (x) 2.5% of the total number of shares of common stock outstanding on the last day of the immediately preceding calendar year and (y) a number of shares as determined by the Board of Directors. As of June 30, 2023, 16,905,954 shares were available for issuance under the 2021 Equity Plan.

Stock Options

A summary of the stock option activity for the six months ended June 30, 2023 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2022	Grants outstanding	4,311,662	$15.24
	Grants issued	316,262	$12.86
	Grants cancelled/forfeited	(43,565)	$16.12
June 30, 2023	Grants outstanding	4,584,359	$15.06	8.3 Years	$2.6 million
June 30, 2023	Grants vested	1,523,812	$15.16	8.1 Years	$0.6 million
June 30, 2023	Grants unvested	3,060,547	$15.01

The fair value for stock options granted for the six months ended June 30, 2023 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Options
Expected stock price volatility	35.58%
Risk-free interest rate	3.56%
Expected term (in years)	6.25
Fair-value of the underlying unit	$12.86

Restricted Stock Units

A summary of the restricted stock units (“RSU”) activity for the six months ended June 30, 2023 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2022	Nonvested RSUs	472,332	$16.00
	Granted	135,326	$13.23
	Vested	(104,647)	$14.73
	Forfeited	(17,389)	$16.73
June 30, 2023	Nonvested RSUs	485,622	$15.48

Restricted Stock

A summary of the restricted stock activity for the six months ended June 30, 2023 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2022	Nonvested restricted stock	2,281,300	$3.85
	Vested	(326,670)	$3.85
June 30, 2023	Nonvested restricted stock	1,954,630	$8.50

As of June 30, 2023, the Company had approximately $45.8 million of unrecognized pre-tax non-cash compensation expense, comprised of approximately $17.6 million related to restricted stock, $6.7 million related to RSUs, and approximately $21.5 million related to stock options, which the Company expects to recognize over a weighted average period of 1.6 years.

2021 Employee Stock Purchase Plan

The Company adopted the First Advantage Corporation 2021 Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation to acquire Company stock during designated offering periods. During each offering period, there is one six-month purchase period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. The Company recorded an associated expense of approximately $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. The Company recorded an associated expense of approximately $0.4 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

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

A summary of the stock repurchase activity under the Repurchase Program, is summarized as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Shares repurchased	2,024,046	3,895,737
Average price per share	$13.37	$13.43
Costs recorded to accumulated deficit
Total repurchase costs	$27,026	$52,252
Additional associated costs	311	600
Total costs recorded to accumulated deficit	$27,337	$52,852

As of June 30, 2023, the remaining authorized value of shares available to be repurchased under this program was approximately $87.1 million.

Repurchased shares of common stock are retired. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is reflected as a reduction to accumulated deficit. Additional associated costs include the related brokerage commissions and excise taxes on share repurchases.

Preferred Stock

As of June 30, 2023 and December 31, 2022, 250,000,000 shares of Preferred Stock were authorized, and no Preferred Stock was issued or outstanding.

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

For all pending matters, the Company believes it has meritorious defenses and intends to defend vigorously or otherwise seek indemnification from other parties as appropriate. However, the Company has recorded a liability of $4.9 million and $4.4 million at June 30, 2023 and December 31, 2022, respectively, for matters that it believes a loss is both probable and estimable. This is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic net income per share	$0.07	$0.09	$0.08	$0.18
Diluted net income per share	$0.07	$0.09	$0.08	$0.18
Numerator:
Net income (in thousands)	$9,782	$14,236	$11,707	$27,249
Denominator:
Weighted average number of shares outstanding - basic	144,112,028	150,748,211	144,982,459	150,644,034
Add stock options to purchase shares and restricted stock units	1,226,892	1,612,139	1,912,331	1,717,754
Weighted average number of shares outstanding - diluted	145,338,920	152,360,350	146,894,790	152,361,788

For the three months ended June 30, 2023 and 2022, 4,961,441 and 2,533,594 stock options and RSUs were excluded from the calculation of diluted net income per share, respectively, because their effects were anti-dilutive. For the six months ended June 30, 2023 and 2022, 4,681,847 and 2,292,520 stock options and RSUs were excluded from the calculation of diluted net income per share, respectively, because their effects were anti-dilutive.

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

A reconciliation of Segment Adjusted EBITDA to net income for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted EBITDA
Americas	$52,324	$52,954	$96,980	$99,773
International	3,647	7,880	7,551	14,661
Total	$55,971	$60,834	$104,531	$114,434
Adjustments to reconcile to net income:
Interest expense, net	3,887	3,112	12,568	2,262
Provision for income taxes	3,968	5,432	4,649	10,367
Depreciation and amortization	32,056	34,407	63,922	68,441
Share-based compensation	3,601	1,943	5,659	3,802
Transaction and acquisition-related charges (a)	1,190	1,179	2,261	2,677
Integration, restructuring, and other charges (b)	1,487	525	3,765	(364)
Net income	$9,782	$14,236	$11,707	$27,249
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally includes incremental professional service fees incurred related to the initial public offering and subsequent one-time compliance efforts. The three and six months ended June 30, 2023 and 2022 include a transaction bonus expense related to one of the Company’s 2021 acquisitions.
(b)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, and (gains) losses on the sale of assets.

Geographic Information

The Company bases revenues by geographic region in which the revenues and invoicing are recorded. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods.

The following summarizes revenues by geographical region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Americas	$162,682	$170,591	$314,738	$330,679
International	24,113	33,044	48,961	64,785
Eliminations	(1,480)	(2,074)	(2,864)	(4,022)
Total revenues	$185,315	$201,561	$360,835	$391,442

The following table sets forth net long-lived assets by geographic area (in thousands):

	June 30, 2023	December 31, 2022
Long-lived assets, net
United States, country of domicile	$1,086,824	$1,134,201
All other countries	174,493	180,258
Total long-lived assets, net	$1,261,317	$1,314,459

Note 15. Subsequent Events

On August 8, 2023, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share to stockholders of record at the close of business on August 21, 2023. The cash dividend is expected to be paid on August 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of First Advantage Corporation’s financial condition and results of operations is provided as a supplement to the condensed consolidated financial statements for the three and six months ended June 30, 2023, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

These forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Such risks and uncertainties include, but are not limited to, the following: negative changes in external events beyond our control, including our customers’ onboarding volumes, economic drivers which are sensitive to macroeconomic cycles, such as interest rate volatility and inflation, geopolitical unrest, uncertainty in financial markets (including as a result of recent bank failures and events affecting financial institutions), and the COVID-19 pandemic; our operations in a highly regulated industry and the fact that we are subject to numerous and evolving laws and regulations, including with respect to personal data, data security, and artificial intelligence; inability to identify and successfully implement our growth strategies on a timely basis or at all; potential harm to our business, brand, and reputation as a result of security breaches, cyber-attacks, or the mishandling of personal data; operating in a penetrated and competitive market; our reliance on third-party data providers; due to the sensitive and privacy-driven nature of our products and solutions, we could face liability and legal or regulatory proceedings, which could be costly and time-consuming to defend and may not be fully covered by insurance; our international business exposes us to a number of risks; real or perceived errors, failures, or bugs in our products could adversely affect our business, results of operations, financial condition, and growth prospects; our ability to identify attractive targets or successfully complete such transactions; the timing, manner and volume of repurchases of common stock pursuant to our share repurchase program; failure to comply with anti-corruption laws and regulations; disruptions at our Global Operating Center and other operating centers; our contracts with our customers, which do not guarantee exclusivity or contracted volumes; disruptions, outages, or other errors with our technology and network infrastructure, including our data centers, servers, and third-party cloud and internet providers and our migration to the cloud; the continued integration of our platforms and solutions with human resource providers such as applicant tracking systems and human capital management systems as well as our relationships with such human resource providers; risks relating to public opinion, which may be magnified by incidents or adverse publicity concerning our industry or operations; our reliance on third-party vendors to carry out certain portions of our operations; our dependence on the service of our key executive and other employees, and our ability to find and retain qualified employees; our ability to obtain, maintain, protect and enforce our intellectual property and other proprietary information; our ability to maintain, protect, and enforce the confidentiality of our trade secrets; the use of open-source software in our applications; the indemnification provisions in our contracts with our customers and third-party data suppliers; seasonality in our operations from quarter to quarter; our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations; Silver Lake’s control of us and the potential conflict of its interest with ours or those of our stockholders; and changing interpretations of tax laws.

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

We enter into contracts with our customers that are typically three years in length. These contracts set forth the general terms and pricing of our products and solutions but generally do not include minimum order volumes or committed order volumes. Accordingly, contracts do not provide guarantees of future revenues. Due to our contract terms and the nature of the background screening industry, we determined our contract terms for ASC 606 purposes are less than one year. Through our ongoing dialogue with our customers, we have visibility into their expected future order volumes, although these can be difficult to accurately forecast due to the dynamic nature of forecasting hiring and business needs. We typically bill our customers at the end of each month and recognize revenues as completed orders are reported or otherwise made available to our customers. Over 92% of the criminal searches performed in the United States in 2022 were completed the same day they were submitted.

We generated revenues of $185.3 million for the three months ended June 30, 2023, as compared to $201.6 million for the three months ended June 30, 2022 and generated revenues of $360.8 million for the six months ended June 30, 2023, as compared to $391.4 million for the six months ended June 30, 2022. Approximately 86% of our revenues for the six months ended June 30, 2023 was generated in the Americas, predominantly in the United States, while the remaining 14% was generated in our International segment. Other than the United States, no single country accounted for 10% or more of our total revenues for the three and six months ended June 30, 2023. Please refer to “Results of Operations” for further details.

Segments

We manage our business and report our financial results in two reportable segments, Americas and International:

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

Recent Developments

Current Economic Conditions

Macroeconomic factors, including inflation, increased interest rates, instability in the global banking system, the prolonged COVID-19 pandemic, global supply chain constraints, and global economic and geopolitical developments, have negatively impacted significant portions of the global economy, and created volatility in the financial markets.

While our overall productivity has not been materially adversely impacted, we have experienced, and may continue to experience, the lengthening of certain sales cycles. If the economic uncertainty is sustained or increases, we may experience a negative impact on new business, customer renewals and demand levels, sales and marketing efforts, revenues growth rates, customer deployments, customer collections, product development, or other financial metrics. Any of these factors could harm our business, financial condition, and operating results.

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
•
Selling, General, and Administrative Expense: Consists of sales, customer success, marketing, and general and administrative expenses. Sales, customer success, and marketing expenses consist primarily of employee compensation such as salaries, bonuses, sales commissions, share-based compensation, and other employee benefits for our verticalized Sales and Customer Success teams. General and administrative expenses include travel expenses and various corporate functions including finance, human resources, legal, and other administrative roles, in addition to certain professional service fees and expenses incurred in connection with our IPO and now as a public company. We expect our selling, general, and administrative expenses to increase in the short-term, primarily as a result of additional public company related reporting and compliance costs. Over the long-term, we expect our selling, general, and administrative expenses to decrease as a percentage of revenues as we leverage our past investments. We do not allocate depreciation and amortization to selling, general, and administrative expenses.
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

Other Expense, Net

Our other expense, net consists of the following:

•
Interest Expense, Net: Relates primarily to our debt service costs, the interest-related unrealized gains and losses of our interest rate derivative instruments and, to a lesser extent, the interest on our capital lease obligations and the amortization of deferred financing costs. Additionally, interest expense, net includes interest income earnings on our cash and cash equivalent balances held in interest-bearing accounts. We also earn interest income on our short-term investments which are fixed-time deposits having a maturity date within twelve months.

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

Comparison of Results of Operations for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Revenues	$185,315	$201,561	$360,835	$391,442

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	92,997	100,292	184,058	196,723
Product and technology expense	12,643	12,946	25,267	26,719
Selling, general, and administrative expense	29,982	31,136	58,664	59,681
Depreciation and amortization	32,056	34,407	63,922	68,441
Total operating expenses	167,678	178,781	331,911	351,564
Income from operations	17,637	22,780	28,924	39,878

Other Expense, Net:
Interest expense, net	3,887	3,112	12,568	2,262
Total other expense, net	3,887	3,112	12,568	2,262
Income before provision for income taxes	13,750	19,668	16,356	37,616
Provision for income taxes	3,968	5,432	4,649	10,367
Net income	$9,782	$14,236	$11,707	$27,249
Net income margin	5.3%	7.1%	3.2%	7.0%

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenues
Americas	$162,682	$170,591	$314,738	$330,679
International	24,113	$33,044	48,961	$64,785
Eliminations	(1,480)	$(2,074)	(2,864)	$(4,022)
Total revenues	$185,315	$201,561	$360,835	$391,442

Revenues were $185.3 million for the three months ended June 30, 2023, compared to $201.6 million for the three months ended June 30, 2022. Revenues for the three months ended June 30, 2023 decreased by $16.2 million, or 8.1%, compared to the three months ended June 30, 2022.

The decrease in revenues was primarily due to:

•
a net decrease of $25.6 million in existing customer revenues primarily driven by reduced demand from customers more impacted by macroeconomic events, the elevated levels of growth experienced in 2022 due to the post-pandemic recovery that did not sustain into 2023, and the impact of lost accounts. In the Americas segment, certain industry verticals were impacted by reduced hiring activity resulting in lower revenues. In the International segment, declines were more significantly experienced in India and APAC markets. Together, these decreases were partially offset by ongoing contribution from upselling and cross-selling existing customers, contributing $7.1 million of additional revenues, and increased revenues from certain existing customers not impacted by the macroeconomic declines.

The decrease in revenues was offset by:

•
increased revenues of $9.4 million primarily attributable to new customers in our Americas segment.

Revenues were $360.8 million for the six months ended June 30, 2023, compared to $391.4 million for the six months ended June 30, 2022. Revenues for the six months ended June 30, 2023 decreased by $30.6 million, or 7.8%, compared to the six months ended June 30, 2022.

The decrease in revenues was primarily due to:

•
a net decrease of $47.6 million in existing customer revenues primarily driven by reduced demand from customers more impacted by macroeconomic events, the elevated levels of growth experienced in 2022 due to the post-pandemic recovery that did not sustain into 2023, and the impact of lost accounts. In the Americas segment, certain industry verticals were impacted by reduced hiring activity resulting in lower revenues. In the International segment, declines were more significantly experienced in the India and APAC markets. Together, these decreases were partially offset by ongoing strength in upselling and cross-selling existing customers, contributing $16.4 million of additional revenues, and increased revenues from certain existing customers not impacted by the macroeconomic declines.

The decrease in revenues was offset by:

•
increased revenues of $17.0 million primarily attributable to new customers in our Americas segment.

Pricing remained relatively stable across all periods.

Cost of Services

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Revenues	$185,315	$201,561	$360,835	$391,442
Cost of services	92,997	100,292	184,058	196,723
Cost of services as a % of revenue	50.2%	49.8%	51.0%	50.3%

Cost of services was $93.0 million for the three months ended June 30, 2023, compared to $100.3 million for the three months ended June 30, 2022. Cost of services for the three months ended June 30, 2023 decreased by $7.3 million, or 7.3%, compared to the three months ended June 30, 2022.

The decrease in cost of services was primarily due to:

•
a $4.6 million decrease in personnel expenses in our operations and customer care functions as a result of cost savings actions taken by the Company in late 2022 and 2023, as well as productivity efficiencies from the implementation of additional automation programs; and
•
a decrease in variable third-party data expenses of $2.9 million as a result of continued automation, decreased revenues, and variation in customer ordering mix.

Cost of services as a percentage of revenues was 50.2% for the three months ended June 30, 2023, compared to 49.8% for the three months ended June 30, 2022. The cost of services percentage of revenues in the second quarter of 2023 was impacted by increases in certain third-party data costs due to variation in customer ordering mix. This increase was partially offset by cost savings from the Company’s continued implementation of automation and other process efficiencies, as well as certain cost savings actions taken by the Company in late 2022 and 2023.

Cost of services was $184.1 million for the six months ended June 30, 2023, compared to $196.7 million for the six months ended June 30, 2022. Cost of services for the six months ended June 30, 2023 decreased by $12.7 million, or 6.4%, compared to the six months ended June 30, 2022.

The decrease in cost of services was primarily due to:

•
a $7.8 million decrease in personnel expenses in our operations and customer care functions as a result of cost savings actions taken by the Company in late 2022 and 2023, as well as productivity efficiencies from the implementation of additional automation programs; and
•
a decrease in variable third-party data expenses of $5.8 million as a result of continued automation, decreased revenues, and variation in customer ordering mix.

The decrease in cost of services was partially offset by:

•
foreign currency exchange losses of $0.8 million due to the impact of foreign exchange rate volatility.

Cost of services as a percentage of revenues was 51.0% for the six months ended June 30, 2023, compared to 50.3% for the six months ended June 30, 2022. The cost of services percentage of revenues for the six months ended June 30, 2023 was impacted by increases in certain third-party data costs due to variation in customer ordering mix. This increase was partially offset by cost savings from the Company’s continued implementation of automation and other process efficiencies, as well as certain cost savings actions taken by the Company in late 2022 and 2023.

Product and Technology Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Product and technology expense	$12,643	$12,946	$25,267	$26,719

Product and technology expense was $12.6 million for the three months ended June 30, 2023, compared to $12.9 million for the three months ended June 30, 2022. Product and technology expense for the three months ended June 30, 2023 decreased by a nominal amount, compared to the three months ended June 30, 2022.

Product and technology expense was $25.3 million for the six months ended June 30, 2023, compared to $26.7 million for the six months ended June 30, 2022. Product and technology expense for the six months ended June 30, 2023 decreased by $1.5 million, or 5.4%, compared to the six months ended June 30, 2022.

The decrease in product and technology expense was primarily due to:

•
a $3.0 million decrease in personnel expenses primarily due to decreases in bonus expenses.

The decrease in product and technology expense was partially offset by:

•
a $1.8 million increase in software licensing expenses.

Selling, General, and Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Selling, general, and administrative expense	$29,982	$31,136	$58,664	$59,681

Selling, general, and administrative expense was $30.0 million for the three months ended June 30, 2023, compared to $31.1 million for the three months ended June 30, 2022. Selling, general, and administrative expense for the three months ended June 30, 2023 decreased by $1.2 million, or 3.7%, compared to the three months ended June 30, 2022.

Selling, general, and administrative expense decreased primarily due to:

•
a $2.1 million decrease in commissions and bonus expenses due to lower performance against internal targets;
•
a $0.7 million decrease in personnel expenses as well as certain other cost savings actions taken by the Company in late 2022 and 2023; and
•
a number of other corporate expenses that decreased primarily as a result of cost savings actions taken by the Company in 2023.

The decrease in selling, general, and administrative expense was partially offset by:

•
a $1.4 million increase in share-based compensation expense primarily as a result of a modification to the vesting terms of outstanding unvested and unearned performance-based equity awards; and
•
a $0.8 million increase in expenses related to the impairment of certain operating lease assets resulting from office space exited during the quarter.

Selling, general, and administrative expense was $58.7 million for the six months ended June 30, 2023, compared to $59.7 million for the six months ended June 30, 2022. Selling, general, and administrative expense for the six months ended June 30, 2023 decreased by $1.0 million, or 1.7%, compared to the six months ended June 30, 2022.

Selling, general, and administrative expense decreased primarily due to:

•
a $3.9 million decrease in commissions and bonus expenses due to lower performance against internal targets;
•
a $1.4 million decrease in personnel expenses as well as certain other cost savings actions taken by the Company in late 2022 and 2023; and
•
a number of other corporate expenses that decreased primarily as a result of cost savings actions taken by the Company in 2023.

The decrease in selling, general, and administrative expense was partially offset by:

•
a $2.0 million increase in expenses related to litigation activities in the ordinary course of business;
•
a $1.9 million increase in expenses related to the impairment of certain operating lease assets resulting from office space exited during the quarter;
•
a $1.3 million increase in share-based compensation expense primarily as a result of a modification to the vesting terms of outstanding unvested and unearned performance-based equity awards; and
•
foreign currency exchange losses of $0.7 million due to the impact of foreign exchange rate volatility.

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Depreciation and amortization	$32,056	$34,407	$63,922	$68,441

Depreciation and amortization was $32.1 million for the three months ended June 30, 2023, compared to $34.4 million for the three months ended June 30, 2022. Depreciation and amortization for the three months ended June 30, 2023 decreased by $2.4 million, or 6.8%, compared to the three months ended June 30, 2022. This decrease was partially offset by increases in depreciation related to assets placed in service during the three months ended June 30, 2023.

Depreciation and amortization was $63.9 million for the six months ended June 30, 2023, compared to $68.4 million for the six months ended June 30, 2022. Depreciation and amortization for the six months ended June 30, 2023 decreased by $4.5 million, or 6.6%, compared to the six months ended June 30, 2022. This decrease was partially offset by increases in depreciation related to assets placed in service during the six months ended June 30, 2023.

Interest Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Interest expense, net	$3,887	$3,112	$12,568	$2,262

Interest expense, net was $3.9 million for the three months ended June 30, 2023, compared to $3.1 million for the three months ended June 30, 2022. Interest expense for the three months ended June 30, 2023 increased by $0.8 million, compared to the three months ended June 30, 2022.

The increase in interest expense was primarily attributable to higher interest expense on the First Lien Credit Facility as a result of increasing interest rates. Increases in interest expense were offset by interest income of $4.4 million earned on cash held within interest bearing accounts and $3.1 million of unrealized gains on the Company’s interest rate collar and swap.

Interest expense, net was $12.6 million for the six months ended June 30, 2023, compared to $2.3 million for the six months ended June 30, 2022. Interest expense for the six months ended June 30, 2023 increased by $10.3 million, compared to the six months ended June 30, 2022.

The increase in interest expense was primarily attributable to higher interest expense on the First Lien Credit Facility as a result of increasing interest rates. Increases in interest expense were offset by interest income of $8.2 million earned on cash held within interest bearing accounts and $1.2 million of unrealized gains on the Company’s interest rate collar and swap.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Provision for income taxes	$3,968	$5,432	$4,649	$10,367

Our provision for income taxes was $4.0 million for the three months ended June 30, 2023, compared to $5.4 million for the three months ended June 30, 2022. Our provision for income taxes for the three months ended June 30, 2023 decreased by $1.5 million, compared to the three months ended June 30, 2022.

The decrease in our provision for income taxes was primarily due to the decrease of income before income taxes during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

Our provision for income taxes was $4.6 million for the six months ended June 30, 2023, compared to $10.4 million for the six months ended June 30, 2022. Our provision for income taxes for the six months ended June 30, 2023 decreased by $5.7 million, compared to the six months ended June 30, 2022.

The decrease in our provision for income taxes was primarily due to the decrease of income before income taxes during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Net Income and Net Income Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Net income	$9,782	$14,236	$11,707	$27,249
Net income margin	5.3%	7.1%	3.2%	7.0%

Net income was $9.8 million for the three months ended June 30, 2023, compared to $14.2 million for the three months ended June 30, 2022. Net income for the three months ended June 30, 2023 decreased by $4.5 million compared to the three months ended June 30, 2022.

Net income margin was 5.3% for the three months ended June 30, 2023 compared to 7.1% for the three months ended June 30, 2022, as reduced demand from customers more impacted by macroeconomic events contributed to lower revenues and profitability, particularly as the Company cycled over the growth experienced in 2022 due to the post-pandemic recovery.

Net income was $11.7 million for the six months ended June 30, 2023, compared to $27.2 million for the six months ended June 30, 2022. Net income for the six months ended June 30, 2023 decreased by $15.5 million compared to the six months ended June 30, 2022.

Net income margin was 3.2% for the six months ended June 30, 2023 compared to 7.0% for the six months ended June 30, 2022, as reduced demand from customers more impacted by macroeconomic events contributed to lower revenues and profitability, particularly as the Company cycled over the growth experienced in 2022 due to the post-pandemic recovery.

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

Adjusted EBITDA was $56.0 million for the three months ended June 30, 2023 and represented an Adjusted EBITDA Margin of 30.2%. Adjusted EBITDA was $60.8 million for the three months ended June 30, 2022 and represented an Adjusted EBITDA Margin of 30.2%. Adjusted EBITDA for the three months ended June 30, 2023 decreased by $4.9 million, or 8.0%, compared to the three months ended June 30, 2022.

Adjusted EBITDA was $104.5 million for the six months ended June 30, 2023 and represented an Adjusted EBITDA Margin of 29.0%. Adjusted EBITDA was $114.4 million for the six months ended June 30, 2022 and represented an Adjusted EBITDA Margin of 29.2%. Adjusted EBITDA for the six months ended June 30, 2023 decreased by $9.9 million, or 8.7%, compared to the six months ended June 30, 2022.

Adjusted EBITDA declined as macroeconomic events impacted our revenues attributed to existing customers. Decreases were further impacted by the effects of changes in foreign currencies. These decreases were partially offset by increased revenues from certain existing and new customers, including ongoing strength in upselling and cross-selling, cost structure benefits due to increased automation, operational efficiencies, and certain other cost savings actions taken by the Company in late 2022 and 2023.

The following table presents a reconciliation of Adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$9,782	$14,236	$11,707	$27,249
Interest expense, net	3,887	3,112	12,568	2,262
Provision for income taxes	3,968	5,432	4,649	10,367
Depreciation and amortization	32,056	34,407	63,922	68,441
Share-based compensation	3,601	1,943	5,659	3,802
Transaction and acquisition-related charges (a)	1,190	1,179	2,261	2,677
Integration, restructuring, and other charges (b)	1,487	525	3,765	(364)
Adjusted EBITDA	$55,971	$60,834	$104,531	$114,434
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally includes incremental professional service fees incurred related to the initial public offering and subsequent one-time compliance efforts. The three and six months ended June 30, 2023 and 2022 include a transaction bonus expense related to one of the Company’s 2021 acquisitions.
(b)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, and (gains) losses on the sale of assets.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenues. The following table presents the calculation of Adjusted EBITDA Margin for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Adjusted EBITDA	$55,971	$60,834	$104,531	$114,434
Revenues	185,315	201,561	360,835	391,442
Adjusted EBITDA Margin	30.2%	30.2%	29.0%	29.2%

The following table presents a calculation of Adjusted EBITDA by segment for the periods presented. See Note 14, “Reportable Segments” to the condensed consolidated financial statements for a reconciliation of Adjusted EBITDA for the periods presented by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Adjusted EBITDA (1):
Americas	$52,324	$52,954	$96,980	$99,773
International	3,647	7,880	7,551	14,661
Adjusted EBITDA	$55,971	$60,834	$104,531	$114,434

Revenues
Americas	$162,682	$170,591	$314,738	$330,679
International	24,113	33,044	48,961	64,785
Less: intersegment eliminations	(1,480)	(2,074)	(2,864)	(4,022)
Total revenues	$185,315	$201,561	$360,835	$391,442

Adjusted EBITDA Margin
Americas	32.2%	31.0%	30.8%	30.2%
International	15.1%	23.8%	15.4%	22.6%
Adjusted EBITDA Margin	30.2%	30.2%	29.0%	29.2%
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

Adjusted Net Income was $34.8 million for the three months ended June 30, 2023, compared to $38.0 million for the three months ended June 30, 2022. Adjusted Net Income for the three months ended June 30, 2023 decreased by $3.2 million, or 8.4%, compared to the three months ended June 30, 2022.

Adjusted Diluted Earnings Per Share was $0.24 for the three months ended June 30, 2023 decreased by $0.01, or 4.0% compared to the three months ended June 30, 2022.

Adjusted Net Income was $63.2 million for the six months ended June 30, 2023, compared to $71.5 million for the six months ended June 30, 2022. Adjusted Net Income for the six months ended June 30, 2023 decreased by $8.3 million, or 11.6%, compared to the six months ended June 30, 2022.

Adjusted Diluted Earnings Per Share was $0.43 for the six months ended June 30, 2023 decreased by $0.04, or 8.5% compared to the six months ended June 30, 2022.

Adjusted Net Income and Adjusted Diluted Earnings Per Share declined as reduced demand from customers more impacted by macroeconomic events contributed to lower revenues and profitability. Adjusted Net Income and Adjusted Diluted Earnings Per Share were further impacted by changes in acquisition-related depreciation and amortization and changes in our capital structure that are captured in interest expense. Gains or losses and actual cash payments and receipts on the Company’s interest rate swaps impact the comparability of Adjusted Net Income and Adjusted Diluted Earnings Per Share across historical periods.

The following tables present a reconciliation of Adjusted Net Income for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$9,782	$14,236	$11,707	$27,249
Provision for income taxes	3,968	5,432	4,649	10,367
Income before provision for income taxes	13,750	19,668	16,356	37,616
Debt-related charges(a)	33	(1,669)	4,501	(6,484)
Acquisition-related depreciation and amortization(b)	25,470	29,029	50,955	58,144
Share-based compensation	3,601	1,943	5,659	3,802
Transaction and acquisition-related charges(c)	1,190	1,179	2,261	2,677
Integration, restructuring, and other charges (d)	1,487	525	3,765	(364)
Adjusted Net Income before income tax effect	45,531	50,675	83,497	95,391
Less: Income tax effect(e)	10,705	12,669	20,307	23,888
Adjusted Net Income	$34,826	$38,006	$63,190	$71,503

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Diluted net income per share (GAAP)	$0.07	$0.09	$0.08	$0.18
Adjusted Net Income adjustments per share
Income taxes	0.03	0.04	0.03	0.07
Debt-related charges (a)	0.00	(0.01)	0.03	(0.04)
Acquisition-related depreciation and amortization (b)	0.18	0.19	0.35	0.38
Share-based compensation	0.02	0.01	0.04	0.02
Transaction and acquisition related charges (c)	0.01	0.01	0.02	0.02
Integration, restructuring, and other charges (d)	0.01	0.00	0.03	(0.00)
Adjusted income taxes (e)	(0.07)	(0.08)	(0.14)	(0.16)
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.24	$0.25	$0.43	$0.47

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP and Non-GAAP)	145,338,920	152,360,350	146,894,790	152,361,788
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
(c)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Additionally includes incremental professional service fees incurred related to the initial public offering and subsequent one-time compliance efforts. The three and six months ended June 30, 2023 and 2022 include a transaction bonus expense related to one of the Company’s 2021 acquisitions.
(d)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, and (gains) losses on the sale of assets.
(e)
Effective tax rates of approximately 23.5% and 24.3% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three and six months ended June 30, 2023, respectively. Effective tax rates of approximately 25.0% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three and six months ended June 30, 2022. As of December 31, 2022, we had net operating loss carryforwards of approximately $11.0 million for federal income tax purposes available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we may pay for federal income taxes differs significantly from the effective income tax rate computed in accordance with GAAP and from the normalized rates shown above.

Liquidity and Capital Resources

Liquidity

The Company’s primary liquidity requirements are for working capital, continued investments in software development and other capital expenditures, and other strategic investments. In the second quarter of 2023 the Company fully utilized its remaining U.S. Federal income tax net operating loss carryforwards. As a result, income taxes will become a material use of funds, depending on our future profitability and future tax rates. The Company’s liquidity needs are met primarily through existing balance sheet cash, cash flows from operations, as well as funds available under our revolving credit facility and proceeds from our term loan borrowings. Our cash flows from operations include cash received from customers, less cash costs to provide services to our customers, which includes general and administrative costs and interest payments.

As of June 30, 2023, we had $399.1 million in cash and cash equivalents and $100.0 million available under our revolving credit facility. As of June 30, 2023, we had $564.7 million of total debt outstanding. We believe our cash on hand, together with amounts available under our revolving credit facility, and cash provided by operating activities are and will continue to be adequate to meet our operational and business needs in the next twelve months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors that may be beyond our control, including those described under our “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

On November 8, 2022, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $150.0 million and extended the program through December 31, 2023. On February 28, 2023, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $200.0 million. Through August 3, 2023, the Company repurchased approximately $114.5 million of shares under the Repurchase Program.

Dividends

On August 8, 2023, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share to stockholders of record at the close of business on August 21, 2023. The cash dividend is expected to be paid on August 31, 2023.

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

Borrowings under the First Lien Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) a base rate or (b) LIBOR, which is subject to a floor of 0.00% per annum. In June 2023, the Credit Agreement was amended to transition the reference rate from LIBOR to SOFR (the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York), with the addition of an applicable margin. The applicable margins under the First Lien Agreement are subject to stepdowns based on our first lien net leverage ratio. In connection with the closing of the IPO, each applicable margin was reduced further by 0.25%. In addition, the borrower, First Advantage Holdings, LLC, which is an indirect wholly-owned subsidiary of the Company, is required to pay a commitment fee on any unutilized commitments under the revolving credit facility. The commitment fee rate ranges between 0.25% and 0.50% per annum based on our first lien net leverage ratio. The borrower is also required to pay customary letter of credit fees.

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

Cash Flow Analysis

Comparison of Cash Flows for the six months ended June 30, 2023 compared to the six months ended June 30, 2022

The following table is a summary of our cash flow activity for the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$71,722	$96,412
Net cash used in investing activities	(13,318)	(34,363)
Net cash (used in) provided by financing activities	(50,984)	187

Cash Flows from Operating Activities

Net cash provided by operating activities was $71.7 million for the six months ended June 30, 2023, compared to $96.4 million for the six months ended June 30, 2022. Net cash provided by operating activities for the six months ended June 30, 2023 decreased by $24.7 million compared to the six months ended June 30, 2022. Cash flows from operating activities were impacted by the continuation of more modest hiring activity in the Americas and softness internationally resulting from the ongoing uncertainty from the economic environment that began to impact hiring demand in late 2022.

Cash Flows from Investing Activities

Net cash used in investing activities was $13.3 million for the six months ended June 30, 2023, compared to $34.4 million for the six months ended June 30, 2022. Net cash used in investing activities for the six months ended June 30, 2023 decreased by $21.0 million compared to the six months ended June 30, 2022. The cash flows used in investing activities for the six months ended June 30, 2023 were driven primarily by capitalized software development costs, which increased in 2023 as the Company continued to make incremental investments in its technology platform. Cash flows used in investing activities for the six months ended June 30, 2022 were incrementally impacted by the $19.1 million acquisition of Form I-9 Compliance, net of cash acquired.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(51.0) million for the six months ended June 30, 2023, compared to $0.2 million for the six months ended June 30, 2022. Cash outflows from financing activities for the six months ended June 30, 2023 were primarily driven by shares repurchased under the Company’s Repurchase Program. During the six months ended June 30, 2023, 3,895,737 shares were repurchased under the program for a total cost of $52.3 million. These outflows were offset by cash inflows related to share-based compensation activity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

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

Item 1A. Risk Factors.

As of June 30, 2023, no material changes had occurred in our risk factors, compared with the disclosure in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Use of Proceeds

On June 25, 2021, we completed our IPO. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-256622), declared effective by the SEC on June 22, 2021.

There has been no material change in the expected use of the net proceeds from our IPO as described in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

Issuer Purchases of Equity Securities

The following information relates to the Company’s purchase of its common stock during each month within the second quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2023 - 4/30/2023	656,282	$13.19	656,282	$105,543,489
5/1/2023 - 5/31/2023	675,859	$12.90	675,859	$96,828,280
6/1/2023 - 6/30/2023	691,905	$14.01	691,905	$87,134,769
Total	2,024,046	$13.37	2,024,046	$87,134,769
(1)
Average price paid per share for shares purchased as part of our Repurchase Program (includes brokerage commissions).
(2)
On August 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock over the 12-month period ending August 2, 2023 (the “Repurchase Program”). On November 8, 2022, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $150.0 million and extended the program through December 31, 2023. On February 28, 2023, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $200.0 million. Through August 3, 2023, the Company repurchased approximately $114.5 million of shares under the Repurchase Program.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated herein by reference to Exhibit 3.1 of First Advantage’s Form 8-K filed on June 25, 2021).
3.2	Amended and Restated Bylaws of First Advantage Corporation (incorporated herein by reference to Exhibit 3.2 of First Advantage’s Form 8-K filed on June 25, 2021).
10.1†	First Amendment to First Advantage Corporation 2021 Omnibus Incentive Plan.
10.2†	Form of Notice re Amendment to Performance Award Vesting for previously issued grants, dated May 10, 2023.
10.3	Amendment No. 3 to First Lien Credit Agreement, dated as of June 23, 2023, among First Advantage Holdings, LLC, the revolving lenders party thereto, and Bank of America, N.A. as administrative agent.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in the Exhibit 101 attachments).

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

FIRST ADVANTAGE CORPORATION

Date: August 9, 2023	By:	/s/ Scott Staples
Scott Staples
Chief Executive Officer (principal executive officer)

Date: August 9, 2023	By:	/s/ David L. Gamsey
David L. Gamsey
Executive Vice President & Chief Financial Officer (principal financial officer)