Form 10-Q
period 2023-09-30
FIRST ADVANTAGE CORP
filed 2023-11-09
CIK 1210677

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 145,120,007 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

First Advantage Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$164,874	$391,655
Restricted cash	133	141
Short-term investments	2,167	1,956
Accounts receivable (net of allowance for doubtful accounts of $1,571 and $1,348 at September 30, 2023 and December 31, 2022, respectively)	156,912	143,811
Prepaid expenses and other current assets	19,335	25,407
Income tax receivable	5,893	3,225
Total current assets	349,314	566,195
Property and equipment, net	89,673	113,529
Goodwill	820,970	793,080
Trade name, net	65,690	71,162
Customer lists, net	291,559	326,014
Deferred tax asset, net	3,188	2,422
Other assets	9,053	13,423
TOTAL ASSETS	$1,629,447	$1,885,825
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$55,954	$54,947
Accrued compensation	15,954	22,702
Accrued liabilities	16,502	16,400
Current portion of operating lease liability	4,733	4,957
Income tax payable	480	724
Deferred revenues	1,159	1,056
Total current liabilities	94,782	100,786
Long-term debt (net of deferred financing costs of $6,712 and $8,075 at September 30, 2023 and December 31, 2022, respectively)	558,012	556,649
Deferred tax liability, net	82,215	90,556
Operating lease liability, less current portion	3,847	7,879
Other liabilities	2,591	3,337
Total liabilities	741,447	759,207
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 145,217,657 and 148,732,603 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	145	149
Additional paid-in-capital	972,063	1,176,163
Accumulated deficit	(61,354)	(27,363)
Accumulated other comprehensive loss	(22,854)	(22,331)
Total equity	888,000	1,126,618
TOTAL LIABILITIES AND EQUITY	$1,629,447	$1,885,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
REVENUES	$200,364	$205,986	$561,199	$597,428

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization below)	101,410	104,300	285,468	301,023
Product and technology expense	13,107	13,250	38,374	39,969
Selling, general, and administrative expense	30,217	28,034	88,881	87,715
Depreciation and amortization	32,419	34,744	96,341	103,185
Total operating expenses	177,153	180,328	509,064	531,892
INCOME FROM OPERATIONS	23,211	25,658	52,135	65,536

OTHER EXPENSE, NET:
Interest expense, net	7,557	1,740	20,125	4,002
Total other expense, net	7,557	1,740	20,125	4,002
INCOME BEFORE PROVISION FOR INCOME TAXES	15,654	23,918	32,010	61,534
Provision for income taxes	4,881	6,709	9,530	17,076
NET INCOME	$10,773	$17,209	$22,480	$44,458

Foreign currency translation loss	(1,610)	(10,253)	(523)	(23,089)
COMPREHENSIVE INCOME	$9,163	$6,956	$21,957	$21,369

NET INCOME	$10,773	$17,209	$22,480	$44,458
Basic net income per share	$0.08	$0.11	$0.16	$0.29
Diluted net income per share	$0.07	$0.11	$0.15	$0.29
Weighted average number of shares outstanding - basic	143,231,707	150,930,340	144,392,463	150,740,418
Weighted average number of shares outstanding - diluted	144,733,357	152,357,307	146,392,996	152,375,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,480	$44,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,341	103,185
Amortization of deferred financing costs	1,362	1,347
Bad debt expense (recovery)	134	(6)
Deferred taxes	(8,723)	5,536
Share-based compensation	10,449	5,824
Loss on foreign currency exchange rates	26	115
Loss on disposal of fixed assets and impairment of ROU assets	1,724	197
Change in fair value of interest rate swaps	(2,201)	(11,376)
Changes in operating assets and liabilities:
Accounts receivable	(12,162)	3,063
Prepaid expenses and other assets	8,661	700
Accounts payable	531	165
Accrued compensation and accrued liabilities	(8,389)	(9,337)
Deferred revenues	87	(116)
Operating lease liabilities	(1,134)	(773)
Other liabilities	(198)	1,055
Income taxes receivable and payable, net	(2,908)	(1,195)
Net cash provided by operating activities	106,080	142,842
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(41,122)	(19,044)
Purchases of property and equipment	(1,798)	(6,034)
Capitalized software development costs	(18,781)	(16,320)
Other investing activities	(231)	872
Net cash used in investing activities	(61,932)	(40,526)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(217,683)	—
Share repurchases	(55,917)	(2,248)
Payments on finance lease obligations	(97)	(673)
Payments on deferred purchase agreements	(703)	(704)
Proceeds from issuance of common stock under share-based compensation plans	4,089	3,090
Net settlement of share-based compensation plan awards	(254)	(292)
Net cash used in financing activities	(270,565)	(827)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(372)	(3,879)
(Decrease) increase in cash, cash equivalents, and restricted cash	(226,789)	97,610
Cash, cash equivalents, and restricted cash at beginning of period	391,796	292,790
Cash, cash equivalents, and restricted cash at end of period	$165,007	$390,400

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$21,006	$11,321
Cash paid for interest	$33,787	$17,640
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on account	$25	$105
Excise taxes on share repurchases incurred but not paid	$558	$—
Dividends declared but not paid	$701	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – December 31, 2022	$149	$1,176,163	$(27,363)	$(22,331)	$1,126,618
Share-based compensation	—	2,058	—	—	2,058
Repurchases of common stock	(2)	—	(25,515)	—	(25,517)
Proceeds from issuance of common stock under share-based compensation plans	0	1,399	—	—	1,399
Common stock withheld for tax obligations on restricted stock unit and option settlement	0	(25)	—	—	(25)
Foreign currency translation	—	—	—	869	869
Net income	—	—	1,925	—	1,925
BALANCE – March 31, 2023	$147	$1,179,595	$(50,953)	$(21,462)	$1,107,327
Share-based compensation	—	3,601	—	—	3,601
Repurchases of common stock	(2)	—	(27,337)	—	(27,339)
Proceeds from issuance of common stock under share-based compensation plans	0	705	—	—	705
Common stock withheld for tax obligations on restricted stock unit and option settlement	0	(186)	—	—	(186)
Foreign currency translation	—	—	—	218	218
Net income	—	—	9,782	—	9,782
BALANCE – June 30, 2023	$145	$1,183,715	$(68,508)	$(21,244)	$1,094,108
Share-based compensation	—	4,790	—	—	4,790
Repurchases of common stock	0	—	(3,619)	—	(3,619)
Cash dividends declared, $1.50 per share	—	(218,384)	—	—	(218,384)
Proceeds from issuance of common stock under share-based compensation plans	0	1,985	—	—	1,985
Common stock withheld for tax obligations on restricted stock unit and option settlement	0	(43)	—	—	(43)
Foreign currency translation	—	—	—	(1,610)	(1,610)
Net income	—	—	10,773	—	10,773
BALANCE – September 30, 2023	$145	$972,063	$(61,354)	$(22,854)	$888,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Continued)

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of September 30, 2023 (in thousands):

	Level 1	Level 2	Level 3
Assets
Interest rate collars	$—	$4,917	$—
Interest rate swap	$—	$982	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Other intangible assets are subject to nonrecurring fair value measurement as the result of business acquisitions. The fair values of these assets were estimated using the present value of expected future cash flows through unobservable inputs (Level 3).

Business Combinations— The Company records business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, identifiable assets acquired and liabilities assumed are recorded at their acquisition-date fair values. The excess of the purchase price over the estimated fair value is recorded as goodwill. Changes in the estimated fair values of net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will adjust the amount of the purchase price allocable to goodwill. Measurement period adjustments are reflected in the period in which they occur.

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

Impairment of Long-Lived Assets — The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment, ROU assets, and finite-life intangible assets may not be recoverable or that indicate useful lives warrant revision. The Company determined that triggering events occurred for certain leases exited during the nine months ended September 30, 2023 which required an impairment review of certain ROU assets. Based on the results of the analysis, the Company recorded non-cash impairment charges of $1.8 million related to office space exited during the nine months ended September 30, 2023. Write down of abandoned property and equipment no longer in use was $0.3 million for the nine months ended September 30, 2023.

Concentrations of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash is deposited with major financial institutions and, at times, such balances with each financial institution may be in excess of insured limits. The Company has not experienced, and does not anticipate, any losses with respect to its cash deposits. Accounts receivable represent credit granted to customers for services provided. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. The Company had one customer which represented approximately 11% of its consolidated revenues during both the three and nine months ended September 30, 2023. The Company had one customer which represented approximately 10% of its consolidated revenues during the three months ended September 30, 2022. The Company did not have any customers which represented 10% or more of consolidated revenues during the nine months ended September 30, 2022. Additionally, the Company did not have any customers which represented 10% or more of consolidated accounts receivable, net for any period presented.

Foreign Currency — The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using average exchange rates prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated net of tax in a separate component of equity. Currency translation loss included in accumulated other comprehensive income (loss) was approximately $(1.6) million and $(10.3) million for the three months ended September 30, 2023 and 2022, respectively. Currency translation loss included in accumulated other comprehensive income (loss) was approximately $(0.5) million and $(23.1) million for the nine months ended September 30, 2023 and 2022, respectively.

Gains or losses resulting from foreign currency transactions are included in the accompanying condensed consolidated statements of operations and comprehensive income, except for those relating to intercompany transactions of a long-term investment nature, which are captured in a separate component of equity as accumulated other comprehensive income (loss). Currency transaction income included in the accompanying condensed consolidated statements of operations and comprehensive income was approximately $0.1 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively. Currency transaction (loss) income included in the accompanying condensed consolidated statements of operations and comprehensive income was approximately $(0.2) million and $2.4 million for the nine months ended September 30, 2023 and 2022, respectively.

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the nine months ended September 30, 2023 that are expected to have a material impact on the condensed consolidated financial statements.

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

Note 3. Acquisitions

On September 1, 2023, the Company acquired 100% of the equity interest of a digital identity solutions company headquartered in New York, for $41.0 million. The acquired company operates under the trade name Infinite ID. The acquisition expands the Company’s network and portfolio of identity solutions in the United States. The acquired company was determined to constitute a business and the Company was deemed to be the acquirer under ASC 805. As a result, the Company has recorded the related purchase accounting as of September 1, 2023.

The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed (in thousands):

Consideration
Cash purchase price	$41,000
Other transaction adjustments	122
Total fair value of consideration transferred	$41,122
Current assets	$1,368
Property and equipment, including software developed for internal use	5,959
Customer lists	6,500
Other assets	236
Total liabilities	(1,041)
Total identifiable net assets	$13,022
Goodwill	$28,100

Goodwill recognized is not expected to be deductible for tax purposes. Results of operation have been included in the condensed consolidated financial statements of the Company’s Americas segment since the date of acquisition.

As of the date these condensed consolidated financial statements were issued, the purchase accounting related to this acquisition was incomplete as the valuation of certain working capital balances, intangible assets, deferred taxes, and certain customary transaction adjustments were not yet finalized. The Company has reflected the provisional amounts in these condensed consolidated financial statements. As such, the above balances may be adjusted in a future period as the valuation is finalized and these adjustments may be material to the condensed consolidated financial statements.

Note 4. Property and Equipment, net

Property and equipment, net as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Furniture and equipment	$26,494	$23,422
Capitalized software for internal use, acquired by business combination	232,505	227,405
Capitalized software for internal use, developed internally or otherwise purchased	79,544	60,187
Leasehold improvements	2,422	2,957
Total property and equipment	340,965	313,971
Less: accumulated depreciation and amortization	(251,292)	(200,442)
Property and equipment, net	$89,673	$113,529

Depreciation and amortization expense of property and equipment was approximately $16.9 million and $17.7 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense of property and equipment was approximately $50.0 million and $51.9 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 5. Goodwill, Trade Name, and Customer Lists

The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 by reportable segment were as follows (in thousands):

	Americas	International	Total
Balance – December 31, 2022	$677,171	$115,909	$793,080
Acquisition	28,100	—	28,100
Foreign currency translation	87	(297)	(210)
Balance – September 30, 2023	$705,358	$115,612	$820,970

The following summarizes the gross carrying value and accumulated amortization for the Company’s trade name and customer lists as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade name	$93,880	$(28,190)	$65,690	20 years
Customer lists	522,063	(230,504)	291,559	13-14 years
Total	$615,943	$(258,694)	$357,249

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade name	$93,959	$(22,797)	$71,162	20 years
Customer lists	515,762	(189,748)	326,014	13-14 years
Total	$609,721	$(212,545)	$397,176

Amortization expense of trade name and customer lists was approximately $15.5 million and $17.0 million for the three months ended September 30, 2023 and 2022, respectively. Amortization expense of trade name and customer lists was approximately $46.3 million and $51.3 million for the nine months ended September 30, 2023 and 2022, respectively. Trade name and customer lists are amortized on an accelerated basis based upon their estimated useful life.

Note 6. Long-term Debt

The fair value of the Company’s long-term debt obligation approximated its book value as of September 30, 2023 and December 31, 2022 and consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
First Lien Credit Facility	$564,724	$564,724
Less: Deferred financing costs	(6,712)	(8,075)
Long-term debt, net	$558,012	$556,649

The Company is a party to a First Lien Credit Agreement with its banking group (“Credit Agreement”), which provides for a term loan of $766.6 million due January 31, 2027 carrying an interest rate of 2.75% to 3.00%, based on the first lien ratio, plus LIBOR (“First Lien Credit Facility”) and a $100.0 million revolving credit facility due July 31, 2026 (“Revolver”). In June 2023, the Credit Agreement was amended to transition the reference rate from LIBOR to SOFR (the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York), with the addition of an applicable margin. The Credit Agreement is collateralized by substantially all assets and capital stock owned by direct and indirect domestic subsidiaries and are governed by certain restrictive covenants including limitations on indebtedness, liens, and other corporate actions such as investments and acquisitions. In the event the Company’s outstanding indebtedness under the Revolver exceeds 35% of the aggregate principal amount of the revolving commitments then in effect, it is required to maintain a consolidated first lien leverage ratio no greater than 7.75 to 1.00. As of September 30, 2023, there were no outstanding borrowings under the Revolver and $564.7 million outstanding under the First Lien Credit Facility. As the Company had no outstanding amounts under the Revolver, it was not subject to the consolidated first lien leverage ratio covenant. The Company was compliant with all other covenants under the agreement as of September 30, 2023.

Note 7. Derivatives

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

As of September 30, 2023, the Company had the following outstanding derivatives that were not designated as a hedge in qualifying hedging relationships:

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

The following is a summary of location and fair value of the financial positions recorded related to the derivative instruments (in thousands):

		Fair Value
Derivatives not designated as hedging instruments	Balance Sheet Location	As of September 30, 2023	As of December 31, 2022
Interest rate collars	Prepaid expenses and other current assets	$4,917	$11,570
Interest rate swap	Prepaid expenses and other current assets	$982	$—

The following is a summary of location and amount of gains recorded related to the derivative instruments (in thousands):

		Gain
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Income Statement Location	2023	2022	2023	2022
Interest rate collars	Interest expense, net	$109	$3,998	$878	$11,376
Interest rate swap	Interest expense, net	$857	$—	$1,323	$—

Note 8. Income Taxes

The Company’s income tax expense and balance sheet accounts reflect the results of the Company and its subsidiaries.

For the three and nine months ended September 30, 2023, the Company estimated the annual effective tax rate based on projected income for the full year and recorded a quarterly tax provision in accordance with the annual effective tax rate and adjusted for discrete tax items in the period.

The effective income tax rate for the three and nine months ended September 30, 2023 was 31.2% and 29.8%, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2023 was higher than the U.S. federal statutory rate of 21% primarily due to the Global Intangible Low-Taxed Income (“GILTI”) inclusion, nondeductible share-based compensation, and U.S. state income taxes.

The effective income tax rate for the three and nine months ended September 30, 2022 was 28.1% and 27.8%, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2022 was higher than the U.S. federal statutory rate of 21% primarily due to the GILTI inclusion, nondeductible share-based compensation, and U.S. state income taxes.

Note 9. Revenues

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

Contract balances are generated when the revenues recognized in a given period varies from billing. A contract asset is created when the Company performs a service for a customer and recognizes more revenues than what has been billed. The contract asset balance was $7.0 million and $6.5 million as of September 30, 2023 and December 31, 2022, respectively, and is included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

A contract liability is created when the Company transfers a good or service to a customer and recognizes less than what has been billed. The Company recognizes these contract liabilities as deferred revenues when the Company has an obligation to perform services for a customer in the future and has already received consideration from the customer. The contract liability balance was $1.2 million and $1.1 million as of September 30, 2023 and December 31, 2022, respectively, and is included in deferred revenues in the accompanying condensed consolidated balance sheets. An immaterial amount of revenues was recognized in the current period related to the beginning balance of deferred revenues.

For additional disclosures about the disaggregation of our revenues see Note 15, “Reportable Segments.”

Note 10. Share-based Compensation

Share-based compensation expense is recognized in cost of services, product and technology expense, and selling, general, and administrative expense, in the accompanying condensed consolidated statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Share-based compensation expense
Cost of services	$330	$292	$918	$842
Product and technology expense	640	402	1,665	918
Selling, general, and administrative expense	3,820	1,328	7,866	4,064
Total share-based compensation expense	$4,790	$2,022	$10,449	$5,824

Prior to the IPO, all share-based awards were issued by Fastball Holdco, L.P., the Company’s previous parent company, under individual grant agreements and the partnership agreement of such parent company (collectively the “2020 Equity Plan”). In connection with the IPO, the Company adopted the 2021 Omnibus Incentive Plan (as amended by the First Amendment, dated as of May 10, 2023, the “2021 Equity Plan”).

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

In connection with the Company’s declared dividend in August 2023, the exercise price of outstanding stock option awards and stock purchases under the Company’s employee stock purchase plan (“ESPP”) was reduced by $1.50, in accordance with the non-discretionary anti-dilution provisions of the equity and stock purchase plans. Historical exercise prices noted in the below tables have not been adjusted.

2020 Equity Plan

Awards issued under the 2020 Equity Plan consist of options. No awards were issued under the plan during the nine months ended September 30, 2023.

A summary of the stock option activity for the nine months ended September 30, 2023 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2022	Grants outstanding	2,843,342	$6.66
	Grants exercised	(357,772)	$6.13
	Grants cancelled/forfeited	(533,715)	$6.68
September 30, 2023	Grants outstanding	1,951,855	$5.15	6.4 Years	$16.9 million
September 30, 2023	Grants vested	539,767	$5.12	6.2 Years	$4.7 million
September 30, 2023	Grants unvested	1,412,088	$5.16

2021 Equity Plan

The 2021 Equity Plan is intended to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders. The 2021 Equity Plan provides for the grant of awards of stock options, stock appreciation rights, restricted shares, restricted stock units, and other equity-based or cash-based awards as determined by the Company’s Compensation Committee. The 2021 Equity Plan initially had a total of 17,525,000 shares of common stock reserved. The number of reserved shares automatically increases on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030, in an amount equal to the lesser of (x) 2.5% of the total number of shares of common stock outstanding on the last day of the immediately preceding calendar year and (y) a number of shares as determined by the Board of Directors. As of September 30, 2023, 16,873,494 shares were available for issuance under the 2021 Equity Plan.

Stock Options

A summary of the stock option activity for the nine months ended September 30, 2023 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2022	Grants outstanding	4,311,662	$15.24
	Grants issued	384,994	$11.96
	Grants cancelled/forfeited	(87,038)	$15.54
September 30, 2023	Grants outstanding	4,609,618	$13.57	8.0 Years	$2.1 million
September 30, 2023	Grants vested	1,548,685	$13.64	7.9 Years	$0.5 million
September 30, 2023	Grants unvested	3,060,933	$13.53

The fair value for stock options granted for the nine months ended September 30, 2023 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Options
Expected stock price volatility	35.48%
Risk-free interest rate	3.64%
Expected term (in years)	6.25
Fair-value of the underlying unit	$11.96

Restricted Stock Units

A summary of the restricted stock units (“RSU”) activity for the nine months ended September 30, 2023 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2022	Nonvested RSUs	472,332	$16.00
	Granted	152,346	$13.31
	Vested	(113,441)	$14.76
	Forfeited	(27,208)	$16.00
September 30, 2023	Nonvested RSUs	484,029	$15.45

Restricted Stock

A summary of the restricted stock activity for the nine months ended September 30, 2023 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2022	Nonvested restricted stock	2,281,300	$3.85
	Vested	(326,670)	$3.85
September 30, 2023	Nonvested restricted stock	1,954,630	$8.50

As of September 30, 2023, the Company had approximately $41.1 million of unrecognized pre-tax non-cash compensation expense, comprised of approximately $15.7 million related to restricted stock, $6.2 million related to RSUs, and approximately $19.2 million related to stock options, which the Company expects to recognize over a weighted average period of 1.4 years.

2021 Employee Stock Purchase Plan

The Company adopted the First Advantage Corporation 2021 Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation to acquire Company stock during designated offering periods. During each offering period, there is one six-month purchase period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. The Company recorded an associated expense of approximately $0.2 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. The Company recorded an associated expense of approximately $0.7 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 11. Equity

Preferred Stock

As of September 30, 2023 and December 31, 2022, 250,000,000 shares of Preferred Stock were authorized, and no Preferred Stock was issued or outstanding.

Share Repurchase Program

On August 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock over the 12-month period ending August 2, 2023 (the “Repurchase Program”). On November 8, 2022, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $150.0 million and extended the program through December 31, 2023. On February 28, 2023, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $200.0 million. On September 14, 2023, the Company announced that its Board of Directors approved a one-year extension of its share repurchase authorization, extending the previously authorized $200.0 million program through December 31, 2024.

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

A summary of the stock repurchase activity under the Repurchase Program, is summarized as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Shares repurchased	244,782	4,140,519
Average price per share	$14.63	$13.50
Costs recorded to accumulated deficit
Total repurchase costs	$3,577	$55,829
Additional associated costs	42	642
Total costs recorded to accumulated deficit	$3,619	$56,471

As of September 30, 2023, the remaining authorized value of shares available to be repurchased under this program was approximately $83.6 million.

Repurchased shares of common stock are retired. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is reflected as a reduction to accumulated deficit. Additional associated costs include the related brokerage commissions and excise taxes on share repurchases.

Dividend

On August 8, 2023, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share to stockholders of record at the close of business on August 21, 2023. An aggregate cash dividend of $217.7 million was paid on August 31, 2023. Dividends accrued for unvested RSUs are contingent and payable upon vesting of the underlying award. The Company recorded liabilities of $0.3 million and $0.4 million in accrued liabilities and other liabilities, respectively, in the accompanying condensed consolidated balance sheets as of September 30, 2023.

Note 12. Commitments and Contingencies

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

For all pending matters, the Company believes it has meritorious defenses and intends to defend vigorously or otherwise seek indemnification from other parties as appropriate. However, the Company has recorded a liability of $4.6 million and $4.4 million at September 30, 2023 and December 31, 2022, respectively, for matters that it believes a loss is both probable and estimable. This is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Note 13. Related Party Transactions

The Company had no material related party transactions.

Note 14. Net Income Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic net income per share	$0.08	$0.11	$0.16	$0.29
Diluted net income per share	$0.07	$0.11	$0.15	$0.29
Numerator:
Net income (in thousands)	$10,773	$17,209	$22,480	$44,458
Denominator:
Weighted average number of shares outstanding - basic	143,231,707	150,930,340	144,392,463	150,740,418
Add stock options to purchase shares and restricted stock units	1,501,650	1,426,967	2,000,533	1,634,694
Weighted average number of shares outstanding - diluted	144,733,357	152,357,307	146,392,996	152,375,112

For the three months ended September 30, 2023 and 2022, 4,739,037 and 2,918,315 stock options and RSUs were excluded from the calculation of diluted net income per share, respectively, because their effects were anti-dilutive. For the nine months ended September 30, 2023 and 2022, 4,754,689 and 2,614,866 stock options and RSUs were excluded from the calculation of diluted net income per share, respectively, because their effects were anti-dilutive.

Note 15. Reportable Segments

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

The segment financial information below aligns with how we report information to our CODM to assess operating performance and how the Company manages the business. Corporate costs are generally allocated to the segments based upon estimated revenue levels and other assumptions that management considers reasonable. The CODM does not review the Company’s assets by segment; therefore, such information is not presented. The accounting policies of the segments are the same as described in Note 2, “Summary of Significant Accounting Policies” and Note 9, “Revenues.”

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

A reconciliation of Segment Adjusted EBITDA to net income for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted EBITDA
Americas	$60,188	$57,205	$157,168	$156,978
International	4,603	6,983	12,154	21,644
Total	$64,791	$64,188	$169,322	$178,622
Adjustments to reconcile to net income:
Interest expense, net	7,557	1,740	20,125	4,002
Provision for income taxes	4,881	6,709	9,530	17,076
Depreciation and amortization	32,419	34,744	96,341	103,185
Share-based compensation	4,790	2,022	10,449	5,824
Transaction and acquisition-related charges (a)	1,571	1,908	3,832	4,585
Integration, restructuring, and other charges (b)	2,800	(144)	6,565	(508)
Net income	$10,773	$17,209	$22,480	$44,458
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Also includes incremental professional service fees incurred related to the initial public offering and subsequent one-time compliance efforts. The three and nine months ended September 30, 2023 and 2022 include a transaction bonus expense related to one of the Company’s 2021 acquisitions.
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

The following summarizes revenues by geographical region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Americas	$176,046	$176,091	$490,784	$506,770
International	25,805	31,628	74,766	96,413
Eliminations	(1,487)	(1,733)	(4,351)	(5,755)
Total revenues	$200,364	$205,986	$561,199	$597,428

The following table sets forth net long-lived assets by geographic area (in thousands):

	September 30, 2023	December 31, 2022
Long-lived assets, net
United States, country of domicile	$1,104,924	$1,134,201
All other countries	169,062	180,258
Total long-lived assets, net	$1,273,986	$1,314,459

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of First Advantage Corporation’s financial condition and results of operations is provided as a supplement to the condensed consolidated financial statements for the three and nine months ended September 30, 2023, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

These forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Such risks and uncertainties include, but are not limited to, the following: negative changes in external events beyond our control, including our customers’ onboarding volumes, economic drivers which are sensitive to macroeconomic cycles, such as interest rate volatility and inflation, geopolitical unrest, uncertainty in financial markets (including as a result of recent events affecting financial institutions), and the COVID-19 pandemic; our operations in a highly regulated industry and the fact that we are subject to numerous and evolving laws and regulations, including with respect to personal data, data security, and artificial intelligence; inability to identify and successfully implement our growth strategies on a timely basis or at all; potential harm to our business, brand, and reputation as a result of security breaches, cyber-attacks, or the mishandling of personal data; operating in a penetrated and competitive market; our reliance on third-party data providers; due to the sensitive and privacy-driven nature of our products and solutions, we could face liability and legal or regulatory proceedings, which could be costly and time-consuming to defend and may not be fully covered by insurance; our international business exposes us to a number of risks; real or perceived errors, failures, or bugs in our products could adversely affect our business, results of operations, financial condition, and growth prospects; our ability to identify attractive targets or successfully complete such transactions; the timing, manner and volume of repurchases of common stock pursuant to our share repurchase program; failure to comply with anti-corruption laws and regulations; disruptions at our Global Operating Center and other operating centers; our contracts with our customers, which do not guarantee exclusivity or contracted volumes; disruptions, outages, or other errors with our technology and network infrastructure, including our data centers, servers, and third-party cloud and internet providers and our migration to the cloud; the continued integration of our platforms and solutions with human resource providers such as applicant tracking systems and human capital management systems as well as our relationships with such human resource providers; risks relating to public opinion, which may be magnified by incidents or adverse publicity concerning our industry or operations; our reliance on third-party vendors to carry out certain portions of our operations; our dependence on the service of our key executive and other employees, and our ability to find and retain qualified employees; our ability to obtain, maintain, protect and enforce our intellectual property and other proprietary information; our ability to maintain, protect, and enforce the confidentiality of our trade secrets; the use of open-source software in our applications; the indemnification provisions in our contracts with our customers and third-party data suppliers; seasonality in our operations from quarter to quarter; our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations; Silver Lake’s control of us and the potential conflict of its interest with ours or those of our stockholders; and changing interpretations of tax laws.

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

We generated revenues of $200.4 million for the three months ended September 30, 2023, as compared to $206.0 million for the three months ended September 30, 2022 and generated revenues of $561.2 million for the nine months ended September 30, 2023, as compared to $597.4 million for the nine months ended September 30, 2022. Approximately 87% of our revenues for the nine months ended September 30, 2023 was generated in the Americas, predominantly in the United States, while the remaining 13% was generated in our International segment. Other than the United States, no single country accounted for 10% or more of our total revenues for the three and nine months ended September 30, 2023. Please refer to “Results of Operations” for further details.

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

Recent Developments

M&A

On September 1, 2023, the Company acquired 100% of the equity interest of a U.S.-based digital identity solutions company. The acquired company operates under the trade name Infinite ID. The acquisition expands the Company’s network and portfolio of identity solutions in the United States. The results of this company, which are not material, have been included in our Americas segment from the date of the acquisition.

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

Operating Expenses

We incur the following expenses related to our cost of revenues and operating expenses:

•
Cost of Services (exclusive of depreciation and amortization below): Consists of amounts paid to third parties for access to government records, other third-party data and services, and our internal processing fulfillment and customer care functions. In addition, cost of services includes expenses from our drug screening lab and collection site network as well as our court runner network. Third-party cost of services are largely variable in nature and are typically invoiced to our customers as direct pass-through costs. Cost of services also includes our salaries and benefits expense for personnel involved in the processing and fulfillment of our screening products and solutions, as well as our customer care organization and robotics process automation implementation team. Other costs included in cost of services relate to allocations of certain overhead costs for our revenue-generating products and solutions, primarily consisting of certain facility costs and administrative services allocated by headcount or another related metric. We do not allocate depreciation and amortization to cost of services.
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

Comparison of Results of Operations for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
Revenues	$200,364	$205,986	$561,199	$597,428

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	101,410	104,300	285,468	301,023
Product and technology expense	13,107	13,250	38,374	39,969
Selling, general, and administrative expense	30,217	28,034	88,881	87,715
Depreciation and amortization	32,419	34,744	96,341	103,185
Total operating expenses	177,153	180,328	509,064	531,892
Income from operations	23,211	25,658	52,135	65,536

Other Expense, Net:
Interest expense, net	7,557	1,740	20,125	4,002
Total other expense, net	7,557	1,740	20,125	4,002
Income before provision for income taxes	15,654	23,918	32,010	61,534
Provision for income taxes	4,881	6,709	9,530	17,076
Net income	$10,773	$17,209	$22,480	$44,458
Net income margin	5.4%	8.4%	4.0%	7.4%

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenues
Americas	$176,046	$176,091	$490,784	$506,770
International	25,805	$31,628	74,766	$96,413
Eliminations	(1,487)	$(1,733)	(4,351)	$(5,755)
Total revenues	$200,364	$205,986	$561,199	$597,428

Revenues were $200.4 million for the three months ended September 30, 2023, compared to $206.0 million for the three months ended September 30, 2022. Revenues for the three months ended September 30, 2023 decreased by $5.6 million, or 2.7%, compared to the three months ended September 30, 2022.

The decrease in revenues was primarily due to:

•
a net decrease of $16.2 million, or 7.9%, in existing customer revenues primarily driven by reduced demand from customers more impacted by macroeconomic events, the elevated levels of growth experienced in 2022 due to the post-pandemic recovery that did not sustain into 2023, and the impact of lost accounts. In the Americas segment, certain industry verticals were impacted by reduced hiring activity resulting in lower revenues. In the International segment, declines were more significantly experienced in the India and APAC markets, while the European market has remained more resilient. Together, these decreases were partially offset by ongoing contribution from upselling and cross-selling to existing customers, contributing $7.7 million, or 3.8%, of additional revenues, and increased revenues from certain existing customers not impacted by the macroeconomic declines.

The decrease in revenues was offset by:

•
increased revenues of $9.8 million, or 4.7%, primarily attributable to new customers in our Americas segment; and
•
revenues of $0.8 million, or 0.4%, attributable to the Infinite ID acquisition in the Americas segment.

Revenues were $561.2 million for the nine months ended September 30, 2023, compared to $597.4 million for the nine months ended September 30, 2022. Revenues for the nine months ended September 30, 2023 decreased by $36.2 million, or 6.1%, compared to the nine months ended September 30, 2022.

The decrease in revenues was primarily due to:

•
a net decrease of $63.8 million, or 10.7%, in existing customer revenues primarily driven by reduced demand from customers more impacted by macroeconomic events, the elevated levels of growth experienced in 2022 due to the post-pandemic recovery that did not sustain into 2023, and the impact of lost accounts. In the Americas segment, certain industry verticals were impacted by reduced hiring activity resulting in lower revenues. In the International segment, declines were more significantly experienced in the India and APAC markets. Together, these decreases were partially offset by ongoing strength in upselling and cross-selling to existing customers, contributing $24.1 million, or 4.0%, of additional revenues, and increased revenues from certain existing customers not impacted by the macroeconomic declines.

The decrease in revenues was offset by:

•
increased revenues of $26.8 million, or 4.5%, primarily attributable to new customers in our Americas segment; and
•
revenues of $0.8 million, or 0.1%, attributable to the Infinite ID acquisition in the Americas segment.

Pricing remained relatively stable across the 2023 periods.

Cost of Services

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
Revenues	$200,364	$205,986	$561,199	$597,428
Cost of services	101,410	104,300	285,468	301,023
Cost of services as a % of revenue	50.6%	50.6%	50.9%	50.4%

Cost of services was $101.4 million for the three months ended September 30, 2023, compared to $104.3 million for the three months ended September 30, 2022. Cost of services for the three months ended September 30, 2023 decreased by $2.9 million, or 2.8%, compared to the three months ended September 30, 2022.

The decrease in cost of services was primarily due to a $3.7 million decrease in personnel expenses in our operations and customer care functions as a result of cost savings actions taken by the Company, lower order volumes (particularly in the International segment), and productivity efficiencies from the implementation of additional automation programs.

The decrease in cost of services was offset by increased variable third-party data expenses of $1.2 million in the Americas segment as a result of variation in customer ordering mix.

Cost of services as a percentage of revenues was 50.6% for the three months ended September 30, 2023, consistent with the three months ended September 30, 2022.

Cost of services was $285.5 million for the nine months ended September 30, 2023, compared to $301.0 million for the nine months ended September 30, 2022. Cost of services for the nine months ended September 30, 2023 decreased by $15.6 million, or 5.2%, compared to the nine months ended September 30, 2022.

The decrease in cost of services was primarily due to:

•
a $11.5 million decrease in personnel expenses in our operations and customer care functions as a result of cost savings actions taken by the Company, as well as productivity efficiencies from the implementation of additional automation programs; and
•
a decrease in variable third-party data expenses of $4.6 million as a result of continued automation, decreased revenues, and variation in customer ordering mix.

The decrease in cost of services was partially offset by foreign currency exchange losses of $1.3 million due to the impact of foreign exchange rate volatility.

Cost of services as a percentage of revenues was 50.9% for the nine months ended September 30, 2023, compared to 50.4% for the nine months ended September 30, 2022. The cost of services percentage of revenues for the nine months ended September 30, 2023 was impacted by increases in certain third-party data costs due to variation in customer ordering mix. This increase was partially offset by cost savings from the Company’s continued implementation of automation and other process efficiencies, as well as certain cost savings actions taken by the Company.

Product and Technology Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Product and technology expense	$13,107	$13,250	$38,374	$39,969

Product and technology expense was $13.1 million for the three months ended September 30, 2023, compared to $13.3 million for the three months ended September 30, 2022. Product and technology expense for the three months ended September 30, 2023 decreased by a nominal amount compared to the three months ended September 30, 2022.

Product and technology expense was $38.4 million for the nine months ended September 30, 2023, compared to $40.0 million for the nine months ended September 30, 2022. Product and technology expense for the nine months ended September 30, 2023 decreased by $1.6 million, or 4.0%, compared to the nine months ended September 30, 2022.

The decrease in product and technology expense was primarily due to a $2.8 million decrease in personnel expenses primarily due to decreases in incentive compensation, partially offset by increased share-based compensation expense.

The decrease in product and technology expense was partially offset by a $1.9 million increase in software licensing related expenses.

Selling, General, and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Selling, general, and administrative expense	$30,217	$28,034	$88,881	$87,715

Selling, general, and administrative expense was $30.2 million for the three months ended September 30, 2023, compared to $28.0 million for the three months ended September 30, 2022. Selling, general, and administrative expense for the three months ended September 30, 2023 increased by $2.2 million, or 7.8%, compared to the three months ended September 30, 2022.

Selling, general, and administrative expense increased primarily due to a $2.5 million increase in share-based compensation expense primarily as a result of a modification to the vesting terms of outstanding unvested and unearned performance-based equity awards in May 2023.

Selling, general, and administrative expense was $88.9 million for the nine months ended September 30, 2023, compared to $87.7 million for the nine months ended September 30, 2022. Selling, general, and administrative expense for the nine months ended September 30, 2023 increased by $1.2 million, or 1.3%, compared to the nine months ended September 30, 2022.

Selling, general, and administrative expense increased primarily due to:

•
a $3.8 million increase in share-based compensation expense primarily as a result of a modification to the vesting terms of outstanding unvested and unearned performance-based equity awards in May 2023;
•
a $2.1 million increase in expenses related to litigation in the ordinary course of business;
•
a $1.8 million increase in expenses related to the impairment of certain operating lease assets resulting from office space exited during the year; and
•
foreign currency exchange losses of $1.3 million due to the impact of foreign exchange rate volatility.

The increase in selling, general, and administrative expense was partially offset by:

•
a $3.9 million decrease in commissions and bonus expenses due to lower performance against internal targets;
•
a $1.7 million decrease in personnel expenses as well as certain other cost savings actions taken by the Company; and
•
a number of other corporate expenses that decreased primarily as a result of cost savings actions taken by the Company.

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Depreciation and amortization	$32,419	$34,744	$96,341	$103,185

Depreciation and amortization was $32.4 million for the three months ended September 30, 2023, compared to $34.7 million for the three months ended September 30, 2022. Depreciation and amortization for the three months ended September 30, 2023 decreased by $2.3 million, or 6.7%, compared to the three months ended September 30, 2022. This decrease was partially offset by increases in depreciation related to assets placed in service during the three months ended September 30, 2023.

Depreciation and amortization was $96.3 million for the nine months ended September 30, 2023, compared to $103.2 million for the nine months ended September 30, 2022. Depreciation and amortization for the nine months ended September 30, 2023 decreased by $6.8 million, or 6.6%, compared to the nine months ended September 30, 2022. This decrease was partially offset by increases in depreciation related to assets placed in service during the nine months ended September 30, 2023.

Interest Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Interest expense, net	$7,557	$1,740	$20,125	$4,002

Interest expense, net was $7.6 million for the three months ended September 30, 2023, compared to $1.7 million for the three months ended September 30, 2022. Interest expense, net for the three months ended September 30, 2023 increased by $5.8 million, compared to the three months ended September 30, 2022.

The increase in interest expense was primarily attributable to higher interest expense on the First Lien Credit Facility as a result of increasing interest rates. Increases in interest expense were offset by interest income of $3.6 million earned on cash held within interest bearing accounts and $1.0 million of unrealized gains on the Company’s interest rate collar and swap.

Interest expense, net was $20.1 million for the nine months ended September 30, 2023, compared to $4.0 million for the nine months ended September 30, 2022. Interest expense, net for the nine months ended September 30, 2023 increased by $16.1 million, compared to the nine months ended September 30, 2022.

The increase in interest expense was primarily attributable to higher interest expense on the First Lien Credit Facility as a result of increasing interest rates. Increases in interest expense were offset by interest income of $11.8 million earned on cash held within interest bearing accounts and $2.2 million of unrealized gains on the Company’s interest rate collar and swap.

Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Provision for income taxes	$4,881	$6,709	$9,530	$17,076

Our provision for income taxes was $4.9 million for the three months ended September 30, 2023, compared to $6.7 million for the three months ended September 30, 2022. Our provision for income taxes for the three months ended September 30, 2023 decreased by $1.8 million, compared to the three months ended September 30, 2022.

The decrease in our provision for income taxes was primarily due to the decrease of income before income taxes during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Our provision for income taxes was $9.5 million for the nine months ended September 30, 2023, compared to $17.1 million for the nine months ended September 30, 2022. Our provision for income taxes for the nine months ended September 30, 2023 decreased by $7.5 million, compared to the nine months ended September 30, 2022.

The decrease in our provision for income taxes was primarily due to the decrease of income before income taxes during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Net Income and Net Income Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
Net income	$10,773	$17,209	$22,480	$44,458
Net income margin	5.4%	8.4%	4.0%	7.4%

Net income was $10.8 million for the three months ended September 30, 2023, compared to $17.2 million for the three months ended September 30, 2022. Net income for the three months ended September 30, 2023 decreased by $6.4 million compared to the three months ended September 30, 2022.

Net income margin was 5.4% for the three months ended September 30, 2023 compared to 8.4% for the three months ended September 30, 2022, as reduced demand from customers more impacted by macroeconomic events contributed to lower revenues and profitability.

Net income was $22.5 million for the nine months ended September 30, 2023, compared to $44.5 million for the nine months ended September 30, 2022. Net income for the nine months ended September 30, 2023 decreased by $22.0 million compared to the nine months ended September 30, 2022.

Net income margin was 4.0% for the nine months ended September 30, 2023 compared to 7.4% for the nine months ended September 30, 2022, as reduced demand from customers more impacted by macroeconomic events contributed to lower revenues and profitability, particularly as the Company cycled over the growth experienced in 2022 due to the post-pandemic recovery.

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

Adjusted EBITDA was $64.8 million for the three months ended September 30, 2023 and represented an Adjusted EBITDA Margin of 32.3%. Adjusted EBITDA was $64.2 million for the three months ended September 30, 2022 and represented an Adjusted EBITDA Margin of 31.2%. Adjusted EBITDA for the three months ended September 30, 2023 increased by $0.6 million, or 0.9%, compared to the three months ended September 30, 2022.

Adjusted EBITDA was $169.3 million for the nine months ended September 30, 2023 and represented an Adjusted EBITDA Margin of 30.2%. Adjusted EBITDA was $178.6 million for the nine months ended September 30, 2022 and represented an Adjusted EBITDA Margin of 29.9%. Adjusted EBITDA for the nine months ended September 30, 2023 decreased by $9.3 million, or 5.2%, compared to the nine months ended September 30, 2022.

Adjusted EBITDA declined during the nine months ended September 30, 2023, as macroeconomic events impacted our revenues attributed to existing customers. Decreases were further impacted by the effects of changes in foreign currencies. These decreases were partially offset by increased revenues from certain existing and new customers, including ongoing strength in upselling and cross-selling, cost structure benefits due to increased automation, operational efficiencies, and certain other cost savings actions taken by the Company in late 2022 and 2023.

The following table presents a reconciliation of Adjusted EBITDA for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$10,773	$17,209	$22,480	$44,458
Interest expense, net	7,557	1,740	20,125	4,002
Provision for income taxes	4,881	6,709	9,530	17,076
Depreciation and amortization	32,419	34,744	96,341	103,185
Share-based compensation	4,790	2,022	10,449	5,824
Transaction and acquisition-related charges (a)	1,571	1,908	3,832	4,585
Integration, restructuring, and other charges (b)	2,800	(144)	6,565	(508)
Adjusted EBITDA	$64,791	$64,188	$169,322	$178,622
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Also includes incremental professional service fees incurred related to the initial public offering and subsequent one-time compliance efforts. The three and nine months ended September 30, 2023 and 2022 include a transaction bonus expense related to one of the Company’s 2021 acquisitions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
Adjusted EBITDA	$64,791	$64,188	$169,322	$178,622
Revenues	200,364	205,986	561,199	597,428
Adjusted EBITDA Margin	32.3%	31.2%	30.2%	29.9%

The following table presents a calculation of Adjusted EBITDA by segment for the periods presented. See Note 15, “Reportable Segments” to the condensed consolidated financial statements for a reconciliation of Adjusted EBITDA for the periods presented by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
Adjusted EBITDA (1):
Americas	$60,188	$57,205	$157,168	$156,978
International	4,603	6,983	12,154	21,644
Adjusted EBITDA	$64,791	$64,188	$169,322	$178,622

Revenues
Americas	$176,046	$176,091	$490,784	$506,770
International	25,805	31,628	74,766	96,413
Less: intersegment eliminations	(1,487)	(1,733)	(4,351)	(5,755)
Total revenues	$200,364	$205,986	$561,199	$597,428

Adjusted EBITDA Margin
Americas	34.2%	32.5%	32.0%	31.0%
International	17.8%	22.1%	16.3%	22.4%
Adjusted EBITDA Margin	32.3%	31.2%	30.2%	29.9%
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

Adjusted Net Income was $40.0 million for the three months ended September 30, 2023, consistent with the three months ended September 30, 2022.

Adjusted Diluted Earnings Per Share was $0.28 for the three months ended September 30, 2023 increased by $0.02, or 7.7% compared to the three months ended September 30, 2022.

Adjusted Net Income was $103.2 million for the nine months ended September 30, 2023, compared to $111.5 million for the nine months ended September 30, 2022. Adjusted Net Income for the nine months ended September 30, 2023 decreased by $8.3 million, or 7.4%, compared to the nine months ended September 30, 2022.

Adjusted Diluted Earnings Per Share was $0.71 for the nine months ended September 30, 2023 decreased by $0.02, or 2.7% compared to the nine months ended September 30, 2022.

Adjusted Net Income and Adjusted Diluted Earnings Per Share declined during the nine months ended September 30, 2023, as reduced demand from customers more impacted by macroeconomic events contributed to lower revenues and profitability. Adjusted Net Income and Adjusted Diluted Earnings Per Share were further impacted by changes in acquisition-related depreciation and amortization and changes in our capital structure that are captured in interest expense. Gains or losses and actual cash payments and receipts on the Company’s interest rate swaps impact the comparability of Adjusted Net Income and Adjusted Diluted Earnings Per Share across historical periods. Adjusted Diluted Earnings Per Share is further impacted by shares repurchased under the Company’s share Repurchase Program.

The following table presents a reconciliation of Adjusted Net Income for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$10,773	$17,209	$22,480	$44,458
Provision for income taxes	4,881	6,709	9,530	17,076
Income before provision for income taxes	15,654	23,918	32,010	61,534
Debt-related charges(a)	2,532	(3,545)	7,033	(10,029)
Acquisition-related depreciation and amortization(b)	25,660	28,927	76,615	87,071
Share-based compensation	4,790	2,022	10,449	5,824
Transaction and acquisition-related charges(c)	1,571	1,908	3,832	4,585
Integration, restructuring, and other charges (d)	2,800	(144)	6,565	(508)
Adjusted Net Income before income tax effect	53,007	53,086	136,504	148,477
Less: Income tax effect(e)	12,972	13,083	33,279	36,971
Adjusted Net Income	$40,035	$40,003	$103,225	$111,506

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Diluted net income per share (GAAP)	$0.07	$0.11	$0.15	$0.29
Adjusted Net Income adjustments per share
Income taxes	0.03	0.04	0.07	0.11
Debt-related charges (a)	0.02	(0.02)	0.05	(0.07)
Acquisition-related depreciation and amortization (b)	0.18	0.19	0.52	0.57
Share-based compensation	0.03	0.01	0.07	0.04
Transaction and acquisition related charges (c)	0.01	0.01	0.03	0.03
Integration, restructuring, and other charges (d)	0.02	(0.00)	0.04	(0.00)
Adjusted income taxes (e)	(0.09)	(0.09)	(0.23)	(0.24)
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.28	$0.26	$0.71	$0.73

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP and Non-GAAP)	144,733,357	152,357,307	146,392,996	152,375,112
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
(c)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Also includes incremental professional service fees incurred related to the initial public offering and subsequent one-time compliance efforts. The three and nine months ended September 30, 2023 and 2022 include a transaction bonus expense related to one of the Company’s 2021 acquisitions.
(d)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, and (gains) losses on the sale of assets.
(e)
Effective tax rates of approximately 24.5% and 24.4% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three and nine months ended September 30, 2023, respectively. Effective tax rates of approximately 24.6% and 24.9% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three and nine months ended September 30, 2022, respectively. As of December 31, 2022, we had net operating loss carryforwards of approximately $11.0 million for federal income tax purposes available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we may pay for federal income taxes differs significantly from the effective income tax rate computed in accordance with GAAP and from the normalized rates shown above.

Liquidity and Capital Resources

Liquidity

The Company’s primary liquidity requirements are for working capital, continued investments in software development and other capital expenditures, and other strategic investments. In the second quarter of 2023, the Company fully utilized its remaining U.S. Federal income tax net operating loss carryforwards. As a result, income taxes will become a material use of funds, depending on our future profitability and future tax rates. The Company’s liquidity needs are met primarily through existing balance sheet cash, cash flows from operations, as well as funds available under our revolving credit facility and proceeds from our term loan borrowings. Our cash flows from operations include cash received from customers, less cash costs to provide services to our customers, which includes general and administrative costs and interest payments.

As of September 30, 2023, we had $164.9 million in cash and cash equivalents and $100.0 million available under our revolving credit facility. As of September 30, 2023, we had $564.7 million of total debt outstanding. We believe our cash on hand, together with amounts available under our revolving credit facility, and cash provided by operating activities are and will continue to be adequate to meet our operational and business needs in the next twelve months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors that may be beyond our control, including those described under our “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

On November 8, 2022, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $150.0 million and extended the program through December 31, 2023. On February 28, 2023, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $200.0 million. On September 14, 2023, the Company announced that its Board of Directors approved a one-year extension of its share repurchase authorization, extending the previously authorized $200.0 million program through December 31, 2024. Through November 6, 2023, the Company repurchased approximately $118.4 million of shares under the Repurchase Program.

Dividends

On August 8, 2023, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share to stockholders of record at the close of business on August 21, 2023. The cash dividend was paid on August 31, 2023.

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

Cash Flow Analysis

Comparison of Cash Flows for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

The following table is a summary of our cash flow activity for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$106,080	$142,842
Net cash used in investing activities	(61,932)	(40,526)
Net cash used in financing activities	(270,565)	(827)

Cash Flows from Operating Activities

Net cash provided by operating activities was $106.1 million for the nine months ended September 30, 2023, compared to $142.8 million for the nine months ended September 30, 2022. Net cash provided by operating activities for the nine months ended September 30, 2023 decreased by $36.8 million compared to the nine months ended September 30, 2022. Cash flows from operating activities were impacted by the continuation of more modest hiring activity in the Americas and softness internationally resulting from the ongoing uncertainty from the economic environment that began to impact hiring demand in late 2022. Additionally, cash flows from operating activities in 2023 were impacted by a $9.2 million outflow due to working capital.

Cash Flows from Investing Activities

Net cash used in investing activities was $61.9 million for the nine months ended September 30, 2023, compared to $40.5 million for the nine months ended September 30, 2022. Net cash used in investing activities for the nine months ended September 30, 2023 increased by $21.4 million compared to the nine months ended September 30, 2022. Cash flows used in investing activities were primarily impacted by the $41.1 million Infinite ID acquisition, net of cash acquired and other transaction adjustments, during the nine months ended September 30, 2023. Cash flows used in investing activities for the nine months ended September 30, 2022 were impacted by the $19.1 million acquisition of Form I-9 Compliance, net of cash acquired.

Cash Flows from Financing Activities

Net cash used in financing activities was $270.6 million for the nine months ended September 30, 2023, compared to $0.8 million for the nine months ended September 30, 2022. Net cash used in financing activities for the nine months ended September 30, 2023 were impacted by the Company’s one-time special cash dividend of $1.50 per share to stockholders of record at the close of business on August 21, 2023 and shares repurchased under the Company’s Repurchase Program. An aggregate cash dividend of $217.7 million was paid on August 31, 2023. During the nine months ended September 30, 2023, the Company repurchased 4,140,519 shares for a total cost of $55.9 million. These outflows were offset partially by cash inflows related to share-based compensation activity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

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

Item 1A. Risk Factors.

As of September 30, 2023, no material changes had occurred in our risk factors, compared with the disclosure in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Use of Proceeds

On June 25, 2021, we completed our IPO. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-256622), declared effective by the SEC on June 22, 2021.

As of September 30, 2023, we have fully used the net proceeds of $316.5 million from our IPO as follows: (i) $200.0 million debt repayment on the Company’s First Lien Credit Facility and (ii) $116.5 million for dividends.

Issuer Purchases of Equity Securities

The following information relates to the Company’s purchase of its common stock during each month within the third quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2023 - 7/31/2023	70,793	$14.96	70,793	$86,075,746
8/1/2023 - 8/31/2023	173,989	$14.50	173,989	$83,552,658
9/1/2023 - 9/30/2023	—	$—	—	$83,552,658
Total	244,782	$14.63	244,782	$83,552,658
(1)
Average price paid per share for shares purchased as part of our Repurchase Program (includes brokerage commissions).
(2)
On August 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock over the 12-month period ending August 2, 2023 (the “Repurchase Program”). On November 8, 2022, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $150.0 million and extended the program through December 31, 2023. On February 28, 2023, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $200.0 million. On September 14, 2023, the Company announced that its Board of Directors approved a one-year extension of its share repurchase authorization, extending the previously authorized $200.0 million program through December 31, 2024. Through November 6, 2023, the Company repurchased approximately $118.4 million of shares under the Repurchase Program.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K), except as described in the table below.

Trading Arrangement
Director/Officer Name	Title	Date of Adoption/Termination	Rule 10b5-1(1)	Non-Rule 10b5-1	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(2)	Aggregate Number of Securities to Be Purchased or Sold
James L. Clark	Director	Adopted August 14, 2023	X		August 9, 2024	Sale of up to 7,703 shares of common stock in multiple transactions
Joseph Jaeger	President, Americas	Terminated August 14, 2023	X		December 29, 2023	Sale of up to 45,500 shares of common stock in multiple transactions
Joseph Jaeger	President, Americas	Adopted August 14, 2023	X		August 23, 2024	Sale of up to 40,000 shares of common stock in multiple transactions
(1)
Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2)
A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.

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

FIRST ADVANTAGE CORPORATION

Date: November 9, 2023	By:	/s/ Scott Staples
Scott Staples
Chief Executive Officer (principal executive officer)

Date: November 9, 2023	By:	/s/ David L. Gamsey
David L. Gamsey
Executive Vice President & Chief Financial Officer (principal financial officer)