Form 10-K
period 2023-12-31
FIRST ADVANTAGE CORP
filed 2024-02-29
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $771,746,746 based on the last reported sales price of the common stock as reported on Nasdaq. The number of shares of Common Stock outstanding as of February 23, 2024 was 145,160,557.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated herein by reference in Part III.

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
•
Social, ethical, and legal issues relating to the use of new and evolving technologies, such as artificial intelligence and machine learning, in our offerings may result in reputational harm and liability.
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
•
The failure to complete our acquisition of Sterling Check Corp. may adversely affect our business and our stock price.
•
Failure to realize the benefits expected from the Acquisition (as defined below) could adversely affect the value of our common stock.
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
•
We are not guaranteed exclusivity or volumes in our contracts with our customers and our customers may experience major business changes that impact our current or future revenue streams.
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
•
We do not intend to pay dividends for the foreseeable future.
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

Trademarks, Service Marks, and Tradenames

We own a number of registered and common law trademarks and pending applications for trademark registrations in the United States and other countries, including, for example: First Advantage, Profile Advantage, Enterprise Advantage, Insight Advantage, Verified!, HEAL, RoadReady, and Corporate Screening, among others. Unless otherwise indicated, all trademarks, tradenames, and service marks appearing in this Annual Report are proprietary to us, our affiliates, and/or licensors. This Annual Report also contains trademarks, tradenames, and service marks of other companies, which are the property of their respective owners. Solely for convenience, the trademarks, tradenames, and service marks referred to in this Annual Report may appear without the ® and TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, tradenames, and service marks. We do not intend our use or display of other parties’ trademarks, tradenames, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I

Item 1. Business.

Our Company

First Advantage is a leading provider of employment background screening, identity, and verification solutions. We deliver innovative services and insights that help our customers manage risk and hire the best talent. Enabled by our proprietary technology, we help companies protect their brands and provide safer environments for their customers and their most important resources: employees, contractors, contingent workers, tenants, and drivers.

We manage one of the earliest and most important interactions between an applicant and our customer. Most applicants view their screening experience as a reflection of the hiring organization and its onboarding process. Our comprehensive product suite includes criminal background checks, drug / health screening, extended workforce screening, biometrics and identity, education / work verifications, resident screening, fleet / driver compliance, executive screening, data analytics, continuous monitoring, social media monitoring, and hiring tax incentives. We derive a substantial majority of our revenues from pre-onboarding screening and perform screens in over 200 countries and territories, enabling us to serve as a one-stop-shop provider to both multinational companies and growth companies. In 2023, we performed approximately 100 million screens on behalf of more than 30,000 customers spanning the globe and all major industry verticals. We often have multiple stakeholders within our customers, including Executive Management, Human Resources, Talent Acquisition, Compliance, Risk, Legal, Safety, and Vendor Management, who rely on our products and solutions.

We seek to grow market share by focusing on high volume hiring industries and companies, increasing our share with existing customers, upselling and cross-selling new products and solutions, and winning new customers.

Our verticalized go-to-market strategy delivers highly relevant solutions for targeted industry sectors. This approach enables us to build a diversified customer portfolio and effectively serve many of the largest, most sophisticated, and fastest-growing companies in the world. We have built a powerful and efficient customer-centric sales model fueled by frequent engagement with our customers and deep subject matter expertise in industry-specific compliance and regulatory requirements, which allows us to create tailored solutions and drive consistent upsell and cross-sell opportunities. Our sales engine is powered by dedicated Sales and Solutions Engineering professionals working alongside Customer Success team members who have successfully maintained high customer satisfaction, retention, and growth, as evidenced by our industry-leading net promoter score (“NPS”), average 12-year tenure of our top 100 customers, and gross retention rate of approximately 97% as of December 31, 2023. Our go-to-market strategy continues to drive particular strength with Enterprise customers in sectors with attractive secular trends such as e-commerce, retail, transportation, warehousing, healthcare, and staffing.

We have designed our technology to be highly configurable, scalable, and extensible. Our platform is embedded in our customers’ core enterprise workflows and interfaces with more than 75 third-party Human Capital Management (“HCM”) software platforms, including Applicant Tracking Systems (“ATS”), providing us with real-time visibility and input into our customers’ human resources processes. We leverage our proprietary internal databases—which include over 765 million criminal, education, and work history observations as of December 31, 2023—and an extensive and highly curated network of more than 3,900 automated and/or integrated third-party data providers and robotic process automation (“RPA”) bots. Third-party data providers include federal, state, and local government entities; court runners; drug and health testing labs and collection sites; credit bureaus; and education and work history data providers. Our platform efficiently and intelligently integrates data from these proprietary internal databases as well as external data sources using automation, APIs, and machine learning. Our investments in RPA further enables rapid turnaround times. For example, in 2023 alone, approximately 90% of our criminal searches in the United States were completed within one day. Our platform prioritizes data privacy and compliance and is powered by robust compliance functionality. This enables us to address each customer’s unique requirements in an efficient and automated manner while also ensuring compliance with complex data usage guidelines and regulatory requirements across global jurisdictions and industry-specific regulatory frameworks.

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

Pending Acquisition of Sterling Check Corp.

On February 28, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among First Advantage, Sterling Check Corp., a Delaware corporation (“Sterling”), and Starter Merger Sub, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of First Advantage (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into Sterling, with Sterling continuing as the surviving corporation in such merger and becoming an indirect, wholly owned subsidiary of First Advantage. The cash-and-stock transaction (the “Acquisition”) values Sterling at approximately $2.2 billion.

In connection with the execution of the Merger Agreement, First Advantage Holdings, LLC, a subsidiary of the Company (the “Borrower”), entered into a commitment letter with certain financial institutions that committed to provide, subject to the terms and conditions of the commitment letter, an incremental term loan in an aggregate principal amount of $1.820 billion and incremental revolving commitments in an aggregate principal amount of $150 million, in each case, under the Borrower’s existing credit agreement. Such financial institutions also agreed to extend the maturity date of the Borrower’s revolving credit facility from July 31, 2026 to the date that is the fifth anniversary of the closing date of the Acquisition.

The Acquisition is subject to satisfaction or waiver of customary closing conditions, including, among others, adoption of the Merger Agreement by Sterling stockholders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”) and clearance under the antitrust or foreign direct investment laws of certain other jurisdictions, and the effectiveness of a registration statement on Form S-4 to be filed by First Advantage in connection with the Acquisition.

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

We believe several key trends are generating significant growth opportunities in our markets and increasing demand for our products and solutions:

•
Increased Workforce Mobility and Job Turnover: Millennials and Gen-Z represent a large, growing portion of the U.S. workforce and are more likely to change jobs than other generations in pursuit of earning higher wages, faster career development, and better workplace culture fit. Over the last few years, many companies have moved to a remote or hybrid work environment, reducing the barriers to job entry. Additionally, during this time period, the economy has experienced an economic trend in which more employees are voluntarily resigning from their jobs and applying for new jobs, leading to more frequent job switching and an increase in employee churn. We expect these trends to continue. In addition, as the economy evolves and resource needs differ significantly by sector, geography, and skill set, this is driving dynamism in the hiring environment.
•
Increasing Use of Contingent and Flexible Workforces: Contingent workers including freelancers, independent contractors, consultants, or other outsourced and non-permanent workers, comprise a significant portion of the U.S. workforce as corporations continue to increase their use of a flexible workforce. Companies continue to face greater demand for employees than available talent, leading companies to increase their use of this contingent workforce. When independent contractors, external consultants, and temporary workers have access to sensitive information, company facilities, or directly interact with customers, it is important for companies to screen, verify, and monitor such flexible workforce personnel diligently.
•
C-Suite Focus on Safety and Reputational Risks: Screening, verifications, and compliance are mission-critical and are becoming boardroom priorities for many companies due to the brand risks and potential legal liability of hiring high-risk workers. A number of high-profile human capital-related issues have led to significant brand damage, diversion of management attention, litigation, and negative news and social media coverage for enterprises in recent years. These events reinforced the importance of our products and solutions. Companies are increasingly focusing on products and solutions that help manage their potential risks and improve safety. By directly enhancing workplace safety and helping companies manage risk, we help address important social factors affecting our customers.

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
•
Development of International Markets: Background screening penetration remains low in many international geographies, with a large portion of screens conducted by unsophisticated, local providers. Multinational companies are increasingly focused on systematizing and elevating their human resources policies, screening procedures, and providers globally, driving greater demand and a shift towards technology-driven, high-quality, compliant, and global screening providers. In addition, many international-based companies are initiating screening programs for the first time and are seeking reliable, compliant, and high-quality providers.
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

Our Growth Strategy

We intend to continue to grow our business profitably by pursuing the following strategies:

•
Continue to Win New Customers. We are focused on winning new customers across industry verticals, particularly those high-volume, high velocity hirers, with attractive, long-term hiring outlooks such as e-commerce, essential retail, and transportation and home delivery, and sectors that are increasingly requiring deeper, more frequent checks with high compliance standards such as healthcare. We are also prioritizing new verticals that align with positive secular macroeconomic trends. We primarily focus on Enterprise customers, which we believe are well-positioned for durable, long-term growth, have complex and diverse global operations, and, as a result, have the highest demand for our products and solutions. We believe our innovative and differentiated solutions, high-performing Sales and Customer Success teams, operational excellence, and industry-leading reputation and brand will enable us to expand our customer base successfully.
•
Growth within Our Existing Customer Base through Upselling and Cross-selling. Our customers frequently begin their relationship with us by implementing a few core products and subsequently expanding their usage of our solutions platform over time to build a more comprehensive approach to screening and risk management. We drive upsell as customers extend our products and solutions to new divisions and geographies, perform more extensive screens, and purchase additional complementary pre- and post-onboarding products. We also cross-sell additional risk mitigation and compliance solutions such as hiring tax credits and fleet solutions. Our Sales and Customer Success teams frequently engage with our existing customers and identify areas where we can provide additional value and products. Our deeply entrenched, verticalized Customer Success teams work closely with our customers to develop robust and rigorous compliance and risk management programs within their organizations. We believe that our total revenue opportunity with current customers can substantially increase the size of our current revenue base when taking into account cross-selling and upselling opportunities. Revenues from cross-sell and upsell added approximately five, four, and four percentage points to our revenue growth rate in 2023, 2022, and 2021. We will continue to focus our sales and marketing efforts to increase product penetration within our existing customer base.
•
Continue to Innovate Our Product Offerings. We plan to continue to expand our data solutions and adjacent product revenues. For example, we continue to invest in criminal and verifications data products and identity services. In addition, we are developing innovative solutions, utilizing machine learning technologies, that align with our capabilities in areas such as biometric verification, fraud mitigation, and remote drug testing. We will continue to invest significantly in our technology to sustain and advance our product leadership.
•
Grow Internationally. We believe we are well-positioned to continue to grow internationally. As multinational corporations increasingly systematize and elevate their human resources policies and screening providers across the globe, while at the same time dealing with a growing set of local requirements, we believe we are uniquely positioned to address their global risk management and compliance requirements. The majority of Enterprise customers do not currently have a single, global provider but are actively evaluating opportunities to consolidate their screening programs. We will continue to invest internationally to win these expansion opportunities and drive broader industry adoption.
•
Selectively Pursue Complementary Acquisitions and Strategic Partnerships. Our acquisition and partnership strategy centers on delivering additional value to our customers through expanded product capabilities and industry or geographic expertise and scale. Over the last three years, we completed five acquisitions, each of which either strategically expanded First Advantage’s international presence or strengthened specific industry or product offerings. We expect our acquisition of Sterling, if and when completed, to diversify our revenue across customer segments, industries, and geographies, reducing seasonality and improving resource planning and operational efficiency. We intend to augment our organic growth by continuing to take a disciplined approach in identifying and evaluating potential strategic acquisition, investment, and partnership opportunities that complement our market positions, enhance our product offerings, strengthen our technology and/or data capabilities, and/or allow us to enter new markets.

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

Pre-Onboarding

We offer an extensive array of products and solutions that customers utilize to enhance their applicant evaluation process, ensure compliance from the time applicant information is initially requested and submitted to an applicant’s successful onboarding, and enhance workplace safety. Our technology is flexibly tailored to each customer’s requirements, which could include a wide array of search categories such as Social Security number verification, education and employment verification, federal criminal checks, statewide criminal checks, country criminal checks, sex offender registry, and global sanctions. Our pre-onboarding products include:

•
Criminal background checks: Utilizes our proprietary National Criminal Records File database, along with court and other public records, to help identify relevant matching and reportable criminal record histories.
•
Drug / Health screening: Offers various drug screening products, including saliva, urine, hair, and blood testing options, physical exams, and instant oral drug screening products performed by mouth swab collection.
•
Extended workforce screening: Enables our customers to efficiently screen large numbers of contingent, contract, and temporary workers across various search types.
•
FBI channeling: As an approved Federal Bureau of Investigation (“FBI”) channeler, handles submissions of fingerprints to the FBI National Criminal Records database and returns Criminal Record Information from the FBI to authorized recipients, including through a secure connection to the Financial Industry Regulatory Authority (“FINRA”), and the Nationwide Multi-state Licensing System (NMLS).
•
Identity checks and biometric fraud mitigation tools: Includes government ID validation, liveness detection techniques, digital fingerprint collection, and identity and fraud mitigation tools.
•
Education / Work history verification: Verifies work history and education of applicants, leveraging our proprietary Verified! Database and SmartHub technology fueled by AI, internal fulfillment, or through relationships with other data providers.
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

Post-Onboarding

Companies face a heightened responsibility to ensure safety and comply with laws, regulations, and licensing requirements after the initial screening and onboarding of an applicant. To assist those needs, we provide our customers with continuous monitoring and re-screening solutions that are important tools to help keep their end customers, workforces, and other stakeholders safe, productive, and compliant. Continuous monitoring solutions allow customers to be proactively alerted as soon as relevant information, which may require immediate attention and action, becomes available. Our post-onboarding solutions include:

•
Criminal records monitoring: Enables our customers to receive ongoing notification of any reportable criminal records of their employees, contractors, contingent workers, and drivers.
•
I-9 verification: Enables our customers to simplify and manage the process of onboarding new hires by streamlining employment eligibility verification through the convenience of digital workflows.
•
Healthcare sanctions: Our HEAL product provides ongoing healthcare-related compliance monitoring, which helps our customers to comply with their obligations as employers of doctors, nurses, other employees, and vendors, verifying that they have valid licenses and no exclusions, sanctions, or board actions against them.
•
Motor vehicle records: Provides customers with a streamlined process to establish an initial driver file and enroll drivers into the continuous monitoring program, which reports any new violations and driver records changes.
•
Global sanctions and licenses: Continuously monitors more than 2,000 source lists and searches a broad range of individual watchlists and key sanctions sources.
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

Our suite of products is available individually or through packaged solutions configured and tailored according to our customers’ needs. For example, through our RoadReady solution, we provide comprehensive driver and fleet solutions to assist with compliance and asset management. Our driver compliance products include pre-onboarding background checks, MVRs, drug tests, driver files, and post-onboarding monitoring. Our asset management products related to vehicle compliance include title management, registration, fuel and gas tax, permits, transponder management, and ongoing data analytics.

Analytics Through Insight Advantage

In addition to the products described above, we provide customers with actionable, data-driven analytics and insights that help inform decisions related to human capital more generally, as well as optimize their screening programs. We deliver these insights and analytics through Insight Advantage. This powerful and dynamic tool enables customers to analyze their program’s performance and benchmark it against industry data, such as hiring volumes by geography, as well as evaluate their screening program against industry best practices. Our customers can also identify the scope of the pool of qualified applicants in a specified geography, which informs their decision as to whether to expand operations in such geography. In addition, our customers can dynamically adjust the stringency of their screening criteria to view and assess the expected impact on hire rates, turnaround times, and screening costs. Insight Advantage’s dashboard reports and real-time queries help customers quickly identify opportunities to remedy potential issues before they may impact their screening and onboarding process. We believe our ability to provide these data-driven insights, enabled by our sophisticated and differentiated technology, sets us apart from our competitors.

Our Differentiated Technology

Background screening involves complex workflows, disparate internal and external data sources, and numerous integrations with third-party software providers. We believe our differentiated technology provides us with a strong competitive advantage. Our front-end technology, including our powerful UI/UX design, creates a superior applicant and customer experience, leveraging artificial intelligence (“AI”) and machine learning to optimize workflows and minimize applicant data capture errors and missing information. Our back-end technology and processing engine seamlessly integrate interactions with customer HCM platforms and other software, government, and third-party data sources, as well as internal Operations and Customer Care teams. We have been, and will continue to be, pioneers in using automation and intelligent routing technologies to optimize turnaround times, quality, and touchless end-to-end screening. Our compliance functionality governs all aspects of our technology and is designed to meet ever-changing global regulatory and compliance requirements.

Our customers and their applicants access our technology through intuitive, easy-to-use user interfaces – Profile Advantage, Enterprise Advantage, and Insight Advantage.

•
Profile Advantage: Our applicant-facing technology, available in 19 languages, offers intuitive design with chatbot and AI support, liveness detection techniques, and ID verification for a streamlined applicant experience. Profile Advantage provides a modern, easy-to-use experience, which is critical to accelerating time to hire. It is often the first and one of the most important early interactions between an applicant and our customers. Profile Advantage can be accessed through a computer, tablet, or mobile device and is built for Web Content Accessibility Guidelines (“WCAG”) 2.1 to be easily accessed by everyone. We believe that applicants view this experience as an important reflection of the customer. As such, customers can extend their branding to Profile Advantage to help improve applicant engagement. With its embedded AI, machine learning, and powerful features such as auto-fill, Profile Advantage drives significant time savings for both applicants and customers and enables fast time-to-hire.
•
Enterprise Advantage: Our core, proprietary, global end-to-end customer ordering and processing technology, Enterprise Advantage, enables our customers to order any of our products and solutions at scale. It has an average of 99.9% uptime due to our robust architecture design and it seamlessly integrates with our customers’ business processes and workflows, third-party enterprise software systems such as HCM and ATS platforms, and third-party data sources. Through Enterprise Advantage, our customers can easily manage their screening programs, either through centralized processes or by region or division, create customized screening packages, manage screening criteria, and administer adverse action letters.
•
Insight Advantage: Our innovative, dynamic data visualization tool offers our customers data analytics, dashboards, and near real-time reporting to assess their screening programs’ underlying drivers and make data-driven decisions. We leverage the customer’s unique applicant and screening data collected through Profile Advantage and Enterprise Advantage to create insights presented in dynamic dashboards. Customers have the ability to customize their dashboards and perform scenario analysis with our intuitive and flexible tools. Customers can also overlay key metrics from industry peer groups to discover and benchmark best-practices so that they may optimize their screening programs to deliver best-in-class performance.

We have designed our technology architecture for extensibility. We receive data directly from the applicant through Profile Advantage and from our customers through their third-party HCM and ATS software platforms. This data is supplemented by our proprietary internal databases and external data sources as we perform screenings and verifications. Our proprietary internal databases of over 765 million records include our National Criminal Records File, which includes approximately 655 million criminal records with thousands of new records added daily, and Verified!, our repository of nearly 110 million prior education and work history records. These proprietary internal databases allow us to complete our processes quickly and cost-effectively, which accelerates the onboarding process for our customers and improves the applicant experience. We also obtain data directly from federal, state, and local government entities, laboratories and collection sites, credit bureaus, and education and work history verification providers, as well as from third-party, independent compilers of public records. Our API integrations, either through our Standard API or our REST API, allow for real-time, bidirectional, and secure data flows between us and our customers’ software platforms and external data sources, creating a seamless and integrated screening process. Our technology interfaces with more than 75 third-party HCM and ATS software platforms and more than 3,900 automated and/or integrated external data providers and RPA tools to deliver results to our customers with high speed and consistency.

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

Our flexible, scalable, and highly integrated technology, enhanced by our investments in automation and AI, has driven significant operational efficiencies and enabled us to achieve one of the highest customer satisfaction ratings among our competitors for quality, accuracy, and turnaround times. We will continue to innovate using agile software development methodologies, focusing on user-centered design, to bring leading products and solutions to the market.

Sales and Marketing

We believe we have a differentiated, verticalized sales, customer success, and marketing approach that sets us apart from our competitors and positions us to capture additional market share. Our Sales team is vertically aligned and organized into groups that target new accounts and additional opportunities within existing accounts. We train and educate our sales professionals to ensure they are highly knowledgeable in the industry-specific screening requirements and can deliver value-added, industry-targeted solutions to existing and new customers.

Our Sales team is augmented by Customer Success professionals, who are similarly organized to deliver solutions specific to existing customers within each industry vertical. Our Customer Success team members are located across geographies to foster deep relationships with customers and build local expertise in compliance and screening standards. Our Customer Success teams maintain ongoing interactions with key customer users and program owners and hold regular formal customer account reviews to ensure high performance, satisfaction, and retention. They also organize our customer advisory boards and events to uncover product insights, drive product innovation, and share screening and compliance best practices with our customers. This further drives our industry-leading customer satisfaction scores and high customer retention rates and helps us identify and execute additional opportunities with existing customers.

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

We also market our products and solutions through indirect channels, including traditional and online marketing activities designed to provide sales leads, increase market awareness, and enhance the perception of our brand and offerings. We leverage referral partners, channel partnerships, digital advertising, search engine optimization, webinars, social media, thought leadership, and various event-based marketing. We participate in industry conferences and are published frequently in the industry press. Additionally, our annual customer conference, Collaborate has featured presentations by subject matter experts and our customers on a wide range of industry topics. Collaborate facilitates discussions and serves as a great resource on industry best practices. We believe we are able to capitalize on the network effects as we build goodwill through customer reviews and testimonials, word-of-mouth referrals, and references from other industry participants.

Customers

We serve a diversified customer base with more than 30,000 customers globally in 2023. Our customer base ranges from small businesses with fewer than 100 employees to multinational corporations with workforces numbering in the hundreds of thousands. We have executed a concerted go-to-market strategy to target customers with large, complex workforces and have built a leading customer portfolio in this area as a result. While our customers operate in diverse industries across almost all facets of the global economy, we have strength in sectors with favorable secular trends such as e-commerce, retail, transportation, warehousing, and healthcare. We have maintained a gross retention rate of approximately 97% in 2023 and achieved an average tenure of 12 years amongst our top 100 customers.

For the year ended December 31, 2023, we had one customer that accounted for approximately 12% of our revenues. No other customer accounted for 10% or more of our total revenues for such period. As of December 31, 2023, we performed screens in over 200 countries and territories, with a major presence in the United States, the United Kingdom, and India. Approximately 87% of our total revenues for the year ended December 31, 2023 were derived from our Americas business.

Competition

The global background screening and verifications industry is fragmented and competitive. There are many local, single-country companies but few multinational companies that operate with scale and reach. Our competitors vary based on customer size, industry vertical, geography, and product focus.

We compete with large players with broad capabilities and product suites, vertical-focused specialist firms that target customers operating in select industries, mid-size players and competitors that serve small and medium-sized business (“SMB”) customers. Some competitors are aligned to a specific product in certain pre- and post-onboarding product lines, such as drug / health screening and executive screening. In our adjacent products market, we compete with certain companies specializing in fleet / vehicle compliance, hiring tax credits and incentives, resident / tenant screening, employment eligibility, and investigative research.

The market for our products and solutions is subject to constant change, sources of competition are numerous, and new competitors frequently arise.

The principal competitive factors affecting our markets include:

•
reliability of screening results;
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
•
International data protection, data localization, and similar laws and regulations impacting our services and data suppliers, such as the U.K. and EU GDPR; and
•
Oversight by regulatory authorities for engaging in consumer reporting, including the FTC and CFPB in the United States.

These laws and regulations, which are generally designed to protect individuals’ privacy and prevent the misuse of personal data or unauthorized access to data, are complex, subject to ongoing changes in regulations and amendments, and inconsistent between jurisdictions. We proactively manage our compliance with laws and regulations through the use of a number of resources, including our in-house legal and compliance department, external law firms, trade associations, and local suppliers and partners to understand the legal and regulatory requirements and practices that may impact the delivery of our products and solutions as well as our customers’ use of the same in light of employment, privacy and other laws and regulations. Our General Counsel leads our legal department with a Chief Global Compliance Officer reporting to the General Counsel. The compliance team consists of four regional compliance officers globally, with local compliance officers reporting through that hierarchy. Through the legal and compliance functions, we train our team members with respect to compliance with our policies and procedures, monitor changes to relevant material laws and regulations, and meet with regulators and legislators, as necessary and appropriate, to establish transparency of our operations and build trust.

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

Seasonality

We experience seasonality with respect to certain industries due to fluctuations in hiring volumes and other economic activity. For example, pre-onboarding revenues generated from our customers in the retail and transportation industries are historically highest during the months of October and November, leading up to the U.S. holiday season and lowest in December and at the beginning of the new year, following the U.S. holiday hiring season. Certain customers across various industries also historically increase their hiring throughout the second quarter of the year as winter concludes, commercial activity tied to outdoor activities increases, and the school year ends, giving rise to student and graduate hiring. We expect that further growth in e-commerce, the continued digital transformation of the economy, and other economic forces may impact future seasonality, but we are unable to predict these potential shifts and how our business may be impacted.

Human Capital

Central to our strategy is attracting, developing and retaining the best talent globally with the right skills to drive our success. The capabilities of the Company’s workforce have continued to evolve along with its business and strategy. Key focus areas of the Company’s human capital management strategy are described below, and additional information can be found in its Sustainability Report, available on the Company’s website (which is not incorporated by reference herein).

As of December 31, 2023, we had approximately 5,000 employees in 17 countries. Our workforce also engages third-party contractors as an ongoing part of our business where appropriate. None of our employees are subject to a collective bargaining agreement, and no work stoppages have been experienced. We consider our relationship with our employees to be good.

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

Diversity, Equity, and Inclusion

The success of our Company and the value we can provide to our customers lies in the strength of our global inclusive workforce. We are committed to enhancing diversity among our workforce and demonstrating that commitment to our employees, customers, and community. We maintain active, dynamic diversity, equity, and inclusion (“DE&I”) programs that continue to promote an environment that celebrates each individual and aims to provide for equitable opportunity. Our efforts to promote DE&I include, among other things, our (1) talent attraction programs and practices to provide equal employment opportunities for all applicants and employees, such as implementing strategies to build diverse candidate pools and pipelines and promoting equitable recruitment and hiring practices, (2) employee development and training and (3) efforts building an inclusive business culture, through mentoring and inclusivity programs.

We promote diversity by developing policies, programs, and procedures that foster a work environment where differences are respected and all employees are treated fairly. We act on, and believe that, promoting diversity plays an important role in attracting the most expansive pool of qualified applicants, fostering greater innovation and creativity, and enhancing our communication and relationships with all of our stakeholders. Our goal is to attract, develop, and retain the best and brightest from all walks of life and backgrounds. This requires an organization to have a culture of inclusion where all individuals feel respected, are treated fairly, and are provided work-life balance and an opportunity to excel in their chosen careers.

Supplier Diversity

We are committed to developing mutually beneficial relationships with small, minority-owned, women-owned, disadvantaged, veteran-owned, HUBZONE, LGBTQIA, and local business enterprises. Our supplier diversity policy reflects our desire to create an opportunity for suppliers to market their products to the Company. When all business considerations are determined to be equal among competitive suppliers, the Company will award contracts to such businesses.

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

Macroeconomic developments such as the global or regional economic effects resulting from inflation and related economic curtailment initiatives, interest rate volatility, foreign exchange rate fluctuations, geopolitical developments, wars in Europe and the Middle East, evolving trade policies between the U.S. and international trade partners, or the occurrence of similar events in other countries that lead to uncertainty or instability in economic, political, or market conditions could negatively affect our business, operating results, financial condition, and outlook.

In addition, international, regional, or domestic political unrest and the related potential impact on global stability, terrorist attacks, and the potential for other hostilities in various parts of the world, public health crises, and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability.

Global credit and capital markets have experienced significant volatility and disruption due to the above factors. A substantial majority of our revenues are derived from pre-onboarding screening products, which is heavily influenced by hiring volumes. The businesses of some of our largest customers and their decision to hire depend in part on favorable macroeconomic conditions, including consumer spending, the general availability of credit, the level and volatility of interest rates, and inflation levels. To the extent these macroeconomic factors are at suboptimal levels, our existing and potential customers could delay or defer onboarding new or replacement workers, reduce the size of their workforce, or seek to decrease spending on their screening programs. As a result, our products could face reduced demand and our business, results of operations, and financial condition could slow or decline. Similarly, demand for our tenant screening products is subject to trends in real estate rental markets, which may be affected by macroeconomic factors beyond our control, including housing markets, stock market volatility, recession, job losses and unemployment levels, debt levels, and uncertainty about the future.

We operate in a highly regulated industry and are subject to numerous and evolving laws and regulations.

As a provider of technology solutions for screening and verifications, we are subject to numerous and evolving international, federal, state, and local laws and regulations, including, without limitation, in the areas of consumer protection, privacy, and data protection. See “Business—Government Regulations” and “—Continued scrutiny of collection, use, and processing of personal data and data security could lead to increased restrictions, loss of revenue opportunity, greater costs of compliance, and lost efficiency.” We expect that these laws and regulations will continue to evolve, change, and expand and, in most instances, become more stringent and complex with time. Compliance with these laws and regulations requires significant expense and resources, which could increase significantly as these laws and regulations evolve. Further, regulations are often the product of administrative interpretation and judicial construction, which could result in inconsistent implementation across jurisdictions. We must reconcile the many potential differences between the laws and regulations among the various domestic and international jurisdictions that may be involved in the provision of our solutions. A failure to identify, comply, and reconcile the many laws and regulations we are subject to could result in the imposition of penalties and fines, restrictions on our operations, breach of contract or indemnification claims against us, loss of revenues, and could otherwise adversely affect our business, results of operations, and financial condition. Further, we acquired a company in 2013 that was subject to multiple FTC consent decrees that had been imposed on it in the years prior to our acquisition and to which we now remain subject. The consent decrees require us to comply with the FCRA and to maintain a comprehensive information security program to be audited biennially. Under these circumstances, failure to comply with the decrees and/or relevant law or regulations may subject us to increased risk.

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

Social, ethical, and legal issues relating to the use of new and evolving technologies, such as artificial intelligence and machine learning, in our offerings may result in reputational harm and liability.

A quickly evolving legal and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address social, ethical, and legal issues related to artificial intelligence and machine learning. We are increasingly building artificial intelligence and machine learning into many of our offerings and utilize data gathered from various sources in our services to train our machine-learning models.

As with many cutting-edge innovations, artificial intelligence and machine learning present new risks and challenges, and existing laws and regulations may apply to us in new ways, the nature and extent of which are difficult to predict. The continuous development, maintenance and operation of our machine-learning models is expensive and complex, and may involve unforeseen difficulties including material performance problems, and undetected defects or errors with new machine-learning or other artificial intelligence capabilities. Some of those difficulties could arise from undetected or uncorrected inaccuracies or unrepresentative tendencies in the data. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our machine-learning models from operating properly. If our machine-learning models do not function reliably, we may incorrectly process background checks or suffer extended processing times and other failures of our services, which could result in customer dissatisfaction. The risks and challenges presented by artificial intelligence and machine learning could undermine public confidence in artificial intelligence and machine learning which could slow its adoption and affect our business.

Generally, machine-learning models use data about past decisions in a particular situation to create algorithms that make a new decision in a similar situation. If the past decisions on which our machine-learning models are based were affected by a disparate impact based on any legally prohibited classification (such as race or sex), then decisions made by our machine-learning models could have a similarly disparate impact. Consistently making decisions that result in disparate impact could subject us or our customers to legal or regulatory liability. In light of these risks and evolving concerns about the fairness of the effects of use of artificial intelligence, we expect there to be an increased focus on laws and regulations related to our business, because of the growing policy concerns with regard to the collection, use, accuracy, correction and sharing of personal information, and the use of algorithms, artificial intelligence and machine learning in business processes. Failure to adequately address these ethical, social, and legal issues that may arise with such use cases could negatively affect the adoption of our solutions and subject us to reputational harm, regulatory action, or legal liability, which may harm our financial condition and operating results.

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

In our competitive market environment, we primarily compete on the basis of brand and awareness, accuracy, compliance, turnaround time, and price. We must continue to innovate and ensure market acceptance of our products and solutions in order to maintain and grow our business and market share. We are continually subject to the risk that our competitors may develop products and technologies that are superior to ours or achieve greater market acceptance than ours. Continuing strong competition could result in increased pricing pressure, increased sales and marketing expenses, loss of customers, and greater investments in research and development, each of which could negatively impact our results of operations. The revenues of our competitors and the resources they have available vary depending on size, specialty, and geographic footprint. Some competitors may be able to allocate resources more efficiently than we can or anticipate and respond to existing and emerging market trends, customer preferences, and technologies due to their size and resources. If we fail to compete successfully, our business, financial position, and results of operations could be materially and adversely affected.

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

Data collection and verification by screening providers is dependent on access to databases run by government and law enforcement agencies, including the FBI, state, and federal courthouses, and records systems. If we were to lose or face diminished access to one or more of these data sources, or if government personnel were unable or unwilling to access these data sources on our behalf, our operations could be negatively impacted, and our sales could suffer. Such interruptions could result from government shutdowns or slowdowns, changing laws and regulations, or natural disasters such as earthquakes, hurricanes, or floods. The inability to access or a delay in accessing essential information could result in lengthened and unsatisfactory turnaround times or our inability to offer certain of our products and solutions.

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

We perform screenings and verifications internationally, including helping businesses screen their applicants with backgrounds that include international jurisdictions outside of the business’ domestic base of operations. In 2023, we performed screens for our customers on individuals from over 200 countries and territories, and we seek to continue to expand our international operations. The laws and regulations governing our international operations are numerous, varied, and evolving. It may be difficult to correctly identify, interpret, and ensure compliance with these laws and regulations, and we cannot be certain we will avoid liability for noncompliance or improper compliance with such laws and regulations. Any such cost or liability could have a material adverse effect on our business, financial condition, and results of operations. See “—We operate in a highly regulated industry and are subject to numerous and evolving laws and regulations” and “—If regulatory regimes continue to heighten their scrutiny over personal data and data security, it could lead to increased restrictions, loss of revenue opportunity, greater costs of compliance, and lost efficiency.”

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
•
violations of the FCPA or similar anti-corruption laws by acts of agents and other intermediaries whom we have limited or no ability to control; and
•
sanction laws and regulations such as those by the U.S. Department of The Treasury’s Office of Foreign Assets Control, that restrict our dealings with certain sanctioned countries, territories, individuals and entities; these laws and regulations are complex, frequently changing, and increasing in number, and may impose additional prohibitions or compliance obligations on our dealings in certain countries and territories, including sanctions imposed on Russia and certain Ukraine territories.

Real or perceived errors, failures, or bugs in our products could adversely affect our business, results of operations, financial condition, and growth prospects.

Our products are complex, and therefore undetected errors, failures, bugs, or defects may be present in our products or occur in the future in our products, our technology, or our software, or technology or software we license in from third parties, including open source software, especially when updates or new products are released. Such software and technology are used in IT environments with different operating systems, system management software, devices, databases, servers, storage, middleware, custom, and third-party applications and equipment and networking configurations, which may cause errors, failures, bugs, or defects in the IT environment into which such software and technology are deployed. This diversity increases the likelihood of errors, failures, bugs, or defects in those IT environments. Despite testing by us, real or perceived errors, failures, bugs, or defects may not be found until our customers use our products. Real or perceived errors, failures, bugs or defects in our products could result in negative publicity, loss of or delay in market acceptance of our products and harm to our brand, weakening of our competitive position, claims by customers for losses sustained by them or failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any real or perceived errors, failures, bugs, or defects in our products could also impair our ability to attract new customers, retain existing customers or expand their use of our products, which would adversely affect our business, results of operations, and financial condition.

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

The failure to complete our acquisition of Sterling Check Corp. may adversely affect our business and our stock price.

Consummation of the Acquisition is subject to the satisfaction or waiver of customary closing conditions, including, among others, (i) adoption of the Merger Agreement by Sterling stockholders, (ii) the expiration or termination of the waiting period under the HSR Act and clearance under the antitrust and foreign direct investment laws of certain other jurisdictions, (iii) and the effectiveness of a registration statement on Form S-4 to be filed by First Advantage in connection with the Acquisition. There can be no assurance that these or other closing conditions will be satisfied in a timely manner or at all. Any delay in completing the Acquisition could cause us not to realize some or all of the anticipated benefits when expected, if at all. If the Acquisition is not completed, our stock price could decline to the extent that such stock price reflects an assumption that we will complete the Acquisition and derive benefits therefrom. Furthermore, if the Acquisition is not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including incurring significant acquisition costs that we would be unable to recover, negative publicity and a negative impression of us in the investment community.

Failure to realize the benefits expected from the Acquisition could adversely affect the value of our common stock.

Although we expect significant benefits to result from the Acquisition, there can be no assurance that we will actually realize any of them, or realize them within the anticipated timeframe. Achieving these benefits will depend, in part, on our ability to integrate Sterling’s business successfully and efficiently. The challenges involved in this integration, which will be complex and time consuming, include the following:

•
preserving client and other important relationships of Sterling and attracting new business and operational relationships;
•
integrating financial forecasting and controls, procedures and reporting cycles;
•
consolidating and integrating corporate, information technology, finance and administrative infrastructures;
•
coordinating sales and marketing efforts to effectively position our capabilities;
•
coordinating and integrating operations in countries in which we have not previously operated; and
•
integrating employees and related human resource systems and benefits, maintaining employee morale and retaining key employees.

If we do not successfully manage these risks and the other challenges inherent in integrating an acquired business, then we may not achieve the anticipated benefits of the Acquisition on our anticipated timeframe or at all and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected. The successful integration of the Sterling business will require significant management attention both before and after the completion of the Acquisition, and may divert the attention of management from our business and operational issues.

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

We may not be able to integrate or manage acquired businesses, including the digital identity and biometric solutions company we acquired in September 2023 and Sterling, if the Acquisition is completed, and strategic partnerships so as to produce returns that justify the investment. Integrating acquisitions or other business relationships, including the Acquisition, may result in unforeseen operating difficulties and expenditures, disrupt our ongoing business, divert our resources, and require significant management attention that would otherwise be available for the ongoing development of our business. In particular, it may prove difficult to integrate the personnel, operations, intellectual property, and/or technology systems of any acquired organizations, and to maintain uniform standards, policies, and procedures across multiple platforms and locations, including for those located outside of the United States. This may result in a greater than anticipated increase in the transaction, remediation, and integration costs and could discourage us from entering into acquisitions where the potential for such costs outweigh the perceived benefit. Further, although we conduct due diligence with respect to the business and operations of each of the companies we acquire, we may not have identified all material facts concerning these companies, including Sterling, which could result in unanticipated events or liabilities. We cannot guarantee that any acquisitions we seek to enter into will be carried out on favorable terms or that the anticipated benefits of any acquisition, investment, or business relationship, including the Acquisition, will materialize as intended or that no unanticipated liabilities will arise.

Failure to comply with anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations could have an adverse effect on our business.

We are subject to evolving anti-corruption laws, economic and trade sanctions, and anti-money laundering rules in several jurisdictions in which we operate, including the U.S. FCPA and the U.K. Bribery Act. The evolution of this regulatory regime has generally brought about more aggressive investigations and enforcement, which, if targeted towards us, could materially adversely impact our business. We have policies and procedures in place to assist us with monitoring the evolution of these laws and ensuring our ongoing compliance. We are continuously in the process of reviewing, upgrading, and enhancing these protocols. However, we cannot guarantee that our employees, consultants, or agents will not take actions that amount to a violation of these laws and regulations for which we may be ultimately responsible or that our policies and procedures will be adequate in protecting us from liability. Further, our services agreements with several customers contain contractual provisions mandating our ongoing compliance with applicable anti-corruption, economic, and trade sanctions or anti-money laundering laws or regulations. If we are deemed to be in violation of any such rules, our business activities could be restricted or terminated. In addition, we could face civil and criminal penalties, including fines, which could damage our reputation and customer relationships and materially impact our results of operations or financial condition.

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

We are not guaranteed exclusivity or volumes in our contracts with our customers and our customers may experience major business changes that impact our current or future revenue streams.

We enjoy long-standing relationships with many of our customers, but our customer contracts and services agreements do not typically require our customers to use our products exclusively or commit to minimum engagement or order volumes. As a result, we rely on our customers’ continuing demand for our products and solutions, our technology, our value proposition, and our brand and reputation to compete. Our customers can stop doing business with us for any reason at any time with minimal notice and without penalty, which they may leverage to renegotiate our arrangements on terms less favorable to us. The loss of a significant customer or any reduced demand for our products and solutions by our customers, especially our large customers, would have a negative impact on our business. For the year ended December 31, 2023, we had one customer who accounted for approximately 12% of our revenues. We cannot guarantee that we will maintain relationships with any of our customers on acceptable terms or at all or retain, renew or expand upon our existing agreements. The failure to do so could negatively affect our business, financial condition, and results of operations.

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

We have in the past incorporated, and may in the future continue to incorporate, certain “open-source” software into our codebase and our products and solutions. Open-source software is generally licensed by its authors or other third parties under open-source licenses, which typically do not provide any representations, warranties, or indemnity coverage by the licensor. Some of these licenses provide that combinations of open source software with a licensee’s proprietary software are subject to the open source license and require that the combination be made available to third parties in source code form, at no cost, or subject to other unfavorable conditions. Some open-source licenses may also require the licensee to grant licenses under certain of its own intellectual property to third parties. From time to time, there have been claims challenging the ownership of open-source software against companies that incorporate such software into their products or applications. The terms of various open-source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of open-source software or our proprietary rights. In addition, if we were to combine our applications with open-source software in a certain manner, we could, under certain of the open-source licenses, be required to publicly release or license, at no cost, our products that incorporate the open-source software or the affected portions of our source code, which could allow our competitors or other third parties to create similar products and solutions with lower development effort, time, and costs, and could ultimately result in a loss of transaction volume for us. If we inappropriately use open-source software, we may be required to redesign our applications, seek licenses from third parties in order to continue offering our products, which may not be available on commercially reasonable terms, or at all, discontinue the sale of our products or solutions, or take other remedial actions, each of which could reduce or eliminate the value of our technologies and could adversely impact our business, operating results, or financial condition.

We cannot ensure that we have not incorporated open-source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies, and we may inadvertently use open source in a manner that we do not intend, or that could expose us to claims for breach of contract or intellectual property infringement, misappropriation, or other violation. If we fail to comply, or are alleged to have failed to comply, with the terms and conditions of our open-source licenses, we could be required to incur significant legal expenses defending such allegations, be subject to significant damages, be enjoined from the sale of our products and solutions, and be required to comply with onerous conditions or restrictions on our products and solutions, any of which could be materially disruptive to our business. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition, or require us to devote additional development resources to change our applications.

Seasonality may cause our operating results to fluctuate from quarter to quarter.

We experience seasonality with respect to certain industries we service due to fluctuations in hiring volumes and other economic activity. For example, pre-onboarding revenues generated from our customers in the retail and transportation industries are historically highest during the months of October and November leading up to the U.S. holiday season and lowest in December and at the beginning of the first quarter following the U.S. holiday hiring season. Certain customers across various industries also historically increase their hiring throughout the second quarter of the year as winter concludes, commercial activity tied to outdoor activities increases, and the school year ends, giving rise to student and graduate hiring.

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

Tax laws and related interpretations with respect to income taxation are frequently reviewed and amended by governmental bodies, officials, and regulatory agencies in the United States and other jurisdictions in which we do business. In 2023, we fully utilized our remaining U.S. Federal income tax net operating loss carryforward. As a result, income taxes have become a material use of funds. Our provision for income taxes and liquidity may therefore be adversely affected by changes to our operating model, changes in the mix of income and expenses in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws, regulations, or administrative interpretations. For example, there are several proposals to change the current tax law, including changes in global intangible low-taxed income (“GILTI”). Additionally, the Inflation Reduction Act was enacted on August 16, 2022, and includes a new 15% minimum tax on “adjusted financial statement income” beginning with the Company’s fiscal year 2024, and a new 1% excise tax on stock repurchases after December 31, 2022. While these tax law changes and proposals had no immediate material effect, if any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact on our effective tax rate. It cannot be predicted whether or when tax laws, regulations, and rulings may be enacted, issued, or amended that could materially and adversely impact our financial position, results of operations, or cash flows.

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

We have a significant amount of indebtedness. As of December 31, 2023, we had $564.7 million of total debt outstanding. We expect to incur approximately $1.820 billion of indebtedness to finance the Acquisition.

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
•
expose us to the risk of increased interest rates as certain of our borrowings, including borrowings under our term loan facility, are at variable rates, and we may not be able to enter into interest rate swaps, and any swaps we enter into may not fully mitigate our interest rate risk;
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

We may incur significant additional indebtedness in the future. Although the credit agreement governing our term loan facility and revolving credit facility contain restrictions on the incurrence of additional indebtedness by us, such restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we incur additional indebtedness or such other obligations, the risk associated with our indebtedness described above will increase. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt.”

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

In 2022, our Board of Directors approved our share repurchase program (“Repurchase Program”) totaling $150.0 million which expired on December 31, 2023. In 2023, our Board of Directors further increased the total available amount under the Repurchase Program to $200.0 million and extended the authorization through December 31, 2024. We are not obligated to repurchase any specific number of shares, and the timing, manner, value, and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price and liquidity requirements, other business considerations and general market and economic conditions. Our Repurchase Program may be modified, suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. In connection with the execution of the Merger Agreement, the Company will be suspending purchases under its Repurchase Program.

Silver Lake controls us and its interests may conflict with yours in the future.

Silver Lake beneficially owned 61.7% of our outstanding common stock as of December 31, 2023. As a result, Silver Lake is able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation or bylaws and other significant corporate transactions for so long as Silver Lake and its affiliates retain significant ownership of us. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. So long as Silver Lake continues to own a significant amount of our combined voting power, even if such amount is less than 50%, Silver Lake will continue to be able to strongly influence or effectively control our decisions and, so long as Silver Lake and its affiliates collectively own at least 5% of all outstanding shares of our stock entitled to vote generally in the election of directors, Silver Lake will be able to nominate individuals to our Board of Directors under our stockholders’ agreement. In addition, the stockholders’ agreement grants to Silver Lake and its affiliates and certain of their transferees certain governance rights for as long as Silver Lake and its affiliates and certain of their transferees maintain ownership of at least 25% of our outstanding common stock, including rights of approval over the entry into joint ventures or similar business alliances having a fair market value of more than $100 million, incurrence of debt for borrowed money in excess of $100 million, the increase or reduction in the size of our Board of Directors, initiation of any liquidation, dissolution, bankruptcy or other insolvency proceeding, the appointment or termination of our chief executive officer, or any material change in the nature of our business. The interests of Silver Lake may not coincide with the interests of other holders of our common stock.

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

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. The Company’s payment of a one-time special cash dividend of $1.50 per share in August 2023 should not be regarded as any indication of an intention to pay dividends in future. The declaration, amount and payment of any future dividends will be at the sole discretion of our Board of Directors, and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under our credit agreement and other indebtedness we may incur, and such other factors as our Board of Directors may deem relevant. See “Dividend Policy.”

As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than your purchase price.

First Advantage Corporation is a holding company with no operations of its own and, as such, it depends on its subsidiaries for cash to fund all of its operations and expenses, including future dividend payments, if any.

Our operations are conducted entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations or to make future dividend payments, if any, is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans. We currently do not intend to pay dividends on our common stock; however, to the extent that we determine in the future to pay dividends on our common stock, the agreements governing our indebtedness may restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

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

As of December 31, 2023, we had approximately 854,925,198 shares of authorized but unissued common stock. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and securities relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions (including the Acquisition) or otherwise. We have reserved shares for issuance under the 2021 Equity Plan and the ESPP. Any common stock that we issue, including under the 2021 Equity Plan or the ESPP or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who purchase common stock. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of mechanisms, controls, technologies, methods, systems, and other processes that are designed to prevent, detect, mitigate or remediate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. The data includes confidential, proprietary, and business and personal information that we collect, process, store, and transmit as part of our business, including on behalf of third parties. We also use systems and processes designed to reduce the impact of a security incident impacting our data at a third-party vendor or customer. Additionally, we use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems, including: technology and systems we use for encryption and authentication; employee email; content delivery to customers; back-office support; and other functions.

Our cybersecurity team is led by our interim chief information security officer (“CISO”), who directs a unified cross-functional team that is responsible for implementing and maintaining centralized cybersecurity and data protection practices at First Advantage. Our interim CISO has numerous years of experience at First Advantage and other organizations managing security infrastructure, providing a variety of security services, and overseeing incident response and management, escalation of security events, vulnerability scanning, and security defect management. Collectively, the interim CISO and our cybersecurity team act in close coordination with senior leadership and other teams across First Advantage. In addition to our extensive in-house cybersecurity capabilities, we engage assessors, consultants, auditors, or other third parties to help assess, identify, and manage cybersecurity risks.

Our cybersecurity risk management process forms a critical component of our overall risk management and business strategy. As part of our risk management process, we conduct application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments. Additionally, we utilize data encryption and access control, single sign-on and multi-factor authentication, and malware protection within our control environment. We also maintain a variety of incident response plans that are utilized when incidents are detected. These plans are designed to be flexible so that they may be adapted to an array of potential scenarios and provide for the creation of cross-functional cybersecurity incident response teams in the event of a cybersecurity incident. We regularly review our incident response plans and conduct multiple incident response exercises each year, including sessions with management, to test and assess our preparedness to respond to a cybersecurity incident. Additionally, we require employees with access to our information systems, including all corporate employees, to undertake data protection and cybersecurity training and compliance programs annually.

As part of our incident detection and response processes, we have established internal teams to investigate and escalate notification of cybersecurity incidents. Pursuant to this process, cybersecurity incidents are reported to appropriate personnel within First Advantage (including the interim CISO, Chief Financial Officer, and General Counsel) and to the Audit Committee and Board of Directors based on incident materiality. We track incidents through resolution, conduct post-incident analysis and update our processes and procedures if areas for improvement are identified. On a monthly basis, a summary of prior period cybersecurity investigation escalations is reviewed by management, including our head of Internal Audit, our interim CISO, our Chief Global Compliance Officer, and our General Counsel.

Governance

Our cybersecurity risks and associated mitigations are evaluated by senior leadership, including as part of our enterprise risk assessments that are reviewed by the Audit Committee and our Board of Directors. Such risks and related mitigation activities are also subject to oversight by the Audit Committee of our Board of Directors. The Audit Committee, which is comprised of independent directors, oversees our policies and procedures for protecting our cybersecurity infrastructure and for compliance with applicable data protection and security regulations, and related risks, including management’s response to any significant cybersecurity incidents. The Audit Committee receives regular reports, from our interim CISO and Chief Technology Officer, regarding the cybersecurity control environment, including remediation updates, control posture analyses and other recurring items, and reports to the Board of Directors at least quarterly.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents.

Additional information about cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading “Our business, brand, and reputation may be harmed as a result of security breaches, cyber-attacks, employee or other internal misconduct, computer viruses, or the mishandling of personal data” should be read in conjunction with the information above.

Item 2. Properties.

Our corporate office is located at 1 Concourse Parkway NE, Suite 200, Atlanta, GA 30328 under a lease agreement that expires on January 31, 2030, with one five-year renewal option. This property also houses our executive offices. We also lease office space in Bangalore, India, where our Global Operating Center is located. Additionally, we lease office space in Fishers, Indiana; Nottingham, United Kingdom; Manila, Philippines; and Mumbai, India for certain significant operational and support functions. We believe that our executive and other offices are adequate for our immediate needs and that we will obtain additional or substitute space, as needed, on commercially reasonable terms.

In addition to leveraging public cloud vendors, we maintain data centers across the globe. Our public cloud vendors and data centers are fully PCI compliant and equipped with redundant power, cooling, and fire suppression. We also ensure that our data centers maintain connectivity to major internet service providers and are protected and surveilled by our Global Network Operations Center. In the event of a disaster or emergency, each data center can rely on a backup located outside of the primary site’s region where all critical data is replicated. In the event of a service failure, critical customer-facing solutions are set to resume service at the designated backup location.

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

Holders of Record

As of February 23, 2024, the closing price of our common stock on the Nasdaq was $17.27 per share and we had 13 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

As of February 23, 2024, the Company has repurchased 9.0 million shares of common stock for $119.5 million under the Repurchase Program. All share repurchases were made under the Company's publicly announced program, and there are no other programs under which the Company repurchases shares. The following information relates to the Company’s purchase of its common stock during each month within the fourth quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 through October 31, 2023	80,825	$13.19	80,825	$82,486,396
November 1, 2023 through November 30, 2023	151,535	$13.25	151,535	$80,478,639
December 1, 2023 through December 31, 2023	—	$—	—	$80,478,639
Total	232,360	$13.23	232,360	$80,478,639
(1)
Average price paid per share for shares purchased as part of our Repurchase Program (includes brokerage commissions).

Stock repurchases may be effected through open market repurchases at prevailing market prices, including through the use of block trades and trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, through other transactions in accordance with applicable securities laws, or a combination of these methods on such terms and in such amounts as the Company deems appropriate and will be funded from available capital. The Company is not obligated to repurchase any specific number of shares, and the timing, manner, value, and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price and liquidity requirements, other business considerations and general market and economic conditions. No shares will be purchased from SLP Fastball Aggregator, L.P. and its affiliates. The Company may discontinue or modify purchases without notice at any time. In connection with the execution of the Merger Agreement, the Company will be suspending purchases under its Repurchase Program.

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

The following graph depicts the total cumulative stockholder return on our common stock from the closing price on June 23, 2021, the first day of trading of our common stock on the Nasdaq, through December 31, 2023, relative to the performance of the Russell 2000 and S&P 500 Index. The graph assumes an initial investment of $100.00 at the close of trading on June 23, 2021 and that all dividends paid by the Company and the companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help the reader understand the results of operations and financial condition of First Advantage and should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report. The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. See “Cautionary Notice Regarding Forward-Looking Statements.” Factors that might cause such differences include those described in Item 1A. “Risk Factors” and elsewhere in this Annual Report.

Numerical figures included in this Annual Report have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

Overview

First Advantage is a leading provider of employment background screening, identity, and verification solutions. We deliver innovative services and insights that help our customers manage risk and hire the best talent. Enabled by our proprietary technology, we help companies protect their brands and provide safer environments for their customers and their most important resources: employees, contractors, contingent workers, tenants, and drivers.

Our comprehensive product suite includes criminal background checks, drug / health screening, extended workforce screening, biometrics and identity, education / work verifications, resident screening, fleet / driver compliance, executive screening, data analytics, continuous monitoring, social media monitoring, and hiring tax incentives. We derive a substantial majority of our revenues from pre-onboarding screening and perform screens in over 200 countries and territories, enabling us to serve as a one-stop-shop provider to both multinational companies and growth companies. Our more than 30,000 customers are global enterprises, mid-sized companies, and small companies, and our products and solutions are used by personnel in recruiting, human resources, risk, compliance, vendor management, safety, and/or security.

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

We enter into contracts with our customers that are typically three years in length. These contracts set forth the general terms and pricing of our products and solutions but generally do not include minimum order volumes or committed order volumes. Accordingly, contracts do not provide guarantees of future revenues. Due to our contract terms and the nature of the background screening industry, we determined our contract terms for ASC 606 purposes are less than one year. We typically bill our customers at the end of each month and recognize revenues as completed orders are reported or otherwise made available to our customers. Approximately 90% of the criminal searches performed in the United States are completed the same day they are submitted.

We generated revenues of $763.8 million for the year ended December 31, 2023, which represents a decline of 5.7% as compared to $810.0 million for the year ended December 31, 2022. Approximately 87% of our revenues for the year ended December 31, 2023 was generated in the Americas, predominantly in the U.S., while the remaining 13% was generated internationally. Other than the United States, no single country accounted for 10% or more of our total revenues for the year ended December 31, 2023.

Segments

We manage our business and report our financial results in two reportable segments, Americas and International:

•
Americas. This segment performs a variety of background check and compliance services across all phases of the workforce lifecycle from pre-onboarding services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent workers, tenants, and drivers. We generally classify our service offerings into three categories: pre-onboarding, post-onboarding, and adjacent products. We deliver our solutions across multiple industry verticals in the United States, Canada, and Latin America markets.
•
International. The International segment provides services similar to our Americas segment in regions outside of the Americas. We primarily deliver our solutions across multiple industry verticals in the Europe, India, and Asia Pacific markets.

Recent Developments

Pending Acquisition of Sterling Check Corp.

On February 28, 2024, we entered into the Merger Agreement providing for the acquisition of Sterling in a cash-and-stock transaction that values Sterling at approximately $2.2 billion.

In connection with the execution of the Merger Agreement, the Borrower, entered into a commitment letter with certain financial institutions that committed to provide, subject to the terms and conditions of the commitment letter, an incremental term loan in an aggregate principal amount of $1.820 billion and incremental revolving commitments in an aggregate principal amount of $150 million, in each case, under the Borrower’s existing credit agreement. Such financial institutions also agreed to extend the maturity date of the Borrower’s revolving credit facility from July 31, 2026 to the date that is the fifth anniversary of the closing date of the Acquisition.

The Acquisition is subject to satisfaction or waiver of customary closing conditions, including, among others, adoption of the Merger Agreement by Sterling stockholders, the expiration or termination of the waiting period under the HSR Act and clearance under the antitrust or foreign direct investment laws of certain other jurisdictions, and the effectiveness of a registration statement on Form S-4 to be filed by First Advantage in connection with the Acquisition.

Current Economic Conditions

Macroeconomic factors, including inflation, interest rates, recent declines in hiring activity and job openings, stability of the global banking system, global health crises, global supply chain constraints, and global economic and geopolitical developments, have negatively impacted significant portions of the global economy, and created volatility in the financial markets.

If the economic uncertainty is sustained or increases, we may experience a negative impact on new business, customer renewals and demand levels, sales and marketing efforts, revenues growth rates, customer deployments, customer collections, product development, or other financial metrics. Any of these factors could harm our business, financial condition, and operating results.

Despite the continuing uncertainty associated with these events, we are confident in the overall long-term health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy and help our customers hire smarter and onboard faster. Our ability to deliver innovative products and solutions that enhance workplace safety and address compliance risks has contributed to the durability of our financial results.

For additional information, see Part I, Item 1A, “Risk Factors—Risks Related to Our Business—Macroeconomic factors beyond our control, including the state of the economy, could impact demand and the fulfillment costs for our products and solutions.”

Factors Affecting Operating Results

We believe that the future growth and profitability of our business depend on numerous factors, including the following:

Acquiring New Customers

We are focused on continuing to grow our customer base, particularly with respect to high-growth Enterprise customers in attractive industry verticals. In 2023, we performed approximately 100 million screens on behalf of more than 30,000 customers, spanning the globe and all major industry verticals. Our customer acquisition strategy depends on our ability to continue to cost-effectively offer innovative and comprehensive products and solutions, execute our verticalized go-to-market strategy, and maintain our reputation and brand. New customers typically begin generating revenues within one to three months of executing a contract and increase order volumes over the subsequent three to five month period. We believe there is opportunity to continue to increase our domestic and international market share, grow our international customer base, and increase adoption and expansion of screening and verification products and solutions.

M&A

We selectively evaluate acquisitions as a means to expand our business and to enter new markets. Over the last three years, we have completed the following acquisitions, including those that impact the comparability of our results between periods:

In March 2021, the Company completed its acquisition of selected assets and specified liabilities comprising the United Kingdom background screening business unit of a United Kingdom-based company. Results of operations have been included in our International segment from the date of the acquisition.

In November 2021, the Company acquired 100% of the equity interest of MultiLatin Advisors, S.A. de C.V. (“MultiLatin”), a Mexico-based background screening and verifications provider. This acquisition strategically expands the Company’s presence and screening capabilities in Latin America. Results of operations have been included in our Americas segment from the date of the acquisition.

In November 2021, the Company acquired 100% of the equity interest of Corporate Screening Services, LLC (“Corporate Screening”), a U.S.-based healthcare and higher education focused screening and compliance solutions provider headquartered in Cleveland, Ohio. Results of operations have been included in our Americas segment from the date of the acquisition.

In January 2022, the Company completed its asset acquisition of Form I-9 Compliance (“Form I-9”), a U.S.-based technology solution and consulting service provider for I-9 and E-Verify compliance. The acquisition was effective as of January 1, 2022 and strategically expands the Company’s product suite offerings through the addition of new I-9 and employment eligibility solutions. Results of operations have been included in our Americas segment from the effective date of the acquisition.

In September 2023, the Company acquired 100% of the equity interest of a U.S.-based digital identity and biometrics solutions company. The acquired company operates under the trade name Infinite ID. The acquisition expands the Company’s network and portfolio of identity solutions in the United States. Results of operations have been included in our Americas segment from the date of the acquisition.

As discussed above under “—Recent Developments—Pending Acquisition of Sterling Check Corp.,” we have entered into an agreement to acquire all of the outstanding shares of Sterling, which will impact the comparability of our results of operations in the future if consummated.

Expanding Wallet Share with Existing Customers

Our growth in revenues depends on our ability to sell more products and solutions to existing customers. We typically grow our revenues over time with customers as their underlying screening volumes grow and as they roll out our products and solutions to new divisions or geographies, increase our wallet share in multi-provider programs, perform more extensive screens, and purchase additional products and solutions such as identity solutions, continuous screening, hiring tax credits, employment eligibility, and fleet solutions. Our Customer Success teams work closely with our customers to further develop their screening, compliance, and risk management programs within their organization and in doing so, frequently identify opportunities to expand their relationship with First Advantage. Our revenue growth with existing customers is also dependent upon our ability to retain customers. We achieved a gross retention rate of approximately 97% for 2023.

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

Our historical margin expansion has been largely driven by increased automation and deployment of RPA technologies in the background screening process, which has increased our speed, efficiency, quality, and operating leverage. Additionally, we have gained operating leverage from efficiencies and managing general and administrative costs. In order to grow profitably, we make strategic investments that generate incremental revenues and enable us to deliver our products and solutions and support our customers in a cost-effective manner. Our ability to innovate and drive future reductions of operating costs through automation and digitization does require upfront investment.

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

We have a flexible cost structure that allows our business to adjust quickly to the impacts of macroeconomic events and scale to meet the needs of large new customers. Operating expenses are influenced by the amount of revenues, customer mix, and product mix that contribute to our revenues for any given period. As revenues grow, we would generally expect cost of services to grow in a similar fashion, albeit influenced by the effects of automation, productivity, and other efficiency initiatives as well as customer and product mix shifts and third-party pass-through costs. We regularly review expenses and investments in the context of revenues growth and any shifts we identify in the business in order to align with our overall financial objectives. While we expect operating expenses to increase in absolute dollars to support our continued growth, we believe that, in the long term, operating expenses as a percentage of total revenues will decline gradually in the future as our business grows and our operating efficiency and automation initiatives continue to advance.

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

Results of Operations

Comparison of Results of Operations for the Year Ended December 31, 2023 compared to the Year Ended December 31, 2022 and for the Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	2021
Revenues	$763,761	$810,023	$712,295

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	386,777	408,928	352,170
Product and technology expense	49,263	51,931	45,507
Selling, general, and administrative expense	116,732	116,640	107,980
Depreciation and amortization	129,473	138,246	142,815
Total operating expenses	682,245	715,745	648,472
Income from operations	81,516	94,278	63,823

Other Expense, Net:
Interest expense, net	33,040	9,199	24,972
Loss on extinguishment of debt	—	—	13,938
Total other expense, net	33,040	9,199	38,910
Income before provision for income taxes	48,476	85,079	24,913
Provision for income taxes	11,183	20,475	8,862
Net income	$37,293	$64,604	$16,051
Net income margin	4.9%	8.0%	2.3%

Revenues

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenues
Americas	$673,075	$694,865	$604,413
International	96,832	122,599	114,009
Eliminations	(6,146)	(7,441)	(6,127)
Total revenues	$763,761	$810,023	$712,295

Revenues were $763.8 million for the year ended December 31, 2023, compared to $810.0 million for the year ended December 31, 2022. Revenues for the year ended December 31, 2023 decreased by $46.3 million, or 5.7%, compared to the year ended December 31, 2022.

The decrease in revenues was primarily due to a net decrease of $84.3 million, or 10.4%, in existing customer revenues, primarily driven by reduced demand from our customers more impacted by the macroeconomic conditions in 2023 (as compared to 2022), the elevated levels of growth experienced in the first half of 2022 due to the post-pandemic recovery that was not sustained into 2023, and the impact of lost accounts. In the Americas segment, certain industry verticals were impacted by reduced hiring activity, resulting in lower revenues. In the International segment, declines were more significantly experienced in the India and APAC markets relative to other markets in that segment. These consolidated decreases were partially offset by ongoing strength in upselling and cross-selling to existing customers, contributing $36.9 million, or 4.6%, of additional revenues, and increased revenues from certain existing customers that were impacted by macroeconomic conditions to a lesser extent as compared to other existing customers.

The decrease in existing customer revenues was offset by:

•
revenues of $35.1 million, or 4.3%, from new customers, primarily attributable to our Americas segment; and
•
revenues of $2.9 million, or 0.4%, attributable to the Infinite ID acquisition in the Americas segment.

Pricing remained relatively stable across all periods.

Revenues were $810.0 million for the year ended December 31, 2022, compared to $712.3 million for the year ended December 31, 2021. Revenues for the year ended December 31, 2022 increased by $97.7 million, or 13.7%, compared to the year ended December 31, 2021.

The increase in revenues was primarily due to:

•
revenues of $37.0 million, or 5.2%, attributable to the Company’s acquisitions in the Americas and International segments;
•
increased revenues of $35.4 million, or 5.0%, attributable to new customers in both the Americas and International segments; and
•
a net increase of $25.3 million, or 3.5%, in existing customer revenues, primarily driven by strength across our Americas business in the first half of 2022, which was supported by positive jobs market trends including sustained job switching and churn. These existing customer increases were offset by the impact of lost accounts, slower hiring in the second half of 2022, and the effects of changes in foreign currencies.

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

Cost of Services

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	2021
Cost of services	$386,777	$408,928	$352,170
Revenues	763,761	810,023	712,295
Cost of services as a % of revenue	50.6%	50.5%	49.4%

Cost of services was $386.8 million for the year ended December 31, 2023, compared to $408.9 million for the year ended December 31, 2022. Cost of services for the year ended December 31, 2023 decreased by $22.2 million, or 5.4%, compared to the year ended December 31, 2022.

The decrease in cost of services was primarily due to:

•
a $13.8 million decrease in personnel expenses in our operations and customer care functions as a result of cost savings actions taken by the Company, as well as productivity efficiencies from the implementation of additional automation programs; and
•
a decrease in variable third-party data expenses of $9.1 million as a result of decreased revenue volumes, variation in customer ordering mix, and increased automation.

The decrease in cost of services was partially offset by foreign currency exchange losses of $1.6 million due to the impact of foreign exchange rate volatility.

Cost of services as a percentage of revenues was 50.6% for the year ended December 31, 2023, compared to 50.5% for the year ended December 31, 2022. The cost of services percentage of revenues for the year ended December 31, 2023 was impacted by increases in certain third-party data costs, primarily due to variation in customer ordering mix. This increase was partially offset by cost savings from the Company’s continued implementation of automation and other process efficiencies, as well as certain cost savings actions taken by the Company.

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

The increase in cost of services was partially offset by foreign currency exchange gains of $1.8 million due to the impact of foreign exchange rate volatility.

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

Product and Technology Expense

	Year Ended December 31,
(in thousands)	2023	2022	2021
Product and technology expense	$49,263	$51,931	$45,507

Product and technology expense was $49.3 million for the year ended December 31, 2023, compared to $51.9 million for the year ended December 31, 2022. Product and technology expense for the year ended December 31, 2023 decreased by $2.7 million, or 5.1%, compared to the year ended December 31, 2022.

The decrease in product and technology expense was primarily due to a $2.9 million decrease in personnel expenses, primarily due to cost savings actions taken by the Company and decreases in incentive compensation, partially offset by increased share-based compensation expense.

The decrease in product and technology expense was partially offset by a $1.1 million increase in software licensing related expenses.

Product and technology expense was $51.9 million for the year ended December 31, 2022, compared to $45.5 million for the year ended December 31, 2021. Product and technology expense for the year ended December 31, 2022 increased by $6.4 million, or 14.1%, compared to the year ended December 31, 2021.

The increase in product and technology expense was primarily due to a $5.9 million increase in software licensing related expenses.

Selling, General, and Administrative Expense

	Year Ended December 31,
(in thousands)	2023	2022	2021
Selling, general, and administrative expense	$116,732	$116,640	$107,980

Selling, general, and administrative expense was $116.7 million for the year ended December 31, 2023, compared to $116.6 million for the year ended December 31, 2022. Selling, general, and administrative expense for the year ended December 31, 2023 increased by $0.1 million, or 0.1%, compared to the year ended December 31, 2022.

Selling, general, and administrative expense increased primarily due to:

•
a $6.3 million increase in share-based compensation expense primarily as a result of a modification to the vesting terms of outstanding unvested and unearned performance-based equity awards in May 2023;
•
a $2.8 million increase in expenses related to litigation in the ordinary course of business; and
•
foreign currency exchange losses of $0.7 million due to the impact of foreign exchange rate volatility.

The increase in selling, general, and administrative expense was partially offset by:

•
a $4.0 million decrease in commission and bonus expenses due to lower performance against internal targets;
•
a $3.1 million decrease in personnel expenses due to certain cost savings actions taken by the Company;
•
a $1.0 million decrease in professional service fees incurred related to the Company’s initial public company compliance efforts that did not reoccur in 2023;
•
a $0.9 million decrease in marketing expenses; and
•
a number of other corporate expenses that decreased primarily as a result of cost savings actions taken by the Company.

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

The increase in selling, general, and administrative expense was partially offset by:

•
a $4.2 million decrease in professional service fees incurred related to the Company’s preparation for its 2021 IPO and secondary offering that did not reoccur in 2022;
•
a $3.5 million decrease in share-based compensation expenses as a result of performance related vesting due to the Company’s IPO and incremental awards granted in conjunction with the IPO in 2021 which did not reoccur in 2022; and
•
a $2.7 million decrease in commissions and bonus related expenses due to lower variable commissions based on actual results against internal performance targets.

Depreciation and Amortization

	Year Ended December 31,
(in thousands)	2023	2022	2021
Depreciation and amortization	$129,473	$138,246	$142,815

Depreciation and amortization was $129.5 million for the year ended December 31, 2023, compared to $138.2 million for the year ended December 31, 2022. Depreciation and amortization for the year ended December 31, 2023 decreased by $8.8 million, or 6.3% compared to the year ended December 31, 2022. This decrease was partially offset by increases in depreciation related to assets placed in service during the year ended December 31, 2023.

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

Interest Expense, Net

	Year Ended December 31,
(in thousands)	2023	2022	2021
Interest expense, net	$33,040	$9,199	$24,972

Interest expense, net was $33.0 million for the year ended December 31, 2023, compared to $9.2 million for the year ended December 31, 2022. Interest expense, net for the year ended December 31, 2023 increased by $23.8 million, or 259.2%, compared to the year ended December 31, 2022.

The increase in interest expense was primarily attributable to higher interest expense on the First Lien Credit Facility as a result of increasing interest rates and fluctuations in unrealized gains and losses on the Company’s interest swaps resulting from interest rate volatility. Increases in interest expense were offset by interest income of $13.4 million earned on cash held within interest bearing accounts.

Interest expense, net was $9.2 million for the year ended December 31, 2022, compared to $25.0 million for the year ended December 31, 2021. Interest expense, net for the year ended December 31, 2022 decreased by $15.8 million, or 63.2%, compared to the year ended December 31, 2021.

The decrease in interest expense, net was primarily attributable to $12.4 million of unrealized gains on the interest rate swap as a result of the increased interest rate volatility observed in 2022. This decrease was further impacted by the Company’s February 2021 refinancing of the First Lien Credit Facility, early repayment of the Second Lien Credit Facility, and the prepayment of $200.0 million of the First Lien Credit Facility in June 2021, resulting in interest rate savings due to lower principal and more favorable interest rate margins, and $5.0 million of interest income earned on cash held within interest bearing accounts. These decreases were partially offset by higher interest expense on the First Lien Credit Facility as a result of rising interest rates in 2022.

Loss on Extinguishment of Debt

	Year Ended December 31,
(in thousands)	2023	2022	2021
Loss on extinguishment of debt	$—	$—	$13,938

Loss on extinguishment of debt for the year ended December 31, 2021 relates to expenses stemming from the write-off of debt issuance costs associated with the February 2021 refinancing of the First Lien Credit Facility.

Provision for Income Taxes

	Year Ended December 31,
(in thousands)	2023	2022	2021
Provision for income taxes	$11,183	$20,475	$8,862

Our provision for income taxes was $11.2 million for the year ended December 31, 2023, compared to $20.5 million for the year ended December 31, 2022. Our provision for income taxes for the year ended December 31, 2023 decreased by $9.3 million, compared to the year ended December 31, 2022.

The decrease in our provision for income taxes was primarily due to the decrease of income before income taxes during the year ended December 31, 2023, as compared to the year ended December 31, 2022, and the decrease of GILTI inclusion.

Our provision for income taxes was $20.5 million for the year ended December 31, 2022, compared to $8.9 million for the year ended December 31, 2021. Our provision for income taxes for the year ended December 31, 2022 increased by $11.6 million, compared to the year ended December 31, 2021.

The increase in our provision for income taxes was primarily due to the increase of income before income taxes during the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to higher levels of pre-tax income as well as increases due to increased GILTI inclusion and lower research and development credits.

Net Income and Net Income Margin

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	2021
Net income	$37,293	$64,604	$16,051
Net income margin	4.9%	8.0%	2.3%

Net income was $37.3 million for the year ended December 31, 2023, compared to $64.6 million for the year ended December 31, 2022. Net income for the year ended December 31, 2023 decreased by $27.3 million, or 42.3%, compared to the year ended December 31, 2022.

Net income margin was 4.9% for the year ended December 31, 2023, compared to 8.0% the year ended December 31, 2022, as reduced demand from customers more impacted by macroeconomic events contributed to lower revenues and increasing interest rates resulting from interest rate volatility resulted in lower profitability.

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

Adjusted EBITDA was $237.6 million, $248.9 million, and $226.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. This represented an Adjusted EBITDA Margin of 31.1%, 30.7%, and 31.8% for the years ended December 31, 2023, 2022, and 2021, respectively.

Adjusted EBITDA for the year ended December 31, 2023 decreased by $11.4 million, or 4.6%, compared to the year ended December 31, 2022, as macroeconomic events impacted our revenues attributed to existing customers. Decreases were further impacted by the effects of changes in foreign currencies. These decreases were partially offset by increased revenues from certain existing and new customers, including ongoing strength in upselling and cross-selling, cost structure benefits due to increased automation, operational efficiencies, and certain other cost savings actions taken by the Company in late 2022 and into 2023.

Adjusted EBITDA for the year ended December 31, 2022 increased by $22.6 million, or 10.0%, compared to the year ended December 31, 2021. For the year ended December 31, 2022, Adjusted EBITDA increased due to revenues growth attributed to new and existing customers, primarily driven by strength across our business during the first half of the year and further supported by certain cost reductions implemented primarily in the second half of the year. These positive factors were partially offset by increases in insurance premiums and third-party data verification costs, additional investments in technology and sales, the effects of changes in foreign currencies, and lower margin revenues from our acquisitions.

The following table presents a reconciliation of Adjusted EBITDA for the periods presented.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net income	$37,293	$64,604	$16,051
Interest expense, net	33,040	9,199	24,972
Provision for income taxes	11,183	20,475	8,862
Depreciation and amortization	129,473	138,246	142,815
Loss on extinguishment of debt	—	—	13,938
Share-based compensation(a)	15,265	7,856	9,530
Transaction and acquisition-related charges(b)	4,364	6,018	9,314
Integration, restructuring, and other charges(c)	6,938	2,512	812
Adjusted EBITDA	$237,556	$248,910	$226,294
(a)
Share-based compensation for the year ended December 31, 2023, includes approximately $6.6 million of incrementally recognized expense associated with the May 2023 vesting modification. See Note 10 to the audited consolidated financial statements included elsewhere in this Annual Report for further information.
(b)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Also includes incremental professional service fees incurred related to the initial public offering, subsequent one-time compliance efforts, and the registered common stock offering by certain selling stockholders in November 2021. The years ended December 31, 2022 and 2021 include a transaction bonus expense related to one of the Company’s 2021 acquisitions.
(c)
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

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	2021
Adjusted EBITDA	$237,556	$248,910	$226,294
Revenues	763,761	810,023	712,295
Adjusted EBITDA Margin	31.1%	30.7%	31.8%

The following table presents a calculation of Adjusted EBITDA and Adjusted EBITDA Margin by segment for the periods presented. Refer to Note 17 to the consolidated financial statements included elsewhere in this Annual Report for a reconciliation of Adjusted EBITDA for the periods presented by segment.

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	2021
Adjusted EBITDA (1)
Americas	$221,645	$221,655	$198,473
International	15,911	27,255	27,821
Adjusted EBITDA	$237,556	$248,910	$226,294

Revenues
Americas	$673,075	$694,865	$604,413
International	96,832	122,599	114,009
Less: intersegment eliminations	(6,146)	(7,441)	(6,127)
Total revenues	$763,761	$810,023	$712,295

Adjusted EBITDA Margin
Americas	32.9%	31.9%	32.8%
International	16.4%	22.2%	24.4%
Adjusted EBITDA Margin	31.1%	30.7%	31.8%
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

Adjusted Net Income was $145.8 million, $156.5 million, and $142.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. Adjusted Diluted Earnings Per Share was $1.00, $1.03, and $1.01 for the years ended December 31, 2023, 2022, and 2021, respectively.

Adjusted Net Income for the year ended December 31, 2023 decreased by $10.7 million, or 6.8%, compared to the year ended December 31, 2022. Adjusted Diluted Earnings Per Share for the year ended December 31, 2023 decreased by $0.03, or 2.9%, compared to the year ended December 31, 2022. Adjusted Net Income and Adjusted Diluted Earnings Per Share declined during the year ended December 31, 2023, as reduced demand from customers more impacted by macroeconomic events contributed to lower revenues and profitability. Adjusted Net Income and Adjusted Diluted Earnings Per Share were further impacted by changes in acquisition-related depreciation and amortization and changes in our capital structure that are captured in interest expense. Gains or losses and actual cash payments and receipts on the Company’s interest rate swaps impact the comparability of Adjusted Net Income and Adjusted Diluted Earnings Per Share across historical periods. Adjusted Diluted Earnings Per Share is further impacted by shares repurchased under the Company’s Repurchase Program.

Adjusted Net Income for the year ended December 31, 2022 increased by $14.1 million, or 9.9%, compared to the year ended December 31, 2021. Adjusted Diluted Earnings Per Share for the year ended December 31, 2022 increased by $0.02, or 2.0%, compared to the year ended December 31, 2021. Adjusted Net Income and Adjusted Diluted Earnings Per Share were impacted by changes in acquisition-related depreciation and amortization and changes in our capital structure that are captured in interest expense across all periods, the impacts of which were offset by the factors contributing to Adjusted EBITDA growth year over year. The prepayment of the Company’s First Lien and Second Lien debt and gains or losses and actual cash payments and receipts on the Company’s interest rate swaps impact the comparability of Adjusted Net Income and Adjusted Diluted Earnings Per Share across historical periods.

The following table presents a reconciliation of Adjusted Net Income for the periods presented.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net income	$37,293	$64,604	$16,051
Provision for income taxes	11,183	20,475	8,862
Income before provision for income taxes	48,476	85,079	24,913
Debt-related charges(a)	12,845	(9,569)	20,143
Acquisition-related depreciation and amortization(b)	102,659	115,944	126,865
Share-based compensation(c)	15,265	7,856	9,530
Transaction and acquisition-related charges(d)	4,364	6,018	9,314
Integration, restructuring, and other charges(e)	6,938	2,512	812
Adjusted Net Income before income tax effect	190,547	207,840	191,577
Less: Adjusted income taxes(f)	44,759	51,378	49,178
Adjusted Net Income	$145,788	$156,462	$142,399

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented.

	Year Ended December 31,
	2023	2022	2021
Diluted net income per share (GAAP)	$0.26	$0.43	$0.11
Adjusted Net Income adjustments per share
Provision for income taxes	0.08	0.13	0.06
Debt-related charges(a)	0.09	(0.06)	0.14
Acquisition-related depreciation and amortization(b)	0.70	0.76	0.90
Share-based compensation(c)	0.10	0.05	0.07
Transaction and acquisition-related charges(d)	0.03	0.04	0.07
Integration, restructuring, and other charges(e)	0.05	0.02	0.01
Adjusted income taxes(f)	(0.31)	(0.34)	(0.35)
Adjusted Diluted Earnings Per Share (Non-GAAP)	$1.00	$1.03	$1.01

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP and Non-GAAP)	146,226,096	151,807,139	141,687,384
(a)
Represents the loss on extinguishment of debt and non-cash interest expense related to the amortization of debt issuance costs for the 2021 February refinancing and repayment of the Company’s First Lien Credit Facility (as defined below) and Second Lien Credit Facility (as defined below), respectively. Beginning in 2022, this adjustment also includes the impact of the change in fair value of interest rate swaps. This adjustment, which represents the difference between the fair value gains or losses and actual cash payments and receipts on the interest rate swaps, was added as a result of the increased interest rate volatility observed in 2022. The Company determined that the impact to the year ended December 31, 2021 was not significant and therefore, the previously reported amount will not be recast.
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
(c)
Share-based compensation for the year ended December 31, 2023, includes approximately $6.6 million of incrementally recognized expense associated with the May 2023 vesting modification. See Note 10 to the audited consolidated financial statements included elsewhere in this Annual Report for further information.
(d)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Also includes incremental professional service fees incurred related to the initial public offering, subsequent one-time compliance efforts, and the registered common stock offering by certain selling stockholders in November 2021. The years ended December 31, 2022 and 2021 include a transaction bonus expense related to one of the Company’s 2021 acquisitions.
(e)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, and (gains) losses on the sale of assets.
(f)
Effective tax rates of approximately 23.5%, 24.7%, and 25.7% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the years ended December 31, 2023, 2022, and 2021, respectively.

Liquidity and Capital Resources

Liquidity

The Company’s primary liquidity requirements are for working capital, continued investments in software development and other capital expenditures, and other strategic investments, including the Acquisition. In 2023, the Company fully utilized its remaining U.S. Federal income tax net operating loss carryforwards. As a result, income taxes will become a material use of funds, depending on our future profitability, and future tax rates. The Company’s liquidity needs are met primarily through existing balance sheet cash, cash flows from operations, as well as funds available under our revolving credit facility and proceeds from our term loan borrowings, including incremental term loan borrowings expected to be incurred to fund the Acquisition pursuant to a commitment letter entered into with certain financial institutions. Our cash flows from operations include cash received from customers, less cash costs to provide services to our customers, which includes general and administrative costs and interest payments.

As of December 31, 2023, we had $213.8 million in cash and cash equivalents and $100.0 million available under our revolving credit facility. As of December 31, 2023, we had $564.7 million of total debt outstanding. We believe our cash on hand, together with amounts available under our revolving credit facility, and cash provided by operating activities are and will continue to be adequate to meet our operational and business needs in the next twelve months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors that may be beyond our control, including those described under “Risk Factors.”

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

On November 8, 2022, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $150.0 million and extended the program through December 31, 2023. On February 28, 2023, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $200.0 million. On September 14, 2023, the Company announced that its Board of Directors approved a one-year extension of its share repurchase authorization, extending the previously authorized $200.0 million program through December 31, 2024. Through February 23, 2023, the Company repurchased approximately $119.5 million of shares under the Repurchase Program. In connection with the execution of the Merger Agreement, the Company will be suspending purchases under its Repurchase Program.

Dividend

On August 8, 2023, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share to stockholders of record at the close of business on August 21, 2023. An aggregate cash dividend of $217.7 million was paid on August 31, 2023 with cash from the balance sheet.

Long-Term Debt

In February 2020, a new financing structure was established consisting of a new First Lien Credit Agreement (“First Lien Agreement”) and a new Second Lien Credit Agreement (“Second Lien Agreement”) (collectively, the “Credit Agreements”). The First Lien Agreement provided financing in the form of a $670.0 million term loan due January 31, 2027 (“First Lien Credit Facility”) and a $75.0 million new revolving credit facility due January 31, 2025 (“Revolver”). The Second Lien Agreement provided financing in the form of a $145.0 million term loan due January 31, 2028 (“Second Lien Credit Facility”).

On February 1, 2021, we amended the First Lien Agreement to fund $100.0 million of additional first lien term loans and reduce the applicable margins by 0.25%. The refinancing resulted in a loss on extinguishment of debt of $5.1 million, composed of the write-off of $4.5 million of unamortized deferred financing costs and $0.6 million of accrued interest and miscellaneous fees. In addition, we fully repaid the outstanding Second Lien Agreement and recorded a loss on extinguishment of debt of $8.9 million, composed of the write-off of $7.3 million of unamortized deferred financing costs plus a $1.5 million prepayment premium, and $0.1 million of accrued interest and other miscellaneous fees.

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

In connection with the closing of the IPO, on June 30, 2021 the Company repaid $200.0 million of the First Lien Credit Facility outstanding, of which $44.3 million was applied to all of the remaining quarterly amortizing principal payments due under the First Lien Agreement. The remaining $564.7 million term loan is scheduled to mature on January 31, 2027. As a result of the prepayment, the Company recorded additional interest expense of $3.7 million associated with the accelerated amortization of the related deferred financing costs.

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

The First Lien Agreement contains customary affirmative covenants, negative covenants and events of default (including upon a change of control). The First Lien Agreement also includes a “springing” first lien net leverage ratio test, applicable only to the Revolver, that requires such ratio to be no greater than 7.75:1.00 on the last day of any fiscal quarter if more than 35.0% of the Revolver is utilized on such date.

Cash Flow Analysis

Comparison of Cash Flows for the Year Ended December 31, 2023 compared to the Year Ended December 31, 2022 and for the Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

The following table is a summary of our cash flow activity for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$162,820	$212,770	$148,677
Net cash used in investing activities	(66,847)	(48,596)	(72,427)
Net cash (used in) provided by financing activities	(273,556)	(59,154)	63,848

Cash Flows from Operating Activities

For the years ended December 31, 2023, 2022, and 2021, net cash provided by operating activities was $162.8 million, $212.8 million, and $148.7 million, respectively.

Cash flows from operating activities for the year ended December 31, 2023 were impacted by the continuation of more modest hiring activity from our customers in the Americas and softness internationally, resulting from the ongoing uncertainty from the economic environment that began to impact hiring demand in late 2022. Additionally, cash flows from operating activities in 2023 were impacted by a $9.7 million outflow due to working capital.

Cash flows from operating activities for the year ended December 31, 2022 were positively impacted by the Company’s revenue growth from existing customers, new customer go-lives, recent acquisitions and lower accounts receivable driven by cash collections from customers. These were partially offset with other changes in working capital, primarily accrued compensation.

Cash flows from operating activities for the year ended December 31, 2021 were positively impacted by increased profitability related to the Company’s revenue growth from existing customers, new customer go-lives, and the 2021 acquisitions. This was offset in part by the use of cash for working capital primarily due to the high level of revenue growth acceleration that remained in receivables at December 31, 2021, consistent with normal payment terms offered to our customers.

Cash Flows from Investing Activities

For the years ended December 31, 2023, 2022, and 2021, net cash used in investing activities was $66.8 million, $48.6 million, and $72.4 million, respectively.

The cash flows used in investing activities for the year ended December 31, 2023 were primarily impacted by the $41.1 million Infinite ID acquisition, net of cash acquired and other transaction adjustments. The remaining investing cash flows are driven primarily by capitalized software development costs and purchases of property and equipment as the Company continued to make incremental investments in its technology platform.

The cash flows used in investing activities for the year ended December 31, 2022 included the $19.1 million acquisition of Form I-9 Compliance, net of cash acquired. The remaining investing cash flows were driven primarily by capitalized software development costs and purchases of property and equipment, which increased in 2022 as the Company continued to make incremental investments in its technology platform.

The cash flows used in investing activities for the year ended December 31, 2021 included an aggregate of $48.9 million in purchase price for the three 2021 acquisitions. The remaining use of investing cash flows were driven primarily by capitalized software development costs and purchases of property and equipment, which increased in 2021 as we continued to make incremental investments in our technology and operations.

Cash Flows from Financing Activities

For the years ended December 31, 2023, 2022, and 2021, net cash (used in) provided by financing activities was $(273.6) million, $(59.2) million, and $63.8 million, respectively.

Net cash used in financing activities for the year ended December 31, 2023 were impacted by the Company’s one-time special cash dividend of $1.50 per share and shares repurchased under the Company’s Repurchase Program. An aggregate cash dividend of $217.7 million was paid on August 31, 2023. During the year ended December 31, 2023, the Company repurchased 4.4 million shares for a total cost of $59.0 million. These outflows were offset partially by cash inflows related to share-based compensation activity.

Net cash used in financing activities for the year ended December 31, 2022 were primarily driven by shares repurchased under the Company’s Repurchase Program. During the year ended December 31, 2022, 4.7 million shares were repurchased under the program at a total cost of $60.5 million. Additionally, the Company had additional outflows related to payments on capital lease obligations and deferred purchase of a software platform. These outflows were partially offset by share-based compensation activity.

Net cash provided by financing activities for the year ended December 31, 2021 was primarily driven by the Company’s completion of its IPO on June 25, 2021. Cash inflows related to the IPO were $320.6 million, partially offset by the use of proceeds which consisted of a $200.0 million repayment of the Company’s First Lien Credit Facility and $4.0 million of offering costs.

Net cash provided by financing activities for the year ended December 31, 2021 was incrementally driven by the Company’s February 2021 debt refinancing which consisted of a refinancing of the First Lien Credit Facility and the full repayment of the Second Lien Credit Facility. Cash outflows related to this refinancing were $308.5 million, partially offset by cash inflows of $261.4 million. As part of the refinancing, the Company paid $1.3 million related to new debt issuance costs. The remaining outflows primarily consisted of principal payments due under the First Lien Credit Facility, payments on capital lease obligations, a deferred purchase of a software platform, and share-based compensation activity.

Contractual Obligations and Commitments

Contractual obligations for the Company are comprised of debt, leases, and purchase obligations. The following sections provide details of material cash requirements from known contractual and other obligations as of December 31, 2023.

Debt

As of December 31, 2023, the Company had $564.7 million outstanding under its First Lien Credit Facility due January 31, 2027. No principal payments are due within the next twelve months, as detailed further in Note 6 to the audited consolidated financial statements included elsewhere in this Annual Report. Future interest payments associated with the First Lien Credit Facility total $127.6 million, with $40.0 million payable within the next twelve months. Estimated future interest payments are based on the actual interest rates on individual debt, interest rate collar, and swap agreements outstanding at December 31, 2023. Actual interest rates on our variable rate debt, interest rate collar and swap agreements, and the actual amount of our variable indebtedness could vary from the amounts used to compute the amounts.

As of December 31, 2023, we had no borrowings outstanding under our Revolver.

Leases

As of December 31, 2023, total contractual obligations for operating leases were $11.0 million. This includes operating leases with original maturities of less than one year, which are not recorded in our consolidated balance sheet. As of December 31, 2023, no outstanding amounts were due under finance lease agreements.

For further information, see Note 14 to the audited consolidated financial statements included elsewhere in this Annual Report.

Purchase Obligations

The Company has entered into a one-year contract with a third-party service provider which contains a minimum volume commitment. The Company expects to exceed the stipulated minimum volume of purchases required in 2024 through the ordinary course of business.

The Company has accrued approximately $1.0 million for uncertain tax positions and accrued interest and penalties of $0.5 million related to the uncertain tax positions as of December 31, 2023. See Note 8 to the audited consolidated financial statements included elsewhere in this Annual Report for further information.

At December 31, 2023, the Company had accrued $5.2 million relating to legal proceedings in which the Company believes a loss is both probable and estimable. See Note 13 to the audited consolidated financial statements included elsewhere in this Annual Report for further information.

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

Goodwill

We assess goodwill for impairment annually or more frequently if events or changes in business circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. In performing these assessments, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flows and other market data. There are inherent uncertainties related to these factors and judgment is required in applying them to the goodwill impairment test. Our annual goodwill impairment test is performed on October 31. We perform additional tests throughout the year when required.

For quantitative goodwill impairment tests, the fair value for each reporting unit is determined using a discounted cash flow method. Key assumptions for computing fair value include discount rate, long term growth rate, foreign currency exchange rate, and cash flow projections for each reporting unit. No goodwill impairment was recognized for 2023. See Note 2 to the audited consolidated financial statements included elsewhere in this Annual Report for more information on our goodwill impairment testing.

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

ASC 740 requires a valuation allowance to reduce the deferred income tax assets recorded if, based on the weight of the evidence, it is more likely than not, that some or all of the deferred income tax assets will not be realized. The Company evaluates all of the positive and negative evidence annually to determine the need for a valuation allowance. After consideration of all of the evidence, the Company has determined that a valuation allowance of $1.9 million and $1.5 million is necessary at December 31, 2023 and 2022, respectively.

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

Interest Rate Risk

We had cash and cash equivalents of $213.8 million and $391.7 million as of December 31, 2023 and 2022, respectively. We also had short-term investments of $2.0 million at December 31, 2022. Our cash and cash equivalents consist primarily of bank demand deposits. Our short-term investments consist of fixed time deposits having a maturity date within twelve months. We hold cash, cash equivalents, and short-term investments for working capital purposes. We do not enter into investments for trading or speculative purposes.

We do not have material exposure to market risk with respect to our cash, cash equivalents, or short-term investments as these consist primarily of highly liquid investments purchased with original maturities of twelve months or less at December 31, 2023 and 2022.

Our debt includes variable-rate debt and a revolving credit facility that bear interest based on SOFR. As a result, we are exposed to fluctuations in interest rates on our long-term debt. The carrying value of our long-term debt, excluding capital lease and other long-term obligations, was $558.5 million as of December 31, 2023. The fair value of our long-term debt, excluding finance lease and other long-term obligations, was approximately the same as its carrying value of $558.5 million as of December 31, 2023. As of December 31, 2023, a hypothetical 100 basis point increase or decrease in interest rates would change the fair value of our debt by less than $0.1 million. The exposure associated with our variable-rate borrowings to a hypothetical 100 basis point increase or decrease in interest rates would, therefore, not be material to earnings, fair values, or cash flows. See Note 6 to the audited consolidated financial statements included elsewhere in this Annual Report for more information on our debt offerings and any outstanding debt.

To help manage borrowing costs, we may from time to time enter into interest rate derivative transactions with financial institutions acting as principal counterparties. In 2020, the Company entered into an interest rate collar agreement with a notional amount of $405.0 million through February 2022 that was reduced to $300.0 million from March 2022 through February 2024, with a maturity date of February 29, 2024. In the agreement, we and the counterparty bank agreed to a one-month LIBOR floor of 0.48% and cap of 1.50% on a portion of our term loan facility. In June 2023, the Company transitioned the reference rate from one-month LIBOR to one-month SOFR and reduced the cap to 1.47%.

In February 2023, the Company entered into an interest rate swap agreement with a notional amount of $100.0 million that matures on February 28, 2026. The interest rate swap hedged our floating LIBOR rate outstanding debt with a fixed rate of 4.36%. In June 2023, the Company transitioned the reference rate from one-month LIBOR to one-month SOFR and reduced the fixed rate to 4.32%.

In December 2023, the Company entered into two interest rate swap agreements, each with a notional amount of $150.0 million. Effective December 29, 2023, the first interest rate swap agreement hedged our floating SOFR rate outstanding debt with a fixed rate of 3.86%. Effective March 1, 2024, the second interest rate swap agreement will hedge our floating SOFR rate outstanding debt with a fixed rate of 3.76%. Both interest rate swap agreements mature on December 31, 2026.

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

Balance sheet adjustments resulting from the translation of foreign currency-denominated subsidiary financial statements are accumulated in a separate component of equity. Gains or losses resulting from foreign currency transactions are included in the Company’s consolidated statements of operations and comprehensive income, except for gains or losses relating to intercompany transactions of a long-term investment nature, which are presented in a separate component of equity as accumulated other comprehensive loss.

We historically have not hedged our investments in foreign subsidiaries or our exposure to transaction gains or losses resulting from fluctuations in foreign currency exchange rates. Currency translation income (loss) included in other comprehensive income (loss) were approximately $1.2 million, $(20.7) million, and $(4.1) million, for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment using those criteria, our management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report, which appears in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Item 9B. Other Information.

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted a written Global Code of Conduct and Ethics that applies to all of our directors, officers, and employees, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Our Global Code of Conduct and Ethics is posted under the “Governance” section on our website, https://investors.fadv.com/. Our Global Code of Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website.

The remaining information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

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

10.1 †	First Advantage Corporation 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of First Advantage’s Current Report on Form 8-K filed on June 25, 2021).
10.2 †	First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of First Advantage’s Quarterly Report on Form 10-Q filed on August 12, 2021).
10.3 †	First Amendment to First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to First Advantage’s Quarterly Report on Form 10-Q filed on August 9, 2023).
10.4 †

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

10.8 †

Form of Non-Employee Director RSU Award Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.6 to First Advantage’s Registration Statement on Form S-8 filed on June 25, 2021).

10.9 †

Form of Restricted Stock Unit Award Grant Notice and Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to First Advantage’s Quarterly Report on Form 10-Q filed on August 4, 2022).

10.10 †

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

10.12 †

Form of Restrictive Covenant Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to First Advantage’s Registration Statement on Form S-1 filed on June 14, 2021).

10.13 †	Form of Restrictive Covenant Agreement for Named Executive Officers (incorporated by reference to Exhibit 10.3 to First Advantage’s Quarterly Report on Form 10-Q filed on May 10, 2023).
10.14 †	Form of Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.12 to First Advantage’s Annual Report on Form 10-K filed on February 28, 2023).
10.15 †

Form of IPO Director RSU Award Agreement under the First Advantage Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to First Advantage’s Quarterly Report on Form 10-Q filed on August 12, 2021).

10.16 †	Form of Option Conversion Notice (incorporated by reference to Exhibit 4.12 to First Advantage’s Registration Statement on Form S-8 filed on June 25, 2021).
10.17 †

Form of Notice re Amendment to Performance Award Vesting for previously issued grants, dated May 10, 2023 (incorporated by reference to Exhibit 10.2 to First Advantage’s Quarterly Report on Form 10-Q filed on August 9, 2023).

10.18 †

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

10.22 †

Employment Offer Letter, dated March 30, 2011, between STG-Fairway Holdings, Inc. (a predecessor to First Advantage Corporation) and Bret Jardine (incorporated by reference to Exhibit 10.1 to First Advantage’s Quarterly Report on Form 10-Q filed on May 10, 2023).

10.23 †

Employment Offer Letter, dated May 31, 2017, between First Advantage Corporation and Joelle Smith (incorporated by reference to Exhibit 10.2 to First Advantage’s Quarterly Report on Form 10-Q filed on May 10, 2023).

10.24 †

Class C LP Unit Grant Agreement, dated February 9, 2020, between Fastball Holdco, L.P. and Scott Staples (incorporated by reference to Exhibit 10.7 to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.25 †

Class C LP Unit Grant Agreement, dated February 9, 2020, between Fastball Holdco, L.P. and Joseph Jaeger (incorporated by reference to Exhibit 10.8 to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.26 †

Class C LP Unit Grant Agreement, dated February 9, 2020, between Fastball Holdco, L.P. and David L. Gamsey (incorporated by reference to Exhibit 10.9 to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.27 †

Option Grant Agreement (Class B LP Units), dated February 9, 2020, among Fastball Holdco, L.P., Bret Jardine and First Advantage Background Services Corp (incorporated by reference to Exhibit 10.16 to First Advantage’s Registration Statement on Form S-1/A filed on June 14, 2021).

10.28†

Restricted Stock Unit Grant Agreement, dated December 22, 2021, between First Advantage Corporation and Joseph Jaeger (incorporated by reference to Exhibit 10.19 to First Advantage’s Annual Report on Form 10-K filed on March 23, 2022).

10.29

First Lien Credit Agreement, dated January 31, 2020, among Fastball Parent, Inc., Fastball MergerSub, LLC the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.10 to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.30

Amendment No. 1 to First Lien Credit Agreement, dated February 1, 2021, among Fastball Parent, Inc., First Advantage Holdings, LLC, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.11 to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.31

Amendment No. 2 to First Lien Credit Agreement, dated May 28, 2021, among Fastball Parent, Inc., First Advantage Holdings, LLC, the lenders form time to time party thereto, and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.12 filed to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.32

Amendment No. 3 to First Lien Credit Agreement, dated as of June 23, 2023, among First Advantage Holdings, LLC, the revolving lenders party thereto, and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to First Advantage’s Quarterly Report on Form 10-Q filed on August 9, 2023).

10.33

Stockholders’ Agreement, dated as of June 25, 2021, by and among the Company and the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to First Advantage’s Current Report on Form 8-K filed on June 25, 2021).

10.34	Form of Indemnification Agreement (for directors).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	First Advantage Corporation Incentive Compensation Clawback Policy.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

† Compensatory arrangements for director(s) and/or executive officer(s).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ADVANTAGE CORPORATION

Date: February 29, 2024	By:	/s/ David L. Gamsey
David L. Gamsey
Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Staples	Chief Executive Officer	February 29, 2024
Scott Staples	(principal executive officer)

/s/ David L. Gamsey	Executive Vice President & Chief Financial Officer	February 29, 2024
David L. Gamsey	(principal financial officer)

/s/ Steven Marks	Chief Accounting Officer	February 29, 2024
Steven Marks	(principal accounting officer)

/s/ Joseph Osnoss	Director	February 29, 2024
Joseph Osnoss

/s/ Susan R. Bell	Director	February 29, 2024
Susan R. Bell

/s/ James L. Clark	Director	February 29, 2024
James L. Clark

/s/ Bridgett R. Price	Director	February 29, 2024
Bridgett R. Price

/s/ John Rudella	Director	February 29, 2024
John Rudella

/s/ Judith Sim	Director	February 29, 2024
Judith Sim

/s/ Bianca Stoica	Director	February 29, 2024
Bianca Stoica

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of First Advantage Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of First Advantage Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.

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

February 29, 2024

We have served as the Company's auditor since 2013.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of First Advantage Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Advantage Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders’ equity for years ended December 31, 2023, 2022 and 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023, 2022, and 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 29, 2024

We have served as the Company's auditor since 2013.

First Advantage Corporation

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$213,774	$391,655
Restricted cash	138	141
Short-term investments	—	1,956
Accounts receivable (net of allowance for doubtful accounts of $1,036 and $1,348 at December 31, 2023 and 2022, respectively)	142,690	143,811
Prepaid expenses and other current assets	13,426	25,407
Income tax receivable	3,710	3,225
Total current assets	373,738	566,195
Property and equipment, net	79,441	113,529
Goodwill	820,654	793,080
Trade names, net	66,229	71,162
Customer lists, net	275,528	326,014
Other intangible assets, net	2,257	—
Deferred tax asset, net	2,786	2,422
Other assets	10,021	13,423
TOTAL ASSETS	$1,630,654	$1,885,825
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$47,024	$54,947
Accrued compensation	16,379	22,702
Accrued liabilities	16,162	16,400
Current portion of operating lease liability	3,354	4,957
Income tax payable	264	724
Deferred revenues	1,856	1,056
Total current liabilities	85,039	100,786
Long-term debt (net of deferred financing costs of $6,268 and $8,075 at December 31, 2023 and 2022, respectively)	558,456	556,649
Deferred tax liability, net	71,274	90,556
Operating lease liability, less current portion	5,931	7,879
Other liabilities	3,221	3,337
Total liabilities	723,921	759,207
COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 145,074,802 and 148,732,603 shares issued and outstanding as of December 31, 2023 and 2022, respectively	145	149
Additional paid-in-capital	977,290	1,176,163
Accumulated deficit	(49,545)	(27,363)
Accumulated other comprehensive loss	(21,157)	(22,331)
Total equity	906,733	1,126,618
TOTAL LIABILITIES AND EQUITY	$1,630,654	$1,885,825

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
(in thousands, except share and per share amounts)	2023	2022	2021
REVENUES	$763,761	$810,023	$712,295

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization below)	386,777	408,928	352,170
Product and technology expense	49,263	51,931	45,507
Selling, general, and administrative expense	116,732	116,640	107,980
Depreciation and amortization	129,473	138,246	142,815
Total operating expenses	682,245	715,745	648,472
INCOME FROM OPERATIONS	81,516	94,278	63,823

OTHER EXPENSE, NET:
Interest expense, net	33,040	9,199	24,972
Loss on extinguishment of debt	—	—	13,938
Total other expense, net	33,040	9,199	38,910
INCOME BEFORE PROVISION FOR INCOME TAXES	48,476	85,079	24,913
Provision for income taxes	11,183	20,475	8,862
NET INCOME	$37,293	$64,604	$16,051

Foreign currency translation income (loss)	1,174	(20,694)	(4,121)
COMPREHENSIVE INCOME	$38,467	$43,910	$11,930

NET INCOME	$37,293	$64,604	$16,051
Basic net income per share	$0.26	$0.43	$0.11
Diluted net income per share	$0.26	$0.43	$0.11
Weighted average number of shares outstanding - basic	144,083,808	150,227,213	140,480,590
Weighted average number of shares outstanding - diluted	146,226,096	151,807,139	141,687,384

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,293	$64,604	$16,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,473	138,246	142,815
Loss on extinguishment of debt	—	—	13,938
Amortization of deferred financing costs	1,807	1,804	5,936
Bad debt (recovery) expense	(56)	207	(17)
Deferred taxes	(19,497)	4,597	(2,924)
Share-based compensation	15,265	7,856	9,530
Loss (gain) on foreign currency exchange rates	8	91	(575)
Loss on disposal of fixed assets and impairment of ROU assets	1,608	1,263	76
Change in fair value of interest rate swaps	116	(12,429)	(2,284)
Changes in operating assets and liabilities:
Accounts receivable	2,339	9,149	(40,842)
Prepaid expenses and other assets	13,440	4,892	(10,502)
Accounts payable	(8,503)	2,983	7,516
Accrued compensation and accrued liabilities	(9,301)	(11,365)	8,541
Deferred revenues	788	91	196
Operating lease liabilities	(1,378)	(898)	—
Other liabilities	347	4,724	(87)
Income taxes receivable and payable, net	(929)	(3,045)	1,309
Net cash provided by operating activities	162,820	212,770	148,677
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(41,122)	(19,052)	(48,934)
Purchases of property and equipment	(2,085)	(6,165)	(7,313)
Capitalized software development costs	(25,614)	(22,363)	(16,485)
Other investing activities	1,974	(1,016)	305
Net cash used in investing activities	(66,847)	(48,596)	(72,427)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(217,739)	—	—
Share repurchases	(58,990)	(60,530)	—
Proceeds from issuance of common stock under share-based compensation plans	4,565	3,522	387
Payments on deferred purchase agreements	(938)	(884)	(705)
Net settlement of share-based compensation plan awards	(350)	(378)	(332)
Payments on capital and finance lease obligations	(104)	(884)	(1,652)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	—	320,559
Borrowings from First Lien Credit Facility	—	—	261,413
Repayments of First Lien Credit Facility	—	—	(363,875)
Repayment of Second Lien Credit Facility	—	—	(146,584)
Payments of initial public offering issuance costs	—	—	(4,034)
Payments of debt issuance costs	—	—	(1,257)
Shareholder distribution	—	—	(313)
Capital contributions	—	—	241
Net cash (used in) provided by financing activities	(273,556)	(59,154)	63,848
Effect of exchange rate on cash, cash equivalents, and restricted cash	(301)	(6,014)	(278)
(Decrease) increase in cash, cash equivalents, and restricted cash	(177,884)	99,006	139,820
Cash, cash equivalents, and restricted cash at beginning of period	391,796	292,790	152,970
Cash, cash equivalents, and restricted cash at end of period	$213,912	$391,796	$292,790

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$31,623	$17,475	$10,361
Cash paid for interest	$45,697	$27,042	$23,029
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on account	$118	$105	$3,643
Excise taxes on share repurchases incurred but not paid	$490	$—	$—
Dividends declared but not paid	$614	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
BALANCE – December 31, 2020	$130	$839,148	$(47,492)	$2,484	$794,270
Share-based compensation	—	9,530	—	—	9,530
Capital contributions	—	241	—	—	241
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	23	316,502	—	—	316,525
Proceeds from issuance of common stock under share-based compensation plans	—	387	—	—	387
Common stock withheld for tax obligations and net settlement of stock option exercise	—	(332)	—	—	(332)
Shareholder distribution	—	(313)	—	—	(313)
Foreign currency translation	—	—	—	(4,121)	(4,121)
Net income	—	—	16,051	—	16,051
BALANCE – December 31, 2021	$153	$1,165,163	$(31,441)	$(1,637)	$1,132,238
Share-based compensation	—	7,856	—	—	7,856
Repurchases of common stock	(4)	—	(60,526)	—	(60,530)
Proceeds from issuance of common stock under share-based compensation plans	0	3,522	—	—	3,522
Common stock withheld for tax obligations on restricted stock unit and option settlement	0	(378)	—	—	(378)
Foreign currency translation	—	—	—	(20,694)	(20,694)
Net income	—	—	64,604	—	64,604
BALANCE – December 31, 2022	$149	$1,176,163	$(27,363)	$(22,331)	$1,126,618
Share-based compensation	—	15,265	—	—	15,265
Repurchases of common stock	(5)	—	(59,475)	—	(59,480)
Cash dividends declared, $1.50 per share	—	(218,353)	—	—	(218,353)
Proceeds from issuance of common stock under share-based compensation plans	1	4,565	—	—	4,566
Common stock withheld for tax obligations on restricted stock unit and option settlement	(0)	(350)	—	—	(350)
Foreign currency translation	—	—	—	1,174	1,174
Net income	—	—	37,293	—	37,293
BALANCE – December 31, 2023	$145	$977,290	$(49,545)	$(21,157)	$906,733

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

Prior period results were recast to conform to the current presentation of segments.

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

Significant estimates, judgments, and assumptions, include, but are not limited to, the determination of the fair value and useful lives of assets acquired and liabilities assumed through business combinations, goodwill impairment, revenue recognition, capitalized software, assumptions used for purposes of determining share-based compensation, and income tax liabilities and assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3
Assets
Interest rate collars	$—	$1,986	$—
Liabilities
Interest rate swaps	$—	$1,576	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Other intangible assets are subject to nonrecurring fair value measurement as the result of business acquisitions. The fair values of these assets were estimated using the present value of expected future cash flows through unobservable inputs (Level 3).

Cash and Cash Equivalents — The Company considers cash equivalents to be cash and all short-term investments that have an original maturity of ninety days or less. Interest income earned on short-term investments and interest bearing accounts is included in interest expense, net in the accompanying consolidated statements of operations and comprehensive income. The Company recorded $13.4 million, $5.0 million, and $0.1 million of interest income for the years ended December 31, 2023, 2022, and 2021, respectively. Outstanding checks in excess of funds on deposit are classified as current liabilities in the accompanying consolidated balance sheets. As of December 31, 2023 and 2022, the Company had no outstanding checks in excess of funds on deposit.

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

The allowance for all uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions, and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance for doubtful accounts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believes will be collected. The Company believes that the allowance for doubtful accounts at December 31, 2023 and 2022 is reasonably stated.

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

Goodwill, Trade Names, Customer Lists, and Other Intangible Assets — The Company tests goodwill for impairment annually as of October 31 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. During 2023, the Company changed its annual impairment testing date from December 31 to October 31. The Company believes the new date is preferable because it aligns the impairment test with the budgeting processes. The Company applied the change in accounting principle prospectively. The change in the annual impairment testing date did not delay, accelerate, or avoid an impairment charge. Goodwill is tested for impairment at the reporting unit level using a fair value approach. At October 31, 2023, the Company had two reporting units comprised of the Americas and International. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. The Company performs a quantitative impairment test every three years, irrespective of the outcome of the Company’s qualitative assessment. No impairment charges have been required.

The Company’s trade names are amortized on an accelerated basis over their expected useful life of twenty years. The Company recorded $7.3 million, $7.6 million, and $7.9 million of amortization expense related to trade names for the years ended December 31, 2023, 2022, and 2021, respectively.

Customer lists are amortized on an accelerated basis based upon their estimated useful lives, ranging from thirteen to fourteen years.

The Company recorded $54.6 million, $60.7 million, and $65.5 million of amortization expense related to customer lists for the years ended December 31, 2023, 2022, and 2021, respectively.

The Company’s other intangible assets are amortized on a straight-line or accelerated basis over their expected useful life of five years. The Company recorded $0.1 million of amortization expense related to other intangible assets for the year ended December 31, 2023. No amortization expense was recorded for the years ended December 31, 2022 and 2021.

The Company regularly evaluates the amortization period assigned to each intangible asset to determine whether there have been any events or circumstances that warrant revised estimates of useful lives. No impairment charges have been required.

Income Taxes — The Company is a U.S. domiciled corporation for tax purposes. Accordingly, the Company has followed ASC 740, Income Taxes, which provides for income taxes using the liability method, which requires an asset and liability based approach in accounting for income taxes for all periods presented. Deferred income taxes reflect the net tax effect on future years of temporary differences in the carrying amount of assets and liabilities between financial statements and income tax purposes. Valuation allowances are established when the Company determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company evaluates its effective tax rates regularly and adjusts them when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which the Company operates, among other factors.

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

Impairment of Long-Lived Assets — The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment, ROU assets, and finite-life intangible assets may not be recoverable. Conditions that could indicate an impairment assessment is needed include a significant decline in the observable market value of an asset or asset group, a significant change in the extent or manner in which an asset or asset group is used, or a significant adverse change that would indicate that the carrying amount of an asset or asset group is not recoverable. When factors indicate that these long-lived assets or asset groups should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived assets or asset groups will be recovered through the future undiscounted cash flows expected from use of the asset or asset group and its eventual disposition. If the carrying amount of the asset or asset group is determined not to be recoverable, an impairment charge is recorded based on the excess, if any, of the carrying amount over fair value. Fair values are determined based on quoted market values or discounted cash flows analyses as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment, right of use (“ROU”) assets, and finite-life intangible assets may warrant revision. The Company determined that triggering events occurred for certain leases exited during the years ended December 31, 2023 and 2022 which required an impairment review of ROU assets. Based on the results of the analysis, the Company recorded non-cash impairment charges of $1.7 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively, primarily related to office space exited during the year. Write down of abandoned property and equipment no longer in use was $0.3 million for the year ended December 31, 2023. The Company determined the carrying values of its finite-life intangible assets were not impaired during the years ended December 31, 2023, 2022, and 2021.

Leases — The Company accounts for leases in accordance with ASC 842, Leases. The Company measures ROU assets and liabilities based on the present value of the future minimum lease payments over the lease term at the commencement date. Minimum lease payments include the fixed lease and non-lease components of the agreement, as well as any variable rent payments that depend on an index, initially measured using the index at the lease commencement date. ROU assets are adjusted for any initial direct costs incurred less any lease incentives received, in addition to payments made on or before the commencement date of the lease. The Company recognizes lease expense for leases on a straight-line basis over the lease term.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses its estimated incremental borrowing rate to determine the initial present value of lease payments.

The Company determines if a contract is or contains a lease at inception. The Company has operating and finance leases for office space, data centers, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company enters into lease contracts ranging from 1 to 8 years.

Some leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. The exercise of these lease renewal options is at the Company’s sole discretion and typically are not reasonably certain to renew at inception. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

Advertising Costs — Advertising costs are expensed as incurred and are included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income. Advertising costs were $1.9 million, $2.9 million, and $1.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Derivative Instruments — The Company is exposed to certain risks relating to its ongoing business operations and mitigates interest rate risk through the use of derivative instruments. Interest rate swaps have been entered into to manage a portion of the interest rate risk associated with the Company’s variable-rate borrowings.

In accordance with ASC 815, Derivatives and Hedging, the derivative instruments are recognized and subsequently measured on the balance sheet at fair value. The Company reviewed its interest rate swaps and determined they do not meet the definition of cash flow hedges. Therefore, the guidance requires that the change in fair value of the interest rate swaps be recognized as a component of income or expense in the consolidated statements of operations and comprehensive income (see Note 7).

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

The Company had one customer which represented approximately 12%, 10%, and 10% of its consolidated revenues for the years ended December 31, 2023, 2022, and 2021, respectively. No other customer represented 10% or more of its revenue for these periods. The Company had one customer which represented approximately 17%, of its consolidated accounts receivable, net as of December 31, 2023. No other customers represented 10% or more of its consolidated accounts receivable, net for any period presented.

The Company has entered into interest rate derivative agreements with a counterparty bank to reduce its exposure to interest rate volatility. The Company has determined the counterparty bank to be a high credit quality institution. The Company does not enter into financial instruments for trading or speculative purposes.

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

Foreign Currency — The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using average exchange rates prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated net of tax in a separate component of equity. Currency translation income (loss) included in accumulated other comprehensive income (loss) were approximately $1.2 million, $(20.7) million, and $(4.1) million, for the years ended December 31, 2023, 2022, and 2021, respectively.

Gains or losses resulting from foreign currency transactions are included in the accompanying consolidated statements of operations and comprehensive income, except for those relating to intercompany transactions of a long-term investment nature, which are captured in a separate component of equity as accumulated other comprehensive income (loss). Currency transaction (loss) income included in the accompanying consolidated statements of operations and comprehensive income was approximately $(0.1) million, $2.3 million, and $(0.1) million, for the years ended December 31, 2023, 2022, and 2021, respectively.

Share-based Compensation — Prior to the Company’s Initial Public Offering (“IPO”), all share-based awards were issued by a parent of the Company under individual grant agreements and the partnership agreement (collectively the “2020 Equity Plan”). Following the IPO, share-based awards are issued to employees and non-employee directors under the 2021 Omnibus Incentive Plan (as amended by the First Amendment, dated as of May 10, 2023, the “2021 Equity Plan”). Both plans were designed with the intention of promoting the long-term success of the Company by attracting, motivating, and retaining key employees of the Company.

The Company accounts for awards issued under both plans in accordance with ASC 718, Compensation — Stock Compensation. Management expects to allow its employees granted awards under the 2020 Equity Plan and 2021 Equity Plan to bear the risks and rewards normally associated with equity ownership for a reasonable period of time when all requisite vesting requirements have been rendered. No outstanding awards are callable, and therefore, the related share-based awards are classified as equity.

The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of the share-based awards granted, which is estimated on the date of grant using a Black-Scholes option-pricing model. There are four inputs into the Black-Scholes option-pricing model: expected volatility, risk-free interest rates, expected term, and estimated fair value of the underlying unit. The Company estimates expected volatility based on an analysis of guidelines of publicly traded peer companies’ historical volatility. The risk-free interest rate is based on the treasury constant maturities rate based on data published by the U.S. Federal Reserve. The expected term of share-based awards granted is derived from historical exercise experience under the Company’s share-based plans and represents the period of time that awards granted are expected to be outstanding. Because of the limitations on the sale or transfer of our equity as a privately held company and a lack of historical option exercises as a public company, the Company does not believe our historical exercise pattern is indicative of the pattern we will experience in future periods. The Company has consequently used the simplified method to calculate the expected term, which is the average of the contractual term and vesting period, and plans to continue to use the simplified method until we have sufficient exercise and pricing history. Finally, prior to the IPO, the estimated fair value of the underlying equity was determined using either a transaction valuation or a blend of income and market approaches. After the IPO, the estimated fair value of the underlying equity was based on the observable market price of the Company’s equity.

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

Comprehensive Income — Comprehensive income includes gains and losses from foreign currency translation adjustments, net.

Net Income Per Share of Equity — Basic net income per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Basic weighted-average shares outstanding excludes nonvested restricted stock. Diluted net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on net income per share. Diluted weighted average shares outstanding, is similar to basic weighted-average shares outstanding, except that the weighted-average number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common share had been issued, including the dilutive impact of nonvested restricted stock. The Company uses the treasury stock method to incorporate potentially dilutive securities in diluted net income per share.

The potentially dilutive securities outstanding during the years ended December 31, 2023, 2022, and 2021 had a dilutive effect and were included in the calculation of diluted net income per share for the period.

Recent Accounting Pronouncements — In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), Disclosure Improvements - Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates several disclosure and presentation requirements currently residing in the SEC Regulations S-X and S-K. The amendments are to be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments not removed by the SEC by June 30, 2027 will not be effective. The Company does not expect ASU 2023-06 to have a material effect on its consolidated financial statements or related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures. The amendments improve reportable segment disclosure requirements through enhanced disclosures over significant segment expenses regularly provided to the CODM, extending certain annual disclosures to interim periods, and through permitting more than one measure of segment profit or loss to be reported under certain conditions. This guidance is effective for annual reporting periods beginning after December 15, 2023 and interim reporting periods beginning after December 31, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company is currently evaluating the guidance and its impact to the financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires a public business entity to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. The ASU also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. This guidance is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. The Company is currently evaluating the guidance and its impact to the financial statements.

Recently Adopted Accounting Pronouncements — In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Prior to the issuance of this guidance, contract assets and contract liabilities were recognized by the acquirer at fair value on the acquisition date. This guidance is effective for annual reporting periods beginning after December 15, 2022 including interim periods therein. Adoption of this standard on January 1, 2023 did not have a material impact on the consolidated financial statements. However, if the Company acquires material customer contracts in the future, this standard will impact the accounting for those arrangements which may have a material effect on future results.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021 issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. These ASUs provide temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Inter-bank Offered Rate (“LIBOR”), to alternate reference rates, such as the Secured Overnight Financing Rate (“SOFR”). These standards were effective upon issuance and allowed application to contract changes as early as January 1, 2020. Adoption of this standard in June 2023 did not have a material impact on the consolidated financial statements.

Note 3. Acquisitions

2023 Acquisition

On September 1, 2023, the Company acquired 100% of the equity interest of a digital identity and biometrics solutions company headquartered in New York for $41.0 million. The acquired company operates under the trade name Infinite ID. The acquisition expands the Company’s network and portfolio of identity solutions in the United States. The acquired company was determined to constitute a business and the Company was deemed to be the acquirer under ASC 805. As a result, the Company has recorded the related purchase accounting as of September 1, 2023.

The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed (in thousands):

Consideration
Cash purchase price	$41,000
Other transaction adjustments	122
Total fair value of consideration transferred	$41,122
Current assets	$1,335
Property and equipment, including software developed for internal use	5,959
Trade name	2,300
Customer lists	3,800
Other intangible assets	2,400
Other assets	236
Total liabilities	(1,427)
Total identifiable net assets	$14,603
Goodwill	$26,519

Goodwill recognized is not expected to be deductible for tax purposes. Results of operation have been included in the consolidated financial statements of the Company’s Americas segment since the date of acquisition.

As of the date these consolidated financial statements were issued, the purchase accounting related to this acquisition was incomplete as the valuation of certain working capital balances, deferred taxes, and certain customary transaction adjustments were not yet finalized. The Company has reflected the provisional amounts in these consolidated financial statements. As such, the above balances may be adjusted in a future period as the valuation is finalized and these adjustments may be material to the consolidated financial statements.

2022 Acquisition

On January 1, 2022, the Company completed its asset purchase of Form I-9 Compliance, a U.S.-based technology solution and consulting service provider for I-9 and E-Verify compliance, for cash consideration of approximately $19.8 million. The Company recognized $9.1 million of goodwill. Identifiable intangible assets related to this acquisition totaled $8.5 million, of which $6.1 million was attributable to a customer related intangible asset with an estimated useful life of thirteen years and $2.4 million was attributable to developed technology with a useful life of five years. Goodwill recognized is deductible for tax purposes. Results of operations have been included in the consolidated financial statements of the Company’s Americas segment since the date of the acquisition.

2021 Acquisitions

On March 31, 2021, the Company completed its acquisition of selected assets and specified liabilities comprising the United Kingdom background screening business unit of a United Kingdom based company for cash consideration of $7.6 million. The Company recognized $3.1 million of goodwill and $3.0 million of intangible assets subject to amortization. Goodwill recognized is primarily attributable to assembled workforce and the expected growth of the Company and is deductible for tax purposes. Results of operations have been included in the consolidated financial statements of the Company’s International segment since the date of the acquisition.

On November 30, 2021, the Company completed its acquisition of a background screening and verification provider based in Mexico. Goodwill recognized as result of this acquisition was not deductible for tax purposes. Results of operations have been included in the consolidated financial statements of the Company’s Americas segment since the date of the acquisition.

On November 30, 2021, the Company, through one of its wholly-owned subsidiaries in the United States, entered into an agreement to acquire 100% of the outstanding equity of Corporate Screening Services, LLC (“Corporate Screening”), a U.S.-based screening and compliance solutions provider which strengthened the Company’s healthcare and higher education solutions by adding technology and expertise tailored to those customers for cash consideration of $39.4 million. The acquisition was considered an acquisition of assets for tax purposes and, accordingly, a significant portion of the $22.2 million of goodwill recognized was deductible for tax purposes. Identifiable intangible assets related to this acquisition totaled $15.5 million, of which $11.8 million was attributable to a customer related intangible asset with an estimated useful life of thirteen years and $3.6 million was attributable to developed technology with a useful life of five years. In addition, the Company acquired current assets of $2.9 million and assumed liabilities of $1.6 million. Results of operations have been included in the consolidated financial statements of the Company’s Americas segment since the date of the acquisition.

Note 4. Property and Equipment, net

Property and equipment, net as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Furniture and equipment	$26,576	$23,422
Capitalized software for internal use, acquired by business combination	232,505	227,405
Capitalized software for internal use, developed internally or otherwise purchased	86,704	60,187
Leasehold improvements	2,275	2,957
Total property and equipment	348,060	313,971
Less: accumulated depreciation and amortization	(268,619)	(200,442)
Property and equipment, net	$79,441	$113,529

Depreciation and amortization expense of property and equipment was approximately $67.4 million, $70.0 million, and $69.4 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

Note 5. Goodwill, Trade Names, Customer Lists, and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 by reportable segment were as follows (in thousands):

	Americas	International	Total
Balance – December 31, 2021	$668,048	$125,844	$793,892
Acquisitions	9,116	—	9,116
Adjustments to initial purchase price allocations	(35)	—	(35)
Foreign currency translation	42	(9,935)	(9,893)
Balance – December 31, 2022	$677,171	$115,909	$793,080
Acquisition	26,519	—	26,519
Foreign currency translation	107	948	1,055
Balance – December 31, 2023	$703,797	$116,857	$820,654

The following summarizes the gross carrying value and accumulated amortization for the Company’s trade names, customer lists, and other intangible assets as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$96,321	$(30,092)	$66,229	20 years
Customer lists	520,105	(244,577)	275,528	13-14 years
Other intangible assets	2,400	(143)	2,257	5 years
Total	$618,826	$(274,812)	$344,014

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$93,959	$(22,797)	$71,162	20 years
Customer lists	515,762	(189,748)	326,014	13-14 years
Total	$609,721	$(212,545)	$397,176

Amortization expense of trade names, customer lists, and other intangible assets was approximately $62.1 million, $68.3 million, and $73.5 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

Amortization expense relating to trade names, customer lists, and other intangible assets is expected to be as follows (in thousands):

Years Ending December 31,
2024	$57,413
2025	51,031
2026	44,006
2027	37,325
2028	32,697
Thereafter	121,542
$344,014

Note 6. Long-term Debt

The fair value of the Company’s long-term debt obligation approximated its book value as of December 31, 2023 and 2022 and consisted of the following (in thousands):

	December 31,
	2023	2022
First Lien Credit Facility	$564,724	$564,724
Less: Deferred financing costs	(6,268)	(8,075)
Long-term debt, net	$558,456	$556,649

In February 2020, a new financing structure was established consisting of a new First Lien Credit Agreement (“First Lien Agreement”) and a new Second Lien Credit Agreement (“Second Lien Agreement”) (collectively, the “Credit Agreements”). The First Lien Agreement provided financing in the form of a $670.0 million term loan due January 31, 2027, carrying an interest rate of 3.25% to 3.50%, based on the first lien leverage ratio, plus LIBOR (“First Lien Credit Facility”) and a new $75.0 million revolving credit facility due January 31, 2025 (“Revolver”). The First Lien Credit Facility required mandatory quarterly repayments of 0.25% of the original loan balance commencing September 30, 2020. Beginning with the year ending December 31, 2021, the First Lien Credit Facility required mandatory payments based on calculated excess cash flow, as defined within the First Lien Credit Agreement. The Second Lien Agreement provided financing in the form of a $145.0 million term loan due January 31, 2028, carrying an interest rate of 8.50% plus LIBOR (“Second Lien Credit Facility”). The Credit Agreements are collateralized by substantially all assets and capital stock owned by direct and indirect domestic subsidiaries and are governed by certain restrictive covenants including limitations on indebtedness, liens, and other corporate actions such as investments and acquisitions. In the event the Company’s outstanding indebtedness under the Revolver exceeds 35% of the aggregate principal amount of the revolving commitments then in effect, it is required to maintain a consolidated first lien leverage ratio no greater than 7.75 to 1.00.

In February 2021, the Company refinanced its First Lien Credit Facility at an increased principal amount of $766.6 million due January 31, 2027, carrying a reduced interest rate of 3.00% to 3.25%, based on the first lien leverage ratio, plus LIBOR. No changes were made to the associated revolving credit facility due January 31, 2025. In connection with the refinancing of the First Lien Credit Facility, the Company fully repaid its Second Lien Credit Facility. As a result of these transactions the Company recorded a total loss on extinguishment of debt of $13.9 million, composed of the write-off of unamortized deferred financing costs plus a prepayment premium, accrued interest, and other fees.

In connection with the closing of the Company’s IPO, on June 30, 2021, the Company repaid $200.0 million of its First Lien Credit Facility outstanding, of which $44.3 million was applied to the remaining quarterly principal payments due under the First Lien Agreement. As a result of the IPO, the Company’s interest rate under the First Lien Credit Facility was reduced by 0.25% to a range of 2.75% to 3.00%, based on the first lien ratio, plus LIBOR. The remaining $564.7 million term loan is scheduled to mature on January 31, 2027. As a result of the prepayment, the Company recorded additional interest expense of $3.7 million associated with the accelerated amortization of the related deferred financing costs.

Additionally, in connection with the closing of the IPO, the Company entered into an amendment that increased the borrowing capacity under the Revolver from $75.0 million to $100.0 million and extended the maturity date from January 31, 2025 to July 31, 2026. In June 2023, the Credit Agreement was amended to transition the reference rate from LIBOR to SOFR (the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York), with the addition of an applicable margin. As of December 31, 2023, the Company had no outstanding amounts under the Revolver, and therefore, was not subject to the consolidated first lien leverage ratio covenant. The Company was compliant with all other covenants under the agreement as of December 31, 2023.

Scheduled maturities of long-term debt as of December 31, 2023, are as follows (in thousands):

Years Ending December 31,
2024	$—
2025	—
2026	—
2027	564,724
2028	—
Thereafter	—
$564,724

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

As of December 31, 2023, the Company had the following outstanding derivatives that were not designated as a hedge in qualifying hedging relationships:

Product	Effective Date	Maturity Date	Notional	Rate
Interest rate collars (a)	June 30, 2023	February 29, 2024	$300.0 million	0.48% floor/1.47% cap
Interest rate swap (b)	June 30, 2023	February 28, 2026	$100.0 million	4.32%
Interest rate swap	December 29, 2023	December 31, 2026	$150.0 million	3.86%
Interest rate swap	March 1, 2024	December 31, 2026	$150.0 million	3.76%
(a)
In conjunction with the June 2023 transition of the reference rate from LIBOR to SOFR, the fixed cap rate was reduced from 1.50% to 1.47%.
(b)
In conjunction with the June 2023 transition of the reference rate from LIBOR to SOFR, the fixed rate was reduced from 4.36% to 4.32%.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements; however, the Company has not elected to apply hedge accounting for these instruments.

The following is a summary of location and fair value of the financial positions recorded related to the derivative instruments (in thousands):

		Fair Value
		As of December 31,
Derivatives not designated as hedging instruments	Balance Sheet Location	2023	2022
Interest rate collars	Prepaid expenses and other current assets	$1,986	$11,570
Interest rate swaps	Accrued liabilities	$1,576	$—

The following is a summary of location and amount of gains and (losses) recorded related to the derivative instruments (in thousands):

		Gain/(Loss)
		Year Ended December 31,
Derivatives not designated as hedging instruments	Income Statement Location	2023	2022	2021
Interest rate collars	Interest expense, net	$865	$12,429	$2,284
Interest rate swaps	Interest expense, net	$(981)	$—	$—

Note 8. Income Taxes

The Company is a U.S. domiciled corporation for tax purposes. The Company’s income tax expense and balance sheet accounts reflect the results of the Company and its subsidiaries.

The domestic and foreign components of income before provision for income taxes for the years ended December 31, 2023, 2022, and 2021, respectively, were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income (loss) before provision for income taxes from United States operations	$25,250	$46,766	$(7,791)
Income before provision for income taxes from foreign operations	23,226	38,313	32,704
Income before provision for income taxes	$48,476	$85,079	$24,913

The domestic and foreign components of the provision for income taxes for the years ended December 31, 2023, 2022, and 2021, respectively, were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$18,486	$179	$58
State	5,772	4,593	4,003
Foreign	6,480	9,817	7,618
Total Current	$30,738	$14,589	$11,679

Deferred:
Federal	$(16,857)	$1,773	$549
State	(2,313)	5,030	(4,495)
Foreign	(385)	(917)	1,129
Total Deferred	$(19,555)	$5,886	$(2,817)
Total	$11,183	$20,475	$8,862

The following table reconciles the U.S. statutory federal tax rate of 21% to the Company’s effective income tax rate of 23.07%, 24.07%, and 35.57%, for the years ended December 31, 2023, 2022, and 2021, respectively:

	Year Ended December 31,
	2023	2022	2021
U.S. statutory federal tax rate	21.00%	21.00%	21.00%
State and local income taxes – net of federal tax benefits	3.89	2.85	(5.32)
Foreign rate difference	0.59	0.67	3.25
Change in valuation allowances	0.83	(1.06)	(2.72)
GILTI inclusion	—	1.41	7.92
Transaction cost	0.31	—	5.21
Share-based compensation	3.36	0.62	5.82
Rate change impact	(0.66)	(0.43)	2.23
US research and development credit	(3.96)	(1.44)	(7.15)
Withholding tax	0.65	0.38	5.34
Return-to-provision adjustment	(3.56)	—	—
Other	0.62	0.07	(0.01)
Effective tax rate	23.07%	24.07%	35.57%

As of December 31, 2023, the Company had approximately $56.2 million of accumulated unremitted earnings generated by its foreign subsidiaries. Under the U.S. Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”), a portion of these earnings was subject to U.S. federal taxation with the one-time transition tax. With the exception of certain unremitted earnings in India, the Company asserted indefinite reinvestment on its unremitted earnings as well as any other additional outside basis differences of its foreign subsidiaries at December 31, 2023. Any future reversals could be subject to additional foreign withholding taxes, U.S. state taxes, and certain tax impacts relating to foreign currency exchange effects on any future repatriations of the unremitted earnings.

The primary components of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2023 and 2022 consist of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Federal net operating loss carryforwards	$—	$2,304
State net operating loss carryforwards	5,101	6,782
Foreign net operating loss carryforwards	5,653	4,888
Deferred revenues	394	205
Bad debt reserves	276	297
Employee benefits	1,237	1,563
Share-based compensation	660	546
Accrued expenses and loss reserves	2,460	1,802
Section 267 adjustment	3,742	—
Other deferred tax assets	653	5,890
Less: Valuation allowances	(1,863)	(1,467)
Total deferred tax asset	$18,313	$22,810
Deferred tax liabilities:
Trade names	$(16,420)	$(17,632)
Goodwill	(12,929)	(11,703)
Depreciable and other amortizable assets	(55,028)	(77,127)
Other deferred liabilities	(2,424)	(4,482)
Total deferred tax liability	$(86,801)	$(110,944)
Net deferred tax liability	$(68,488)	$(88,134)

Based upon the weight of all available evidence, the Company does not maintain a valuation allowance against its deferred tax assets in the United States.

As of December 31, 2023 and 2022, the Company believes that federal, state, and foreign net operating loss carryforwards will be available to reduce future taxable income after taking into account various federal and foreign limitations on the utilization of such net operating loss carryforwards. The net operating loss carryforward balances as of December 31, 2023 and 2022, are as follows (in thousands):

	December 31,
	2023	2022
Federal	$—	$10,970
State	97,659	125,989
Foreign	24,980	24,207
	$122,639	$161,166

If not utilized, certain foreign net operating losses will begin to expire in 2024 and certain state net operating loss carryforwards will begin to expire in 2026.

The Company has fully utilized the research and development credit carryforward as of December 31, 2023. The Company had $4.4 million of research and development credit carryforwards as of December 31, 2022.

After consideration of all of the evidence, the Company has determined that a valuation allowance of approximately $1.9 million and $1.5 million is necessary as of December 31, 2023 and 2022, respectively, for certain foreign net operating loss carryforwards. The increase in the valuation allowance in 2023 is primarily due to the additional loss generated during the year in jurisdictions with full valuation allowance and revaluation of certain net operating loss carryforwards at December 31, 2023.

The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2012, and state, local, and non-U.S. income tax examinations by tax authorities before 2005.

The aggregate changes in the balance of our gross unrecognized tax benefits, excluding accrued interest, for the years ended December 31, 2023, 2022, and 2021, were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of period	$972	$1,399	$1,341
Increases for tax positions related to prior years	39	28	58
Decreases for tax positions related to prior years	—	(455)	—
Balance, end of period	$1,011	$972	$1,399

An income tax benefit of approximately $1.0 million would be recorded if these unrecognized tax benefits are recognized. The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease in the next twelve months. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in income tax expense.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the U.S. Some of the key provisions included in the IRA include implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives. The Company incurred $0.5 million of excise tax on stock buybacks in 2023 as a result of IRA. The Company has determined that the other provisions in the IRA had no impact on the Company as of and for the year ended December 31, 2023.

On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operating and Development (OECD) Pillar Two Framework. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. While the Company is not currently subject to Pillar Two due to not meeting the revenue threshold, it will continue to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries.

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

Accordingly, in any period, the Company does not recognize a significant amount of revenues from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenues recognized for the years ended December 31, 2023, 2022, and 2021, were immaterial.

Contract assets and liabilities

The contract asset balance was $4.8 million and $6.5 million as of December 31, 2023 and 2022, respectively, and is included in accounts receivable, net in the accompanying consolidated balance sheets. The contract liability balance was $1.9 million and $1.1 million as of December 31, 2023 and 2022, respectively, and is included in deferred revenues in the accompanying consolidated balance sheets. An immaterial amount of revenue was recognized in the current period related to the beginning balance of deferred revenues.

Note 10. Share-based Compensation

Share-based compensation expense is recognized in cost of services, product and technology expense, and selling, general, and administrative expense, in the accompanying consolidated statements of operations and comprehensive income as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Share-based compensation expense
Cost of services	$1,279	$1,103	$163
Product and technology expense	2,246	1,351	459
Selling, general, and administrative expense	11,740	5,402	8,908
Total share-based compensation expense	$15,265	$7,856	$9,530

Prior to the IPO, all share-based awards were issued by Fastball Holdco, L.P., the Company’s previous parent company, under individual grant agreements and the partnership agreement of such parent company under the 2020 Equity Plan. In connection with the IPO, the Company adopted the 2021 Equity Plan.

In May 2023, the Company’s Board of Directors approved a modification of the vesting terms of outstanding unvested and unearned performance-based options, restricted stock units, and restricted stock (collectively, “Performance Awards”) previously issued under its equity plans. The modification, effective May 10, 2023, allowed for unvested and unearned Performance Awards outstanding as of the date of the modification, to vest based on time on the fourth, fifth, and sixth anniversaries of the relevant vesting commencement date, as set forth in each grant agreement (the “Vesting Commencement Date”), while preserving the eligibility to vest upon the Company’s investors receiving a targeted money-on-money return, subject to continued service. As of the modification date, unrecognized pre-tax non-cash compensation expense related to the Performance Awards, after accounting for the modification, was $28.8 million. The Company is recognizing pre-tax non-cash compensation expense related to the modification of Performance Awards prospectively from the date of modification, on a straight-line basis.

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

In connection with the Company’s declared one-time special cash dividend in August 2023, the exercise price of outstanding stock option awards and stock purchases under the Company’s employee stock purchase plan (“ESPP”) was reduced by $1.50, in accordance with the non-discretionary anti-dilution provisions of the equity and stock purchase plans. Historical exercise prices noted in the below tables have not been adjusted.

2020 Equity Plan

Awards issued under the 2020 Equity Plan consist of options and profits interests and vest based on two criteria: (1) Time — awards vest over five years at a rate of 20% per year; and (2) Performance — awards vest based upon a combination of the five-year time vesting, subject to the Company’s investors receiving a targeted money-on-money return. Options issued under the 2020 Equity Plan generally expire ten years after the grant date. No awards were issued under the plan during the years ended December 31, 2023, 2022, and 2021.

A summary of the profits interest unit activity under the 2020 Equity Plan for the year ended December 31, 2021 is as follows:

		Class C Units
December 31, 2020	Grants outstanding	3,858,048
	Exchanged for common stock in the Company	(411,720)
	Exchanged for restricted stock in the Company	(3,446,328)
December 31, 2021	Grants outstanding	—

A summary of the option unit activity under the 2020 Plan for the year ended December 31, 2021 is as follows:

		Options	Weighted Average Exercise Price
December 31, 2020	Grants outstanding	2,733,734	$10.06
	Exercised	(24,112)	$10.00
	Forfeited	(107,168)	$10.00
	Exchanged for options in the Company	(2,602,454)	$10.07
December 31, 2021	Grants outstanding	—	$—

In connection with the Company’s IPO, the Company’s parent was dissolved. Awards issued by the Company’s parent were converted in accordance with non-discretionary anti-dilution provisions of the 2020 Equity Plan grants as follows:

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

A summary of the option activity for the year ended December 31, 2023 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2022	Grants outstanding	2,843,342	$6.66
	Grants exercised	(394,375)	$6.06
	Grants cancelled/forfeited	(533,715)	$6.68
December 31, 2023	Grants outstanding	1,915,252	$5.15	6.2 Years	$21.9 million
December 31, 2023	Grants vested	518,455	$5.13	6.1 Years	$5.9 million
December 31, 2023	Grants unvested	1,396,797	$5.16

The total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $3.0 million, $3.1 million, and $1.1 million, respectively.

A summary of changes in outstanding options and the related weighted-average exercise price per share for the years ended December 31, 2022 and 2021 is as follows:

	December 31,
	2022		2021
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Grants outstanding at the beginning of the year	3,519,563	$6.66	—	$—
Grants issued in exchange for options in the Company’s Parent	—	$—	3,938,491	$6.65
Grants exercised	(372,254)	$6.68	(58,552)	$6.61
Grants cancelled/forfeited	(303,967)	$6.61	(360,376)	$6.61
Grants outstanding at the end of the year	2,843,342	$6.66	3,519,563	$6.66
Grants vested	648,926	$6.65	681,227	$6.66
Grants unvested	2,194,416	$6.67	2,838,336	$6.66

2021 Equity Plan

The 2021 Equity Plan is intended to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders. The 2021 Equity Plan provides for the grant of awards of stock options, stock appreciation rights, restricted shares, restricted stock units, and other equity-based or cash-based awards as determined by the Company’s Compensation Committee. The 2021 Equity Plan initially had a total of 17,525,000 shares of common stock reserved. The number of reserved shares automatically increases on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030, in an amount equal to the lesser of (x) 2.5% of the total number of shares of common stock outstanding on the last day of the immediately preceding calendar year and (y) a number of shares as determined by the Board of Directors. As of December 31, 2023, 16,713,654 shares were available for issuance under the 2021 Equity Plan.

Stock Options

Stock options issued immediately prior to the IPO vest based on two criteria: (1) Time — awards vest annually over five years; and (2) Performance — awards vest based upon a combination of the five-year time vesting, subject to the Company’s investors receiving a targeted money-on-money return. Stock options issued after the IPO vest annually, generally over four or five years. Stock options generally expire ten years after the grant date.

The fair value for stock options granted for the years ended December 31, 2023, 2022, and 2021 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighed average assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected stock price volatility	32.99%	34.66%	38.67%
Risk-free interest rate	4.00%	2.77%	1.06%
Expected term (in years)	6.78	6.23	5.91
Fair-value of the underlying unit	$12.56	$14.68	$15.33

A summary of the option activity for the year ended December 31, 2023 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2022	Grants outstanding	4,311,662	$15.24
	Grants issued	579,745	$12.56
	Grants exercised	(22,402)	$12.55
	Grants cancelled/forfeited	(182,346)	$13.81
December 31, 2023	Grants outstanding	4,686,659	$13.61	7.8 Years	$13.9 million
December 31, 2023	Grants vested	1,600,529	$13.76	7.6 Years	$4.5 million
December 31, 2023	Grants unvested	3,086,130	$13.53

The total intrinsic value of options exercised during the year ended December 31, 2023 was $0.1 million. No options were exercised during the years ended December 31, 2022 and 2021.

A summary of changes in outstanding options and the related weighted-average exercise price per share for the years ended December 31, 2022 and 2021 is as follows:

	December 31,
	2022		2021
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Grants outstanding at the beginning of the year	3,714,540	$15.33	—	$—
Grants issued	608,122	$14.68	3,714,540	$15.33
Grants cancelled/forfeited	(11,000)	$17.52	—	$—
Grants outstanding at the end of the year	4,311,662	$15.24	3,714,540	$15.33
Grants vested	1,054,302	$15.20	644,556	$15.00
Grants unvested	3,257,360	$15.25	3,069,984	$15.40

Restricted Stock Units

Restricted stock units (“RSU”) generally vest annually over three to five years.

A summary of the RSU activity for the years ended December 31, 2023, 2022, and 2021 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2020	Nonvested RSUs	—	$—
	Granted	340,875	$17.19
December 31, 2021	Nonvested RSUs	340,875	$17.19
	Granted	203,032	$14.36
	Vested	(67,175)	$16.96
	Forfeited	(4,400)	$17.52
December 31, 2022	Nonvested RSUs	472,332	$16.00
	Granted	235,903	$13.46
	Vested	(150,724)	$15.42
	Forfeited	(50,368)	$14.90
December 31, 2023	Nonvested RSUs	507,143	$15.10

Restricted Stock

The following table summarizes the restricted stock issued by the Company. These include grants of unvested 2020 Equity Plan profits interests grants that were converted into restricted stock as described above, as well as restricted stock issued to new recipients. The restricted stock granted as a result of the conversion of 2020 Equity Plan profits interests retain the vesting attributes (including original service period vesting start date) of the original award.

A summary of the restricted stock activity for the years ended December 31, 2023, 2022, and 2021 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2020	Nonvested restricted stock	—	$—
	Grants issued in exchange for unvested profits interests in the Company’s Parent	2,918,084	$3.85
	Vested	(304,725)	$3.85
December 31, 2021	Nonvested restricted stock	2,613,359	$3.85
	Vested	(332,059)	$3.85
December 31, 2022	Nonvested restricted stock	2,281,300	$3.85
	Vested	(326,670)	$3.85
December 31, 2023	Nonvested restricted stock	1,954,630	$8.50

As of December 31, 2023, the Company had approximately $37.6 million of unrecognized pre-tax non-cash compensation expense, comprised of approximately $13.9 million related to restricted stock, $6.3 million related to RSUs, and approximately $17.4 million related to stock options, which the Company expects to recognize over a weighted average period of 1.2 years.

2021 Employee Stock Purchase Plan

On June 25, 2021, in connection with the IPO, the Company adopted the First Advantage Corporation 2021 Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation to acquire Company stock during designated offering periods. Each offering period consists of one six-month purchase period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. The Company recorded an associated expense of approximately $0.8 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively.

Excess Tax Benefits

The Company recognized excess tax benefits of approximately $0.3 million, $0.5 million, and $0.2 million associated with equity award exercises and vesting in its income tax expense for the years ended December 31, 2023, 2022, and 2021, respectively.

Note 11. Defined Contribution Plan

The Company sponsors a defined contribution plan that principally consists of a contributory 401(k) savings plan. The Company makes discretionary matching contributions to the 401(k) savings plan based on a percentage of employee contributions. The expense recognized related to the Company’s contributions to the 401(k) savings plan for the years ended December 31, 2023, 2022, and 2021 was approximately $1.2 million, $1.3 million, and $1.2 million, respectively.

Note 12. Equity

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

As of December 31, 2023, no preferred stock had been issued.

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

A summary of the stock repurchase activity under the Repurchase Program, is summarized as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022
Shares repurchased	4,372,879	4,670,975
Average price per share	$13.49	$12.94
Costs recorded to accumulated deficit
Total repurchase costs	$58,903	$60,438
Additional associated costs	572	92
Total costs recorded to accumulated deficit	$59,475	$60,530

As of December 31, 2023, the remaining authorized value of shares available to be repurchased under the Repurchase Program was approximately $80.5 million.

Repurchased shares of common stock are retired. The par value of repurchased shares is deducted from common stock and the excess repurchase price over par value is reflected as a reduction to accumulated deficit. Additional associated costs include the related brokerage commissions and excise taxes on share repurchases.

Dividend

On August 8, 2023, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share to stockholders of record at the close of business on August 21, 2023. An aggregate cash dividend of $217.7 million was paid on August 31, 2023. Dividends accrued for unvested RSUs are contingent and payable upon vesting of the underlying award. The Company recorded dividend related liabilities of $0.2 million and $0.4 million in accrued liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets as of December 31, 2023.

Note 13. Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. At times, the Company, given the nature of its background screening business, could become subject to lawsuits, or potential class action lawsuits, in multiple jurisdictions, related to claims brought primarily by consumers or individuals who were the subject of its screening services.

For all pending matters, the Company believes it has meritorious defenses and intends to defend vigorously or otherwise seek indemnification from other parties as appropriate. However, the Company has recorded a liability of $5.2 million and $4.4 million at December 31, 2023 and 2022, respectively, for matters that it believes a loss is both probable and estimable. This is included in accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2023 and 2022, respectively.

In June 2014 and September 2015, two separate class action cases were filed against the Company in the State of California. The two cases were coordinated together under a single judge and a single settlement agreement for both cases as coordinated together was approved by the court in December 2021. As a result, the Company recorded a total liability of $5.5 million for this settlement agreement at December 31, 2021. This liability represented the settlement amount and related class action administrative fees, less certain payments made in December 2021. The remaining settlement amount was paid in February 2022.

Additionally, the Company maintains liability insurance programs to manage its litigation risks and the Company’s insurers had agreed to a single deductible to be applied to the two cases. As a result, the Company recorded a total insurance receivable of $2.1 million for this settlement agreement at December 31, 2021, which represented the portion of the legal settlement and legal fees incurred by the Company which were recovered from the Company’s insurers in March 2022.

The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Note 14. Leases

The Company has operating and finance leases for office facilities and equipment. Certain of our leases include rental payments that will adjust periodically for inflation or certain adjustments based on step increases. An insignificant number of our leases contain residual value guarantees and none of our agreements contain material restrictive covenants. Variable rent expenses consist primarily of maintenance, property taxes, and charges based on usage.

The Company rents or subleases certain real estate to third parties. The Company’s sublease portfolio consists of operating leases.

The components of lease costs are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease costs
Fixed	$5,330	$7,102
Short-term	345	247
Variable	23	28
Sub-leases	(50)	(56)
Total operating lease costs	$5,648	$7,321

Finance lease costs
Amortization of leased assets	$78	$713
Interest on lease liabilities	2	29
Total finance lease costs	$80	$742
Total lease cost	$5,728	$8,063

Supplemental balance sheet information related to leases is as follows (in thousands):

		December 31,
	Classification	2023	2022
Assets
Operating leases
Right of use operating lease assets	Other assets	$7,277	$10,674
Finance leases
Property and equipment, gross	Property and equipment, net	5,860	5,094
Accumulated depreciation	Property and equipment, net	(5,860)	(5,017)
Property and equipment, net	Property and equipment, net	—	77
Total lease assets		$7,277	$10,751

Liabilities
Operating leases
Other current	Current portion of operating lease liability	$3,354	$4,957
Non-current	Operating lease liability, less current portion	5,931	7,879
Total operating liabilities		9,285	12,836
Finance leases
Other current	Accrued liabilities	—	104
Total finance liabilities		—	104
Total lease liabilities		$9,285	$12,940

Maturities of lease liabilities are as follows (in thousands):

Years Ending December 31,	Operating Leases
2024	$3,844
2025	2,659
2026	1,903
2027	873
2028	815
Thereafter	909
Total minimum lease payments	$11,003
Less: Imputed interest	(1,473)
Present value of minimum lease payments	$9,530

Lease term and discount rates are as follows:

	Year Ended December 31,
	2023	2022
Weighted average remaining lease term
Operating leases	3.4 Years	2.7 Years
Finance leases	—	0.7 Years

Weighted average discount rate
Operating leases	6.85%	5.06%
Finance leases	—	5.72%

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$6,825	$7,738
Operating cash flows from finance leases	2	29
Financing cash flows from finance leases	104	884
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,084	$19,972
Amortization:
Amortization of right-of-use operating lease assets (1)	$4,766	$6,343
(1)
Amortization of right of use operating lease assets during the period is reflected in operating lease liabilities on the consolidated statements of cash flows.

Rent expense under fixed operating leases was $6.1 million for the year ended December 31, 2021.

Note 15. Related Party Transactions

The Company had no material related party transactions.

Note 16. Net Income Per Share

Basic and diluted net income per share was calculated as follows:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2023	2022	2021
Basic net income per share	$0.26	$0.43	$0.11
Diluted net income per share	$0.26	$0.43	$0.11
Numerator:
Net income	37,293	64,604	16,051
Denominator:
Weighted average number of shares outstanding - basic	144,083,808	150,227,213	140,480,590
Add options and restricted stock units to purchase units	2,142,288	1,579,927	1,206,794
Weighted average number of shares outstanding - diluted	146,226,096	151,807,139	141,687,384

For the years ended December 31, 2023, 2022, and 2021, 4,725,584, 2,669,162, and 14,488 stock options and RSUs, respectively, were excluded from the calculation of diluted net income per share because their effect was anti-dilutive.

Note 17. Reportable Segments

We have two reportable segments, Americas and International. Our CODM uses the profit measure of Adjusted EBITDA, on both a consolidated and a segment basis, to allocate resources and assess performance of our businesses. We use Adjusted EBITDA as our profit measure because it eliminates the impact of certain items that we do not consider indicative of operating performance, which is useful to compare operating results between periods. Our CODM also uses Adjusted EBITDA as a compensation measure for both segment and corporate management under our incentive compensation plans. Adjusted EBITDA is also a measure frequently used by securities analysts, investors, and other interested parties in their evaluation of the operating performance of companies similar to ours.

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

The following is a description of our two reportable segments:

Americas. This segment performs a variety of background check and compliance services across all phases of the workforce lifecycle from pre-onboarding services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent workers, tenants, and drivers. We generally classify our service offerings into three categories: pre-onboarding, post-onboarding, and adjacent products. We deliver our solutions across multiple industry verticals in the United States, Canada, and Latin America markets.

International. The International segment provides services similar to our Americas segment in regions outside of the Americas. We primarily deliver our solutions across multiple industry verticals in the Europe, India, and Asia Pacific markets.

A reconciliation of Segment Adjusted EBITDA to net income for the years ended December 31, 2023, 2022, and 2021 is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Adjusted EBITDA
Americas	$221,645	$221,655	$198,473
International	15,911	27,255	27,821
Total	$237,556	$248,910	$226,294
Adjustments to reconcile to net income:
Interest expense, net	33,040	9,199	24,972
Provision for income taxes	11,183	20,475	8,862
Depreciation and amortization	129,473	138,246	142,815
Loss on extinguishment of debt	—	—	13,938
Share-based compensation	15,265	7,856	9,530
Transaction and acquisition-related charges (a)	4,364	6,018	9,314
Integration, restructuring, and other charges (b)	6,938	2,512	812
Net income	$37,293	$64,604	$16,051
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Also includes incremental professional service fees incurred related to the initial public offering, subsequent one-time compliance efforts, and the registered common stock offering by certain selling stockholders in November 2021. The years ended December 31, 2022 and 2021 include a transaction bonus expense related to one of the Company’s 2021 acquisitions.
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

The following summarizes revenues by geographical region (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenues
Americas	$673,075	$694,865	$604,413
International	96,832	122,599	114,009
Eliminations	(6,146)	(7,441)	(6,127)
Total revenues	$763,761	$810,023	$712,295

The following table sets forth net long-lived assets by geographic area (in thousands):

	December 31,
	2023	2022
Long-lived assets, net
United States, country of domicile	$1,083,318	$1,134,201
All other countries	168,068	180,258
Total long-lived assets, net	$1,251,386	$1,314,459

Note 18. Subsequent Events

On February 28, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among First Advantage, Sterling Check Corp., a Delaware corporation (“Sterling”), and Starter Merger Sub, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of First Advantage (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into Sterling, with Sterling continuing as the surviving corporation in such merger and becoming an indirect, wholly owned subsidiary of First Advantage. The cash-and-stock transaction (the “Acquisition”) values Sterling at approximately $2.2 billion.

In connection with the execution of the Merger Agreement, First Advantage Holdings, LLC, a subsidiary of the Company (the “Borrower”), entered into a commitment letter with certain financial institutions that committed to provide, subject to the terms and conditions of the commitment letter, an incremental term loan in an aggregate principal amount of $1.820 billion and incremental revolving commitments in an aggregate principal amount of $150 million, in each case, under the Borrower’s existing credit agreement. Such financial institutions also agreed to extend the maturity date of the Borrower’s revolving credit facility from July 31, 2026 to the date that is the fifth anniversary of the closing date of the Acquisition.

The Acquisition is subject to satisfaction or waiver of customary closing conditions, including, among others, adoption of the Merger Agreement by Sterling stockholders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”) and clearance under the antitrust or foreign direct investment laws of certain other jurisdictions, and the effectiveness of a registration statement on Form S-4 to be filed by First Advantage in connection with the Acquisition.

Note 19. Condensed Financial Information of Registrant

FIRST ADVANTAGE CORPORATION

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2023	2022
ASSETS
Investments in subsidiaries	$872,206	$1,107,356
LIABILITIES AND EQUITY
Liabilities	$—	$—
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 145,074,802 and 148,732,603 shares issued and outstanding as of December 31, 2023 and 2022, respectively	145	149
Additional paid-in-capital	942,763	1,156,901
Accumulated deficit	(49,545)	(27,363)
Accumulated other comprehensive income	(21,157)	(22,331)
Total equity	872,206	1,107,356
TOTAL LIABILITIES AND EQUITY	$872,206	$1,107,356

The accompanying note is an integral part of these condensed financial statements.

FIRST ADVANTAGE CORPORATION

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022	2021
Equity in net income of subsidiaries	$37,293	$64,604	$16,051
NET INCOME	37,293	64,604	16,051
Foreign currency translation adjustments	1,174	(20,694)	(4,121)
COMPREHENSIVE INCOME	$38,467	$43,910	$11,930

NET INCOME	$37,293	$64,604	$16,051
Basic net income per share	$0.26	$0.43	$0.11
Diluted net income per share	$0.26	$0.43	$0.11
Weighted average number of shares outstanding - basic	144,083,808	150,227,213	140,480,590
Weighted average number of shares outstanding - diluted	146,226,096	151,807,139	141,687,384

A statement of cash flows has not been presented as First Advantage Corporation (parent company) did not have any cash as of, or at any point in time during, the years ended December 31, 2023, 2022 or 2021.

The accompanying note is an integral part of these condensed financial statements.

Note to Condensed Financial Statements of Registrant (Parent Company Only)

Basis of Presentation

Fastball Intermediate, Inc. was formed on November 15, 2019. In March 2021, Fastball Intermediate, Inc. changed its name to First Advantage Corporation.

These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of First Advantage Corporation (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed the specified threshold amount of the consolidated net assets of the Company. Because we have a consolidated accumulated deficit, the 25% threshold described in Rule 4-08 does not apply and any restrictions of net assets at our subsidiaries trigger the requirement to present parent company-only financial information. The ability of First Advantage Corporation’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ outstanding term loan and revolving credit facility borrowings under the Credit Agreements, as described in Note 6 to the audited consolidated financial statements.

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