Form 10-Q
period 2024-03-31
FIRST ADVANTAGE CORP
filed 2024-05-09
CIK 1210677

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

(888) 314-9761

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

As of May 3, 2024, the registrant had 145,197,595 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

First Advantage Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$245,436	$213,774
Restricted cash	135	138
Short-term investments	600	—
Accounts receivable (net of allowance for doubtful accounts of $893 and $1,036 at March 31, 2024 and December 31, 2023, respectively)	129,011	142,690
Prepaid expenses and other current assets	21,795	13,426
Income tax receivable	2,568	3,710
Total current assets	399,545	373,738
Property and equipment, net	71,352	79,441
Goodwill	819,633	820,654
Trade names, net	64,370	66,229
Customer lists, net	262,876	275,528
Other intangible assets, net	2,138	2,257
Deferred tax asset, net	2,797	2,786
Other assets	9,202	10,021
TOTAL ASSETS	$1,631,913	$1,630,654
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$47,956	$47,024
Accrued compensation	12,742	16,379
Accrued liabilities	24,102	16,162
Current portion of operating lease liability	3,367	3,354
Income tax payable	2,988	264
Deferred revenues	2,043	1,856
Total current liabilities	93,198	85,039
Long-term debt (net of deferred financing costs of $5,815 and $6,268 at March 31, 2024 and December 31, 2023, respectively)	558,909	558,456
Deferred tax liability, net	63,604	71,274
Operating lease liability, less current portion	5,632	5,931
Other liabilities	2,826	3,221
Total liabilities	724,169	723,921
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 145,195,030 and 145,074,802 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	145	145
Additional paid-in-capital	982,982	977,290
Accumulated deficit	(52,453)	(49,545)
Accumulated other comprehensive loss	(22,930)	(21,157)
Total equity	907,744	906,733
TOTAL LIABILITIES AND EQUITY	$1,631,913	$1,630,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
REVENUES	$169,416	$175,520

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization below)	87,192	91,061
Product and technology expense	12,466	12,624
Selling, general, and administrative expense	40,662	28,682
Depreciation and amortization	29,822	31,866
Total operating expenses	170,142	164,233
(LOSS) INCOME FROM OPERATIONS	(726)	11,287

OTHER EXPENSE, NET:
Interest expense, net	3,570	8,681
Total other expense, net	3,570	8,681
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(4,296)	2,606
(Benefit) provision for income taxes	(1,388)	681
NET (LOSS) INCOME	$(2,908)	$1,925

Foreign currency translation (loss) income	(1,773)	869
COMPREHENSIVE (LOSS) INCOME	$(4,681)	$2,794

NET (LOSS) INCOME	$(2,908)	$1,925
Basic net (loss) income per share	$(0.02)	$0.01
Diluted net (loss) income per share	$(0.02)	$0.01
Weighted average number of shares outstanding - basic	143,591,713	145,862,562
Weighted average number of shares outstanding - diluted	143,591,713	147,031,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,908)	$1,925
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	29,822	31,866
Amortization of deferred financing costs	453	461
Bad debt recovery	(112)	(40)
Deferred taxes	(7,808)	(2,144)
Share-based compensation	4,751	2,058
Gain on foreign currency exchange rates	(0)	(10)
Loss on disposal of fixed assets and impairment of ROU assets	0	1,222
Change in fair value of interest rate swaps	(7,045)	1,879
Changes in operating assets and liabilities:
Accounts receivable	13,736	15,980
Prepaid expenses and other assets	(3,345)	2,933
Accounts payable	468	(7,618)
Accrued compensation and accrued liabilities	6,608	(11,828)
Deferred revenues	185	209
Operating lease liabilities	(328)	(110)
Other liabilities	(11)	980
Income taxes receivable and payable, net	3,863	836
Net cash provided by operating activities	38,329	38,599
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(321)	(42)
Capitalized software development costs	(6,135)	(6,056)
Other investing activities	(575)	15
Net cash used in investing activities	(7,031)	(6,083)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(12)	—
Share repurchases	—	(25,266)
Proceeds from issuance of common stock under share-based compensation plans	976	1,399
Payments on deferred purchase agreements	(234)	(234)
Payments on finance lease obligations	—	(37)
Net settlement of share-based compensation plan awards	(41)	(25)
Net cash provided by (used in) financing activities	689	(24,163)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(328)	147
Increase in cash, cash equivalents, and restricted cash	31,659	8,500
Cash, cash equivalents, and restricted cash at beginning of period	213,912	391,796
Cash, cash equivalents, and restricted cash at end of period	$245,571	$400,296

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$2,510	$2,049
Cash paid for interest	$11,954	$10,625
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on account	$585	$275
Non-cash property and equipment additions	$540	$—
Excise taxes on share repurchases incurred but not paid	$—	$252

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – December 31, 2023	$145	$977,290	$(49,545)	$(21,157)	$906,733
Share-based compensation	—	4,751	—	—	4,751
Forfeitures of previously declared cash dividends	—	6	—	—	6
Proceeds from issuance of common stock under share-based compensation plans	0	976	—	—	976
Common stock withheld for tax obligations on restricted stock unit and option settlement	(0)	(41)	—	—	(41)
Foreign currency translation	—	—	—	(1,773)	(1,773)
Net loss	—	—	(2,908)	—	(2,908)
BALANCE – March 31, 2024	$145	$982,982	$(52,453)	$(22,930)	$907,744

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – December 31, 2022	$149	$1,176,163	$(27,363)	$(22,331)	$1,126,618
Share-based compensation	—	2,058	—	—	2,058
Repurchases of common stock	(2)	—	(25,515)	—	(25,517)
Proceeds from issuance of common stock under share-based compensation plans	0	1,399	—	—	1,399
Common stock withheld for tax obligations on restricted stock unit and option settlement	0	(25)	—	—	(25)
Foreign currency translation	—	—	—	869	869
Net income	—	—	1,925	—	1,925
BALANCE – March 31, 2023	$147	$1,179,595	$(50,953)	$(21,462)	$1,107,327

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

Post-onboarding services are comprised of continuous monitoring and re-screening solutions, which are important tools to help keep their end customers, workforces, and other stakeholders safer, more productive, and more compliant. Our post-monitoring solutions include criminal records, healthcare sanctions, motor vehicle records, social media, and global sanctions screening continuously or at regular intervals selected by our customers.

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

The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The interim results reported in these condensed consolidated financial statements should not be taken as indicative of results that may be expected for future interim periods or the full year. For a more comprehensive understanding of the Company and its condensed consolidated financial statements, these interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of March 31, 2024 (in thousands):

	Level 1	Level 2	Level 3
Assets
Interest rate swaps	$—	$3,876	$—

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

Concentrations of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash is deposited with major financial institutions and, at times, such balances with each financial institution may be in excess of insured limits. The Company has not experienced, and does not anticipate, any losses with respect to its cash deposits. Accounts receivable represent credit granted to customers for services provided. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. The Company had one customer which represented approximately 11% of its consolidated revenues during the three months ended March 31, 2024. The Company did not have any customers which represented 10% or more of its consolidated revenues during the three months ended March 31, 2023. Additionally, the Company did not have any customers which represented 10% or more of its consolidated accounts receivable, net for any period presented.

The Company has entered into interest rate derivative agreements with a counterparty bank to reduce its exposure to interest rate volatility. The Company has determined the counterparty bank to be a high credit quality institution. The Company does not enter into financial instruments for trading or speculative purposes.

Foreign Currency — The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using average exchange rates prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated net of tax in a separate component of equity. Currency translation (loss) income included in accumulated other comprehensive loss was approximately $(1.8) million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.

Gains or losses resulting from foreign currency transactions are included in the accompanying condensed consolidated statements of operations and comprehensive (loss) income, except for those relating to intercompany transactions of a long-term investment nature, which are captured in a separate component of equity as accumulated other comprehensive loss. Currency transaction (loss) income included in the accompanying condensed consolidated statements of operations and comprehensive (loss) income was approximately $0.0 million and $(0.5) million for the three months ended March 31, 2024 and 2023, respectively.

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the three months ended March 31, 2024 that are expected to have a material impact on the condensed consolidated financial statements.

Note 3. Acquisitions

Pending Acquisition of Sterling Check Corp.

On February 28, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among First Advantage, Sterling Check Corp., a Delaware corporation (“Sterling”), and Starter Merger Sub, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of First Advantage (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into Sterling, with Sterling continuing as the surviving corporation in such merger and becoming an indirect, wholly owned subsidiary of First Advantage. The cash-and-stock transaction (the “Acquisition”) valued Sterling at approximately $2.2 billion as of the date of the Merger Agreement.

The Acquisition is subject to satisfaction or waiver of customary closing conditions, including, among others, adoption of the Merger Agreement by Sterling stockholders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”) and clearance under the antitrust and foreign direct investment laws of certain other jurisdictions, and the effectiveness of a registration statement on Form S-4 to be filed by First Advantage in connection with the Acquisition.

2023 Acquisition

On September 1, 2023, the Company acquired 100% of the equity interest of a digital identity and biometrics solutions company headquartered in New York, for $41.0 million. The acquired company operates under the trade name Infinite ID. The acquisition expands the Company’s network and portfolio of identity solutions in the United States. The acquired company was determined to constitute a business and the Company was deemed to be the acquirer under ASC 805. As a result, the Company has recorded the related purchase accounting as of September 1, 2023.

The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed (in thousands):

Consideration
Cash purchase price	$41,000
Other transaction adjustments	97
Total fair value of consideration transferred	$41,097
Current assets	$1,335
Property and equipment, including software developed for internal use	5,959
Trade name	2,300
Customer lists	3,800
Other intangible assets	2,400
Other assets	236
Total liabilities	(1,427)
Total identifiable net assets	$14,603
Goodwill	$26,494

Goodwill recognized is not expected to be deductible for tax purposes. Results of operations have been included in the condensed consolidated financial statements of the Company’s Americas segment since the date of acquisition. The acquisition is not material to the Company’s financial position as of March 31, 2024 or results of operations for the three months ended March 31, 2024, and therefore, pro forma operating results and other disclosures for the acquisitions are not presented.

As of the date these condensed consolidated financial statements were issued, the purchase accounting related to this acquisition was incomplete as the valuation of deferred taxes and certain customary transaction adjustments were not yet finalized. The Company has reflected the provisional amounts in these condensed consolidated financial statements. As such, the above balances may be adjusted in a future period as the valuation is finalized and these adjustments may be material to the condensed consolidated financial statements.

Note 4. Property and Equipment, net

Property and equipment, net as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Furniture and equipment	$26,673	$26,576
Capitalized software for internal use, acquired by business combination	232,361	232,505
Capitalized software for internal use, developed internally or otherwise purchased	93,525	86,704
Leasehold improvements	2,810	2,275
Total property and equipment	355,369	348,060
Less: accumulated depreciation and amortization	(284,017)	(268,619)
Property and equipment, net	$71,352	$79,441

Depreciation and amortization expense of property and equipment was approximately $15.5 million and $16.4 million for the three months ended March 31, 2024 and 2023, respectively.

Note 5. Goodwill, Trade Names, Customer Lists and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2024 by reportable segment were as follows (in thousands):

	Americas	International	Total
Balance – December 31, 2023	$703,797	$116,857	$820,654
Adjustments to initial purchase price allocations	(25)	—	(25)
Foreign currency translation	12	(1,008)	(996)
Balance – March 31, 2024	$703,784	$115,849	$819,633

The following summarizes the gross carrying value and accumulated amortization for the Company’s trade names, customer lists, and other intangible assets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$96,208	$(31,838)	$64,370	20 years
Customer lists	519,543	(256,667)	262,876	13-14 years
Other intangible assets	2,400	(262)	2,138	5 years
Total	$618,151	$(288,767)	$329,384

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$96,321	$(30,092)	$66,229	20 years
Customer lists	520,105	(244,577)	275,528	13-14 years
Other intangible assets	2,400	(143)	2,257	5 years
Total	$618,826	$(274,812)	$344,014

Amortization expense of trade names, customer lists, and other intangible assets was approximately $14.3 million and $15.4 million for the three months ended March 31, 2024 and 2023, respectively. Trade names and customer lists are amortized on an accelerated basis based upon their estimated useful life. Other intangible assets are amortized on a straight-line or accelerated basis over their expected useful life of five years.

Note 6. Long-term Debt

The fair value of the Company’s long-term debt obligation approximated its book value as of March 31, 2024 and December 31, 2023 and consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
First Lien Credit Facility	$564,724	$564,724
Less: Deferred financing costs	(5,815)	(6,268)
Long-term debt, net	$558,909	$558,456

The Company is a party to a First Lien Credit Agreement (as amended, “Credit Agreement”), which provides for a term loan of $766.6 million due January 31, 2027, carrying an interest rate of 2.75% to 3.00%, based on the first lien ratio, plus LIBOR (“First Lien Credit Facility”) and a $100.0 million revolving credit facility due July 31, 2026 (“Revolver”). Pursuant to an amendment in June 2023, the reference rate under the Credit Agreement was transitioned from LIBOR to SOFR (the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York), with the addition of an applicable margin. The Credit Agreement is collateralized by substantially all assets and capital stock owned by direct and indirect domestic subsidiaries and are governed by certain restrictive covenants including limitations on indebtedness, liens, and other corporate actions such as investments and acquisitions. In the event the Company’s outstanding indebtedness under the Revolver exceeds 35% of the aggregate principal amount of the revolving commitments then in effect, it is required to maintain a consolidated first lien leverage ratio no greater than 7.75 to 1.00. As of March 31, 2024, there were no outstanding borrowings under the Revolver and $564.7 million outstanding under the First Lien Credit Facility. As the Company had no outstanding amounts under the Revolver, it was not subject to the consolidated first lien leverage ratio covenant. The Company was compliant with all other covenants under the agreement as of March 31, 2024.

In connection with the execution of the Merger Agreement, on February 28, 2024, First Advantage Holdings, LLC, a subsidiary of the Company (the “Borrower”), entered into a commitment letter with certain financial institutions that committed to provide, subject to the terms and conditions of the commitment letter, an incremental term loan in an aggregate principal amount of up to $1.820 billion and incremental revolving commitments in an aggregate principal amount of $150 million, in each case, under the Credit Agreement. Such financial institutions also agreed to extend the maturity date of the Revolver from July 31, 2026 to the date that is the fifth anniversary of the closing date of the Acquisition.

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

As of March 31, 2024, the Company had the following outstanding derivatives that were not designated as a hedge in qualifying hedging relationships:

Product	Effective Date	Maturity Date	Notional	Rate
Interest rate swap(a)	June 30, 2023	February 28, 2026	$100.0 million	4.32%
Interest rate swap	December 29, 2023	December 31, 2026	$150.0 million	3.86%
Interest rate swap	March 1, 2024	December 31, 2026	$150.0 million	3.76%

(a)
In conjunction with the June 2023 transition of the reference rate from LIBOR to SOFR, the fixed rate was reduced from 4.36% to 4.32%.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements; however, the Company has not elected to apply hedge accounting for these instruments.

The following is a summary of location and fair value of the financial positions recorded related to the derivative instruments (in thousands):

		Fair Value
Derivatives not designated as hedging instruments	Balance Sheet Location	As of March 31, 2024	As of December 31, 2023
Interest rate swaps	Accrued liabilities	$—	$1,576
Interest rate swaps	Prepaid expenses and other current assets	$3,876	$—

The following is a summary of location and amount of gains and (losses) recorded related to the derivative instruments (in thousands):

		Gain/(loss)
		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Income Statement Location	2024	2023
Interest rate collars	Interest expense, net	$951	$(435)
Interest rate swaps	Interest expense, net	$6,094	$(1,444)

Note 8. Income Taxes

The Company’s income tax expense and balance sheet accounts reflect the results of the Company and its subsidiaries.

For the three months ended March 31, 2024, the Company estimated the annual effective tax rate based on projected income for the full year and recorded a quarterly tax provision in accordance with the annual effective tax rate and adjusted for discrete tax items in the period.

The effective income tax rate for the three months ended March 31, 2024 was 32.3%. The Company’s effective income tax rate for the three months ended March 31, 2024 was higher than the U.S. federal statutory rate of 21% primarily due to nondeductible share-based compensation and U.S. state income taxes.

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

Contract balances are generated when the revenues recognized in a given period varies from billing. A contract asset is created when the Company performs a service for a customer and recognizes more revenues than what has been billed. The contract asset balance was $6.7 million and $4.8 million as of March 31, 2024 and December 31, 2023, respectively, and is included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

A contract liability is created when the Company transfers a good or service to a customer and recognizes less than what has been billed. The Company recognizes these contract liabilities as deferred revenues when the Company has an obligation to perform services for a customer in the future and has already received consideration from the customer. The contract liability balance was $2.0 million and $1.9 million as of March 31, 2024 and December 31, 2023, respectively, and is included in deferred revenues in the accompanying condensed consolidated balance sheets. An immaterial amount of revenues was recognized in the current period related to the beginning balance of deferred revenues.

For additional disclosures about the disaggregation of our revenues, see Note 15, “Reportable Segments.”

Note 10. Share-based Compensation

Share-based compensation expense is recognized in cost of services, product and technology expense, and selling, general, and administrative expense, in the accompanying condensed consolidated statements of operations and comprehensive (loss) income as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Share-based compensation expense
Cost of services	$357	$275
Product and technology expense	654	457
Selling, general, and administrative expense	3,740	1,326
Total share-based compensation expense	$4,751	$2,058

Prior to the IPO, all share-based awards were issued by Fastball Holdco, L.P., the Company’s previous parent company, under individual grant agreements and the partnership agreement of such parent company (collectively, the “the 2020 Equity Plan”). In connection with the IPO, the Company adopted the 2021 Omnibus Incentive Plan (as amended by the First Amendment, dated as of May 10, 2023, the “2021 Equity Plan”).

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

In connection with the Company’s declaration of a one-time special dividend in August 2023, the exercise price of outstanding stock option awards and stock purchases under the Company’s employee stock purchase plan (“ESPP”) was reduced by $1.50, in accordance with the non-discretionary anti-dilution provisions of the equity and stock purchase plans.

2020 Equity Plan

Awards issued under the 2020 Equity Plan consist of options and profit interests. No awards were issued under the plan during the three months ended March 31, 2024.

A summary of the stock option activity for the three months ended March 31, 2024 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2023	Grants outstanding	1,915,252	$5.15
	Grants exercised	(48,911)	$5.48
	Grants cancelled/forfeited	(16,978)	$5.11
March 31, 2024	Grants outstanding	1,849,363	$5.15	5.9 Years	$20.5 million
March 31, 2024	Grants vested	823,589	$5.12	5.9 Years	$9.1 million
March 31, 2024	Grants unvested	1,025,774	$5.18

2021 Equity Plan

The 2021 Equity Plan is intended to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders. The 2021 Equity Plan provides for the grant of awards of stock options, stock appreciation rights, restricted shares, restricted stock units, and other equity-based or cash-based awards as determined by the Company’s Compensation Committee. The 2021 Equity Plan initially had a total of 17,525,000 shares of common stock reserved. The number of reserved shares automatically increases on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030, in an amount equal to the lesser of (x) 2.5% of the total number of shares of common stock outstanding on the last day of the immediately preceding calendar year and (y) a number of shares as determined by the Board of Directors. As of March 31, 2024, 20,037,028 shares were available for issuance under the 2021 Equity Plan.

Stock Options

A summary of the stock option activity for the three months ended March 31, 2024 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2023	Grants outstanding	4,686,659	$13.61
	Grants issued	146,401	$15.81
	Grants cancelled/forfeited	(6,600)	$16.02
March 31, 2024	Grants outstanding	4,826,460	$13.67	7.6 Years	$12.3 million
March 31, 2024	Grants vested	2,207,644	$13.68	7.3 Years	$5.6 million
March 31, 2024	Grants unvested	2,618,816	$13.66

The fair value for stock options granted for the three months ended March 31, 2024 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Options
Expected stock price volatility	34.98%
Risk-free interest rate	4.22%
Expected term (in years)	6.25
Fair-value of the underlying unit	$15.81

Restricted Stock Units

A summary of the restricted stock units (“RSU”) activity for the three months ended March 31, 2024 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2023	Nonvested RSUs	507,143	$15.10
	Granted	167,472	$15.83
	Vested	(9,443)	$14.91
	Forfeited	(3,777)	$17.31
March 31, 2024	Nonvested RSUs	661,395	$15.27

Restricted Stock

A summary of the restricted stock activity for the three months ended March 31, 2024 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2023	Nonvested restricted stock	1,954,630	$8.50
	Vested	(586,927)	$7.73
March 31, 2024	Nonvested restricted stock	1,367,703	$9.16

As of March 31, 2024, the Company had approximately $36.4 million of unrecognized pre-tax non-cash compensation expense, comprised of approximately $12.1 million related to restricted stock, $8.1 million related to RSUs, and approximately $16.2 million related to stock options, which the Company expects to recognize over a weighted average period of 1.3 years.

2021 Employee Stock Purchase Plan

The Company adopted the ESPP, which allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation to acquire Company stock during designated offering periods. Each offering period consists of one six-month purchase period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. The Company recorded an associated expense of approximately $0.2 million for both the three months ended March 31, 2024 and 2023.

Note 11. Equity

Preferred Stock

As of March 31, 2024 and December 31, 2023, 250,000,000 shares of Preferred Stock were authorized, and no Preferred Stock was issued or outstanding.

Share Repurchase Program

The Company did not repurchase any shares of common stock during the three months ended March 31, 2024. As of March 31, 2024, the remaining authorized value of shares available to be repurchased under the Repurchase Program was approximately $80.5 million. In connection with the execution of the Merger Agreement, the Company will be suspending purchases under its Repurchase Program.

Note 12. Commitments and Contingencies

There have been no material changes to the Company’s contractual obligations as compared to December 31, 2023.

The Company is involved in litigation from time to time in the ordinary course of business. At times, the Company, given the nature of its background screening business, could become subject to lawsuits, or potential class action lawsuits, in multiple jurisdictions, related to claims brought primarily by consumers or individuals who were the subject of its screening services.

For all pending matters, the Company believes it has meritorious defenses and intends to defend vigorously or otherwise seek indemnification from other parties as appropriate. However, the Company has recorded a liability of $4.7 million and $5.2 million at March 31, 2024 and December 31, 2023, respectively, for matters that it believes a loss is both probable and estimable. This is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Note 13. Related Party Transactions

The Company had no material related party transactions for the three months ended March 31, 2024.

Note 14. Net (Loss) Income Per Share

Basic weighted-average shares outstanding excludes nonvested restricted stock. Diluted weighted average shares outstanding is similar to basic weighted-average shares outstanding, except that the weighted-average number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common share had been issued, including the dilutive impact of nonvested restricted stock. The potentially dilutive securities outstanding during the three months ended March 31, 2024, had an anti-dilutive effect and were therefore not included in the calculation of diluted net loss per share. Basic and diluted net (loss) income per share was calculated as follows:

	Three Months Ended March 31,
	2024	2023
Basic net (loss) income per share	$(0.02)	$0.01
Diluted net (loss) income per share	$(0.02)	$0.01
Numerator:
Net (loss) income (in thousands)	$(2,908)	$1,925
Denominator:
Weighted average number of shares outstanding - basic	143,591,713	145,862,562
Add stock options to purchase shares and restricted stock units	—	1,169,304
Weighted average number of shares outstanding - diluted	143,591,713	147,031,866

For the three months ended March 31, 2024 and 2023, 3,287,852 and 2,913,298 stock options and RSUs were excluded from the calculation of diluted net (loss) income per share, respectively, because their effect was anti-dilutive.

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

We define Adjusted EBITDA as net (loss) income before interest, taxes, depreciation, and amortization, and as further adjusted for loss on extinguishment of debt, share-based compensation, transaction and acquisition-related charges, integration and restructuring charges, and other non-cash charges. We exclude the impact of share-based compensation because it is a non-cash expense and we believe that excluding this item provides meaningful supplemental information regarding performance and ongoing cash generation potential. We exclude loss on extinguishment of debt, transaction and acquisition related charges, integration and restructuring charges, and other charges because such expenses are episodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis.

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

A reconciliation of Segment Adjusted EBITDA to net (loss) income for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Adjusted EBITDA
Americas	$43,669	$44,656
International	2,889	3,904
Total	$46,558	$48,560
Adjustments to reconcile to net (loss) income:
Interest expense, net	3,570	8,681
(Benefit) provision for income taxes	(1,388)	681
Depreciation and amortization	29,822	31,866
Share-based compensation	4,751	2,058
Transaction and acquisition-related charges(a)	11,992	1,071
Integration, restructuring, and other charges(b)	719	2,278
Net (loss) income	$(2,908)	$1,925
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three months ended March 31, 2024 includes approximately $11.1 million of expense associated with the pending acquisition of Sterling, primarily consisting of legal, regulatory, and diligence professional service fees. The three months ended March 31, 2024 and 2023 also include insurance costs incurred related to the initial public offering.
(b)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, and (gains) losses on the sale of assets.

Geographic Information

The Company categorizes revenues by geographic region in which the revenues and invoicing are recorded. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods.

The following summarizes revenues by geographical region (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues
Americas	$149,127	$152,056
International	22,023	24,848
Eliminations	(1,734)	(1,384)
Total revenues	$169,416	$175,520

The following table sets forth net long-lived assets by geographic area (in thousands):

	March 31, 2024	December 31, 2023
Long-lived assets, net
United States, country of domicile	$1,062,684	$1,083,318
All other countries	164,357	168,068
Total long-lived assets, net	$1,227,041	$1,251,386

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of First Advantage Corporation’s financial condition and results of operations is provided as a supplement to the condensed consolidated financial statements for the three months ended March 31, 2024, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

These forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Such risks and uncertainties include, but are not limited to, the following: negative changes in external events beyond our control, including our customers’ onboarding volumes, economic drivers which are sensitive to macroeconomic cycles, such as interest rate volatility and inflation, geopolitical unrest, uncertainty in financial markets; our operations in a highly regulated industry and the fact that we are subject to numerous and evolving laws and regulations, including with respect to personal data, data security, and artificial intelligence; inability to identify and successfully implement our growth strategies on a timely basis or at all; potential harm to our business, brand, and reputation as a result of security breaches, cyber-attacks, or the mishandling of personal data; operating in a penetrated and competitive market; our reliance on third-party data providers; due to the sensitive and privacy-driven nature of our products and solutions, we could face liability and legal or regulatory proceedings, which could be costly and time-consuming to defend and may not be fully covered by insurance; our international business exposes us to a number of risks; real or perceived errors, failures, or bugs in our products could adversely affect our business, results of operations, financial condition, and growth prospects; our ability to identify attractive targets or successfully complete such transactions; the timing, manner and volume of repurchases of common stock pursuant to our share repurchase program; failure to comply with anti-corruption laws and regulations; disruptions at our Global Operating Center and other operating centers; our contracts with our customers, which do not guarantee exclusivity or contracted volumes; disruptions, outages, or other errors with our technology and network infrastructure, including our data centers, servers, and third-party cloud and internet providers and our migration to the cloud; the continued integration of our platforms and solutions with human resource providers such as applicant tracking systems and human capital management systems as well as our relationships with such human resource providers; risks relating to public opinion, which may be magnified by incidents or adverse publicity concerning our industry or operations; our reliance on third-party vendors to carry out certain portions of our operations; our dependence on the service of our key executive and other employees, and our ability to find and retain qualified employees; our ability to obtain, maintain, protect and enforce our intellectual property and other proprietary information; our ability to maintain, protect, and enforce the confidentiality of our trade secrets; the use of open-source software in our applications; the indemnification provisions in our contracts with our customers and third-party data suppliers; seasonality in our operations from quarter to quarter; our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations; Silver Lake’s control of us and the potential conflict of its interest with ours or those of our stockholders; and changing interpretations of tax laws.

For additional information on these and other factors that could cause First Advantage’s actual results to differ materially from expected results, please see our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. The forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.

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

Website and Social Media Disclosure

We use our websites (https://fadv.com/ and https://investors.fadv.com/) to distribute company information. We make available free of charge a variety of information for investors, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with, or furnish it, to the Securities and Exchange Commission (“SEC”). The information we post on our websites may be deemed material. Accordingly, investors should monitor our websites, in addition to following our press releases, filings with the SEC, and public conference calls and webcasts. In addition, you may opt in to automatically receive email alerts and other information about First Advantage when you enroll your email address by visiting the “Email Alerts” section of our investor website at https://investors.fadv.com/. The contents of our websites and social media channels are not, however, a part of this Quarterly Report on Form 10-Q.

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

We enter into contracts with our customers that are typically three years in length. These contracts set forth the general terms and pricing of our products and solutions but generally do not include minimum order volumes or committed order volumes. Accordingly, contracts do not provide guarantees of future revenues. Due to our contract terms and the nature of the background screening industry, we determined our contract terms for ASC 606 purposes are less than one year. We typically bill our customers at the end of each month and recognize revenues as completed orders are reported or otherwise made available to our customers. Approximately 90% of our criminal searches performed in the United States in 2023 were completed the same day they were submitted.

We generated revenues of $169.4 million for the three months ended March 31, 2024, which represents a decline of 3.5% as compared to $175.5 million for the three months ended March 31, 2023. Approximately 87% of our revenues for the three months ended March 31, 2024 was generated in the Americas, predominantly in the United States, while the remaining 13% was generated internationally. Other than the United States, no single country accounted for 10% or more of our total revenues for the three months ended March 31, 2024. Please refer to “Results of Operations” for further details.

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

Recent Developments

Pending Acquisition of Sterling Check Corp.

On February 28, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among First Advantage, Sterling Check Corp., a Delaware corporation (“Sterling”), and Starter Merger Sub, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of First Advantage (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into Sterling, with Sterling continuing as the surviving corporation in such merger and becoming an indirect, wholly owned subsidiary of First Advantage. The cash-and-stock transaction (the “Acquisition”) valued Sterling at approximately $2.2 billion as of the date of the Merger Agreement.

The Acquisition is subject to satisfaction or waiver of customary closing conditions, including, among others, adoption of the Merger Agreement by Sterling stockholders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”) and clearance under the antitrust and foreign direct investment laws of certain other jurisdictions, and the effectiveness of a registration statement on Form S-4 filed by First Advantage in connection with the Acquisition.

In connection with the execution of the Merger Agreement, the Borrower, entered into a commitment letter with certain financial institutions that committed to provide, subject to the terms and conditions of the commitment letter, an incremental term loan in an aggregate principal amount of up to $1.820 billion and incremental revolving commitments in an aggregate principal amount of $150 million, in each case, under the Borrower’s existing credit agreement. Such financial institutions also agreed to extend the maturity date of the Borrower’s revolving credit facility from July 31, 2026 to the date that is the fifth anniversary of the closing date of the Acquisition.

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

Despite the continuing uncertainty associated with these events, we are confident in the overall long-term health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy and help our customers hire smarter and onboard faster. Our ability to deliver innovative products and solutions that enhance workplace safety and address compliance risks has contributed to the durability of our financial results. For additional information, see our “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Components of our Results of Operations

Revenues

The Company derives revenues from a variety of background screening and adjacent products that cover all phases of the workforce lifecycle from pre-onboarding screening services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent workers, tenants, and drivers. We generally classify our products and solutions into three major categories: pre-onboarding, post-onboarding, and adjacent products, each of which is enabled by our technology, proprietary internal databases, and data analytics capabilities. Pre-onboarding products, which comprise the substantial majority of our revenues, span an extensive array of products that customers typically utilize to enhance their applicant evaluation process and help ensure compliance with their workforce onboarding criteria from the time an application is submitted to an applicant’s successful onboarding. Post-onboarding products are comprised of continuous monitoring, re-screening, and other solutions to help our customers keep their end customers, workforces, and other stakeholders safer, more productive, and more compliant. Adjacent products include products that complement our pre-onboarding and post-onboarding solutions such as fleet / vehicle compliance, hiring tax credits and incentives, resident / tenant screening, employment eligibility, and investigative research.

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
•
Selling, General, and Administrative Expense: Consists of sales, customer success, marketing, and general and administrative expenses. Sales, customer success, and marketing expenses consist primarily of employee compensation such as salaries, bonuses, sales commissions, share-based compensation, and other employee benefits for our verticalized sales and customer success teams. General and administrative expenses include travel expenses and various corporate functions including finance, human resources, legal, and other administrative roles, in addition to certain professional service fees and expenses incurred in connection with our IPO and our pending acquisition of Sterling. We expect our selling, general, and administrative expenses to increase in the short-term, primarily as a result of additional public company related reporting and compliance costs. Over the long-term, we expect our selling, general, and administrative expenses to decrease as a percentage of revenues as we leverage our past investments. We do not allocate depreciation and amortization to selling, general, and administrative expenses.
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

Other Expense, Net

Our other expense, net consists of interest expense, net. Interest expense, net relates primarily to our debt service costs, the interest-related unrealized gains and losses of our interest rate derivative instruments and, to a lesser extent, the interest on our capital lease obligations and the amortization of deferred financing costs. Additionally, interest expense, net includes interest income earnings on our cash and cash equivalent balances held in interest-bearing accounts. We also earn interest income on our short-term investments which are fixed-time deposits having a maturity date within twelve months.

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

Comparison of Results of Operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Revenues	$169,416	$175,520

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	87,192	91,061
Product and technology expense	12,466	12,624
Selling, general, and administrative expense	40,662	28,682
Depreciation and amortization	29,822	31,866
Total operating expenses	170,142	164,233
(Loss) income from operations	(726)	11,287

Other Expense, Net:
Interest expense, net	3,570	8,681
Total other expense, net	3,570	8,681
(Loss) income before provision for income taxes	(4,296)	2,606
(Benefit) provision for income taxes	(1,388)	681
Net (loss) income	$(2,908)	$1,925
Net (loss) income margin	(1.7)%	1.1%

Revenues

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenues
Americas	$149,127	$152,056
International	22,023	$24,848
Eliminations	(1,734)	$(1,384)
Total revenues	$169,416	$175,520

Revenues were $169.4 million for the three months ended March 31, 2024, compared to $175.5 million for the three months ended March 31, 2023. Revenues for the three months ended March 31, 2024 decreased by $6.1 million, or 3.5%, compared to the three months ended March 31, 2023.

The decrease in revenues was primarily due to a net decrease of $17.8 million, or 10.2%, in existing customer revenues, primarily driven by reduced demand from our customers more impacted by the macroeconomic events, primarily in the International segment, and the impact of lost accounts. These consolidated decreases were partially offset by ongoing strength in upselling and cross-selling to existing customers, contributing $7.7 million, or 4.4%, of additional revenues, and increased revenues from certain existing customers that were impacted by macroeconomic conditions, to a lesser extent, as compared to other existing customers.

The decrease in existing customer revenues was offset by:

•
revenues of $8.9 million, or 5.1%, from new customers, primarily attributable to our Americas segment; and
•
revenues of $2.8 million, or 1.6%, attributable to the Infinite ID acquisition in the Americas segment.

Pricing remained relatively stable across all periods.

Cost of Services

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Cost of services	87,192	91,061
Revenues	$169,416	$175,520
Cost of services as a % of revenue	51.5%	51.9%

Cost of services was $87.2 million for the three months ended March 31, 2024, compared to $91.1 million for the three months ended March 31, 2023. Cost of services for the three months ended March 31, 2024 decreased by $3.9 million, or 4.2%, compared to the three months ended March 31, 2023.

The decrease in cost of services was primarily due to:

•
a $2.3 million decrease in variable third-party data expenses as a result of decreased revenue volumes, variation in customer ordering mix, and increased automation; and
•
a $1.2 million decrease in personnel expenses in our operations and customer care functions as a result of cost savings actions taken by the Company, as well as productivity efficiencies from the implementation of additional automation programs.

Cost of services as a percentage of revenues was 51.5% for the three months ended March 31, 2024, compared to 51.9% for the three months ended March 31, 2023. The cost of services percentage of revenues for the first quarter of 2024 was impacted by cost savings from the Company’s continued implementation of automation and other process efficiencies, as well as certain cost savings actions taken by the Company. These decreases were partially offset by slight increases in certain third-party data costs, primarily due to variation in customer ordering mix.

Product and Technology Expense

	Three Months Ended March 31,
(in thousands)	2024	2023
Product and technology expense	$12,466	$12,624

Product and technology expense was $12.5 million for the three months ended March 31, 2024, compared to $12.6 million for the three months ended March 31, 2023. Product and technology expense for the three months ended March 31, 2024 decreased by $0.2 million, or 1.3%, compared to the three months ended March 31, 2023.

Product and technology expense decreased primarily due to:

•
a $0.7 million decrease in software licensing related expenses; and
•
a number of other corporate expenses that decreased primarily as a result of cost savings actions taken by the Company.

The decrease in product and technology expense was partially offset by $0.9 million increase in personnel expenses, primarily due to increased share-based compensation expense and additional investments made to enhance our product, solutions, and technology platforms.

Selling, General, and Administrative Expense

	Three Months Ended March 31,
(in thousands)	2024	2023
Selling, general, and administrative expense	$40,662	$28,682

Selling, general, and administrative expense was $40.7 million for the three months ended March 31, 2024, compared to $28.7 million for the three months ended March 31, 2023. Selling, general, and administrative expense for the three months ended March 31, 2024 increased by $12.0 million, or 41.8%, compared to the three months ended March 31, 2023.

Selling, general, and administrative expense increased primarily due to:

•
a $11.1 million increase in professional service and legal fees incurred related to the Company’s pending acquisition of Sterling;
•
a $2.4 million increase in share-based compensation expense primarily as a result of a modification to the vesting terms of outstanding unvested and unearned performance-based equity awards in May 2023 and incremental awards granted; and
•
a $1.2 million increase in expenses related to litigation in the ordinary course of business.

The increase in selling, general, and administrative expense was partially offset by:

•
a $1.3 million decrease in personnel expenses due to certain cost savings actions taken by the Company in the second half of 2023; and
•
a $1.1 million decrease in expenses related to the impairment of certain operating lease assets resulting from office space exited in 2023 that did not reoccur in 2024.

Depreciation and Amortization

	Three Months Ended March 31,
(in thousands)	2024	2023
Depreciation and amortization	$29,822	$31,866

Depreciation and amortization was $29.8 million for the three months ended March 31, 2024, compared to $31.9 million for the three months ended March 31, 2023. Depreciation and amortization for the three months ended March 31, 2024 decreased by $2.0 million, or 6.4%, compared to the three months ended March 31, 2023. This decrease was partially offset by increases in depreciation related to assets placed in service during the three months ended March 31, 2024.

Interest Expense, Net

	Three Months Ended March 31,
(in thousands)	2024	2023
Interest expense, net	$3,570	$8,681

Interest expense, net was $3.6 million for the three months ended March 31, 2024, compared to $8.7 million for the three months ended March 31, 2023. Interest expense, net for the three months ended March 31, 2024 decreased by $5.1 million or 58.9%, compared to the three months ended March 31, 2023.

The decrease in interest expense, net was primarily attributable to $7.0 million of unrealized gains on the interest rate swaps as a result of the increased interest rate volatility observed in the first quarter of 2024. This decrease was offset by higher interest expense on the First Lien Credit Facility as a result of increasing interest rates and lower interest income earned on cash held within interest bearing accounts as a result of lower cash on hand.

Provision for Income Taxes

	Three Months Ended March 31,
(in thousands)	2024	2023
(Benefit) provision for income taxes	$(1,388)	$681

Our (benefit) provision for income taxes was $(1.4) million for the three months ended March 31, 2024, compared to $0.7 million for the three months ended March 31, 2023. Our provision for income taxes for the three months ended March 31, 2024 decreased by $2.1 million, compared to the three months ended March 31, 2023.

The decrease in our provision for income taxes was primarily due to the decrease of income before income taxes during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Net (Loss) Income and Net (Loss) Income Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Net (loss) income	$(2,908)	$1,925
Net (loss) income margin	(1.7)%	1.1%

Net (loss) income was $(2.9) million for the three months ended March 31, 2024, compared to $1.9 million for the three months ended March 31, 2023. Net income for the three months ended March 31, 2024 decreased by $4.8 million compared to the three months ended March 31, 2023.

Net (loss) income margin was (1.7)% for the three months ended March 31, 2024 compared to 1.1% for the three months ended March 31, 2023, as increases in selling, general, and administrative expenses, as a result of the Company’s pending acquisition of Sterling and reduced demand from customers more impacted by macroeconomic events, contributed to lower profitability.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Management believes that Adjusted EBITDA is a strong indicator of our overall operating performance and is useful to management and investors as a measure of comparative operating performance from period to period. We define Adjusted EBITDA as net (loss) income before interest, taxes, depreciation, and amortization, and as further adjusted for loss on extinguishment of debt, share-based compensation, transaction and acquisition-related charges, integration and restructuring charges, and other non-cash charges. We exclude the impact of share-based compensation because it is a non-cash expense and we believe that excluding this item provides meaningful supplemental information regarding performance and ongoing cash generation potential. We exclude loss on extinguishment of debt, transaction and acquisition related charges, integration and restructuring charges, and other charges because such expenses are episodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis.

Adjusted EBITDA was $46.6 million for the three months ended March 31, 2024 and represented an Adjusted EBITDA Margin of 27.5%. Adjusted EBITDA was $48.6 million for the three months ended March 31, 2023 and represented an Adjusted EBITDA Margin of 27.7%. Adjusted EBITDA for the three months ended March 31, 2024 decreased by $2.0 million, or 4.1%, compared to the three months ended March 31, 2023.

Adjusted EBITDA declined during the three months ended March 31, 2024, as macroeconomic events impacted our revenues attributed to existing customers. These decreases were partially offset by increased revenues from certain existing and new customers, including ongoing strength in upselling and cross-selling, cost structure benefits due to increased automation, operational efficiencies, and certain other cost savings actions taken by the Company.

The following table presents a reconciliation of Adjusted EBITDA for the periods presented.

	Three Months Ended March 31,
(in thousands)	2024	2023
Net (loss) income	$(2,908)	$1,925
Interest expense, net	3,570	8,681
(Benefit) provision for income taxes	(1,388)	681
Depreciation and amortization	29,822	31,866
Share-based compensation(a)	4,751	2,058
Transaction and acquisition-related charges(b)	11,992	1,071
Integration, restructuring, and other charges(c)	719	2,278
Adjusted EBITDA	$46,558	$48,560
(a)
Share-based compensation for the three months ended March 31, 2024, includes approximately $2.6 million of incrementally recognized expense associated with the May 2023 vesting modification. See Note 10 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
(b)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three months ended March 31, 2024 includes approximately $11.1 million of expense associated with the pending acquisition of Sterling, primarily consisting of legal, regulatory, and diligence professional service fees. The three months ended March 31, 2024 and 2023 also include insurance costs incurred related to the initial public offering.
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

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Adjusted EBITDA	$46,558	$48,560
Revenues	169,416	175,520
Adjusted EBITDA Margin	27.5%	27.7%

The following table presents a calculation of Adjusted EBITDA by segment for the periods presented. See Note 15, “Reportable Segments” to the condensed consolidated financial statements for a reconciliation of Adjusted EBITDA for the periods presented by segment.

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Adjusted EBITDA(1)
Americas	$43,669	$44,656
International	2,889	3,904
Adjusted EBITDA	$46,558	$48,560

Revenues
Americas	$149,127	$152,056
International	22,023	24,848
Less: intersegment eliminations	(1,734)	(1,384)
Total revenues	$169,416	$175,520

Adjusted EBITDA Margin
Americas	29.3%	29.4%
International	13.1%	15.7%
Adjusted EBITDA Margin	27.5%	27.7%
(1)
See the reconciliation of net (loss) income to Adjusted EBITDA above. Segment Adjusted EBITDA margins are calculated using segment gross revenues and segment Adjusted EBITDA. Consolidated Adjusted EBITDA margin is calculated using consolidated revenues and consolidated Adjusted EBITDA.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Similar to Adjusted EBITDA, management believes that Adjusted Net Income and Adjusted Diluted Earnings Per Share are strong indicators of our overall operating performance and are useful to our management and investors as measures of comparative operating performance from period to period. We define Adjusted Net Income for a particular period as net (loss) income before taxes adjusted for debt-related costs, acquisition-related depreciation and amortization, share-based compensation, transaction and acquisition related charges, integration and restructuring charges, and other non-cash charges, to which we then apply the related effective tax rate. We define Adjusted Diluted Earnings Per Share as Adjusted Net Income divided by adjusted weighted average number of shares outstanding—diluted.

Adjusted Net Income was $24.8 million for the three months ended March 31, 2024, compared to $28.4 million for the three months ended March 31, 2023. Adjusted Net Income for the three months ended March 31, 2024 decreased by $3.6 million, or 12.6% compared to the three months ended March 31, 2023.

Adjusted Diluted Earnings Per Share was $0.17 for the three months ended March 31, 2024, compared to $0.19 for the three months ended March 31, 2023. Adjusted Diluted Earnings Per Share for the three months ended March 31, 2024 decreased by $0.02, or 10.5% compared to the three months ended March 31, 2023.

Adjusted Net Income and Adjusted Diluted Earnings Per Share declined during the three months ended March 31, 2024 as reduced demand from customers more impacted by macroeconomic events contributed to lower revenues and profitability. Adjusted Net Income and Adjusted Diluted Earnings Per Share were further impacted by changes in acquisition-related depreciation and amortization and changes in our capital structure that are captured in interest expense. Gains or losses and actual cash payments and receipts on the Company’s interest rate swaps impact the comparability of Adjusted Net Income and Adjusted Diluted Earnings Per Share across historical periods. Adjusted Diluted Earnings Per Share is further impacted by shares repurchased under the Company’s Repurchase Program.

The following table presents a reconciliation of Adjusted Net Income for the periods presented.

	Three Months Ended March 31,
(in thousands)	2024	2023
Net (loss) income	$(2,908)	$1,925
(Benefit) provision for income taxes	(1,388)	681
(Loss) income before provision for income taxes	(4,296)	2,606
Debt-related charges(a)	(3,014)	4,468
Acquisition-related depreciation and amortization(b)	22,625	25,485
Share-based compensation(c)	4,751	2,058
Transaction and acquisition-related charges(d)	11,992	1,071
Integration, restructuring, and other charges(e)	719	2,278
Adjusted Net Income before income tax effect	32,777	37,966
Less: Adjusted income taxes(f)	7,991	9,602
Adjusted Net Income	$24,786	$28,364

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented.

	Three Months Ended March 31,
	2024	2023
Diluted net (loss) income per share (GAAP)	$(0.02)	$0.01
Adjusted Net Income adjustments per share
(Benefit) provision for income taxes	(0.01)	0.00
Debt-related charges(a)	(0.02)	0.03
Acquisition-related depreciation and amortization(b)	0.16	0.17
Share-based compensation(c)	0.03	0.01
Transaction and acquisition-related charges(d)	0.08	0.01
Integration, restructuring, and other charges(e)	0.00	0.02
Adjusted income taxes(f)	(0.05)	(0.07)
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.17	$0.19

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP)	143,591,713	147,031,866
Options and restricted stock not included in weighted average number of shares outstanding—diluted (GAAP) (using treasury stock method)	2,110,928	—
Adjusted weighted average number of shares outstanding—diluted (Non-GAAP)	145,702,641	147,031,866
(a)
Represents the non-cash interest expense related to the amortization of debt issuance costs for the 2021 February refinancing of the Company’s First Lien Credit Facility (as defined below). This adjustment also includes the impact of the change in fair value of interest rate swaps, which represents the difference between the fair value gains or losses and actual cash payments and receipts on the interest rate swaps.
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
(c)
Share-based compensation for the three months ended March 31, 2024, includes approximately $2.6 million of incrementally recognized expense associated with the May 2023 vesting modification. See Note 10 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
(d)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three months ended March 31, 2024 includes approximately $11.1 million of expense associated with the pending acquisition of Sterling, primarily consisting of legal, regulatory, and diligence professional service fees. The three months ended March 31, 2024 and 2023 also include insurance costs incurred related to the initial public offering.
(e)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, and (gains) losses on the sale of assets.
(f)
Effective tax rates of approximately 24.4% and 25.3% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three months ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024, we had $245.4 million in cash and cash equivalents and $100.0 million available under our revolving credit facility. As of March 31, 2024, we had $564.7 million of total debt outstanding. We believe our cash on hand, together with amounts available under our revolving credit facility, and cash provided by operating activities are and will continue to be adequate to meet our operational and business needs in the next twelve months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors that may be beyond our control, including those described under our “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

On November 8, 2022, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $150.0 million and extended the program through December 31, 2023. On February 28, 2023, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $200.0 million. On September 14, 2023, the Company announced that its Board of Directors approved a one-year extension of its share repurchase authorization, extending the previously authorized $200.0 million program through December 31, 2024. Through May 3, 2024, the Company repurchased approximately $119.5 million of shares under the Repurchase Program. In connection with the execution of the Merger Agreement, the Company suspended purchases under its Repurchase Program.

Dividends

On August 8, 2023, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share to stockholders of record at the close of business on August 21, 2023. An aggregate cash dividend of $217.7 million was paid on August 31, 2023 with cash from the balance sheet.

Long-Term Debt

In February 2020, a new financing structure was established, which included a new First Lien Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provided financing in the form of a $670.0 million term loan due January 31, 2027 (“First Lien Credit Facility”) and a $75.0 million new revolving credit facility due January 31, 2025 (“Revolver”).

On February 1, 2021, we amended the First Lien Agreement to fund $100.0 million of additional first lien term loans and reduce the applicable margins by 0.25%.

In connection with the IPO, the Company entered into an amendment to increase the borrowing capacity under the Revolver from $75.0 million to $100.0 million and extend the maturity date from January 31, 2025 to July 31, 2026.

Borrowings under the First Lien Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) a base rate or (b) LIBOR, which is subject to a floor of 0.00% per annum. Pursuant to an amendment in June 2023, the reference rate under the Credit Agreement was transitioned from LIBOR to SOFR (the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York), with the addition of an applicable margin. The applicable margins under the First Lien Agreement are subject to stepdowns based on our first lien net leverage ratio. In connection with the closing of the IPO, each applicable margin was reduced further by 0.25%. In addition, the borrower, First Advantage Holdings, LLC, which is an indirect wholly-owned subsidiary of the Company, is required to pay a commitment fee on any unutilized commitments under the revolving credit facility. The commitment fee rate ranges between 0.25% and 0.50% per annum based on our first lien net leverage ratio. The borrower is also required to pay customary letter of credit fees.

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

Cash Flow Analysis

Comparison of Cash Flows for the three months ended March 31, 2024 compared to the three months ended March 31, 2023

The following table is a summary of our cash flow activity for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$38,329	$38,599
Net cash used in investing activities	(7,031)	(6,083)
Net cash provided by (used in) financing activities	689	(24,163)

Cash Flows from Operating Activities

Net cash provided by operating activities was $38.3 million for the three months ended March 31, 2024, compared to $38.6 million for the three months ended March 31, 2023. Net cash provided by operating activities for the three months ended March 31, 2024 decreased by $0.3 million compared to the three months ended March 31, 2023. Cash flows from operating activities were impacted by the continuation of more modest hiring activity from our customers resulting from the ongoing uncertainty from the macroeconomic environment. This was offset in part by lower accounts receivable driven by increased cash collections from customers.

Cash Flows from Investing Activities

Net cash used in investing activities was $7.0 million for the three months ended March 31, 2024, compared to $6.1 million for the three months ended March 31, 2023. Net cash used in investing activities for the three months ended March 31, 2024 increased by $0.9 million compared to the three months ended March 31, 2023. Increases in cash flows used in investing activities for the three months ended March 31, 2024 were driven primarily by capitalized software development costs, which increased in 2024 as the Company continued to make incremental investments in its technology platform and increases in short-term investments internationally.

Cash Flows from Financing Activities

Net cash provided by (used) in financing activities was $0.7 million for the three months ended March 31, 2024, compared to $(24.2) million for the three months ended March 31, 2023. Net cash provided by financing activities for the three months ended March 31, 2024 was driven by cash inflows related to share-based compensation activity. These inflows were offset by cash outflows related to payments on the deferred purchase of a software platform. Net cash used in financing activities for the three months ended March 31, 2023 was impacted by shares repurchased under the Company’s Repurchase Program. During the three months ended March 31, 2023, 1,871,691 shares were repurchased under the program at a total cost of $25.3 million.

Recently Issued Accounting Standards

See Note 2 to the condensed consolidated financial statements for disclosure of the impact that recent accounting pronouncements may have on the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2024, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2024, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

During the quarter covered by this report, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information in response to this Item is included in “Part I — Item 1. — Note 12 — Commitments and Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

As of March 31, 2024, no material changes had occurred in our risk factors, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following information relates to the Company’s purchase of its common stock during each month within the first quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2024 through January 31, 2024	—	$—	—	$80,478,639
February 1, 2024 through February 29, 2024	—	$—	—	$80,478,639
March 1, 2024 through March 31, 2024	—	$—	—	$80,478,639
Total	—	$—	—	$80,478,639
(1)
Average price paid per share for shares purchased as part of our Repurchase Program (includes brokerage commissions).
(2)
On August 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock over the 12-month period ending August 2, 2023. On November 8, 2022, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $150.0 million and extended the program through December 31, 2023. On February 28, 2023, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $200.0 million. On September 14, 2023, the Company announced that its Board of Directors approved a one-year extension of its share repurchase authorization, extending the previously authorized $200.0 million program through December 31, 2024. Through May 3, 2024, the Company repurchased approximately $119.5 million of shares under the Repurchase Program.

Stock repurchases may be effected through open market repurchases at prevailing market prices, including through the use of block trades and trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately-negotiated transactions, through other transactions in accordance with applicable securities laws, or a combination of these methods on such terms and in such amounts as the Company deems appropriate and will be funded from available capital. The Company is not obligated to repurchase any specific number of shares, and the timing, manner, value, and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price and liquidity requirements, other business considerations and general market and economic conditions. No shares will be purchased from SLP Fastball Aggregator, L.P. and its affiliates. The Company may discontinue or modify purchases without notice at any time. In connection with the execution of the Merger Agreement, the Company suspended purchases under its Repurchase Program.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of February 28, 2024, by and among First Advantage Corporation, Sterling Check Corp. and Starter Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 of First Advantage’s Form 8-K filed on March 1, 2024).

2.2

Waiver of Brazil Antitrust Filing Obligation and Closing Condition, dated as of March 25, 2024, related to the Agreement and Plan of Merger, dated as of February 28, 2024, by and among First Advantage Corporation, Sterling Check Corp. and Starter Merger Sub, Inc.

3.1	Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated herein by reference to Exhibit 3.1 of First Advantage’s Form 8-K filed on June 25, 2021).
3.2	Amended and Restated Bylaws of First Advantage Corporation (incorporated herein by reference to Exhibit 3.2 of First Advantage’s Form 8-K filed on June 25, 2021).
10.1

Support Agreement, dated as of February 28, 2024, by and among First Advantage Corporation and certain stockholders of Sterling Check Corp. party thereto (incorporated herein by reference to Exhibit 10.1 of First Advantage’s Form 8-K filed on March 1, 2024).

10.2

Stockholders’ Agreement, dated as February 28, 2024, by and among First Advantage Corporation, certain parties that will become stockholders of First Advantage Corporation pursuant to the Merger Agreement and certain other parties party thereto (incorporated herein by reference to Exhibit 10.2 of First Advantage’s Form 8-K filed on March 1, 2024).

10.3

Amended and Restated Stockholders’ Agreement, dated as of February 28, 2024, by and among First Advantage Corporation, SLP Fastball Aggregator, L.P. and certain stockholders of First Advantage Corporation party thereto (incorporated herein by reference to Exhibit 10.3 of First Advantage’s Form 8-K filed on March 1, 2024).

10.4

Incremental Facilities Commitment letter, dated February 28, 2024, by and among First Advantage Holdings, LLC, and certain financial institutions, party thereto (incorporated herein by reference to Exhibit 10.4 of First Advantage’s Form 8-K filed on March 1, 2024).

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

FIRST ADVANTAGE CORPORATION

Date: May 9, 2024	By:	/s/ Scott Staples
Scott Staples
Chief Executive Officer (principal executive officer)

Date: May 9, 2024	By:	/s/ David L. Gamsey
David L. Gamsey
Executive Vice President & Chief Financial Officer (principal financial officer)