Form 10-Q
period 2024-06-30
FIRST ADVANTAGE CORP
filed 2024-08-08
CIK 1210677

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 145,407,414 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

First Advantage Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$269,563	$213,774
Restricted cash	86	138
Accounts receivable (net of allowance for doubtful accounts of $1,179 and $1,036 at June 30, 2024 and December 31, 2023, respectively)	130,768	142,690
Prepaid expenses and other current assets	19,707	13,426
Income tax receivable	7,101	3,710
Total current assets	427,225	373,738
Property and equipment, net	63,463	79,441
Goodwill	819,136	820,654
Trade names, net	62,571	66,229
Customer lists, net	250,397	275,528
Other intangible assets, net	2,018	2,257
Deferred tax asset, net	2,872	2,786
Other assets	8,268	10,021
TOTAL ASSETS	$1,635,950	$1,630,654
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$55,486	$47,024
Accrued compensation	17,422	16,379
Accrued liabilities	20,641	16,162
Current portion of operating lease liability	2,984	3,354
Income tax payable	331	264
Deferred revenues	2,234	1,856
Total current liabilities	99,098	85,039
Long-term debt (net of deferred financing costs of $5,352 and $6,268 at June 30, 2024 and December 31, 2023, respectively)	559,372	558,456
Deferred tax liability, net	56,508	71,274
Operating lease liability, less current portion	4,964	5,931
Other liabilities	2,697	3,221
Total liabilities	722,639	723,921
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 145,324,615 and 145,074,802 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	145	145
Additional paid-in-capital	987,986	977,290
Accumulated deficit	(50,592)	(49,545)
Accumulated other comprehensive loss	(24,228)	(21,157)
Total equity	913,311	906,733
TOTAL LIABILITIES AND EQUITY	$1,635,950	$1,630,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
REVENUES	$184,546	$185,315	$353,962	$360,835

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization below)	92,348	92,997	179,540	184,058
Product and technology expense	13,677	12,643	26,143	25,267
Selling, general, and administrative expense	38,640	29,982	79,302	58,664
Depreciation and amortization	29,978	32,056	59,800	63,922
Total operating expenses	174,643	167,678	344,785	331,911
INCOME FROM OPERATIONS	9,903	17,637	9,177	28,924

OTHER EXPENSE, NET:
Interest expense, net	7,353	3,887	10,923	12,568
Total other expense, net	7,353	3,887	10,923	12,568
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,550	13,750	(1,746)	16,356
Provision (benefit) for income taxes	689	3,968	(699)	4,649
NET INCOME (LOSS)	$1,861	$9,782	$(1,047)	$11,707

Foreign currency translation (loss) income	(1,298)	218	(3,071)	1,087
COMPREHENSIVE INCOME (LOSS)	$563	$10,000	$(4,118)	$12,794

NET INCOME (LOSS)	$1,861	$9,782	$(1,047)	$11,707
Basic net income (loss) per share	$0.01	$0.07	$(0.01)	$0.08
Diluted net income (loss) per share	$0.01	$0.07	$(0.01)	$0.08
Weighted average number of shares outstanding - basic	143,863,667	144,112,028	143,727,612	144,982,459
Weighted average number of shares outstanding - diluted	145,856,112	145,338,920	143,727,612	146,894,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,047)	$11,707
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	59,800	63,922
Amortization of deferred financing costs	916	927
Bad debt (recovery) expense	(156)	138
Deferred taxes	(14,601)	(3,057)
Share-based compensation	9,799	5,659
Loss on foreign currency exchange rates	—	4
(Gain) loss on disposal of fixed assets and impairment of ROU assets	(26)	2,125
Change in fair value of interest rate swaps	(9,177)	(1,235)
Changes in operating assets and liabilities:
Accounts receivable	11,919	4,034
Prepaid expenses and other assets	2,245	5,335
Accounts payable	7,565	(3,035)
Accrued compensation and accrued liabilities	7,203	(8,847)
Deferred revenues	373	248
Operating lease liabilities	(467)	(460)
Other liabilities	(626)	304
Income taxes receivable and payable, net	(3,348)	(6,047)
Net cash provided by operating activities	70,372	71,722
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs	(12,894)	(12,434)
Purchases of property and equipment	(970)	(688)
Other investing activities	52	(196)
Net cash used in investing activities	(13,812)	(13,318)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock under share-based compensation plans	1,197	2,104
Payments on deferred purchase agreements	(469)	(469)
Net settlement of share-based compensation plan awards	(311)	(211)
Cash dividends paid	(204)	—
Share repurchases	—	(52,334)
Payments on finance lease obligations	—	(74)
Net cash provided by (used in) financing activities	213	(50,984)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(1,036)	(30)
Increase in cash, cash equivalents, and restricted cash	55,737	7,390
Cash, cash equivalents, and restricted cash at beginning of period	213,912	391,796
Cash, cash equivalents, and restricted cash at end of period	$269,649	$399,186

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$17,158	$13,797
Cash paid for interest	$23,887	$21,933
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on account	$1,030	$73
Non-cash property and equipment additions	$540	$—
Excise taxes on share repurchases incurred but not paid	$—	$522

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – December 31, 2023	$145	$977,290	$(49,545)	$(21,157)	$906,733
Share-based compensation	—	4,751	—	—	4,751
Forfeitures of previously declared cash dividends	—	6	—	—	6
Proceeds from issuance of common stock under share-based compensation plans	0	976	—	—	976
Common stock withheld for tax obligations on restricted stock unit and option settlement	(0)	(41)	—	—	(41)
Foreign currency translation	—	—	—	(1,773)	(1,773)
Net loss	—	—	(2,908)	—	(2,908)
BALANCE – March 31, 2024	$145	$982,982	$(52,453)	$(22,930)	$907,744
Share-based compensation	—	5,048	—	—	5,048
Forfeitures of previously declared cash dividends	—	5	—	—	5
Proceeds from issuance of common stock under share-based compensation plans	0	221	—	—	221
Common stock withheld for tax obligations on restricted stock unit and option settlement	(0)	(270)	—	—	(270)
Foreign currency translation	—	—	—	(1,298)	(1,298)
Net income	—	—	1,861	—	1,861
BALANCE – June 30, 2024	$145	$987,986	$(50,592)	$(24,228)	$913,311

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – December 31, 2022	$149	$1,176,163	$(27,363)	$(22,331)	$1,126,618
Share-based compensation	—	2,058	—	—	2,058
Repurchases of common stock	(2)	—	(25,515)	—	(25,517)
Proceeds from issuance of common stock under share-based compensation plans	0	1,399	—	—	1,399
Common stock withheld for tax obligations on restricted stock unit and option settlement	0	(25)	—	—	(25)
Foreign currency translation	—	—	—	869	869
Net income	—	—	1,925	—	1,925
BALANCE – March 31, 2023	$147	$1,179,595	$(50,953)	$(21,462)	$1,107,327
Share-based compensation	—	3,601	—	—	3,601
Repurchases of common stock	(2)	—	(27,337)	—	(27,339)
Proceeds from issuance of common stock under share-based compensation plans	0	705	—	—	705
Common stock withheld for tax obligations on restricted stock unit and option settlement	0	(186)	—	—	(186)
Foreign currency translation	—	—	—	218	218
Net income	—	—	9,782	—	9,782
BALANCE – June 30, 2023	$145	$1,183,715	$(68,508)	$(21,244)	$1,094,108

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

The carrying amounts of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these financial instruments (Level 1). The fair values and carrying values of the Company’s long-term debt are disclosed in Note 6.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of June 30, 2024 (in thousands):

	Level 1	Level 2	Level 3
Assets
Interest rate swaps	$—	$4,602	$—

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

Concentrations of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash is deposited with major financial institutions and, at times, such balances with each financial institution may be in excess of insured limits. The Company has not experienced, and does not anticipate, any losses with respect to its cash deposits. Accounts receivable represent credit granted to customers for services provided. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. The Company had one customer which represented approximately 11% of its consolidated revenues during the three and six months ended June 30, 2024. The Company had one customer which represented approximately 11% and 10% of its consolidated revenues during the three and six months ended June 30, 2023, respectively. Additionally, the Company did not have any customers which represented 10% or more of its consolidated accounts receivable, net for any period presented.

The Company has entered into interest rate derivative agreements with a counterparty bank to reduce its exposure to interest rate volatility. The Company has determined the counterparty bank to be a high credit quality institution. The Company does not enter into financial instruments for trading or speculative purposes.

Foreign Currency — The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using average exchange rates prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated net of tax in a separate component of equity. Currency translation (loss) income included in accumulated other comprehensive loss was approximately $(1.3) million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively. Currency translation (loss) income included in accumulated other comprehensive loss was approximately $(3.1) million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively.

Gains or losses resulting from foreign currency transactions are included in the accompanying condensed consolidated statements of operations and comprehensive (loss) income, except for those relating to intercompany transactions of a long-term investment nature, which are captured in a separate component of equity as accumulated other comprehensive loss. Currency transaction income (loss) included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was approximately $0.6 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively. Currency transaction income (loss) included in the accompanying condensed consolidated statements of operations and comprehensive income was approximately $0.6 million and $(0.3) million for the six months ended June 30, 2024 and 2023, respectively.

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the six months ended June 30, 2024 that are expected to have a material impact on the condensed consolidated financial statements.

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

The Acquisition is subject to satisfaction or waiver of customary closing conditions, including, among others, adoption of the Merger Agreement by Sterling stockholders (which approval has been obtained), the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”) and the effectiveness of a registration statement on Form S-4 filed by First Advantage in connection with the Acquisition (which registration statement was declared effective on June 11, 2024).

On May 28, 2024, First Advantage and Sterling each received a request for additional information and documentary materials (a “Second Request”) from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ’s review of the proposed transaction contemplated by the Merger Agreement. The Second Request was issued under the notification requirements of the HSR Act. The effect of the Second Request is to extend the waiting period imposed under the HSR Act until 30 days after First Advantage and Sterling have substantially complied with the Second Request, unless that period is extended voluntarily by the parties or terminated sooner by the DOJ. The parties have been working cooperatively with the DOJ to bring its review of the proposed transaction to a close as expeditiously as possible and will continue to do so. The proposed transaction remains subject to the expiration or termination of the waiting period applicable to the proposed transaction under the HSR Act and the satisfaction or waiver of the other closing conditions contained in the Merger Agreement.

2023 Acquisition

On September 1, 2023, the Company acquired 100% of the equity interest of a digital identity and biometrics solutions company headquartered in New York, for $41.0 million. The acquired company operates under the trade name Infinite ID. The acquisition expands the Company’s network and portfolio of identity solutions in the United States. The acquired company was determined to constitute a business and the Company was deemed to be the acquirer under ASC 805. The Company recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of September 1, 2023. The allocation was finalized as of June 30, 2024 with an immaterial adjustment recorded related to the valuation of deferred taxes.

The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed (in thousands):

Consideration
Cash purchase price	$41,000
Other transaction adjustments	97
Total fair value of consideration transferred	$41,097
Current assets	$1,335
Property and equipment, including software developed for internal use	5,959
Trade name	2,300
Customer lists	3,800
Other intangible assets	2,400
Other assets	236
Total liabilities	(1,084)
Total identifiable net assets	$14,946
Goodwill	$26,151

Goodwill recognized is not expected to be deductible for tax purposes. Results of operations have been included in the condensed consolidated financial statements of the Company’s Americas segment since the date of acquisition. The acquisition is not material to the Company’s financial position as of June 30, 2024 or results of operations for the three and six months ended June 30, 2024, and therefore, pro forma operating results and other disclosures for the acquisition is not presented.

Note 4. Property and Equipment, net

Property and equipment, net as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Furniture and equipment	$27,381	$26,576
Capitalized software for internal use, acquired by business combination	232,367	232,505
Capitalized software for internal use, developed internally or otherwise purchased	100,516	86,704
Leasehold improvements	2,807	2,275
Total property and equipment	363,071	348,060
Less: accumulated depreciation and amortization	(299,608)	(268,619)
Property and equipment, net	$63,463	$79,441

Depreciation and amortization expense of property and equipment was approximately $15.7 million and $16.6 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense of property and equipment was approximately $31.3 million and $33.1 million for the six months ended June 30, 2024 and 2023, respectively.

Note 5. Goodwill, Trade Names, Customer Lists and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2024 by reportable segment were as follows (in thousands):

	Americas	International	Total
Balance – December 31, 2023	$703,797	$116,857	$820,654
Adjustments to initial purchase price allocations	(368)	—	(368)
Foreign currency translation	(55)	(1,095)	(1,150)
Balance – June 30, 2024	$703,374	$115,762	$819,136

The following summarizes the gross carrying value and accumulated amortization for the Company’s trade names, customer lists, and other intangible assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$96,182	$(33,611)	$62,571	20 years
Customer lists	519,343	(268,946)	250,397	13-14 years
Other intangible assets	2,400	(382)	2,018	5 years
Total	$617,925	$(302,939)	$314,986

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$96,321	$(30,092)	$66,229	20 years
Customer lists	520,105	(244,577)	275,528	13-14 years
Other intangible assets	2,400	(143)	2,257	5 years
Total	$618,826	$(274,812)	$344,014

Amortization expense of trade names, customer lists, and other intangible assets was approximately $14.3 million and $15.4 million for the three months ended June 30, 2024 and 2023, respectively. Amortization expense of trade names, customer lists, and other intangible assets was approximately $28.5 million and $30.8 million for the six months ended June 30, 2024 and 2023, respectively. Trade names and customer lists are amortized on an accelerated basis based upon their estimated useful life. Other intangible assets are amortized on a straight-line or accelerated basis over their expected useful life of five years.

Note 6. Long-term Debt

The fair value of the Company’s long-term debt obligation approximated its book value as of June 30, 2024 and December 31, 2023 and consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
First Lien Credit Facility	$564,724	$564,724
Less: Deferred financing costs	(5,352)	(6,268)
Long-term debt, net	$559,372	$558,456

The Company is a party to a First Lien Credit Agreement (as amended, “Credit Agreement”), which provides for a term loan of $766.6 million due January 31, 2027, carrying an interest rate of 2.75% to 3.00%, based on the first lien ratio, plus LIBOR (“First Lien Credit Facility”) and a $100.0 million revolving credit facility due July 31, 2026 (“Revolver”). Pursuant to an amendment in June 2023, the reference rate under the Credit Agreement was transitioned from LIBOR (the London Interbank Offer Rate) to SOFR (the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York), with the addition of an applicable margin. The Credit Agreement is collateralized by substantially all assets and capital stock owned by direct and indirect domestic subsidiaries and are governed by certain restrictive covenants including limitations on indebtedness, liens, and other corporate actions such as investments and acquisitions. In the event the Company’s outstanding indebtedness under the Revolver exceeds 35% of the aggregate principal amount of the revolving commitments then in effect, it is required to maintain a consolidated first lien leverage ratio no greater than 7.75 to 1.00. As of June 30, 2024, there were no outstanding borrowings under the Revolver and $564.7 million outstanding under the First Lien Credit Facility. As the Company had no outstanding amounts under the Revolver, it was not subject to the consolidated first lien leverage ratio covenant. The Company was compliant with all other covenants under the agreement as of June 30, 2024.

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

As of June 30, 2024, the Company had the following outstanding derivatives that were not designated as a hedge in qualifying hedging relationships:

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

The following is a summary of location and fair value of the financial positions recorded related to the derivative instruments (in thousands):

		Fair Value
Derivatives not designated as hedging instruments	Balance Sheet Location	As of June 30, 2024	As of December 31, 2023
Interest rate collars	Prepaid expenses and other current assets	$—	$1,986
Interest rate swaps	Accrued liabilities	$—	$1,576
Interest rate swaps	Prepaid expenses and other current assets	$4,602	$—

The following is a summary of location and amount of gains recorded related to the derivative instruments (in thousands):

		Gain
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Income Statement Location	2024	2023	2024	2023
Interest rate collars	Interest expense, net	$—	$1,204	$951	$769
Interest rate swaps	Interest expense, net	$2,132	$1,910	$8,226	$466

Note 8. Income Taxes

The Company’s income tax expense and balance sheet accounts reflect the results of the Company and its subsidiaries.

For the three and six months ended June 30, 2024, the Company estimated the annual effective tax rate based on projected income for the full year and recorded a quarterly tax provision in accordance with the annual effective tax rate and adjusted for discrete tax items in the period.

The effective income tax rate for the three and six months ended June 30, 2024 was 27.0% and 40.0%, respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2024 was higher than the U.S. federal statutory rate of 21% primarily due to nondeductible share-based compensation and U.S. state income taxes.

The effective income tax rate for the three and six months ended June 30, 2023 was 28.9% and 28.4%, respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2023 was higher than the U.S. federal statutory rate of 21% due to the Global Intangible Low-Taxed Income (“GILTI”) inclusion, nondeductible share-based compensation, and U.S. state income taxes.

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

Contract balances are generated when the revenues recognized in a given period varies from billing. A contract asset is created when the Company performs a service for a customer and recognizes more revenues than what has been billed. The contract asset balance was $5.7 million and $4.8 million as of June 30, 2024 and December 31, 2023, respectively, and is included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

A contract liability is created when the Company transfers a good or service to a customer and recognizes less than what has been billed. The Company recognizes these contract liabilities as deferred revenues when the Company has an obligation to perform services for a customer in the future and has already received consideration from the customer. The contract liability balance was $2.2 million and $1.9 million as of June 30, 2024 and December 31, 2023, respectively, and is included in deferred revenues in the accompanying condensed consolidated balance sheets. An immaterial amount of revenues was recognized in the current period related to the beginning balance of deferred revenues.

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

Note 10. Share-based Compensation

Share-based compensation expense is recognized in cost of services, product and technology expense, and selling, general, and administrative expense, in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Share-based compensation expense
Cost of services	$410	$313	$767	$588
Product and technology expense	683	568	1,337	1,025
Selling, general, and administrative expense	3,955	2,720	7,695	4,046
Total share-based compensation expense	$5,048	$3,601	$9,799	$5,659

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

2020 Equity Plan

Awards issued under the 2020 Equity Plan consist of options and profit interests. No awards have been issued under the plan since the Company’s IPO.

A summary of the stock option activity for the six months ended June 30, 2024 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2023	Grants outstanding	1,915,252	$5.15
	Grants exercised	(51,916)	$5.46
	Grants cancelled/forfeited	(16,978)	$5.11
June 30, 2024	Grants outstanding	1,846,358	$5.15	5.7 Years	$20.2 million
June 30, 2024	Grants vested	823,498	$5.12	5.6 Years	$9.0 million
June 30, 2024	Grants unvested	1,022,860	$5.18

2021 Equity Plan

The 2021 Equity Plan is intended to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders. The 2021 Equity Plan provides for the grant of awards of stock options, stock appreciation rights, restricted shares, restricted stock units, and other equity-based or cash-based awards as determined by the Company’s Compensation Committee. The 2021 Equity Plan initially had a total of 17,525,000 shares of common stock reserved. The number of reserved shares automatically increases on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030, in an amount equal to the lesser of (x) 2.5% of the total number of shares of common stock outstanding on the last day of the immediately preceding calendar year and (y) a number of shares as determined by the Board of Directors. As of June 30, 2024, 20,048,521 shares were available for issuance under the 2021 Equity Plan.

Stock Options

A summary of the stock option activity for the six months ended June 30, 2024 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2023	Grants outstanding	4,686,659	$13.61
	Grants issued	162,640	$15.82
	Grants exercised	(19,624)	$14.14
	Grants cancelled/forfeited	(65,729)	$13.73
June 30, 2024	Grants outstanding	4,763,946	$13.68	7.4 Years	$11.4 million
June 30, 2024	Grants vested	2,365,286	$13.63	7.2 Years	$5.8 million
June 30, 2024	Grants unvested	2,398,660	$13.73

The fair value for stock options granted for the six months ended June 30, 2024 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Options
Expected stock price volatility	34.99%
Risk-free interest rate	4.25%
Expected term (in years)	6.25
Fair-value of the underlying unit	$15.82

Restricted Stock Units

A summary of the restricted stock units (“RSU”) activity for the six months ended June 30, 2024 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2023	Nonvested RSUs	507,143	$15.10
	Granted	218,417	$15.94
	Vested	(136,792)	$14.44
	Forfeited	(23,325)	$14.86
June 30, 2024	Nonvested RSUs	565,443	$15.59

Restricted Stock

A summary of the restricted stock activity for the six months ended June 30, 2024 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2023	Nonvested restricted stock	1,954,630	$8.50
	Vested	(586,927)	$7.73
June 30, 2024	Nonvested restricted stock	1,367,703	$9.16

As of June 30, 2024, the Company had approximately $32.2 million of unrecognized pre-tax non-cash compensation expense, comprised of approximately $10.3 million related to restricted stock, $7.8 million related to RSUs, and approximately $14.1 million related to stock options, which the Company expects to recognize over a weighted average period of 1.2 years.

2021 Employee Stock Purchase Plan

The Company adopted the ESPP, which allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation to acquire Company stock during designated offering periods. Each offering period consists of one six-month purchase period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. The Company recorded an associated expense of approximately $0.2 million for both the three months ended June 30, 2024 and 2023. The Company recorded an associated expense of approximately $0.3 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively.

Note 11. Equity

Preferred Stock

As of June 30, 2024 and December 31, 2023, 250,000,000 shares of Preferred Stock were authorized, and no Preferred Stock was issued or outstanding.

Share Repurchase Program

The Company did not repurchase any shares of common stock during the six months ended June 30, 2024. As of June 30, 2024, the remaining authorized value of shares available to be repurchased under the Repurchase Program was approximately $80.5 million. In connection with the execution of the Merger Agreement, the Company suspended purchases under its Repurchase Program.

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

For all pending matters, the Company believes it has meritorious defenses and intends to defend vigorously or otherwise seek indemnification from other parties as appropriate. However, the Company has recorded a liability of $4.7 million and $5.2 million as of June 30, 2024 and December 31, 2023, respectively, for matters that it believes a loss is both probable and estimable. This is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Note 13. Related Party Transactions

The Company had no material related party transactions for the six months ended June 30, 2024.

Note 14. Net Income (Loss) Per Share

Basic weighted-average shares outstanding excludes nonvested restricted stock. Diluted weighted average shares outstanding is similar to basic weighted-average shares outstanding, except that the weighted-average number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common share had been issued, including the dilutive impact of nonvested restricted stock. The potentially dilutive securities outstanding during the three and six months ended June 30, 2024, had an anti-dilutive effect and were therefore not included in the calculation of diluted net income (loss) per share. Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic net income (loss) per share	$0.01	$0.07	$(0.01)	$0.08
Diluted net income (loss) per share	$0.01	$0.07	$(0.01)	$0.08
Numerator:
Net income (loss) (in thousands)	$1,861	$9,782	$(1,047)	$11,707
Denominator:
Weighted average number of shares outstanding - basic	143,863,667	144,112,028	143,727,612	144,982,459
Add stock options to purchase shares and restricted stock units	1,992,445	1,226,892	—	1,912,331
Weighted average number of shares outstanding - diluted	145,856,112	145,338,920	143,727,612	146,894,790

For the three months ended June 30, 2024 and 2023, 901,391 and 4,961,441 stock options and RSUs were excluded from the calculation of diluted net income (loss) per share, respectively, because their effect was anti-dilutive. For the six months ended June 30, 2024 and 2023, 2,974,538 and 4,681,847 stock options and RSUs were excluded from the calculation of diluted net income (loss) per share, respectively, because their effect were anti-dilutive.

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

We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation, and amortization, and as further adjusted for loss on extinguishment of debt, share-based compensation, transaction and acquisition-related charges, integration and restructuring charges, and other non-cash charges. We exclude the impact of share-based compensation because it is a non-cash expense and we believe that excluding this item provides meaningful supplemental information regarding performance and ongoing cash generation potential. We exclude loss on extinguishment of debt, transaction and acquisition related charges, integration and restructuring charges, and other charges because such expenses are episodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis.

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

The following is a description of our two reportable segments:

Americas. This segment performs a variety of background check and compliance services across all phases of the workforce lifecycle from pre-onboarding services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent workers, tenants, and drivers. We generally classify our service offerings into three categories: pre-onboarding, post-onboarding, and adjacent products. We deliver our solutions across multiple industry verticals in the United States, Canada, and Latin America.

International. The International segment provides services similar to our Americas segment in regions outside of the Americas. We primarily deliver our solutions across multiple industry verticals in the Europe, India, and Asia Pacific.

A reconciliation of Segment Adjusted EBITDA to net income (loss) for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted EBITDA
Americas	$51,594	$52,324	$95,263	$96,980
International	4,167	3,647	7,056	7,551
Total	$55,761	$55,971	$102,319	$104,531
Adjustments to reconcile to net income:
Interest expense, net	7,353	3,887	10,923	12,568
Provision (benefit) for income taxes	689	3,968	(699)	4,649
Depreciation and amortization	29,978	32,056	59,800	63,922
Share-based compensation	5,048	3,601	9,799	5,659
Transaction and acquisition-related charges(a)	9,873	1,190	21,865	2,261
Integration, restructuring, and other charges(b)	959	1,487	1,678	3,765
Net income (loss)	$1,861	$9,782	$(1,047)	$11,707
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three and six months ended June 30, 2024 include approximately $9.2 million and $20.3 million of expense, respectively, associated with the pending acquisition of Sterling, primarily consisting of legal, regulatory, and diligence professional service fees. The three and six months ended June 30, 2024 and 2023 also include insurance costs incurred related to the initial public offering.
(b)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, (gains) losses on the sale of assets, and other non-recurring items.

Geographic Information

The Company categorizes revenues by geographic region in which the revenues and invoicing are recorded. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods.

The following summarizes revenues by geographical region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Americas	$162,378	$162,682	$311,505	$314,738
International	24,187	24,113	46,210	48,961
Eliminations	(2,019)	(1,480)	(3,753)	(2,864)
Total revenues	$184,546	$185,315	$353,962	$360,835

The following table sets forth net long-lived assets by geographic area (in thousands):

	June 30, 2024	December 31, 2023
Long-lived assets, net
United States, country of domicile	$1,041,734	$1,083,318
All other countries	161,722	168,068
Total long-lived assets, net	$1,203,456	$1,251,386

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of First Advantage Corporation’s financial condition and results of operations is provided as a supplement to the condensed consolidated financial statements for the three and six months ended June 30, 2024, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our products are sold both individually and packaged. The First Advantage platform offers flexibility for customers to specify which products to include in their screening package, such as Social Security numbers, criminal records, education and work verifications, sex offender registry, and global sanctions. Generally, our customers order a background screening package or selected combination of screens related to a single individual before they onboard that individual. The type and mix of products and solutions we sell to a customer vary by customer size, their screening requirements, and industry vertical. Therefore, order volumes are not comparable across both customers and periods. Pricing can also vary considerably by customer depending on the product mix in their screening packages, order volumes, screening requirements and preferences, and pass-through and third-party out of pocket costs.

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

We generated revenues of $184.5 million for the three months ended June 30, 2024, as compared to $185.3 million for the three months ended June 30, 2023 and generated revenues of $354.0 million for the six months ended June 30, 2024, as compared to $360.8 million for the six months ended June 30, 2023. Approximately 87% of our revenues for the six months ended June 30, 2024 was generated in the Americas, predominantly in the United States, while the remaining 13% was generated internationally. Other than the United States, no single country accounted for 10% or more of our total revenues for the three and six months ended June 30, 2024. Please refer to “Results of Operations” for further details.

Segments

We manage our business and report our financial results in two reportable segments, Americas and International:

•
Americas. This segment performs a variety of background check and compliance services across all phases of the workforce lifecycle from pre-onboarding services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent workers, tenants, and drivers. We generally classify our service offerings into three categories: pre-onboarding, post-onboarding, and adjacent products. We deliver our solutions across multiple industry verticals in the United States, Canada, and Latin America.
•
International. The International segment provides services similar to our Americas segment in regions outside of the Americas. We primarily deliver our solutions across multiple industry verticals in the Europe, India, and Asia Pacific.

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

The Acquisition is subject to satisfaction or waiver of customary closing conditions, including, among others, adoption of the Merger Agreement by Sterling stockholders (which approval has been obtained), the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”) and the effectiveness of a registration statement on Form S-4 filed by First Advantage in connection with the Acquisition (which registration statement was declared effective on June 11, 2024).

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

On May 28, 2024, First Advantage and Sterling each received a request for additional information and documentary materials (a “Second Request”) from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ’s review of the proposed transaction contemplated by the Merger Agreement. The Second Request was issued under the notification requirements of the HSR Act. The effect of the Second Request is to extend the waiting period imposed under the HSR Act until 30 days after First Advantage and Sterling have substantially complied with the Second Request, unless that period is extended voluntarily by the parties or terminated sooner by the DOJ. The parties have been working cooperatively with the DOJ to bring its review of the proposed transaction to a close as expeditiously as possible and will continue to do so. The proposed transaction remains subject to the expiration or termination of the waiting period applicable to the proposed transaction under the HSR Act and the satisfaction or waiver of the other closing conditions contained in the Merger Agreement.

Current Economic Conditions

Macroeconomic factors, including inflation, interest rates, variability in hiring activity and job openings, and global economic and geopolitical developments, have negatively impacted significant portions of the global economy, and created volatility in the financial markets.

If the economic uncertainty is sustained or increases, we may experience a negative impact on new business, customer renewals and demand levels, sales and marketing efforts, revenue growth rates, customer deployments, customer collections, product development, or other financial metrics. Any of these factors could harm our business, financial condition, and operating results.

Despite the continuing uncertainty associated with these conditions, we are confident in the overall long-term health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy and help our customers hire smarter and onboard faster. Our ability to deliver innovative products and solutions that enhance workplace safety and address compliance risks has contributed to the durability of our financial results. For additional information, see our “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Comparison of Results of Operations for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Revenues	$184,546	$185,315	$353,962	$360,835

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	92,348	92,997	179,540	184,058
Product and technology expense	13,677	12,643	26,143	25,267
Selling, general, and administrative expense	38,640	29,982	79,302	58,664
Depreciation and amortization	29,978	32,056	59,800	63,922
Total operating expenses	174,643	167,678	344,785	331,911
Income from operations	9,903	17,637	9,177	28,924

Other Expense, Net:
Interest expense, net	7,353	3,887	10,923	12,568
Total other expense, net	7,353	3,887	10,923	12,568
Income (loss) before provision for income taxes	2,550	13,750	(1,746)	16,356
Provision (benefit) for income taxes	689	3,968	(699)	4,649
Net income (loss)	$1,861	$9,782	$(1,047)	$11,707
Net income (loss) margin	1.0%	5.3%	(0.3)%	3.2%

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenues
Americas	$162,378	$162,682	$311,505	$314,738
International	24,187	$24,113	46,210	$48,961
Eliminations	(2,019)	$(1,480)	(3,753)	$(2,864)
Total revenues	$184,546	$185,315	$353,962	$360,835

Revenues were $184.5 million for the three months ended June 30, 2024, compared to $185.3 million for the three months ended June 30, 2023. Revenues for the three months ended June 30, 2024 decreased by $0.8 million, or 0.4%, compared to the three months ended June 30, 2023.

The decrease in revenues was primarily due to a net decrease of $11.9 million, or 6.4%, in existing customer revenues, primarily driven by the impact of macroeconomic factors affecting the hiring industry which have resulted in reduced demand from our customers and the impact of lost accounts. These consolidated decreases were partially offset by ongoing strength in upselling and cross-selling to existing customers, contributing $8.6 million, or 4.7%, of additional revenues, and increased revenues from certain existing customers that were impacted by macroeconomic conditions, to a lesser extent, as compared to other existing customers.

The decrease in existing customer revenues was further offset by:

•
revenues of $7.8 million, or 4.2%, from new customers, primarily attributable to our Americas segment; and
•
revenues of $3.3 million, or 1.8%, attributable to the Infinite ID acquisition in the Americas segment.

Revenues were $354.0 million for the six months ended June 30, 2024, compared to $360.8 million for the six months ended June 30, 2023. Revenues for the six months ended June 30, 2024 decreased by $6.9 million, or 1.9%, compared to the six months ended June 30, 2023.

The decrease in revenues was primarily due to a net decrease of $29.7 million, or 8.2%, in existing customer revenues, primarily driven by the impact of macroeconomic factors affecting the hiring industry which have resulted in reduced demand from our customers and the impact of lost accounts. These consolidated decreases were partially offset by ongoing strength in upselling and cross-selling to existing customers, contributing $16.3 million, or 4.5%, of additional revenues, and increased revenues from certain existing customers that were impacted by macroeconomic conditions, to a lesser extent, as compared to other existing customers.

The decrease in existing customer revenues was further offset by:

•
revenues of $16.7 million, or 4.6%, from new customers, primarily attributable to our Americas segment; and
•
revenues of $6.1 million, or 1.7%, attributable to the Infinite ID acquisition in the Americas segment.

Pricing remained relatively stable across all periods.

Cost of Services

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Cost of services	92,348	92,997	179,540	184,058
Revenues	$184,546	$185,315	$353,962	$360,835
Cost of services as a % of revenue	50.0%	50.2%	50.7%	51.0%

Cost of services was $92.3 million for the three months ended June 30, 2024, compared to $93.0 million for the three months ended June 30, 2023. Cost of services for the three months ended June 30, 2024 decreased by $0.6 million, or 0.7%, compared to the three months ended June 30, 2023.

The decrease in cost of services was primarily due to a $0.6 million decrease in variable third-party data expenses as a result of decreased revenue volumes, variation in customer ordering mix, and increased automation.

Cost of services as a percentage of revenues was 50.0% for the three months ended June 30, 2024, compared to 50.2% for the three months ended June 30, 2023. The cost of services percentage of revenues for the second quarter of 2024 was impacted by cost savings from the Company’s continued implementation of automation and other process efficiencies. These decreases were partially offset by slight increases in certain third-party data costs.

Cost of services was $179.5 million for the six months ended June 30, 2024, compared to $184.1 million for the six months ended June 30, 2023. Cost of services for the six months ended June 30, 2024 decreased by $4.5 million, or 2.5%, compared to the six months ended June 30, 2023.

The decrease in cost of services was primarily due to:

•
a $3.0 million decrease in variable third-party data expenses as a result of decreased revenue volumes, variation in customer ordering mix, and increased automation; and
•
a $1.3 million decrease in personnel expenses in our operations and customer care functions as a result of productivity efficiencies from the implementation of additional automation programs.

Cost of services as a percentage of revenues was 50.7% for the six months ended June 30, 2024, compared to 51.0% for the six months ended June 30, 2023. The cost of services percentage of revenues for the six months ended June 30, 2024 was impacted by cost savings from the Company’s continued implementation of automation and other process efficiencies. These decreases were partially offset by slight increases in certain third-party data costs.

Product and Technology Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Product and technology expense	$13,677	$12,643	$26,143	$25,267

Product and technology expense was $13.7 million for the three months ended June 30, 2024, compared to $12.6 million for the three months ended June 30, 2023. Product and technology expense for the three months ended June 30, 2024 increased by $1.0 million, or 8.2%, compared to the three months ended June 30, 2023.

Product and technology expense increased primarily due to a $1.0 million increase in personnel expenses as a result of increased share-based compensation expense and additional investments. Product and technology expense was incrementally impacted by increases in professional service fees that were partially offset by savings in software license fees.

Product and technology expense was $26.1 million for the six months ended June 30, 2024, compared to $25.3 million for the six months ended June 30, 2023. Product and technology expense for the six months ended June 30, 2024 increased by $0.9 million, or 3.5%, compared to the six months ended June 30, 2023.

Product and technology expense increased primarily due to a $2.1 million increase in personnel expenses as a result of increased share-based compensation expense and additional investments. Product and technology expense was incrementally impacted by increases in professional service fees that were partially offset by savings in software license fees.

Selling, General, and Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Selling, general, and administrative expense	$38,640	$29,982	$79,302	$58,664

Selling, general, and administrative expense was $38.6 million for the three months ended June 30, 2024, compared to $30.0 million for the three months ended June 30, 2023. Selling, general, and administrative expense for the three months ended June 30, 2024 increased by $8.7 million, or 28.9%, compared to the three months ended June 30, 2023.

Selling, general, and administrative expense increased primarily due to:

•
a $9.2 million increase in professional service and legal fees incurred related to the Company’s pending acquisition of Sterling; and
•
a $1.2 million increase in share-based compensation expense primarily as a result of a modification to the vesting terms of outstanding unvested and unearned performance-based equity awards in May 2023 and incremental awards granted.

The increase in selling, general, and administrative expense was partially offset by:

•
a $1.3 million decrease in personnel expenses due to certain cost savings actions taken by the Company primarily in the second half of 2023; and
•
a $0.8 million decrease in expenses related to the impairment of certain operating lease assets resulting from office space exited in 2023 that did not reoccur in 2024.

Selling, general, and administrative expense was $79.3 million for the six months ended June 30, 2024, compared to $58.7 million for the six months ended June 30, 2023. Selling, general, and administrative expense for the six months ended June 30, 2024 increased by $20.6 million, or 35.2%, compared to the six months ended June 30, 2023.

Selling, general, and administrative expense increased primarily due to:

•
a $20.3 million increase in professional service and legal fees incurred related to the Company’s pending acquisition of Sterling;
•
a $3.6 million increase in share-based compensation expense primarily as a result of a modification to the vesting terms of outstanding unvested and unearned performance-based equity awards in May 2023 and incremental awards granted; and
•
a $1.3 million increase in expenses related to litigation in the ordinary course of business.

The increase in selling, general, and administrative expense was partially offset by:

•
a $2.6 million decrease in personnel expenses due to certain cost savings actions taken by the Company primarily in the second half of 2023; and
•
a $1.9 million decrease in expenses related to the impairment of certain operating lease assets resulting from office space exited in 2023 that did not reoccur in 2024.

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Depreciation and amortization	$29,978	$32,056	$59,800	$63,922

Depreciation and amortization was $30.0 million for the three months ended June 30, 2024, compared to $32.1 million for the three months ended June 30, 2023. Depreciation and amortization for the three months ended June 30, 2024 decreased by $2.1 million, or 6.5%, compared to the three months ended June 30, 2023. This decrease was partially offset by increases in depreciation related to assets placed in service during the three months ended June 30, 2024.

Depreciation and amortization was $59.8 million for the six months ended June 30, 2024, compared to $63.9 million for the six months ended June 30, 2023. Depreciation and amortization for the six months ended June 30, 2024 decreased by $4.1 million, or 6.4%, compared to the six months ended June 30, 2023. This decrease was partially offset by increases in depreciation related to assets placed in service during the six months ended June 30, 2024.

Interest Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Interest expense, net	$7,353	$3,887	$10,923	$12,568

Interest expense, net was $7.4 million for the three months ended June 30, 2024, compared to $3.9 million for the three months ended June 30, 2023. Interest expense, net for the three months ended June 30, 2024 increased by $3.5 million or 89.2%, compared to the three months ended June 30, 2023.

The increase in interest expense, net was primarily attributable to higher interest expense on the First Lien Credit Facility as a result of increasing interest rates and lower interest income earned on cash held within interest bearing accounts as a result of lower cash on hand. Interest expense, net for the three months ended June 30, 2024 was further impacted by $2.1 million of unrealized gains on the Company’s interest rate swaps.

Interest expense, net was $10.9 million for the six months ended June 30, 2024, compared to $12.6 million for the six months ended June 30, 2023. Interest expense for the six months ended June 30, 2024 decreased by $1.6 million or 13.1% compared to the six months ended June 30, 2023.

Interest expense, net for the six months ended June 30, 2024 was impacted by $9.2 million of unrealized gains on the Company’s interest rate swaps. This decrease was offset by higher interest expense on the First Lien Credit Facility as a result of increasing interest rates and lower interest income earned on cash held within interest bearing accounts as a result of lower cash on hand.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Provision (benefit) for income taxes	$689	$3,968	$(699)	$4,649

Our provision for income taxes was $0.7 million for the three months ended June 30, 2024, compared to $4.0 million for the three months ended June 30, 2023. Our provision for income taxes for the three months ended June 30, 2024 decreased by $3.3 million, compared to the three months ended June 30, 2023.

The decrease in our provision for income taxes was primarily due to the decrease of income before income taxes during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Our (benefit) provision for income taxes was $(0.7) million for the six months ended June 30, 2024, compared to $4.6 million for the six months ended June 30, 2023. Our provision for income taxes for the six months ended June 30, 2024 decreased by $5.3 million, compared to the six months ended June 30, 2023.

The decrease in our provision for income taxes was primarily due to the decrease of income before income taxes during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Net Income (Loss) and Net Income (Loss) Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Net income (loss)	$1,861	$9,782	$(1,047)	$11,707
Net income (loss) margin	1.0%	5.3%	(0.3)%	3.2%

Net income was $1.9 million for the three months ended June 30, 2024, compared to $9.8 million for the three months ended June 30, 2023. Net income for the three months ended June 30, 2024 decreased by $7.9 million compared to the three months ended June 30, 2023.

Net income margin was 1.0% for the three months ended June 30, 2024, compared to 5.3% for the three months ended June 30, 2024, as increases in selling, general, and administrative expenses, as a result of the Company’s pending acquisition of Sterling and reduced demand from customers more impacted by macroeconomic events, contributed to lower profitability.

Net (loss) income was $(1.0) million for the six months ended June 30, 2024, compared to $11.7 million for the six months ended June 30, 2023. Net income for the six months ended June 30, 2024 decreased by $12.8 million compared to the six months ended June 30, 2023.

Net (loss) income margin was (0.3)% for the six months ended June 30, 2024 compared to 3.2% for the six months ended June 30, 2023, as increases in selling, general, and administrative expenses, as a result of the Company’s pending acquisition of Sterling and reduced demand from customers more impacted by macroeconomic events, contributed to lower profitability, particularly as the Company cycled over the growth experienced in 2023 due to the post-pandemic recovery.

Key Operating and Financial Metrics

In addition to our results determined in accordance with GAAP, we believe certain measures are useful in evaluating our operating performance. Management believes these non-GAAP measures are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate, and capital investments. Management uses Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Adjusted Diluted Earnings Per Share to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation, and to compare our performance against that of peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Management believes that Adjusted EBITDA is a strong indicator of our overall operating performance and is useful to management and investors as a measure of comparative operating performance from period to period. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation, and amortization, and as further adjusted for loss on extinguishment of debt, share-based compensation, transaction and acquisition-related charges, integration and restructuring charges, and other non-cash charges. We exclude the impact of share-based compensation because it is a non-cash expense and we believe that excluding this item provides meaningful supplemental information regarding performance and ongoing cash generation potential. We exclude loss on extinguishment of debt, transaction and acquisition related charges, integration and restructuring charges, and other charges because such expenses are episodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis.

Adjusted EBITDA was $55.8 million for the three months ended June 30, 2024 and represented an Adjusted EBITDA Margin of 30.2%. Adjusted EBITDA was $56.0 million for the three months ended June 30, 2023 and represented an Adjusted EBITDA Margin of 30.2%. Adjusted EBITDA for the three months ended June 30, 2024 decreased by $0.2 million, or 0.4%, compared to the three months ended June 30, 2023.

Adjusted EBITDA was $102.3 million for the six months ended June 30, 2024 and represented an Adjusted EBITDA Margin of 28.9%. Adjusted EBITDA was $104.5 million for the six months ended June 30, 2023 and represented an Adjusted EBITDA Margin of 29.0%. Adjusted EBITDA for the six months ended June 30, 2024 decreased by $2.2 million, or 2.1%, compared to the six months ended June 30, 2023.

Adjusted EBITDA declined during the six months ended June 30, 2024, as macroeconomic events impacted our revenues attributed to existing customers. These decreases were partially offset by increased revenues from certain existing and new customers, including ongoing strength in upselling and cross-selling, cost structure benefits due to increased automation, operational efficiencies, and certain other cost savings actions taken by the Company.

The following table presents a reconciliation of Adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$1,861	$9,782	$(1,047)	$11,707
Interest expense, net	7,353	3,887	10,923	12,568
Provision (benefit) for income taxes	689	3,968	(699)	4,649
Depreciation and amortization	29,978	32,056	59,800	63,922
Share-based compensation(a)	5,048	3,601	9,799	5,659
Transaction and acquisition-related charges(b)	9,873	1,190	21,865	2,261
Integration, restructuring, and other charges(c)	959	1,487	1,678	3,765
Adjusted EBITDA	$55,761	$55,971	$102,319	$104,531
(a)
Share-based compensation for the three and six months ended June 30, 2024, includes approximately $2.5 million and $5.1 million, respectively, of incrementally recognized expense associated with the May 2023 vesting modification. Share-based compensation for the three and six months ended June 30, 2023, includes approximately $1.5 million of incrementally recognized expense. See Note 10 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
(b)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three and six months ended June 30, 2024 include approximately $9.2 million and $20.3 million of expense, respectively, associated with the pending acquisition of Sterling, primarily consisting of legal, regulatory, and diligence professional service fees. The three and six months ended June 30, 2024 and 2023 also include insurance costs incurred related to the initial public offering.
(c)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, (gains) losses on the sale of assets, and other non-recurring items.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenues. The following table presents the calculation of Adjusted EBITDA Margin for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Adjusted EBITDA	$55,761	$55,971	$102,319	$104,531
Revenues	184,546	185,315	353,962	360,835
Adjusted EBITDA Margin	30.2%	30.2%	28.9%	29.0%

The following table presents a calculation of Adjusted EBITDA by segment for the periods presented. See Note 15, “Reportable Segments” to the condensed consolidated financial statements for a reconciliation of Adjusted EBITDA for the periods presented by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Adjusted EBITDA(1)
Americas	$51,594	$52,324	$95,263	$96,980
International	4,167	3,647	7,056	7,551
Adjusted EBITDA	$55,761	$55,971	$102,319	$104,531

Revenues
Americas	$162,378	$162,682	$311,505	$314,738
International	24,187	24,113	46,210	48,961
Less: intersegment eliminations	(2,019)	(1,480)	(3,753)	(2,864)
Total revenues	$184,546	$185,315	$353,962	$360,835

Adjusted EBITDA Margin
Americas	31.8%	32.2%	30.6%	30.8%
International	17.2%	15.1%	15.3%	15.4%
Adjusted EBITDA Margin	30.2%	30.2%	28.9%	29.0%
(1)
See the reconciliation of net income (loss) to Adjusted EBITDA above. Segment Adjusted EBITDA margins are calculated using segment gross revenues and segment Adjusted EBITDA. Consolidated Adjusted EBITDA margin is calculated using consolidated revenues and consolidated Adjusted EBITDA.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Similar to Adjusted EBITDA, management believes that Adjusted Net Income and Adjusted Diluted Earnings Per Share are strong indicators of our overall operating performance and are useful to our management and investors as measures of comparative operating performance from period to period. We define Adjusted Net Income for a particular period as net income (loss) before taxes adjusted for debt-related costs, acquisition-related depreciation and amortization, share-based compensation, transaction and acquisition related charges, integration and restructuring charges, and other non-cash charges, to which we then apply the related effective tax rate. We define Adjusted Diluted Earnings Per Share as Adjusted Net Income divided by adjusted weighted average number of shares outstanding—diluted.

Adjusted Net Income was $30.8 million for the three months ended June 30, 2024, compared to $34.8 million for the three months ended June 30, 2023. Adjusted Net Income for the three months ended June 30, 2024 decreased by $4.1 million, or 11.7% compared to the three months ended June 30, 2023.

Adjusted Diluted Earnings Per Share was $0.21 for the three months ended June 30, 2024, compared to $0.24 for the three months ended June 30, 2023. Adjusted Diluted Earnings Per Share for the three months ended June 30, 2024 decreased by $0.03, or 12.5% compared to the three months ended June 30, 2023.

Adjusted Net Income was $55.5 million for the six months ended June 30, 2024, compared to $63.2 million for the six months ended June 30, 2023. Adjusted Net Income for the six months ended June 30, 2024 decreased by $7.7 million, or 12.1%, compared to the six months ended June 30, 2023.

Adjusted Diluted Earnings Per Share was $0.38 for the six months ended June 30, 2024, compared to $0.43 for the six months ended June 30, 2023. Adjusted Diluted Earnings Per Share for the six months ended June 30, 2024 decreased by $0.05, or 11.6% compared to the six months ended June 30, 2023.

Adjusted Net Income and Adjusted Diluted Earnings Per Share declined during the six months ended June 30, 2024 as reduced demand from customers more impacted by macroeconomic events contributed to lower revenues and profitability. Adjusted Net Income and Adjusted Diluted Earnings Per Share were further impacted by changes in acquisition-related depreciation and amortization and changes in our capital structure that are captured in interest expense. Gains or losses and actual cash payments and receipts on the Company’s interest rate swaps impact the comparability of Adjusted Net Income and Adjusted Diluted Earnings Per Share across historical periods. Adjusted Diluted Earnings Per Share is further impacted by shares repurchased under the Company’s Repurchase Program.

The following table presents a reconciliation of Adjusted Net Income for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$1,861	$9,782	$(1,047)	$11,707
Provision (benefit) for income taxes	689	3,968	(699)	4,649
Income (loss) before provision for income taxes	2,550	13,750	(1,746)	16,356
Debt-related charges(a)	(262)	33	(3,276)	4,501
Acquisition-related depreciation and amortization(b)	22,616	25,470	45,241	50,955
Share-based compensation(c)	5,048	3,601	9,799	5,659
Transaction and acquisition-related charges(d)	9,873	1,190	21,865	2,261
Integration, restructuring, and other charges(e)	959	1,487	1,678	3,765
Adjusted Net Income before income tax effect	40,784	45,531	73,561	83,497
Less: Adjusted income taxes(f)	10,031	10,705	18,022	20,307
Adjusted Net Income	$30,753	$34,826	$55,539	$63,190

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Diluted net income (loss) per share (GAAP)	$0.01	$0.07	$(0.01)	$0.08
Adjusted Net Income adjustments per share
Provision (benefit) for income taxes	0.00	0.03	(0.00)	0.03
Debt-related charges(a)	(0.00)	0.00	(0.02)	0.03
Acquisition-related depreciation and amortization(b)	0.16	0.18	0.31	0.35
Share-based compensation(c)	0.03	0.02	0.07	0.04
Transaction and acquisition-related charges(d)	0.07	0.01	0.15	0.02
Integration, restructuring, and other charges(e)	0.01	0.01	0.01	0.03
Adjusted income taxes(f)	(0.07)	(0.07)	(0.12)	(0.14)
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.21	$0.24	$0.38	$0.43

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP)	145,856,112	145,338,920	143,727,612	146,894,790
Options and restricted stock not included in weighted average number of shares outstanding—diluted (GAAP) (using treasury stock method)	—	—	2,105,134	—
Adjusted weighted average number of shares outstanding—diluted (Non-GAAP)	145,856,112	145,338,920	145,832,746	146,894,790
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
(c)
Share-based compensation for the three and six months ended June 30, 2024, includes approximately $2.5 million and $5.1 million, respectively, of incrementally recognized expense associated with the May 2023 vesting modification. Share-based compensation for the three and six months ended June 30, 2023, includes approximately $1.5 million of incrementally recognized expense. See Note 10 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
(d)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three and six months ended June 30, 2024 include approximately $9.2 million and $20.3 million of expense, respectively, associated with the pending acquisition of Sterling, primarily consisting of legal, regulatory, and diligence professional service fees. The three and six months ended June 30, 2024 and 2023 also include insurance costs incurred related to the initial public offering.
(e)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, (gains) losses on the sale of assets, and other non-recurring items.
(f)
Effective tax rates of approximately 24.6% and 24.5% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three and six months ended June 30, 2024, respectively. Effective tax rates of approximately 23.5% and 24.3% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three and six months ended June 30, 2023, respectively.

Liquidity and Capital Resources

Liquidity

The Company’s primary liquidity requirements are for working capital, continued investments in software development and other capital expenditures, and other strategic investments, including the Acquisition. In 2023, the Company fully utilized its remaining U.S. Federal income tax net operating loss carryforwards. As a result, income taxes are and will be a material use of funds, depending on our future profitability, and future tax rates. The Company’s liquidity needs are met primarily through existing balance sheet cash, cash flows from operations, as well as funds available under our revolving credit facility and proceeds from our term loan borrowings, including incremental term loan borrowings expected to be incurred to fund the Acquisition pursuant to commitment letters entered into with certain financial institutions. Our cash flows from operations include cash received from customers, less cash costs to provide services to our customers, which includes general and administrative costs and interest payments.

As of June 30, 2024, we had $269.6 million in cash and cash equivalents and $100.0 million available under our revolving credit facility. As of June 30, 2024, we had $564.7 million of total debt outstanding. We believe our cash on hand, together with amounts available under our revolving credit facility, and cash provided by operating activities are and will continue to be adequate to meet our operational and business needs in the next twelve months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors that may be beyond our control, including those described under our “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

On November 8, 2022, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $150.0 million and extended the program through December 31, 2023. On February 28, 2023, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $200.0 million. On September 14, 2023, the Company announced that its Board of Directors approved a one-year extension of its share repurchase authorization, extending the previously authorized $200.0 million program through December 31, 2024. Through August 2, 2024, the Company repurchased approximately $119.5 million of shares under the Repurchase Program. In connection with the execution of the Merger Agreement, the Company suspended purchases under its Repurchase Program.

Dividends

On August 8, 2023, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share to stockholders of record at the close of business on August 21, 2023. Since August 31, 2023 through June 30, 2024, the Company has paid an aggregate cash dividend of $217.9 million with cash from the balance sheet.

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

In connection with its IPO, the Company entered into an amendment to increase the borrowing capacity under the Revolver from $75.0 million to $100.0 million and extend the maturity date from January 31, 2025 to July 31, 2026.

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

Cash Flow Analysis

Comparison of Cash Flows for the six months ended June 30, 2024 compared to the six months ended June 30, 2023

The following table is a summary of our cash flow activity for the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$70,372	$71,722
Net cash used in investing activities	(13,812)	(13,318)
Net cash provided by (used in) financing activities	213	(50,984)

Cash Flows from Operating Activities

Net cash provided by operating activities was $70.4 million for the six months ended June 30, 2024, compared to $71.7 million for the six months ended June 30, 2023. Net cash provided by operating activities for the six months ended June 30, 2024 decreased by $1.4 million compared to the six months ended June 30, 2023. Cash flows from operating activities were impacted by the payment of professional service and legal fees related to the Company’s pending acquisition of Sterling and the continuation of more modest hiring activity from our customers resulting from the current hiring environment. This was offset in part by lower accounts receivable driven by increased cash collections from customers.

Cash Flows from Investing Activities

Net cash used in investing activities was $13.8 million for the six months ended June 30, 2024, compared to $13.3 million for the six months ended June 30, 2023. Net cash used in investing activities for the six months ended June 30, 2024 increased by $0.5 million compared to the six months ended June 30, 2023. Increases in cash flows used in investing activities for the six months ended June 30, 2024 were driven primarily by capitalized software development costs, which increased in 2024 as the Company continued to make incremental investments in its technology platform.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $0.2 million for the six months ended June 30, 2024, compared to $(51.0) million for the six months ended June 30, 2023. Net cash provided by financing activities for the six months ended June 30, 2024 was driven by cash inflows related to share-based compensation activity. These inflows were offset by cash outflows related to payments on the deferred purchase of a software platform and dividends paid on vested RSUs as a result of the Company’s August 2023 one-time special dividend. Net cash used in financing activities for six months ended June 30, 2023 was impacted by shares repurchased under the Company’s Repurchase Program. During the six months ended June 30, 2023, 3,895,737 shares were repurchased under the program at a total cost of $52.3 million.

Recently Issued Accounting Standards

See Note 2 to the condensed consolidated financial statements for disclosure of the impact that recent accounting pronouncements may have on the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

During the three and six months ended June 30, 2024, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2024, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 1A. Risk Factors.

As of June 30, 2024, no material changes had occurred in our risk factors, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following information relates to the Company’s purchase of its common stock during each month within the second quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2024 through April 30, 2024	—	$—	—	$80,478,639
May 1, 2024 through May 31, 2024	—	$—	—	$80,478,639
June 1, 2024 through June 30, 2024	—	$—	—	$80,478,639
Total	—	$—	—	$80,478,639
(1)
Average price paid per share for shares purchased as part of our Repurchase Program (includes brokerage commissions).
(2)
On August 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock over the 12-month period ending August 2, 2023. On November 8, 2022, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $150.0 million and extended the program through December 31, 2023. On February 28, 2023, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $200.0 million. On September 14, 2023, the Company announced that its Board of Directors approved a one-year extension of its share repurchase authorization, extending the previously authorized $200.0 million program through December 31, 2024. Through August 2, 2024, the Company repurchased approximately $119.5 million of shares under the Repurchase Program.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K), except as described in the table below.

Trading Arrangement
Director/Officer Name	Title	Date of Adoption/Termination	Rule 10b5-1(1)	Non-Rule 10b5-1	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(2)	Aggregate Number of Securities to Be Purchased or Sold
James L. Clark	Director	Adopted June 11, 2024	X		June 9, 2025	Sale of up to 4,482 shares of common stock in one transaction
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

2.2

Waiver of Brazil Antitrust Filing Obligation and Closing Condition, dated as of March 25, 2024, related to the Agreement and Plan of Merger, dated as of February 28, 2024, by and among First Advantage Corporation, Sterling Check Corp. and Starter Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.2 of First Advantage’s Form 10-Q filed on May 9, 2024).

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

FIRST ADVANTAGE CORPORATION

Date: August 8, 2024	By:	/s/ Scott Staples
Scott Staples
Chief Executive Officer (principal executive officer)

Date: August 8, 2024	By:	/s/ David L. Gamsey
David L. Gamsey
Executive Vice President & Chief Financial Officer (principal financial officer)