Form 10-Q
period 2024-09-30
FIRST ADVANTAGE CORP
filed 2024-11-12
CIK 1210677

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 172,652,487 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

First Advantage Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$307,392	$213,774
Restricted cash	88	138
Accounts receivable (net of allowance for doubtful accounts of $1,284 and $1,036 at September 30, 2024 and December 31, 2023, respectively)	143,020	142,690
Prepaid expenses and other current assets	13,667	13,426
Income tax receivable	2,808	3,710
Total current assets	466,975	373,738
Property and equipment, net	55,403	79,441
Goodwill	822,277	820,654
Trade names, net	60,990	66,229
Customer lists, net	238,821	275,528
Other intangible assets, net	1,898	2,257
Deferred tax asset, net	3,172	2,786
Other assets	7,598	10,021
TOTAL ASSETS	$1,657,134	$1,630,654
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$71,108	$47,024
Accrued compensation	18,687	16,379
Accrued liabilities	22,962	16,162
Current portion of operating lease liability	2,566	3,354
Income tax payable	3,534	264
Deferred revenues	2,495	1,856
Total current liabilities	121,352	85,039
Long-term debt (net of deferred financing costs of $4,880 and $6,268 at September 30, 2024 and December 31, 2023, respectively)	559,844	558,456
Deferred tax liability, net	48,181	71,274
Operating lease liability, less current portion	4,340	5,931
Other liabilities	2,703	3,221
Total liabilities	736,420	723,921
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 145,558,948 and 145,074,802 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	146	145
Additional paid-in-capital	998,707	977,290
Accumulated deficit	(59,442)	(49,545)
Accumulated other comprehensive loss	(18,697)	(21,157)
Total equity	920,714	906,733
TOTAL LIABILITIES AND EQUITY	$1,657,134	$1,630,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
REVENUES	$199,119	$200,364	$553,081	$561,199

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization below)	100,879	101,410	280,419	285,468
Product and technology expense	12,909	13,107	39,052	38,374
Selling, general, and administrative expense	46,050	30,217	125,352	88,881
Depreciation and amortization	30,168	32,419	89,968	96,341
Total operating expenses	190,006	177,153	534,791	509,064
INCOME FROM OPERATIONS	9,113	23,211	18,290	52,135

OTHER EXPENSE, NET:
Interest expense, net	17,191	7,557	28,114	20,125
Total other expense, net	17,191	7,557	28,114	20,125
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(8,078)	15,654	(9,824)	32,010
Provision for income taxes	782	4,881	83	9,530
NET (LOSS) INCOME	$(8,860)	$10,773	$(9,907)	$22,480

Foreign currency translation income (loss)	5,531	(1,610)	2,460	(523)
COMPREHENSIVE (LOSS) INCOME	$(3,329)	$9,163	$(7,447)	$21,957

NET (LOSS) INCOME	$(8,860)	$10,773	$(9,907)	$22,480
Basic net (loss) income per share	$(0.06)	$0.08	$(0.07)	$0.16
Diluted net (loss) income per share	$(0.06)	$0.07	$(0.07)	$0.15
Weighted average number of shares outstanding - basic	144,096,312	143,231,707	143,851,357	144,392,463
Weighted average number of shares outstanding - diluted	144,096,312	144,733,357	143,851,357	146,392,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(9,907)	$22,480
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	89,968	96,341
Amortization of deferred financing costs	1,388	1,362
Bad debt expense	92	134
Deferred taxes	(23,115)	(8,723)
Share-based compensation	19,303	10,449
Loss on foreign currency exchange rates	—	26
(Gain) loss on disposal of fixed assets and impairment of ROU assets	(272)	1,724
Change in fair value of interest rate swaps	(1,006)	(2,201)
Changes in operating assets and liabilities:
Accounts receivable	(151)	(12,162)
Prepaid expenses and other assets	1,184	8,661
Accounts payable	23,115	531
Accrued compensation and accrued liabilities	9,917	(8,389)
Deferred revenues	591	87
Operating lease liabilities	(722)	(1,134)
Other liabilities	(673)	(198)
Income taxes receivable and payable, net	4,150	(2,908)
Net cash provided by operating activities	113,862	106,080
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs	(20,384)	(18,781)
Purchases of property and equipment	(1,386)	(1,798)
Other investing activities	29	(231)
Acquisitions of businesses, net of cash acquired	25	(41,122)
Net cash used in investing activities	(21,716)	(61,932)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock under share-based compensation plans	5,862	4,089
Net settlement of share-based compensation plan awards	(3,790)	(254)
Payments on deferred purchase agreements	(703)	(703)
Cash dividends paid	(211)	(217,683)
Payments on finance lease obligations	(3)	(97)
Share repurchases	—	(55,917)
Net cash provided by (used in) financing activities	1,155	(270,565)
Effect of exchange rate on cash, cash equivalents, and restricted cash	267	(372)
Increase (decrease) in cash, cash equivalents, and restricted cash	93,568	(226,789)
Cash, cash equivalents, and restricted cash at beginning of period	213,912	391,796
Cash, cash equivalents, and restricted cash at end of period	$307,480	$165,007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$19,168	$21,006
Cash paid for interest	$36,174	$33,787
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on account	$926	$25
Non-cash property and equipment additions	$540	$—
Excise taxes on share repurchases incurred but not paid	$(10)	$558
Dividends declared but not paid	$—	$701

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – December 31, 2023	$145	$977,290	$(49,545)	$(21,157)	$906,733
Share-based compensation	—	4,751	—	—	4,751
Forfeitures of previously declared cash dividends	—	6	—	—	6
Proceeds from issuance of common stock under share-based compensation plans	0	976	—	—	976
Common stock withheld for tax obligations on restricted stock unit and option settlement	(0)	(41)	—	—	(41)
Foreign currency translation	—	—	—	(1,773)	(1,773)
Net loss	—	—	(2,908)	—	(2,908)
BALANCE – March 31, 2024	$145	$982,982	$(52,453)	$(22,930)	$907,744
Share-based compensation	—	5,048	—	—	5,048
Forfeitures of previously declared cash dividends	—	5	—	—	5
Proceeds from issuance of common stock under share-based compensation plans	0	221	—	—	221
Common stock withheld for tax obligations on restricted stock unit and option settlement	(0)	(270)	—	—	(270)
Foreign currency translation	—	—	—	(1,298)	(1,298)
Net income	—	—	1,861	—	1,861
BALANCE – June 30, 2024	$145	$987,986	$(50,592)	$(24,228)	$913,311
Share-based compensation	—	9,504	—	—	9,504
Excise tax on repurchase of common stock			10		10
Forfeitures of previously declared cash dividends	—	31	—	—	31
Proceeds from issuance of common stock under share-based compensation plans	1	4,665	—	—	4,666
Common stock withheld for tax obligations on restricted stock unit and option settlement	(0)	(3,479)	—	—	(3,479)
Foreign currency translation	—	—	—	5,531	5,531
Net loss	—	—	(8,860)	—	(8,860)
BALANCE – September 30, 2024	$146	$998,707	$(59,442)	$(18,697)	$920,714

First Advantage Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Continued)

(Unaudited)

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – December 31, 2022	$149	$1,176,163	$(27,363)	$(22,331)	$1,126,618
Share-based compensation	—	2,058	—	—	2,058
Repurchases of common stock	(2)	—	(25,515)	—	(25,517)
Proceeds from issuance of common stock under share-based compensation plans	0	1,399	—	—	1,399
Common stock withheld for tax obligations on restricted stock unit and option settlement	0	(25)	—	—	(25)
Foreign currency translation	—	—	—	869	869
Net income	—	—	1,925	—	1,925
BALANCE – March 31, 2023	$147	$1,179,595	$(50,953)	$(21,462)	$1,107,327
Share-based compensation	—	3,601	—	—	3,601
Repurchases of common stock	(2)	—	(27,337)	—	(27,339)
Proceeds from issuance of common stock under share-based compensation plans	0	705	—	—	705
Common stock withheld for tax obligations on restricted stock unit and option settlement	0	(186)	—	—	(186)
Foreign currency translation	—	—	—	218	218
Net income	—	—	9,782	—	9,782
BALANCE – June 30, 2023	$145	$1,183,715	$(68,508)	$(21,244)	$1,094,108
Share-based compensation	—	4,790	—	—	4,790
Repurchases of common stock	0	—	(3,619)	—	(3,619)
Cash dividends declared, $1.50 per share	—	(218,384)	—	—	(218,384)
Proceeds from issuance of common stock under share-based compensation plans	0	1,985	—	—	1,985
Common stock withheld for tax obligations on restricted stock unit and option settlement	0	(43)	—	—	(43)
Foreign currency translation	—	—	—	(1,610)	(1,610)
Net income	—	—	10,773	—	10,773
BALANCE – September 30, 2023	$145	$972,063	$(61,354)	$(22,854)	$888,000

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

The carrying amounts of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these financial instruments (Level 1). The fair values and carrying values of the Company’s long-term debt are disclosed in Note 6, “Long-term Debt”.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of September 30, 2024 (in thousands):

	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$—	$4,984	$—

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

Concentrations of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash is deposited with major financial institutions and, at times, such balances with each financial institution may be in excess of insured limits. The Company has not experienced, and does not anticipate, any losses with respect to its cash deposits. Accounts receivable represent credit granted to customers for services provided. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. The Company had one customer which represented approximately 15% and 13% of its consolidated revenues during the three and nine months ended September 30, 2024, respectively. The Company had one customer which represented approximately 11% of its consolidated revenues during both the three and nine months ended September 30, 2023. Additionally, the Company did not have any customers which represented 10% or more of its consolidated accounts receivable, net for any period presented.

The Company has entered into interest rate derivative agreements with a counterparty bank to reduce its exposure to interest rate volatility. The Company has determined the counterparty bank to be a high credit quality institution. The Company does not enter into financial instruments for trading or speculative purposes.

Foreign Currency — The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using average exchange rates prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated net of tax in a separate component of equity. Currency translation (loss) income included in accumulated other comprehensive loss was approximately $5.5 million and $(1.6) million for the three months ended September 30, 2024 and 2023, respectively. Currency translation (loss) income included in accumulated other comprehensive loss was approximately $2.5 million and $(0.5) million for the nine months ended September 30, 2024 and 2023, respectively.

Gains or losses resulting from foreign currency transactions are included in the accompanying condensed consolidated statements of operations and comprehensive (loss) income, except for those relating to intercompany transactions of a long-term investment nature, which are captured in a separate component of equity as accumulated other comprehensive loss. Currency transaction income (loss) included in the accompanying condensed consolidated statements of operations and comprehensive (loss) income was approximately $(0.6) million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively. Currency transaction income (loss) included in the accompanying condensed consolidated statements of operations and comprehensive (loss) income was approximately $(0.04) million and $(0.2) million for the nine months ended September 30, 2024 and 2023, respectively.

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the nine months ended September 30, 2024 that are expected to have a material impact on the condensed consolidated financial statements.

Note 3. Acquisitions

Acquisition of Sterling Check Corp.

On February 28, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among First Advantage, Sterling Check Corp., a Delaware corporation (“Sterling”), and Starter Merger Sub, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of First Advantage (“Merger Sub”).

On October 31, 2024, following the satisfaction or waiver of the applicable closing conditions, including receipt of the requisite regulatory approvals, First Advantage completed its acquisition of Sterling, pursuant to the Merger Agreement. Under the terms of the Merger Agreement, Merger Sub merged with and into Sterling, with Sterling continuing as the surviving corporation in such merger and becoming an indirect, wholly owned subsidiary of First Advantage. The Sterling stockholders received approximately $1,224.6 million in cash and 27.15 million shares of First Advantage common stock with a fair value of $507.7 million. The transaction extends First Advantage’s high-quality and cost-effective background screening, identity, and verification technology solutions for the benefit of both companies' customers across industry verticals and geographies. The cash-and-stock transaction values Sterling at approximately $2.2 billion and was financed through cash on hand and the issuance of new debt and common stock as described in Note 6, “Long-term Debt”.

Due to the limited amount of time since closing the transaction, the preliminary allocation of the purchase price is not yet complete. The initial purchase price allocation will be provided within our Annual Report on Form 10-K for fiscal year ended December 31, 2024, and we expect most of the purchase price will be allocated to goodwill and other identifiable intangible assets. The acquisition will be accounted for in accordance with ASC 805, Business Combinations and Sterling’s results of operations will be consolidated in the Company’s financial statements effective November 1, 2024. Acquisition-related costs through October 31, 2024 were approximately $48.9 million and expensed as incurred.

2023 Acquisition

On September 1, 2023, the Company acquired 100% of the equity interest of a digital identity and biometrics solutions company headquartered in New York, for $41.0 million. The acquired company operates under the trade name Infinite ID. The acquisition expanded the Company’s network and portfolio of identity solutions in the United States. The Company determined that the acquired company constitutes a business and the Company was deemed to be the acquirer under ASC 805. The Company recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of September 1, 2023. The allocation was finalized as of June 30, 2024 with an immaterial adjustment recorded related to the valuation of deferred taxes.

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

Goodwill recognized is not expected to be deductible for tax purposes. Results of operations have been included in the condensed consolidated financial statements of the Company’s Americas segment since the date of acquisition. The acquisition is not material to the Company’s financial position as of September 30, 2024 or results of operations for the three and nine months ended September 30, 2024, and therefore, pro forma operating results and other disclosures for the acquisition are not presented.

Note 4. Property and Equipment, net

Property and equipment, net as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Furniture and equipment	$27,616	$26,576
Capitalized software for internal use, acquired by business combination	232,434	232,505
Capitalized software for internal use, developed internally or otherwise purchased	107,994	86,704
Leasehold improvements	2,816	2,275
Total property and equipment	370,860	348,060
Less: accumulated depreciation and amortization	(315,457)	(268,619)
Property and equipment, net	$55,403	$79,441

Depreciation and amortization expense of property and equipment was approximately $15.9 million and $16.9 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation and amortization expense of property and equipment was approximately $47.1 million and $50.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 5. Goodwill, Trade Names, Customer Lists and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 by reportable segment were as follows (in thousands):

	Americas	International	Total
Balance – December 31, 2023	$703,797	$116,857	$820,654
Adjustments to initial purchase price allocations	(368)	—	(368)
Foreign currency translation	(114)	2,105	1,991
Balance – September 30, 2024	$703,315	$118,962	$822,277

The following summarizes the gross carrying value and accumulated amortization for the Company’s trade names, customer lists, and other intangible assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$96,505	$(35,515)	$60,990	20 years
Customer lists	521,117	(282,296)	238,821	13-14 years
Other intangible assets	2,400	(502)	1,898	5 years
Total	$620,022	$(318,313)	$301,709

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$96,321	$(30,092)	$66,229	20 years
Customer lists	520,105	(244,577)	275,528	13-14 years
Other intangible assets	2,400	(143)	2,257	5 years
Total	$618,826	$(274,812)	$344,014

Amortization expense of trade names, customer lists, and other intangible assets was approximately $14.3 million and $15.5 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense of trade names, customer lists, and other intangible assets was approximately $42.8 million and $46.3 million for the nine months ended September 30, 2024 and 2023, respectively. Trade names and customer lists are amortized on an accelerated basis based upon their estimated useful life. Other intangible assets are amortized on a straight-line or accelerated basis over their expected useful life of five years.

Note 6. Long-term Debt

The fair value of the Company’s long-term debt obligation approximated its book value as of September 30, 2024 and December 31, 2023 and consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
First Lien Credit Facility	$564,724	$564,724
Less: Deferred financing costs	(4,880)	(6,268)
Long-term debt, net	$559,844	$558,456

First Advantage Holdings, LLC, an indirect wholly-owned subsidiary of the Company, is a party to a First Lien Credit Agreement (as amended, “Credit Agreement”), which provides for a term loan of $766.6 million due January 31, 2027, carrying an interest rate of 2.75% to 3.00%, based on the first lien ratio, plus LIBOR (“First Lien Credit Facility”) and a $100.0 million revolving credit facility due July 31, 2026 (“Revolver”). Pursuant to an amendment in June 2023, the reference rate under the Credit Agreement was transitioned from LIBOR (the London Interbank Offer Rate) to SOFR (the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York), with the addition of an applicable margin. The Credit Agreement is collateralized by substantially all assets and capital stock owned by direct and indirect domestic subsidiaries and are governed by certain restrictive covenants including limitations on indebtedness, liens, and other corporate actions such as investments and acquisitions. In the event the Company’s outstanding indebtedness under the Revolver exceeds 35% of the aggregate principal amount of the revolving commitments then in effect, it is required to maintain a consolidated first lien leverage ratio no greater than 7.75 to 1.00. As of September 30, 2024, there were no outstanding borrowings under the Revolver and $564.7 million outstanding under the First Lien Credit Facility. As the Company had no outstanding amounts under the Revolver, it was not subject to the consolidated first lien leverage ratio covenant. The Company was compliant with all other covenants under the agreement as of September 30, 2024.

In connection with the acquisition of Sterling, on October 31, 2024, the Company refinanced its existing First Lien Credit Agreement and all related Sterling debt (the “2024 First Lien Credit Agreement”). The 2024 First Lien Credit Agreement provides for a term loan of $2.185 billion due October 31, 2031, carrying an interest rate of 3.00% to 3.25%, based on the first lien ratio, plus SOFR (“Amended First Lien Credit Facility”) and a $250.0 million revolving credit facility due October 31, 2029 (“Amended Revolver”). Similar to the Company’s existing debt, the 2024 First Lien Credit Agreement is collateralized by substantially all assets and capital stock owned by direct and indirect domestic subsidiaries and are governed by certain restrictive covenants including limitations on indebtedness, liens, and other corporate actions such as investments and acquisitions. In the event the Company’s outstanding indebtedness under the Amended Revolver exceeds 40% of the aggregate principal amount of the revolving commitments then in effect, it is required to maintain a consolidated first lien leverage ratio no greater than 7.75 to 1.00.

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

As of September 30, 2024, the Company had the following outstanding derivatives that were not designated as a hedge in qualifying hedging relationships:

Product	Effective Date	Maturity Date	Notional	Rate
Interest rate swap(a)	June 30, 2023	February 28, 2026	$100.0 million	4.32%
Interest rate swap	December 29, 2023	December 31, 2026	$150.0 million	3.86%
Interest rate swap	March 1, 2024	December 31, 2026	$150.0 million	3.76%
Interest rate swap	August 31, 2024	December 31, 2026	$160.0 million	3.72%

(a)
In conjunction with the June 2023 transition of the reference rate from LIBOR to SOFR, the fixed rate was reduced from 4.36% to 4.32%.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements; however, the Company has not elected to apply hedge accounting for these instruments.

The following is a summary of location and fair value of the financial positions recorded related to the derivative instruments (in thousands):

		Fair Value
Derivatives not designated as hedging instruments	Balance Sheet Location	As of September 30, 2024	As of December 31, 2023
Interest rate collars	Prepaid expenses and other current assets	$—	$1,986
Interest rate swaps	Accrued liabilities	$4,984	$1,576

The following is a summary of location and amount of gains recorded related to the derivative instruments (in thousands):

		Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Income Statement Location	2024	2023	2024	2023
Interest rate collars	Interest expense, net	$—	$109	$951	$878
Interest rate swaps	Interest expense, net	$(8,171)	$857	$55	$1,323

Note 8. Income Taxes

The Company’s income tax expense and balance sheet accounts reflect the results of the Company and its subsidiaries.

In accordance with ASC 740-270, Interim Reporting, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on an interim period. However, in certain circumstances where the Company is unable to make a reliable estimate of the annual effective tax rate, ASC 740-270 allows the actual effective tax rate for the interim period to be used. As of September 30, 2024, the Company calculated its effective rate and applied that rate to the results for the three and nine months ended September 30, 2024. The Company used this approach because it was unable to reasonably estimate its annual effective rate due to the variability of the rate as a result of small changes in forecasted income and fluctuations in annual pre-tax income and loss between quarters.

The effective income tax rate for the three and nine months ended September 30, 2024 was (9.7)% and (0.8)%, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2024 was lower than the U.S. federal statutory rate of 21% primarily due to a jurisdictional mix of earnings with the Company recording significant Sterling acquisition expenses in the U.S., nondeductible share-based compensation, and U.S. state income taxes.

The effective income tax rate for the three and nine months ended September 30, 2023 was 31.2% and 29.8%, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2023 was higher than the U.S. federal statutory rate of 21%, primarily due to nondeductible share-based compensation, the Global Intangible Low-Taxed Income (“GILTI”) inclusion, and U.S. state income taxes.

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

Contract balances are generated when the revenues recognized in a given period varies from billing. A contract asset is created when the Company performs a service for a customer and recognizes more revenues than what has been billed. The contract asset balance was $8.3 million and $4.8 million as of September 30, 2024 and December 31, 2023, respectively, and is included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

A contract liability is created when the Company transfers a good or service to a customer and recognizes less than what has been billed. The Company recognizes these contract liabilities as deferred revenues when the Company has an obligation to perform services for a customer in the future and has already received consideration from the customer. The contract liability balance was $2.5 million and $1.9 million as of September 30, 2024 and December 31, 2023, respectively, and is included in deferred revenues in the accompanying condensed consolidated balance sheets. An immaterial amount of revenues was recognized in the current period related to the beginning balance of deferred revenues.

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

Note 10. Share-based Compensation

Share-based compensation expense is recognized in cost of services, product and technology expense, and selling, general, and administrative expense, in the accompanying condensed consolidated statements of operations and comprehensive (loss) income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Share-based compensation expense
Cost of services	$414	$330	$1,181	$918
Product and technology expense	703	640	2,040	1,665
Selling, general, and administrative expense	8,387	3,820	16,082	7,866
Total share-based compensation expense	$9,504	$4,790	$19,303	$10,449

Prior to the Company’s Initial Public Offering (“IPO”), all share-based awards were issued by Fastball Holdco, L.P., the Company’s previous parent company, under individual grant agreements and the partnership agreement of such parent company (collectively, the “2020 Equity Plan”). In connection with the IPO, the Company adopted the 2021 Omnibus Incentive Plan (as amended by the First Amendment, dated as of May 10, 2023, the “2021 Equity Plan”).

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

In August 2024 and September 2024, the Company modified the equity award agreements for its Chief Financial Officer and President, Americas, respectively, as part of each executive’s retirement agreement. The modifications allowed for accelerated vesting of certain unvested equity awards that would have otherwise been forfeited at retirement and modified certain provisions of the outstanding stock option agreements. As a result of the modifications, the related awards were revalued, resulting in an incremental $4.2 million of compensation expense to be recognized in 2024.

2020 Equity Plan

Awards issued under the 2020 Equity Plan consist of options and profit interests. No awards have been issued under the plan since the Company’s IPO.

A summary of the stock option activity for the nine months ended September 30, 2024 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2023	Grants outstanding	1,915,252	$5.15
	Grants exercised	(156,107)	$5.23
	Grants cancelled/forfeited	(16,978)	$5.11
September 30, 2024	Grants outstanding	1,742,167	$5.15	5.4 Years	$25.6 million
September 30, 2024	Grants vested	726,095	$5.12	5.4 Years	$10.7 million
September 30, 2024	Grants unvested	1,016,072	$5.18

2021 Equity Plan

The 2021 Equity Plan is intended to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders. The 2021 Equity Plan provides for the grant of awards of stock options, stock appreciation rights, restricted shares, restricted stock units, and other equity-based or cash-based awards as determined by the Company’s Compensation Committee. The 2021 Equity Plan initially had a total of 17,525,000 shares of common stock reserved. The number of reserved shares automatically increases on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030, in an amount equal to the lesser of (x) 2.5% of the total number of shares of common stock outstanding on the last day of the immediately preceding calendar year and (y) a number of shares as determined by the Board of Directors. As of September 30, 2024, 19,896,715 shares were available for issuance under the 2021 Equity Plan.

Stock Options

A summary of the stock option activity for the nine months ended September 30, 2024 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2023	Grants outstanding	4,686,659	$13.61
	Grants issued	307,136	$17.55
	Grants exercised	(252,784)	$13.56
	Grants cancelled/forfeited	(94,323)	$13.87
September 30, 2024	Grants outstanding	4,646,688	$13.87	7.0 Years	$27.8 million
September 30, 2024	Grants vested	2,159,459	$13.65	6.9 Years	$13.2 million
September 30, 2024	Grants unvested	2,487,229	$14.06

The fair value for stock options granted for the nine months ended September 30, 2024 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Options
Expected stock price volatility	35.09%
Risk-free interest rate	3.88%
Expected term (in years)	6.25
Fair-value of the underlying unit	$17.55

Restricted Stock Units

A summary of the restricted stock units (“RSU”) activity for the nine months ended September 30, 2024 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2023	Nonvested RSUs	507,143	$15.10
	Granted	287,383	$16.80
	Vested	(145,241)	$14.50
	Forfeited	(56,387)	$14.78
September 30, 2024	Nonvested RSUs	592,898	$16.02

Restricted Stock

A summary of the restricted stock activity for the nine months ended September 30, 2024 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2023	Nonvested restricted stock	1,954,630	$8.50
	Vested	(586,927)	$7.73
September 30, 2024	Nonvested restricted stock	1,367,703	$10.24

As of September 30, 2024, the Company had approximately $29.4 million of unrecognized pre-tax non-cash compensation expense, comprised of approximately $8.5 million related to restricted stock, $8.1 million related to RSUs, and approximately $12.8 million related to stock options, which the Company expects to recognize over a weighted average period of 0.9 years.

2021 Employee Stock Purchase Plan

The Company adopted the ESPP, which allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation to acquire Company stock during designated offering periods. Each offering period consists of one six-month purchase period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. The Company recorded an associated expense of approximately $0.2 million for both the three months ended September 30, 2024 and 2023. The Company recorded an associated expense of approximately $0.5 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 11. Equity

Preferred Stock

As of September 30, 2024 and December 31, 2023, 250,000,000 shares of Preferred Stock were authorized, and no Preferred Stock was issued or outstanding.

Share Repurchase Program

The Company did not repurchase any shares of common stock during the nine months ended September 30, 2024. As of September 30, 2024, the remaining authorized value of shares available to be repurchased under the Repurchase Program was approximately $80.5 million. In connection with the execution of the Merger Agreement, the Company suspended purchases under its Repurchase Program.

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

For all pending matters, the Company believes it has meritorious defenses and intends to defend vigorously or otherwise seek indemnification from other parties as appropriate. However, the Company has recorded a liability of $4.3 million and $5.2 million as of September 30, 2024 and December 31, 2023, respectively, for matters that it believes a loss is both probable and estimable. This is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Note 13. Related Party Transactions

The Company had no material related party transactions for the nine months ended September 30, 2024.

Note 14. Net (Loss) Income Per Share

Basic weighted-average shares outstanding excludes nonvested restricted stock. Diluted weighted average shares outstanding is similar to basic weighted-average shares outstanding, except that the weighted-average number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common share had been issued, including the dilutive impact of nonvested restricted stock. The potentially dilutive securities outstanding during the three and nine months ended September 30, 2024, had an anti-dilutive effect and were therefore not included in the calculation of diluted net (loss) income per share. Basic and diluted net (loss) income per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic net (loss) income per share	$(0.06)	$0.08	$(0.07)	$0.16
Diluted net (loss) income per share	$(0.06)	$0.07	$(0.07)	$0.15
Numerator:
Net (loss) income (in thousands)	$(8,860)	$10,773	$(9,907)	$22,480
Denominator:
Weighted average number of shares outstanding - basic	144,096,312	143,231,707	143,851,357	144,392,463
Add stock options to purchase shares and restricted stock units	—	1,501,650	—	2,000,533
Weighted average number of shares outstanding - diluted	144,096,312	144,733,357	143,851,357	146,392,996

For the three months ended September 30, 2024 and 2023, 3,312,675 and 4,739,037 stock options and RSUs were excluded from the calculation of diluted net (loss) income per share, respectively, because their effect was anti-dilutive. For the nine months ended September 30, 2024 and 2023, 3,244,309 and 4,754,689 stock options and RSUs were excluded from the calculation of diluted net (loss) income per share, respectively, because their effect was anti-dilutive.

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

A reconciliation of Segment Adjusted EBITDA to net (loss) income for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted EBITDA
Americas	$58,637	$60,188	$153,900	$157,168
International	5,409	4,603	12,465	12,154
Total	$64,046	$64,791	$166,365	$169,322
Adjustments to reconcile to net (loss) income:
Interest expense, net	17,191	7,557	28,114	20,125
Provision for income taxes	782	4,881	83	9,530
Depreciation and amortization	30,168	32,419	89,968	96,341
Share-based compensation	9,504	4,790	19,303	10,449
Transaction and acquisition-related charges(a)	13,218	1,571	35,083	3,832
Integration, restructuring, and other charges(b)	2,043	2,800	3,721	6,565
Net (loss) income	$(8,860)	$10,773	$(9,907)	$22,480
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three and nine months ended September 30, 2024 include approximately $13.2 million and $33.5 million of expense, respectively, associated with the acquisition of Sterling, primarily consisting of legal, regulatory, and diligence professional service fees. The three and nine months ended September 30, 2024 and 2023 also include insurance costs incurred related to the initial public offering.
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

The following summarizes revenues by geographical region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Americas	$174,905	$176,046	$486,410	$490,784
International	26,624	25,805	72,834	74,766
Eliminations	(2,410)	(1,487)	(6,163)	(4,351)
Total revenues	$199,119	$200,364	$553,081	$561,199

The following table sets forth net long-lived assets by geographic area (in thousands):

	September 30, 2024	December 31, 2023
Long-lived assets, net
United States, country of domicile	$1,021,330	$1,083,318
All other countries	163,393	168,068
Total long-lived assets, net	$1,184,723	$1,251,386

Note 16. Subsequent Events

In connection with the refinancing of the First Lien Credit Facility as part of the acquisition of Sterling, the Company will record the related accounting in the fourth quarter of 2024. Additionally, in connection with the acquisition of Sterling, the Company entered into separation agreements with certain Sterling executives. The Company will incur incremental compensation expense related to separation payments and accelerated vesting of certain equity awards in the fourth quarter of 2024.

On November 4, 2024, the Company entered into an interest rate swap agreement with a notional amount of $275.0 million. The interest rate swap will hedge a portion of the floating one-month SOFR rate on the Company’s 2024 First Lien Credit Agreement with a fixed rate of 3.94%. The interest rate swap agreement is effective as of October 31, 2024 and matures on October 31, 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of First Advantage Corporation’s financial condition and results of operations is provided as a supplement to the condensed consolidated financial statements for the three and nine months ended September 30, 2024, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. All discussions and information in this Quarterly Report on Form 10-Q regarding our business and financial results relate solely to our operations prior to the acquisition of Sterling, unless otherwise indicated.

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

These forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Such risks and uncertainties include, but are not limited to, the following: the failure to realize the expected benefits of our acquisition of Sterling, negative changes in external events beyond our control, including our customers’ onboarding volumes, economic drivers which are sensitive to macroeconomic cycles, such as interest rate volatility and inflation, geopolitical unrest, uncertainty in financial markets; our operations in a highly regulated industry and the fact that we are subject to numerous and evolving laws and regulations, including with respect to personal data, data security, and artificial intelligence; inability to identify and successfully implement our growth strategies on a timely basis or at all; potential harm to our business, brand, and reputation as a result of security breaches, cyber-attacks, or the mishandling of personal data; operating in a penetrated and competitive market; our reliance on third-party data providers; due to the sensitive and privacy-driven nature of our products and solutions, we could face liability and legal or regulatory proceedings, which could be costly and time-consuming to defend and may not be fully covered by insurance; our international business exposes us to a number of risks; real or perceived errors, failures, or bugs in our products could adversely affect our business, results of operations, financial condition, and growth prospects; our ability to identify attractive targets or successfully complete such transactions; the timing, manner and volume of repurchases of common stock pursuant to our share repurchase program; failure to comply with anti-corruption laws and regulations; disruptions at our Global Operating Center and other operating centers; our contracts with our customers, which do not guarantee exclusivity or contracted volumes; disruptions, outages, or other errors with our technology and network infrastructure, including our data centers, servers, and third-party cloud and internet providers and our migration to the cloud; the continued integration of our platforms and solutions with human resource providers such as applicant tracking systems and human capital management systems as well as our relationships with such human resource providers; risks relating to public opinion, which may be magnified by incidents or adverse publicity concerning our industry or operations; our reliance on third-party vendors to carry out certain portions of our operations; our dependence on the service of our key executive and other employees, and our ability to find and retain qualified employees; our ability to obtain, maintain, protect and enforce our intellectual property and other proprietary information; our ability to maintain, protect, and enforce the confidentiality of our trade secrets; the use of open-source software in our applications; the indemnification provisions in our contracts with our customers and third-party data suppliers; seasonality in our operations from quarter to quarter; our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations; Silver Lake’s control of us and the potential conflict of its interest with ours or those of our stockholders; and changing interpretations of tax laws.

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

Overview

First Advantage is a leading global provider of employment background screening, identity, and verification solutions. Enabled by its proprietary technology, First Advantage delivers innovative services and insights that help customers mitigate risk and hire the best talent: employees, contractors, contingent workers, tenants, and drivers.

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

We generated revenues of $199.1 million for the three months ended September 30, 2024, as compared to $200.4 million for the three months ended September 30, 2023 and generated revenues of $553.1 million for the nine months ended September 30, 2024, as compared to $561.2 million for the nine months ended September 30, 2023. Approximately 87% of our revenues for the nine months ended September 30, 2024 was generated in the Americas, predominantly in the United States, while the remaining 13% was generated internationally. Other than the United States, no single country accounted for 10% or more of our total revenues for the three and nine months ended September 30, 2024. Please refer to “Results of Operations” for further details.

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

On October 31, 2024, following the satisfaction or waiver of the applicable closing conditions, including receipt of the requisite regulatory approvals, First Advantage completed its acquisition of Sterling, pursuant to the Merger Agreement. Under the terms of the Merger Agreement, Merger Sub, merged with and into Sterling, with Sterling continuing as the surviving corporation in such merger and becoming an indirect, wholly owned subsidiary of First Advantage. The Sterling stockholders received approximately $1,224.6 million in cash and 27.15 million shares of First Advantage common stock with a fair value of $507.7 million. We believe the transaction extends First Advantage’s high-quality and cost-effective background screening, identity, and verification technology solutions for the benefit of both companies' customers across industry verticals and geographies. The cash-and-stock transaction values Sterling at approximately $2.2 billion and was financed through cash on hand and the issuance of new debt and common stock. See Note 6, “Long-term Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

Current Economic Conditions

Macroeconomic factors, including inflation, interest rates, consumer spending, variability in hiring activity and job openings, and global economic and geopolitical developments, have negatively impacted significant portions of the global economy, and created volatility in the financial markets.

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
•
Selling, General, and Administrative Expense: Consists of sales, customer success, marketing, and general and administrative expenses. Sales, customer success, and marketing expenses consist primarily of employee compensation such as salaries, bonuses, sales commissions, share-based compensation, and other employee benefits for our verticalized sales and customer success teams. General and administrative expenses include travel expenses and various corporate functions including finance, human resources, legal, and other administrative roles, in addition to certain professional service fees and expenses incurred in connection with our IPO and our acquisition of Sterling. We expect our selling, general, and administrative expenses to increase in the short-term, primarily as a result of additional public company related reporting and compliance costs. Over the long-term, we expect our selling, general, and administrative expenses to decrease as a percentage of revenues as we leverage our past investments. We do not allocate depreciation and amortization to selling, general, and administrative expenses.
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

In accordance with ASC 740-270, Interim Reporting, at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on an interim period. However, in certain circumstances where the Company is unable to make a reliable estimate of the annual effective tax rate, ASC 740-270 allows the actual effective tax rate for the interim period to be used. As of September 30, 2024, the Company calculated its effective rate and applied that rate to the results for the three and nine months ended September 30, 2024. The Company used this approach because it was unable to reasonably estimate its annual effective rate due to the variability of the rate as a result of small changes in forecasted income and fluctuations in annual pre-tax income and loss between quarters.

Results of Operations

The information contained below should be read in conjunction with our accompanying historical condensed consolidated financial statements and the related notes.

Comparison of Results of Operations for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Revenues	$199,119	$200,364	$553,081	$561,199

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	100,879	101,410	280,419	285,468
Product and technology expense	12,909	13,107	39,052	38,374
Selling, general, and administrative expense	46,050	30,217	125,352	88,881
Depreciation and amortization	30,168	32,419	89,968	96,341
Total operating expenses	190,006	177,153	534,791	509,064
Income from operations	9,113	23,211	18,290	52,135

Other Expense, Net:
Interest expense, net	17,191	7,557	28,114	20,125
Total other expense, net	17,191	7,557	28,114	20,125
(Loss) income before provision for income taxes	(8,078)	15,654	(9,824)	32,010
Provision for income taxes	782	4,881	83	9,530
Net (loss) income	$(8,860)	$10,773	$(9,907)	$22,480
Net (loss) income margin	(4.4)%	5.4%	(1.8)%	4.0%

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenues
Americas	$174,905	$176,046	$486,410	$490,784
International	26,624	$25,805	72,834	$74,766
Eliminations	(2,410)	$(1,487)	(6,163)	$(4,351)
Total revenues	$199,119	$200,364	$553,081	$561,199

Revenues were $199.1 million for the three months ended September 30, 2024, compared to $200.4 million for the three months ended September 30, 2023. Revenues for the three months ended September 30, 2024 decreased by $1.2 million, or 0.6%, compared to the three months ended September 30, 2023.

The decrease in revenues was primarily due to a net decrease of $9.3 million, or 4.7%, in existing customer revenues, primarily driven by the impact of macroeconomic factors affecting the hiring industry, particularly in our Americas segment, which have resulted in reduced demand from our customers and the impact of lost accounts. These consolidated decreases were partially offset by ongoing strength in upselling and cross-selling incremental services to existing customers, contributing $14.7 million, or 7.3%, of additional revenues.

The decrease in existing customer revenues was further offset by:

•
revenues of $5.8 million, or 2.9%, from new customers, primarily attributable to our Americas segment; and
•
revenues of $2.3 million, or 1.1%, attributable to the Infinite ID acquisition in the Americas segment.

Revenues were $553.1 million for the nine months ended September 30, 2024, compared to $561.2 million for the nine months ended September 30, 2023. Revenues for the nine months ended September 30, 2024 decreased by $8.1 million, or 1.4%, compared to the nine months ended September 30, 2023.

The decrease in revenues was primarily due to a net decrease of $39.0 million, or 7.0%, in existing customer revenues, primarily driven by the impact of macroeconomic factors affecting the hiring industry which have resulted in reduced demand from our customers and the impact of lost accounts. These consolidated decreases were partially offset by ongoing strength in upselling and cross-selling to existing customers, contributing $31.0 million, or 5.5%, of additional revenues, and increased revenues from certain existing customers that were impacted by macroeconomic conditions, to a lesser extent, as compared to other existing customers.

The decrease in existing customer revenues was further offset by:

•
revenues of $22.5 million, or 4.0%, from new customers, primarily attributable to our Americas segment; and
•
revenues of $8.4 million, or 1.5%, attributable to the Infinite ID acquisition in the Americas segment.

Pricing remained relatively stable across all periods.

Cost of Services

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Cost of services	100,879	101,410	280,419	285,468
Revenues	$199,119	$200,364	$553,081	$561,199
Cost of services as a % of revenue	50.7%	50.6%	50.7%	50.9%

Cost of services was $100.9 million for the three months ended September 30, 2024, compared to $101.4 million for the three months ended September 30, 2023. Cost of services for the three months ended September 30, 2024 decreased by $0.5 million, or 0.5%, compared to the three months ended September 30, 2023. The decrease in cost of services was primarily due to a decrease in variable third-party data expenses as a result of decreased revenue volumes and increased automation.

Cost of services as a percentage of revenues was 50.7% for the three months ended September 30, 2024, compared to 50.6% for the three months ended September 30, 2023. The cost of services percentage of revenues for the third quarter of 2024 was impacted by a variation in customer ordering mix.

Cost of services was $280.4 million for the nine months ended September 30, 2024, compared to $285.5 million for the nine months ended September 30, 2023. Cost of services for the nine months ended September 30, 2024 decreased by $5.0 million, or 1.8%, compared to the nine months ended September 30, 2023.

The decrease in cost of services was primarily due to:

•
a $3.9 million decrease in variable third-party data expenses as a result of decreased revenue volumes, variation in customer ordering mix, and increased automation; and
•
a $1.7 million decrease in personnel expenses in our operations and customer care functions as a result of productivity efficiencies from the implementation of additional automation programs.

Cost of services as a percentage of revenues was 50.7% for the nine months ended September 30, 2024, compared to 50.9% for the nine months ended September 30, 2023. The cost of services percentage of revenues for the nine months ended September 30, 2024 was impacted by cost savings from the Company’s continued implementation of automation and other process and facilities efficiencies. These decreases were partially offset by slight increases in certain third-party data costs.

Product and Technology Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Product and technology expense	$12,909	$13,107	$39,052	$38,374

Product and technology expense was $12.9 million for the three months ended September 30, 2024, compared to $13.1 million for the three months ended September 30, 2023. Product and technology expense for the three months ended September 30, 2024 decreased by $0.2 million, or 1.5%, compared to the three months ended September 30, 2023.

Product and technology expense decreased primarily due to:

•
a $0.4 million decrease in software license fees; and
•
a $0.3 million decrease in professional service fees.

These decreases were partially offset by a $0.3 million increase in personnel expenses as a result of increased share-based compensation expense and additional investments made to enhance our product, solutions, and technology platform.

Product and technology expense was $39.1 million for the nine months ended September 30, 2024, compared to $38.4 million for the nine months ended September 30, 2023. Product and technology expense for the nine months ended September 30, 2024 increased by $0.7 million, or 1.8%, compared to the nine months ended September 30, 2023.

Product and technology expense increased primarily due to a $2.4 million increase in personnel expenses as a result of increased share-based compensation expense and additional investments made to enhance our product, solutions, and technology platform. The increase was partially offset by a $1.7 million decrease in software license fees.

Selling, General, and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Selling, general, and administrative expense	$46,050	$30,217	$125,352	$88,881

Selling, general, and administrative expense was $46.1 million for the three months ended September 30, 2024, compared to $30.2 million for the three months ended September 30, 2023. Selling, general, and administrative expense for the three months ended September 30, 2024 increased by $15.8 million, or 52.4%, compared to the three months ended September 30, 2023.

Selling, general, and administrative expense increased primarily due to:

•
$9.7 million of professional service, legal, and other fees incurred related to the Company’s acquisition of Sterling; and
•
a $4.6 million increase in share-based compensation expense primarily as a result of modifications made to the equity award agreements for the Company’s Chief Financial Officer and President, Americas, as part of each executive’s retirement agreement, and incremental awards granted.

The increase in selling, general, and administrative expense was partially offset by:

•
a $1.6 million decrease in personnel expenses primarily due to nonrecurring separation costs related to the Company’s 2023 cost savings actions not recurring in 2024.

Selling, general, and administrative expense was $125.4 million for the nine months ended September 30, 2024, compared to $88.9 million for the nine months ended September 30, 2023. Selling, general, and administrative expense for the nine months ended September 30, 2024 increased by $36.5 million, or 41.0%, compared to the nine months ended September 30, 2023.

Selling, general, and administrative expense increased primarily due to:

•
a $29.9 million increase in professional service and legal fees incurred related to the Company’s acquisition of Sterling;
•
a $8.2 million increase in share-based compensation expense primarily as a result of a modification to the vesting terms of outstanding unvested and unearned performance-based equity awards in May 2023 and incremental awards granted and modifications made to the equity award agreements for the Company’s Chief Financial Officer and President, Americas, as part of each executive’s retirement agreement; and
•
a $1.3 million increase in expenses related to litigation in the ordinary course of business.

The increase in selling, general, and administrative expense was partially offset by:

•
a $4.4 million decrease in personnel expenses due to certain cost savings actions taken by the Company primarily in the second half of 2023 and the nonrecurring separation costs related to these savings not recurring in 2024; and
•
a $2.1 million decrease in expenses related to the impairment of certain operating lease assets resulting from office space exited in 2023 that did not reoccur in 2024.

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Depreciation and amortization	$30,168	$32,419	$89,968	$96,341

Depreciation and amortization was $30.2 million for the three months ended September 30, 2024, compared to $32.4 million for the three months ended September 30, 2023. Depreciation and amortization for the three months ended September 30, 2024 decreased by $2.3 million, or 6.9%, compared to the three months ended September 30, 2023. This decrease was partially offset by increases in depreciation related to assets placed in service during the three months ended September 30, 2024.

Depreciation and amortization was $90.0 million for the nine months ended September 30, 2024, compared to $96.3 million for the nine months ended September 30, 2023. Depreciation and amortization for the nine months ended September 30, 2024 decreased by $6.4 million, or 6.6%, compared to the nine months ended September 30, 2023. This decrease was partially offset by increases in depreciation related to assets placed in service during the nine months ended September 30, 2024.

Interest Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Interest expense, net	$17,191	$7,557	$28,114	$20,125

Interest expense, net was $17.2 million for the three months ended September 30, 2024, compared to $7.6 million for the three months ended September 30, 2023. Interest expense, net for the three months ended September 30, 2024 increased by $9.6 million or 127.5%, compared to the three months ended September 30, 2023.

The increase in interest expense, net was primarily attributable to a $8.2 million unrealized loss on the Company’s interest rate swaps recorded in 2024 as a result of volatility in the interest rate environment. Interest expense, net for the three months ended September 30, 2024 was further impacted by lower interest income earned on cash held within interest bearing accounts as a result of lower cash on hand due to the Company’s one time, special dividend paid in August 2023.

Interest expense, net was $28.1 million for the nine months ended September 30, 2024, compared to $20.1 million for the nine months ended September 30, 2023. Interest expense for the nine months ended September 30, 2024 increased by $8.0 million or 39.7% compared to the nine months ended September 30, 2023.

The increase in interest expense, net was primarily attributable to higher interest expense on the First Lien Credit Facility as a result of increasing interest rates and lower interest income earned on cash held within interest bearing accounts as a result of lower cash on hand. Interest expense, net for the nine months ended September 30, 2024 was further impacted by $1.0 million of unrealized loss on the Company’s interest rate swaps recorded in 2024 as a result of volatility in the interest rate environment.

Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Provision for income taxes	$782	$4,881	$83	$9,530

Our provision for income taxes was $0.8 million for the three months ended September 30, 2024, compared to $4.9 million for the three months ended September 30, 2023. Our provision for income taxes for the three months ended September 30, 2024 decreased by $4.1 million, compared to the three months ended September 30, 2023.

The decrease in our provision for income taxes was primarily due to the decrease of income before income taxes during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Our provision for income taxes was $0.1 million for the nine months ended September 30, 2024, compared to $9.5 million for the nine months ended September 30, 2023. Our provision for income taxes for the nine months ended September 30, 2024 decreased by $9.4 million, compared to the nine months ended September 30, 2023.

The decrease in our provision for income taxes was primarily due to the decrease of income before income taxes during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Net (Loss) Income and Net (Loss) Income Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Net (loss) income	$(8,860)	$10,773	$(9,907)	$22,480
Net (loss) income margin	(4.4)%	5.4%	(1.8)%	4.0%

Net (loss) income was $(8.9) million for the three months ended September 30, 2024, compared to $10.8 million for the three months ended September 30, 2023. Net (loss) income for the three months ended September 30, 2024 decreased by $19.6 million compared to the three months ended September 30, 2023.

Net (loss) income margin was (4.4)% for the three months ended September 30, 2024, compared to 5.4% for the three months ended September 30, 2024, as increases in selling, general, and administrative expenses, as a result of the Company’s acquisition of Sterling and reduced demand from customers more impacted by macroeconomic events, contributed to lower profitability.

Net (loss) income was $(9.9) million for the nine months ended September 30, 2024, compared to $22.5 million for the nine months ended September 30, 2023. Net (loss) income for the nine months ended September 30, 2024 decreased by $32.4 million compared to the nine months ended September 30, 2023.

Net (loss) income margin was (1.8)% for the nine months ended September 30, 2024 compared to 4.0% for the nine months ended September 30, 2023, as increases in selling, general, and administrative expenses, as a result of the Company’s acquisition of Sterling and reduced demand from customers more impacted by macroeconomic events, contributed to lower profitability, particularly as the Company cycled over the growth experienced in 2023 due to the post-pandemic recovery.

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

Adjusted EBITDA was $64.0 million for the three months ended September 30, 2024 and represented an Adjusted EBITDA Margin of 32.2%. Adjusted EBITDA was $64.8 million for the three months ended September 30, 2023 and represented an Adjusted EBITDA Margin of 32.3%. Adjusted EBITDA for the three months ended September 30, 2024 decreased by $0.7 million, or 1.1%, compared to the three months ended September 30, 2023.

Adjusted EBITDA was $166.4 million for the nine months ended September 30, 2024 and represented an Adjusted EBITDA Margin of 30.1%. Adjusted EBITDA was $169.3 million for the nine months ended September 30, 2023 and represented an Adjusted EBITDA Margin of 30.2%. Adjusted EBITDA for the nine months ended September 30, 2024 decreased by $3.0 million, or 1.7%, compared to the nine months ended September 30, 2023.

Adjusted EBITDA declined during the nine months ended September 30, 2024, as macroeconomic events impacted our revenues attributed to existing customers. These decreases were partially offset by increased revenues from certain existing and new customers, including ongoing strength in upselling and cross-selling, cost structure benefits due to increased automation, operational efficiencies, and certain other cost savings actions taken by the Company.

The following table presents a reconciliation of Adjusted EBITDA for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net (loss) income	$(8,860)	$10,773	$(9,907)	$22,480
Interest expense, net	17,191	7,557	28,114	20,125
Provision for income taxes	782	4,881	83	9,530
Depreciation and amortization	30,168	32,419	89,968	96,341
Share-based compensation(a)	9,504	4,790	19,303	10,449
Transaction and acquisition-related charges(b)	13,218	1,571	35,083	3,832
Integration, restructuring, and other charges(c)	2,043	2,800	3,721	6,565
Adjusted EBITDA	$64,046	$64,791	$166,365	$169,322
(a)
Share-based compensation for the three and nine months ended September 30, 2024, includes approximately $6.6 million and $11.7 million, respectively, of incrementally recognized expense associated with the May 2023 vesting modification and retirements of the Company's Chief Financial Officer and President, Americas. Share-based compensation for the three and nine months ended September 30, 2023, includes approximately $2.5 million and $4.0 million, respectively, of incrementally recognized expense. See Note 10, "Share-based Compensation", to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
(b)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three and nine months ended September 30, 2024 include approximately $13.2 million and $33.5 million of expense, respectively, associated with the acquisition of Sterling, primarily consisting of legal, regulatory, and diligence professional service fees. The three and nine months ended September 30, 2024 and 2023 also include insurance costs incurred related to the initial public offering.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Adjusted EBITDA	$64,046	$64,791	$166,365	$169,322
Revenues	199,119	200,364	553,081	561,199
Adjusted EBITDA Margin	32.2%	32.3%	30.1%	30.2%

The following table presents a calculation of Adjusted EBITDA by segment for the periods presented. See Note 15, “Reportable Segments” to the condensed consolidated financial statements for a reconciliation of Adjusted EBITDA for the periods presented by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Adjusted EBITDA(1)
Americas	$58,637	$60,188	$153,900	$157,168
International	5,409	4,603	12,465	12,154
Adjusted EBITDA	$64,046	$64,791	$166,365	$169,322

Revenues
Americas	$174,905	$176,046	$486,410	$490,784
International	26,624	25,805	72,834	74,766
Less: intersegment eliminations	(2,410)	(1,487)	(6,163)	(4,351)
Total revenues	$199,119	$200,364	$553,081	$561,199

Adjusted EBITDA Margin
Americas	33.5%	34.2%	31.6%	32.0%
International	20.3%	17.8%	17.1%	16.3%
Adjusted EBITDA Margin	32.2%	32.3%	30.1%	30.2%
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

Adjusted Net Income was $38.0 million for the three months ended September 30, 2024, compared to $40.0 million for the three months ended September 30, 2023. Adjusted Net Income for the three months ended September 30, 2024 decreased by $2.0 million, or 5.1% compared to the three months ended September 30, 2023.

Adjusted Diluted Earnings Per Share was $0.26 for the three months ended September 30, 2024, compared to $0.28 for the three months ended September 30, 2023. Adjusted Diluted Earnings Per Share for the three months ended September 30, 2024 decreased by $0.02, or 7.1% compared to the three months ended September 30, 2023.

Adjusted Net Income was $93.5 million for the nine months ended September 30, 2024, compared to $103.2 million for the nine months ended September 30, 2023. Adjusted Net Income for the nine months ended September 30, 2024 decreased by $9.7 million, or 9.4%, compared to the nine months ended September 30, 2023.

Adjusted Diluted Earnings Per Share was $0.64 for the nine months ended September 30, 2024, compared to $0.71 for the nine months ended September 30, 2023. Adjusted Diluted Earnings Per Share for the nine months ended September 30, 2024 decreased by $0.07, or 9.9% compared to the nine months ended September 30, 2023.

Adjusted Net Income and Adjusted Diluted Earnings Per Share declined during the nine months ended September 30, 2024 as reduced demand from customers more impacted by macroeconomic events contributed to lower revenues and profitability. Adjusted Net Income and Adjusted Diluted Earnings Per Share were further impacted by changes in acquisition-related depreciation and amortization and changes in our capital structure that are captured in interest expense. Gains or losses and actual cash payments and receipts on the Company’s interest rate swaps impact the comparability of Adjusted Net Income and Adjusted Diluted Earnings Per Share across historical periods. Adjusted Diluted Earnings Per Share is further impacted by shares repurchased under the Company’s Repurchase Program.

The following table presents a reconciliation of Adjusted Net Income for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net (loss) income	$(8,860)	$10,773	$(9,907)	$22,480
Provision for income taxes	782	4,881	83	9,530
(Loss) income before provision for income taxes	(8,078)	15,654	(9,824)	32,010
Debt-related charges(a)	10,057	2,532	6,781	7,033
Acquisition-related depreciation and amortization(b)	22,646	25,660	67,887	76,615
Share-based compensation(c)	9,504	4,790	19,303	10,449
Transaction and acquisition-related charges(d)	13,218	1,571	35,083	3,832
Integration, restructuring, and other charges(e)	2,043	2,800	3,721	6,565
Adjusted Net Income before income tax effect	49,390	53,007	122,951	136,504
Less: Adjusted income taxes(f)	11,400	12,972	29,422	33,279
Adjusted Net Income	$37,990	$40,035	$93,529	$103,225

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Diluted net (loss) income per share (GAAP)	$(0.06)	$0.07	$(0.07)	$0.15
Adjusted Net Income adjustments per share
Provision for income taxes	0.01	0.03	0.00	0.07
Debt-related charges(a)	0.07	0.02	0.05	0.05
Acquisition-related depreciation and amortization(b)	0.15	0.18	0.46	0.52
Share-based compensation(c)	0.06	0.03	0.13	0.07
Transaction and acquisition-related charges(d)	0.09	0.01	0.24	0.03
Integration, restructuring, and other charges(e)	0.01	0.02	0.03	0.04
Adjusted income taxes(f)	(0.08)	(0.09)	(0.20)	(0.23)
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.26	$0.28	$0.64	$0.71

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP)	144,096,312	144,733,357	143,851,357	146,392,996
Options and restricted stock not included in weighted average number of shares outstanding—diluted (GAAP) (using treasury stock method)	2,492,320	—	2,318,217	—
Adjusted weighted average number of shares outstanding—diluted (Non-GAAP)	146,588,632	144,733,357	146,169,574	146,392,996
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
(c)
Share-based compensation for the three and nine months ended September 30, 2024, includes approximately $6.6 million and $11.7 million, respectively, of incrementally recognized expense associated with the May 2023 vesting modification and retirements of the Company's Chief Financial Officer and President, Americas. Share-based compensation for the three and nine months ended September 30, 2023, includes approximately $2.5 million and $4.0 million, respectively, of incrementally recognized expense. See Note 10, "Share-based Compensation", to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
(d)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three and nine months ended September 30, 2024 include approximately $13.2 million and $33.5 million of expense, respectively, associated with the acquisition of Sterling, primarily consisting of legal, regulatory, and diligence professional service fees. The three and nine months ended September 30, 2024 and 2023 also include insurance costs incurred related to the initial public offering.
(e)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, (gains) losses on the sale of assets, and other non-recurring items.
(f)
Effective tax rates of approximately 23.1% and 23.9% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three and nine months ended September 30, 2024, respectively. Effective tax rates of approximately 24.5% and 24.4% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three and nine months ended September 30, 2023, respectively.

Liquidity and Capital Resources

Liquidity

The Company’s primary liquidity requirements are for working capital, continued investments in software development and other capital expenditures, and other strategic investments, including the Acquisition. In 2023, the Company fully utilized its remaining U.S. Federal income tax net operating loss carryforwards. As a result, income taxes are and will be a material use of funds, depending on our future profitability, and future tax rates. The Company’s liquidity needs are met primarily through existing balance sheet cash, cash flows from operations, as well as funds available under our revolving credit facility and proceeds from our term loan borrowings, including incremental term loan borrowings incurred to fund the Acquisition pursuant to commitment letters entered into with certain financial institutions. Our cash flows from operations include cash received from customers, less cash costs to provide services to our customers, which includes general and administrative costs and interest payments.

As of September 30, 2024, we had $307.4 million in cash and cash equivalents and $100.0 million available under our revolving credit facility. As of September 30, 2024, we had $564.7 million of total debt outstanding. As a result of the refinancing related to the acquisition of Sterling, the Company will have $2.185 billion of total debt outstanding and $250.0 million available under our revolving credit facility. The debt balance outstanding requires 1% annual prepayments, to be made quarterly. Additionally, the Company used approximately $230 million of its cash and cash equivalents to fund the acquisition of Sterling and related expenses and expects cash and cash equivalents from Sterling after close to be approximately $55 million, resulting in a consolidated cash and cash equivalents balance after close of more than $125 million.

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

On November 8, 2022, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $150.0 million and extended the program through December 31, 2023. On February 28, 2023, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $200.0 million. On September 14, 2023, the Company announced that its Board of Directors approved a one-year extension of its share repurchase authorization, extending the previously authorized $200.0 million program through December 31, 2024. Through November 8, 2024, the Company repurchased approximately $119.5 million of shares under the Repurchase Program. In connection with the execution of the Merger Agreement, the Company suspended purchases under its Repurchase Program.

Dividends

On August 8, 2023, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share to stockholders of record at the close of business on August 21, 2023. Since August 31, 2023 through September 30, 2024, the Company has paid an aggregate cash dividend of $218.0 million with cash from the balance sheet.

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

In connection with the acquisition of Sterling, on October 31, 2024, First Advantage Holdings, LLC, a subsidiary of the Company (the “Borrower”), refinanced its existing First Lien Credit Agreement and all related Sterling debt. See Note 6, “Long-term Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

Cash Flow Analysis

Comparison of Cash Flows for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

The following table is a summary of our cash flow activity for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$113,862	$106,080
Net cash used in investing activities	(21,716)	(61,932)
Net cash provided by (used in) financing activities	1,155	(270,565)

Cash Flows from Operating Activities

Net cash provided by operating activities was $113.9 million for the nine months ended September 30, 2024, compared to $106.1 million for the nine months ended September 30, 2023. Net cash provided by operating activities for the nine months ended September 30, 2024 increased by $7.8 million compared to the nine months ended September 30, 2023. Cash flows from operating activities for the nine months ended September 30, 2024 were impacted by the timing of payments of professional service and legal fees related to the Company’s acquisition of Sterling and the continuation of more modest hiring activity from our customers resulting from the current hiring environment. This was offset in part by lower accounts receivable driven by increased cash collections from customers.

Cash Flows from Investing Activities

Net cash used in investing activities was $21.7 million for the nine months ended September 30, 2024, compared to $61.9 million for the nine months ended September 30, 2023. Net cash used in investing activities for the nine months ended September 30, 2024 decreased by $40.2 million compared to the nine months ended September 30, 2023. The decrease in cash flows used in investing activities was primarily due to the $41.1 million Infinite ID acquisition, net of cash acquired and other transaction adjustments, during the nine months ended September 30, 2023, slightly offset by increased spend on software development.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $1.2 million for the nine months ended September 30, 2024, compared to $(270.6) million for the nine months ended September 30, 2023. Net cash provided by financing activities for the nine months ended September 30, 2024 was driven by cash net inflows related to share-based compensation activity. These inflows were offset by cash outflows related to payments on the deferred purchase of a software platform and dividends paid on vested RSUs as a result of the Company’s August 2023 one-time special dividend. Net cash used in financing activities for nine months ended September 30, 2023 were impacted by the Company’s one-time special cash dividend of $1.50 per share to stockholders of record at the close of business on August 21, 2023 and shares repurchased under the Company’s Repurchase Program. An aggregate cash dividend of $217.7 million was paid on August 31, 2023. During the nine months ended September 30, 2023, the Company repurchased 4,140,519 shares for a total cost of $55.9 million. These outflows were offset partially by cash inflows related to share-based compensation activity.

Recently Issued Accounting Standards

See Note 2 to the condensed consolidated financial statements for disclosure of the impact that recent accounting pronouncements may have on the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

During the three and nine months ended September 30, 2024, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2024, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 1A. Risk Factors.

As of September 30, 2024, no material changes had occurred in our risk factors, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following information relates to the Company’s purchase of its common stock during each month within the third quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2024 through July 31, 2024	—	$—	—	$80,478,639
August 1, 2024 through August 31, 2024	—	$—	—	$80,478,639
September 1, 2024 through September 30, 2024	—	$—	—	$80,478,639
Total	—	$—	—	$80,478,639
(1)
Average price paid per share for shares purchased as part of our Repurchase Program (includes brokerage commissions).
(2)
On August 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock over the 12-month period ending August 2, 2023. On November 8, 2022, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $150.0 million and extended the program through December 31, 2023. On February 28, 2023, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $200.0 million. On September 14, 2023, the Company announced that its Board of Directors approved a one-year extension of its share repurchase authorization, extending the previously authorized $200.0 million program through December 31, 2024. Through November 8, 2024, the Company repurchased approximately $119.5 million of shares under the Repurchase Program.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K), except as described in the table below.

Trading Arrangement
Director/Officer Name	Title	Date of Adoption/Termination	Rule 10b5-1(1)	Non-Rule 10b5-1	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(2)	Aggregate Number of Securities to Be Purchased or Sold
David L. Gamsey	Chief Financial Officer(3)	Adopted August 9, 2024	X		August 8, 2025	Sale of up to 325,000 shares of common stock in multiple transactions
Joseph Jaeger	President, Americas(3)	Adopted August 12, 2024	X		November 21, 2025	Sale of up to 50,000 shares of common stock in multiple transactions
Bret T. Jardine	Chief Legal Officer & Corporate Secretary	Adopted August 16, 2024	X		August 15, 2025	Sale of up to 40,286 shares of common stock in multiple transactions
(1)
Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2)
A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.
(3)
In connection with their respective retirements, each of David L. Gamsey and Joseph Jaeger, was not an “officer” of the Company as of November 12, 2024.

Appointment of Global Chief Operating Officer

On November 11, 2024, the Company’s Board of Directors promoted Douglas Nairne to the role of Global Chief Operating Officer (principal operating officer), effective as of November 11, 2024. As Global Chief Operating Officer, Mr. Nairne will oversee all of the Company’s global operations, customer care, and customer onboarding teams.

Mr. Nairne, 58, previously served as the Company’s Chief Operations Officer – International since joining the Company in October 2021, and was responsible for First Advantage’s operations in the Asia-Pacific (APAC), India and Europe, Middle East, and Africa (EMEA) regions. Prior to joining the Company, Mr. Nairne served as the Chairman and Chief Executive Officer of Dataflow Group, a background screening company for employers recruiting high-risk, internationally mobile professionals from July 2011 to July 2018 and served in an advisory position from July 2018 to September 2021. Mr. Nairne’s past experience includes positions as an officer in the Canadian Army, a journalist for the South China Morning Post, and Chief Operating Officer of IntegraScreen. Mr. Nairne holds a B. A. from the University of Manitoba, a master’s in journalism from Hong Kong University, and a master’s in business administration from the Hong Kong University of Science and Technology and Northwestern University’s Kellogg School of Management.

In connection with the promotion of Mr. Nairne: (i) his annual base salary will increase to $500,000.00 (to be converted into HKD at the applicable exchange rate), (ii) he will be eligible to receive a discretionary annual cash bonus of up to 60% of his annual base salary, and (iii) he will receive a one-time cash bonus of $100,000.00 in connection with the Company’s acquisition of Sterling Check Corp. Additionally, on November 14, 2024, Mr. Nairne will receive a grant of equity awards, pursuant to the First Advantage 2021 Omnibus Incentive Plan (as amended) and the Company’s current forms of equity awards (substantially in the forms filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as Exhibit 10.9 (Form of Restricted Stock Unit Award Grant Notice and Agreement) and Exhibit 10.5 (Form of Standard Option Award Grant Notice and Agreement)), having a fair value equal to $1,000,000.00, comprised of 50% stock options and 50% restricted stock units, with each grant vesting annually in four equal installments from November 1, 2024. The exact number of stock options and restricted stock units subject to the awards will be determined on November 14, 2024, based on the prior twenty day average closing price of the Company’s common stock in the case of the restricted stock units and using a Black-Scholes valuation for the stock options. The per share exercise price of the stock options will be the closing price on November 14, 2024.

Mr. Nairne was not appointed pursuant to any arrangement or understanding with any other person, has no family relationships with any director or executive officer of the Company, and there are no transactions involving Mr. Nairne that would be required to be reported under Item 404(a) of Regulation S-K.

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
10.1

Retirement Agreement, dated as of August 7, 2024, between David L. Gamsey and First Advantage Corporation (incorporated herein by reference to Exhibit 10.1 of First Advantage’s Form 8-K filed on August 8, 2024).

10.2

Retirement Agreement, dated as of September 3, 2024, between Joseph Jaeger and First Advantage Corporation (incorporated herein by reference to Exhibit 10.1 of First Advantage’s Form 8-K filed on September 3, 2024).

10.3

Letter Agreement, dated as of October 31, 2024, by and among First Advantage Corporation, Broad Street Principal Investments, L.L.C., Checkers Control Partnership, L.P., Broad Street Control Advisors, L.L.C. and the other parties thereto (incorporated herein by reference to Exhibit 10.1 of First Advantage’s Form 8-K filed on October 31, 2024).

10.4

Amendment No. 4 to the First Lien Credit Agreement, among Fastball Parent, Inc., First Advantage Holdings, LLC, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent and the Issuing Banks party thereto from time to time, dated October 31, 2024 (incorporated herein by reference to Exhibit 10.2 of First Advantage’s Form 8-K filed on October 31, 2024).

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

FIRST ADVANTAGE CORPORATION

Date: November 12, 2024	By:	/s/ Scott Staples
Scott Staples
Chief Executive Officer (principal executive officer)

Date: November 12, 2024	By:	/s/ Steven Marks
Steven Marks
Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)