Form 10-K
period 2024-12-31
FIRST ADVANTAGE CORP
filed 2025-02-27
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $812,574,408 based on the last reported sales price of the common stock as reported on Nasdaq. The number of shares of Common Stock outstanding as of February 21, 2025 was 173,512,611.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 are incorporated herein by reference in Part III.

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
•
“Legacy First Advantage” refers to First Advantage Corporation and its subsidiaries, prior to the Sterling acquisition, encompassing its core business operations, established workforce, existing processes, and the technology systems in place;
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
•
Sales to government entities and higher-tier contractors to governmental customers involve unique competitive, procurement, budget, administrative and contractual risks, any of which could materially adversely impact our business, financial condition and results of operations.
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
•
Failure to realize the expected benefits of our acquisition of Sterling Check Corp. (“Sterling”), could adversely affect our business and the value of our common stock.
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
•
We are not guaranteed exclusivity or volumes in all of our contracts with our customers and our customers may experience major business changes that impact our current or future revenue streams.
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

Trademarks, Service Marks, and Trade names

We own a number of registered and common law trademarks and pending applications for trademark registrations in the United States and other countries, including, for example: First Advantage, Profile Advantage, Enterprise Advantage, Insight Advantage, Verified!, HEAL, RoadReady, Corporate Screening, and Sterling among others. Unless otherwise indicated, all trademarks, trade names, and service marks appearing in this Annual Report are proprietary to us, our affiliates, and/or licensors. This Annual Report also contains trademarks, trade names, and service marks of other companies, which are the property of their respective owners. Solely for convenience, the trademarks, trade names, and service marks referred to in this Annual Report may appear without the ® and TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, trade names, and service marks. We do not intend our use or display of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I

Item 1. Business.

Our Company

First Advantage Corporation (“First Advantage” or the “Company”) is a leading global provider of employment background screening, identity, and verification solutions. Enabled by its proprietary technology, First Advantage delivers innovative services and insights that help customers mitigate risk and hire the best talent: employees, contractors, contingent workers, tenants, and drivers.

On October 31, 2024, we completed our acquisition of Sterling Check Corp. (“Sterling”), a global provider of technology-enabled background and identity verification services. This strategic acquisition enhances our capabilities and expands our service offerings, allowing us to deliver a comprehensive hiring and risk management solution that begins with identity verification and extends through criminal background screening, credential verification, drug and health screening, and ongoing risk monitoring.

We manage one of the earliest and most important interactions between an applicant and our customer. Most applicants view their screening experience as a reflection of the hiring organization and its onboarding process. Our comprehensive product suite includes criminal background checks, drug and health screening, extended workforce screening, biometrics and identity, education and work verifications, resident screening, fleet and driver compliance, executive screening, data analytics, continuous monitoring, social media monitoring, and hiring tax incentives. We derive a substantial majority of our revenues from pre-onboarding screening and perform screens in over 200 countries and territories, enabling us to serve as a one-stop-shop provider to both multinational companies and growth companies. In 2024, as a combined company, we performed nearly 190 million screens on behalf of 80,000 customers spanning the globe and all major industry verticals, including more than two-thirds of the Fortune 100 and approximately half of the Fortune 500.

We often have multiple stakeholders within our customers, including Executive Management, Human Resources, Talent Acquisition, Compliance, Risk, Legal, Safety, and Vendor Management, who rely on our products and solutions. Our expertise and resources position us to grow market share by focusing on high-volume hiring industries and companies, increasing our share with existing customers, upselling and cross-selling new products and solutions, and winning new customers.

Our verticalized go-to-market strategy delivers highly relevant solutions for targeted industry sectors. This approach enables us to build a diversified customer portfolio and effectively serve many of the largest, most sophisticated, and fastest-growing companies in the world. We have built a powerful and efficient customer-centric sales model fueled by frequent engagement with our customers and deep subject matter expertise in industry-specific compliance and regulatory requirements, which allows us to create tailored solutions and drive consistent upsell and cross-sell opportunities. We believe the combination of our deep market expertise from our sales and support teams combined with the flexibility of our proprietary technology platforms enable us to deliver industry-relevant, highly specialized solutions to our customers in a scalable manner, driving growth and differentiating us from our competitors. This has allowed us to develop long-standing relationships and a highly trusted brand with our customers as evidenced by our industry-leading customer satisfaction scores, average 12-year tenure of our top 100 customers, and gross retention rate of approximately 96% as of December 31, 2024.

Our technology is designed to be highly configurable, scalable, and extensible. Our platform is embedded in our customers’ core enterprise workflows and interfaces with more than 100 third-party Human Capital Management (“HCM”) software platforms and Applicant Tracking Systems (“ATS”), providing us with real-time visibility and input into our customers’ human resources processes. We leverage our proprietary internal databases—which include over 900 million criminal, education, and work history records as of December 31, 2024—and an extensive and highly curated network of thousands of automated and/or integrated third-party data providers and robotic process automation (“RPA”) bots.

Our focus on innovative products and technologies has been critical to our growth. Using agile software development methodologies, we have consistently enhanced existing products and been early to market with new and innovative products, including offerings for biometrics and identity, continuous criminal monitoring, extended workforce screening, and instant oral drug testing. The integration of Sterling’s advanced identity verification solutions, including its partnership with ID.me, further strengthens our position in the market.

The acquisition of Sterling marks a significant milestone in First Advantage's growth trajectory. We plan to combine our expertise and resources to deliver unparalleled screening solutions to our customers, with a focus on remaining at the forefront of innovation in the background screening industry.

Our Market Opportunity

The importance of human capital and its associated risks to brand, reputation, safety, and compliance are ever-increasing in today’s interconnected, fast-paced world. Along with broader sustainability considerations, these issues have become priorities at the highest executive and oversight levels of our customers worldwide. Key constituents, including C-Suite executives, boards of directors, external auditors, business owners, property managers, educators, volunteer organizations, and franchisors, all face a heightened level of public scrutiny and accountability. Significant technological and societal trends, including fraud and cyber-attacks, sexual harassment, workplace violence, regulatory compliance, and the prevalence of social media, are impacting companies’ brands and driving a significant increase in the need for screening, verifications, and ongoing monitoring. Our products and solutions are critical tools that companies depend on to assist them with their workplace safety programs as well as in some cases, assist them with maintaining compliance with regulatory requirements.

We believe several key trends are generating significant growth opportunities in our markets and increasing demand for our products and solutions:

•
Elevated voluntary employee churn: Generational and structural shifts in the workforce have led to elevated levels of voluntary employee churn, particularly with younger workers. Millennials and Gen-Z represent a large, growing portion of the U.S. workforce and are more likely to change jobs than other generations in pursuit of earning higher wages, faster career development, and better workplace culture fit. Moreover, the generational movement away from unions and defined benefit plans reduces contractual and financial incentives to stay in a particular role, reducing switching costs for employees. The ongoing structural shift from in-office to remote work further reduces the historical geographic matching challenge employers and employees faced, further reducing switching costs for employees and expanding talent pools for employers. These trends support increasing demand for global, fast and efficient employment screening and identity verification services that only providers of scale, like First Advantage, can sufficiently address.
•
Increasing Use of Contingent and Flexible Workforces: Contingent workers, including freelancers, independent contractors, and consultants, comprise a significant portion of the U.S. workforce as corporations increasingly adopt flexible workforce models. Companies face greater demand for employees than available talent, leading to a rise in the use of contingent workers. When these individuals have access to sensitive information or directly interact with customers, it is crucial for companies to diligently screen, verify, and monitor such personnel. The integration of Sterling’s expertise in this area enhances our ability to meet the unique needs of customers utilizing contingent labor.
•
C-Suite Focus on Safety and Reputational Risks: Screening, verifications, and compliance are becoming mission-critical and boardroom priorities for many companies due to the brand risks and potential legal liabilities associated with hiring high-risk workers. High-profile human capital-related issues have led to significant brand damage, litigation, and negative media coverage. These events reinforce the importance of our products and solutions. Companies are increasingly focusing on offerings that help mitigate potential risks and improve safety, directly addressing important social factors affecting their operations.
•
Heightened Regulatory and Compliance Scrutiny: Businesses today are under intense scrutiny to comply with an ever-expanding and evolving set of global regulatory requirements that can vary by geography, industry vertical, and use case. Examples include the Fair Credit Reporting Act (“FCRA”), the EU and UK General Data Protection Regulation (“GDPR”), the Foreign Corrupt Practices Act (“FCPA”), the United Kingdom Bribery Act, and other US state privacy laws. These requirements that govern the delivery and use of background checks result in businesses needing background screening companies to perform more extensive checks. As a result, businesses seek to partner with screening providers that have the scale, scope, and compliance standards necessary to meet their needs. Our products and solutions help strengthen corporate governance by bolstering compliance and risk management practices.
•
Development of International Markets: Background screening penetration remains low in many international geographies, with a significant portion of screens conducted by local providers. Multinational companies are increasingly focused on systematizing and elevating their human resources policies and screening procedures globally, driving demand for technology-driven, high-quality, compliant screening providers. Many international companies are initiating screening programs for the first time and are seeking reliable, compliant, and high-quality providers, positioning First Advantage, especially now with Sterling’s additional scale, to capture this growing demand.
•
Growth in Post-Onboarding Solutions: Companies are expanding their screening programs beyond the traditional “one-and-done” pre-onboarding measures. Our investments in post-onboarding products and solutions, enhanced by Sterling’s capabilities, position us to capture share in this growing market, allowing organizations to mitigate ongoing risk effectively.

•
Investment in Enterprise Software: As companies increasingly invest in enterprise software solutions, including next-generation software-as-a-service for HCM, we anticipate a rise in demand for screening, verification, and compliance solutions that can interface with these systems in an automated fashion. Our product suite is designed to provide a seamless applicant and user experience, delivering valuable insights through data analytics.
•
Proliferation of Relevant Data Sources: U.S. government agencies, third-party vendors, and professional organizations are improving the quality and digitization of data in areas such as criminal records, education, healthcare credentials, and motor vehicle records (“MVRs”). This increasing availability of data drives customers to rely on large-scale, sophisticated providers like First Advantage, who can efficiently access and create insights from diverse data sources.
•
Advances in Analytics to Increase Value of Data: The growing accessibility of robust datasets, supplemented by machine learning technologies, is driving demand for integrated screening insights and analytics. Customers often lack the internal resources to develop analytical and visualization tools, increasing the need for providers like First Advantage that offer cutting-edge integrated data analytics capabilities.

Our Growth Strategy

We intend to continue to grow our business profitably by pursuing the following strategies:

•
Continue to Win New Customers: We are focused on acquiring new customers across various industry verticals, particularly those high-volume, high-velocity hirers with attractive long-term hiring outlooks, such as e-commerce, essential retail, healthcare, transportation, and home delivery. We are also prioritizing sectors that increasingly require deeper, more frequent checks with high compliance standards, such as healthcare. Our emphasis on Enterprise customers, who are well-positioned for durable, long-term growth and have complex global operations, drives the highest demand for our products and solutions. We believe our innovative and differentiated offerings, high-performing Sales and Customer Success teams, operational excellence, and industry-leading reputation will enable us to successfully expand our customer base.
•
Growth within Our Existing Customer Base through Upselling and Cross-selling: Our customers often begin their relationship with us by implementing a few core products and subsequently expand their usage of our solutions platform over time to build a more comprehensive approach to screening and risk management. We drive upsell as customers extend our products and solutions to new divisions and geographies, perform more extensive screens, and purchase additional complementary pre- and post-onboarding products. We also cross-sell additional risk mitigation and compliance solutions, such as hiring tax credits and fleet solutions. Our deeply entrenched, verticalized Customer Success teams work closely with our customers to develop robust compliance and risk management programs. We believe that our total revenue opportunity with current customers can substantially increase the size of our current revenue base when considering cross-selling and upselling opportunities. Revenues from cross-sell and upsell added approximately five, five, and four percentage points to our revenue growth rate in 2024, 2023, and 2022, respectively. We will continue to focus on our sales and marketing efforts to increase product penetration within our existing customer base.
•
Continue to Innovate Our Product Offerings: We plan to continue expanding our data solutions and adjacent product revenues. For example, we are investing in criminal and verification data products and identity services. We are also developing innovative solutions utilizing automation that align with our capabilities in areas such as biometric verification, fraud mitigation, and remote drug testing. The integration of Sterling’s advanced identity verification solutions, including its partnership with ID.me, enhances our ability to deliver cutting-edge offerings. We will continue to invest significantly in our technology to sustain and advance our product leadership.
•
Grow Internationally: We believe we are well-positioned to continue to grow internationally. As multinational corporations increasingly systematize and elevate their human resources policies and screening providers globally, while navigating a growing set of local requirements, we are uniquely positioned to address their global risk management and compliance needs. The majority of Enterprise customers do not currently have a single global provider but are actively evaluating opportunities to consolidate their screening programs. We will continue to invest internationally to win these expansion opportunities and drive broader industry adoption, including leveraging Sterling’s established presence in certain international markets.
•
Leverage Proprietary Data: With over 45 years of industry experience, we have the know-how to obtain data from robust and trusted sources, access to historical data, and the resources to put data to work. We will explore opportunities to develop, augment, and acquire proprietary data sets that could be used to fuel our existing core business and create new opportunities in various ways, including improving the speed and quality of our services, creating cost efficiencies, and building unique products.

Our Differentiated Technology

Background screening involves complex workflows, disparate internal and external data sources, and numerous integrations with third-party software providers. We believe our differentiated technology provides us with a strong competitive advantage. Our front-end technology, including our powerful UI/UX design, creates a superior applicant and customer experience, leveraging artificial intelligence (“AI”) and machine learning to optimize workflows and minimize applicant data capture errors and missing information. Our back-end technology and processing engines seamlessly integrate interactions with customer HCM platforms and other software, government, and third-party data sources, as well as internal Operations and Customer Care teams. We have been, and will continue to be, pioneers in using automation and intelligent routing technologies to optimize turnaround times, quality, and touchless end-to-end screening. Our compliance functionality governs all aspects of our technology and is designed to meet ever-changing global regulatory and compliance requirements.

Legacy First Advantage’s Technology and Operating Platform

The Legacy First Advantage background screening experience allows customers and their applicants to access our technology through intuitive, easy-to-use user interfaces, including Profile Advantage, Enterprise Advantage, and Insight Advantage, which are complemented by Sterling’s robust technology offerings.

•
Profile Advantage: Our applicant-facing technology, available in 19 languages, offers intuitive design with chatbot and AI support, liveness detection techniques, and ID verification for a streamlined applicant experience. Profile Advantage provides a modern, easy-to-use experience, which is critical to accelerating time to hire. It is often the first and one of the most important early interactions between an applicant and our customers. Profile Advantage can be accessed through a computer, tablet, or mobile device and is built for Web Content Accessibility Guidelines (“WCAG”) 2.1 to be easily accessed by everyone. We believe that applicants view this experience as an important reflection of the customer. As such, customers can extend their branding to Profile Advantage to help improve applicant engagement. With its embedded AI, machine learning, and powerful features, Profile Advantage drives significant time savings for both applicants and customers and enables fast time-to-hire.
•
Enterprise Advantage: Our core, proprietary, global end-to-end customer ordering and processing technology, Enterprise Advantage, enables our customers to order any of our products and solutions at scale. It has an average of 99.9% uptime due to our robust architecture design and seamlessly integrates with our customers’ business processes and workflows, third-party enterprise software systems such as HCM and ATS platforms, and third-party data sources. Through Enterprise Advantage, our customers can easily manage their screening programs, either through centralized processes or by region or division, create customized screening packages, manage screening criteria, and administer adverse action letters. The integration of Sterling’s technology enhances our capabilities, providing additional flexibility and scalability to meet diverse customer needs.
•
Insight Advantage: Our innovative, dynamic data visualization tool offers our customers data analytics, dashboards, and near real-time reporting to assess their screening programs’ underlying drivers and make data-driven decisions. We leverage the customer’s unique applicant and screening data collected through Profile Advantage and Enterprise Advantage to create insights presented in dynamic dashboards. Customers have the ability to customize their dashboards and perform scenario analysis with our intuitive and flexible tools. Customers can also overlay key metrics from industry peer groups to discover and benchmark leading practices, optimizing their screening programs to deliver best-in-class performance.

We have designed the Legacy First Advantage technology architecture for extensibility. We receive data directly from the applicant through Profile Advantage and from our customers through their third-party HCM and ATS software platforms. This data is supplemented by our proprietary internal databases and external data sources as we perform screenings and verifications. Our proprietary internal databases of over 900 million records include our National Criminal Records File, which includes more than 780 million criminal records with thousands of new records added daily, and Verified!, our repository of over 120 million records, primarily consisting of prior employment and education verification records. These proprietary internal databases allow us to complete our processes quickly and cost-effectively, which accelerates the onboarding process for our customers and improves the applicant experience. We also obtain data directly from federal, state, and local government entities, laboratories and collection sites, credit bureaus, and education and work history verification providers, as well as from third-party, independent compilers of public records. Our API integrations, either through our Standard API or our REST API, allow for real-time, bidirectional, and secure data flows between us and our customers’ software platforms and external data sources, creating a seamless and integrated screening process.

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

Sterling’s Technology and Operating Platform

Sterling’s technology platform complements Legacy First Advantage’s existing capabilities, providing a robust set of cloud-based, proprietary tools that enhance our service offerings. These tools provide access to court records, expedite workflows, and deliver fast accurate results. The outputs of these technology tools are seamlessly integrated into Sterling’s customer and applicant interfaces and Sterling’s customers’ HCM systems, enabling a simple, fast, and unified applicant hiring experience. Sterling’s systems cannot easily be replicated and have enabled Sterling to achieve some of the fastest turnaround times in the industry while maintaining the quality its customers expect.

Customer and Applicant Interfaces

At the center of the Sterling background screening experience are the Sterling Candidate Hub, Sterling Client Hub, and Sterling Analytics Hub, each purpose-built to meet the needs of specific end users.

•
Sterling Candidate Hub: The Sterling Candidate Hub is one of the first interactions applicants have with Sterling customers and positive first impressions can lead to improved job acceptance rates, employee satisfaction, and productivity. In response to these needs, Sterling developed an intuitive, frictionless, and mobile-first applicant experience. The Sterling Candidate Hub provides a streamlined process for applicants to interact with Sterling and manage their entire screening process. The platform allows applicants the flexibility to provide information from any device in multiple languages and enables them to save time with mobile document uploads and e-signature capabilities. The platform is intelligent, customizing the information requested based on the specific package of services ordered, ensuring applicants need not waste time providing extraneous information. Progress is managed through text notifications and reminders.
•
Sterling Client Hub: The Sterling Client Hub consolidates applicant orders and data into a single, unified workflow, allowing customers to easily place orders, manage tasks, monitor statuses, and view consumer reports. Results are easy to read with intuitive displays and collapsible/expandable search details. The platform is flexible by design, allowing customers to configure permissions, access control by role, invitation and task workflows, packages, and adjudication rules. Single-sign-on capabilities allow customers to manage their programs consistent with security best practices. The Sterling Client Hub is designed to be easily augmented with new services, and regularly updated to meet evolving compliance standards.
•
Sterling Analytics Hub: Sterling Analytics Hub provides customers with a customizable, powerful data analytics platform to display a comprehensive view of their screening programs. This robust suite of dashboards provides customers with the information they need to gain better insights and make data-driven decisions as they seek to manage, streamline, and optimize their programs. The Sterling Analytics Hub puts comprehensive program management one click away while providing drill-down capabilities and underlying data.

Fulfillment Technology

Sterling has continually invested, innovated, and iterated on fulfillment technology and data acquisition. The Sterling fulfillment platform leverages thousands of proprietary and AI-driven automation integrations, including APIs and RPA bots, which enables Sterling to complete 55% of U.S. criminal searches within the first five minutes, 64% of U.S. criminal searches within the first 15 minutes, over 70% of U.S. criminal searches within the first hour, and 90% within the first day.

•
CourtDirect Technology: This technology automates a historically manual and time-consuming process by integrating with jurisdictions throughout the U.S. With access to millions of criminal records, CourtDirect provides faster turnaround times while decreasing human data entry errors. Because CourtDirect is a proprietary technology, Sterling uses vendors to retrieve county court records on a limited basis, unlike many of our competitors.
•
SmartData Technology: This technology operationally assists with criminal records matching and reportability using proprietary AI matching algorithms. The technology also standardizes criminal charges, conviction codes, and disposition codes among the thousands of courts within the U.S. Through years of work, Sterling has standardized thousands of permutations of state, charge, and disposition combinations. The standardization work that SmartData performs also allows Sterling to administer a customer’s customized adjudication matrix at their direction more easily.

•
Verifications Portal: The Verifications Portal is a proprietary fulfillment platform that delivers increased efficiencies, higher productivity, improved quality, and faster turnaround times for customers. The Verifications Portal’s functionality removes the need for manual work assignment by queuing up the next available work for a verifier based on the employee’s skill set. Additionally, it leverages algorithms to intelligently group and map work. The Verifications Portal is used in conjunction with direct APIs to our vendor partners and our proprietary Verifications Contact Database that tracks known entities and their preferred mode of fulfillment, decreasing the verifier’s research time. This database is a proprietary asset compiled over many years and updated daily, providing a strong competitive advantage in enabling us to fulfill verifications more efficiently.

Legacy First Advantage’s Product Suite

Legacy First Advantage’s comprehensive product suite enables our customers across all industry sectors to perform pre-onboarding screening and post-onboarding monitoring of employees, contractors, contingent workers, tenants, and drivers. We generally classify our products and solutions into three categories: pre-onboarding, post-onboarding, and adjacent products, each of which is enabled by our technology, proprietary internal databases, and data analytics capabilities.

Pre-Onboarding

We offer an extensive array of products and solutions that customers utilize to enhance their applicant evaluation process, support compliance from the time applicant information is initially requested and submitted to an applicant’s successful onboarding, and enhance workplace safety. Our technology is flexibly tailored to each customer’s requirements, which could include a wide array of search categories such as Social Security number verification, education and employment verification, federal criminal checks, statewide criminal checks, country criminal checks, sex offender registry, and global sanctions. Our pre-onboarding products include:

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
•
FBI Channeling: As an approved Federal Bureau of Investigation (“FBI”) channeler, handles submissions of fingerprints to the FBI National Criminal Records database and returns Criminal Record Information from the FBI to authorized recipients, including through a secure connection to the Financial Industry Regulatory Authority (“FINRA”) and the Nationwide Multi-state Licensing System (NMLS).
•
Identity Checks and Biometric Fraud Mitigation Tools: Includes government ID validation, liveness detection techniques, digital fingerprint collection, and identity and fraud mitigation tools, now enhanced by Sterling’s advanced identity verification solutions.
•
Education / Work History Verification: Verifies work history and education of applicants, leveraging our proprietary Verified! Database and SmartHub technology fueled by AI, internal fulfillment, or through relationships with other data providers.
•
Driver Records and Compliance: Collection and storage of driver qualification files, as well as drug screening and background checks to assist with compliance with the requirements of the U.S. Department of Transportation (“DOT”), Federal Motor Carrier Safety Administration (“FMCSA”), Federal Aviation Administration (“FAA”), International Fuel Tax Agreement (“IFTA”), and other regulatory agencies across the entire U.S.
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

Post-Onboarding

Companies face a heightened responsibility to ensure safety and comply with laws, regulations, and licensing requirements after the initial screening and onboarding of an applicant. To assist those needs, we provide our customers with continuous monitoring and re-screening solutions that are important tools to help keep their end customers, workforces, and other stakeholders safe, productive, and compliant. Continuous monitoring solutions allow customers to be proactively alerted as soon as relevant information, which may require immediate attention and action, becomes available. Our post-onboarding solutions include:

•
Criminal Records Monitoring: Provides background screening reports on an ongoing basis post-onboarding of any reportable criminal records of their employees, contractors, contingent workers, and drivers.
•
I-9 Verification: Enables our customers to simplify and manage the process of onboarding new hires by streamlining employment eligibility verification through the convenience of digital workflows.
•
Healthcare Sanctions: Our HEAL product provides ongoing healthcare-related compliance monitoring, which helps our customers comply with their obligations as employers of doctors, nurses, other employees, and vendors, reporting any changes in the status of required licenses.
•
Motor Vehicle Records: Provides customers with a streamlined process to establish an initial driver file and enroll drivers into the continuous monitoring program, which reports any driver records changes.
•
Global Sanctions and Licenses: Continuously monitors more than 2,500 source lists and searches a broad range of individual watchlists and key sanctions sources.
•
Social Media: Offers ongoing post-onboarding social media background screening reports tailored to a customer’s specific criteria.

Adjacent Products

We also offer adjacent products that complement our pre-onboarding and post-onboarding products and solutions:

•
Fleet and Vehicle Compliance: Comprehensive solutions for fleet managers to support compliance with various state and federal requirements, including licenses, titles, registrations, and gas taxes.
•
Hiring Tax Credits and Incentives: Identifies and processes U.S. employment tax credits and economic incentive programs, including the Federal Work Opportunity Tax Credit (“WOTC”) program and other federal, state, and local incentives. Uses data collected from applicants during their background screen to increase quality and efficiency.
•
Resident and Tenant Screening: Enables property managers, landlords, owners, and leasing agents to screen prospective tenants.
•
Investigative Research: Provides in-depth investigative reports, similar to our Executive Screening products, used in performing due diligence of investment managers and senior executives before a major investment commitment or M&A transaction.

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

Sterling’s Suite of Services

In addition to Legacy First Advantage’s offerings, Sterling enhances our product suite with a range of identity verification and background check solutions that are critical in today’s hiring landscape. Sterling’s identity verification services provide our customers with real-time information about an applicant to help validate and verify who they are hiring before they begin a background check. With the continued movement toward remote work, the prevalence of digitized identification information, and the increase in data breaches, there is an ever-growing risk that an applicant may be using a stolen identity when applying for a job and completing a background check. Our comprehensive set of solutions helps customers mitigate that risk through the following services:

•
Online Identity-as-a-Service Suite: Sterling’s exclusive partnership with ID.me provides an identity solution recognized as best-in-class and adopted by numerous U.S. federal agencies and states. This suite includes telecom and device verification, identification document verification, facial recognition with biometric matching, Social Security number verification, and live video chat identification proofing.
•
Fingerprinting Services: Sterling provides fingerprinting services through a proprietary technology in a single-sourced and convenient national network with locations across the entire U.S. This state-of-the-art digital fingerprint capture technology reduces rejection rates and speeds up processing for faster onboarding.
•
Background Checks: Sterling’s background check solutions utilize proprietary automation technology that delivers thorough, fast, and accurate records. This includes criminal record checks, sex offender registries, civil court records, motor vehicle records, executive investigations, credit reports, liens, judgments, bankruptcies, and social media searches.
•
Credential Verification: Sterling’s global verification services include employment verification, education verification, credential verification, professional reference checks, and Department of Transportation verifications.
•
Drug and Health Screening: Sterling’s U.S. drug and health screening services offer comprehensive pre-and post-hire drug screening with access to an expansive nationwide collection network.
•
Onboarding Solutions: Sterling’s onboarding solutions include onboarding forms that ease the burden of processing employee documentation.

Our Customers

We serve a diversified customer base with 80,000 customers globally in 2024. Our customer base varies in size and industry, encompassing healthcare, retail and e-commerce, transportation, manufacturing and industrials, financial services, technology, media and entertainment, hospitality, business and professional services, general staffing, and gig economy. We have executed a concerted go-to-market strategy to target customers with large, complex workforces and have built a leading customer portfolio in this area as a result. Our customers operate in different industries across almost all facets of the global economy, with particular strength in sectors experiencing favorable secular trends such as e-commerce, retail, transportation, warehousing, and healthcare.

We have maintained a gross retention rate of approximately 96% in 2024 and achieved an average tenure of 12 years among our top 100 customers. Our customer relationships are contractual in nature and typically have multiple-year terms. Sterling has supplemented many of their contracts to include exclusivity or primary provider terms and exclude termination for convenience clauses.

For the year ended December 31, 2024, we had one customer that accounted for approximately 12% of our revenues, with no other customer accounting for 10% or more of our total revenues for that period. As of December 31, 2024, we performed screens in over 200 countries and territories, with a major presence in the United States, the United Kingdom, and India. Approximately 86% of our revenues for the year ended December 31, 2024 was generated in the U.S., while the remaining 14% was generated abroad.

Sales and Marketing

We believe our integrated sales and marketing approach, combining the strengths of Legacy First Advantage and Sterling, positions us uniquely in the market and enhances our ability to capture additional market share. Our unified go-to-market team is organized by industry verticals and regions, allowing us to effectively target new accounts and identify additional opportunities within existing accounts. This structure enables our sales professionals to be highly knowledgeable about industry-specific screening requirements, ensuring they can deliver value-added, tailored solutions to both existing and prospective customers.

Our sales representatives are trained to adopt a consultative approach throughout the entire sales process, which includes discovery, demonstration, negotiation, and closing. By understanding the specific challenges and nuances faced by customers in various industries, they can design pursuit strategies and propose solutions that meet the unique needs of each customer. This customer-centric focus ensures that we keep the customer at the center of our process, driving satisfaction and loyalty.

The integration of our Customer Success professionals into the go-to-market team further enhances our ability to deliver exceptional service. These professionals are also organized by verticals and regions, fostering deep relationships with customers and building local expertise in compliance and screening standards. They maintain ongoing interactions with key customer users and program owners, conducting regular formal account reviews to ensure high performance, satisfaction, and retention. Additionally, they organize customer advisory boards and events to gather product insights, drive innovation, and share best practices, which contributes to our industry-leading customer satisfaction scores and high retention rates.

Our relationships with HCM software providers remain a critical aspect of our sales and marketing strategy. Our technology is tightly integrated with major HCM and ATS platforms, offering greater speed and efficiency while enhancing the value of our solutions to our customers. Maintaining strong relationships with these third-party software providers is essential for generating new sales leads and providing market validation for our offerings.

We also employ a variety of marketing strategies to promote our products and solutions through both direct and indirect channels. Our marketing activities include traditional and online initiatives designed to generate sales leads, increase market awareness, and enhance the perception of our brand. We leverage referral partners, channel partnerships, digital advertising, search engine optimization, webinars, social media, thought leadership, and event-based marketing. Our participation in industry conferences and frequent publications in the industry press further bolster our visibility. Additionally, our annual customer conference, Collaborate, features presentations by subject matter experts and our customers on a wide range of industry topics, facilitating discussions and serving as a valuable resource on industry best practices. We believe we are able to capitalize on the network effects as we build goodwill through customer reviews and testimonials, word-of-mouth referrals, and references from other industry participants.

Competition

The global background screening and identity verification industry is highly fragmented and competitive. There are numerous local and single-country companies, but few multinational firms operate with the scale and reach necessary to serve diverse customer needs effectively. Our competitors vary based on customer size, industry vertical, geography, and product focus.

We compete with large players that offer broad capabilities and comprehensive product suites, as well as vertical-focused specialist firms targeting customers in select industries. Additionally, we face competition from mid-sized players and companies that serve small and medium-sized business (“SMB”) customers. Some competitors are aligned with specific products in certain pre- and post-onboarding product lines, such as drug and health screening and executive screening. In our adjacent products market, we compete with companies specializing in fleet and vehicle compliance, hiring tax credits and incentives, resident and tenant screening, employment eligibility, and investigative research.

The market for our products and solutions is subject to constant change, with numerous sources of competition and new entrants frequently emerging.

The principal competitive factors affecting our markets include:

•
Reliability of Screening Results: The accuracy and dependability of the information we provide are critical to our customers’ decision-making processes.
•
Turnaround Time of Screening Results: Speed is essential in the hiring process, and our ability to deliver timely results is a key differentiator.
•
Product, Package, and Solution Pricing: Competitive pricing structures are vital for attracting and retaining customers.
•
Applicant and Enterprise User Experience: The ease of use, level of functionality, scalability, and efficiency of our solutions significantly impact customer satisfaction.
•
Breadth and Depth of Screening Solutions: A comprehensive suite of offerings allows us to meet diverse customer needs effectively.
•
Geographical Reach: Our ability to operate in multiple countries and territories enhances our value proposition to multinational customers.
•
Sales and Marketing Relationship History: Strong relationships with key decision-makers can influence purchasing decisions.
•
Compliance and Regulation: Our expertise in navigating complex regulatory environments is a competitive advantage.
•
Industry Vertical Support: Tailoring our solutions to meet the specific requirements of various industries enhances our appeal.
•
Technical and Systems Performance: The ability to integrate seamlessly with customer and third-party systems and applications is crucial for operational efficiency.

•
Cybersecurity, Privacy, and Data Protection: As data security becomes increasingly important, our commitment to protecting customer information is a significant competitive factor.

We believe we compete favorably based on these factors. The integration of Sterling’s capabilities further strengthens our competitive position, allowing us to offer specialized and innovative solutions backed by exceptional customer support and deep market knowledge. However, our ability to remain competitive will depend on our continued performance in these areas. For additional information, see “Risk Factors—Risks Related to Our Business—We operate in a penetrated and competitive market.”

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
•
Various U.S. federal, state, and local data protection and consumer reporting agency laws at the state level, state data breach laws, and state privacy laws, such as the California Consumer Privacy Act of 2018 (as amended, the “CCPA”) and the Illinois Biometric Information Privacy Act;
•
International data protection, data localization, and similar laws and regulations impacting our services and data suppliers, such as the U.K. and EU GDPR; and
•
Oversight by regulatory authorities for engaging in consumer reporting, including the FTC and CFPB in the United States.

These laws and regulations, which are generally designed to protect individuals’ privacy and prevent the misuse of personal data or unauthorized access to data, are complex, subject to ongoing changes in regulations and amendments, and inconsistent between jurisdictions. We proactively manage our compliance with laws and regulations through the use of a number of resources, including our in-house legal and compliance department, external law firms, trade associations, and local suppliers and partners to understand the legal and regulatory requirements and practices that may impact the delivery of our products and solutions as well as our customers’ use of the same in light of employment, privacy and other laws and regulations. Our Chief Legal Officer leads our legal and compliance department. The compliance team consists of regional compliance officers globally, with local compliance officers reporting through that hierarchy. Through the legal and compliance functions, we train our team members with respect to compliance with laws and regulations as well as our policies and procedures, monitor changes to relevant material laws and regulations, and meet with regulators and legislators, as necessary and appropriate, to establish transparency of our operations and build trust.

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

Seasonality

We experience seasonality with respect to certain industries due to fluctuations in hiring volumes and other economic activity. For example, pre-onboarding revenues generated from our customers in the retail and transportation industries are historically highest during the months of October and November, leading up to the U.S. holiday season and lowest in December and at the beginning of the new year, following the U.S. holiday hiring season. Certain customers across various industries also historically increase their hiring throughout the second quarter of the year as winter concludes, and the school year ends, giving rise to student and graduate hiring, and increased commercial activity tied to outdoor activities. We expect that further growth in e-commerce, the continued digital transformation of the economy, and other economic factors may impact future seasonality, but we are unable to predict these potential shifts and how our business may be impacted.

Human Capital

Central to our strategy is attracting, developing and retaining the best talent globally with the right skills to drive our success. The capabilities of the Company’s workforce have continued to evolve along with its business and strategy. Key focus areas of the Company’s human capital management strategy are described below, and additional information can be found in its most current Sustainability Report, available on the Company’s website (which is not incorporated by reference herein).

As of December 31, 2024, we had approximately 10,000 employees in 19 countries. Our workforce also engages third-party contractors as an ongoing part of our business where appropriate. None of our employees are subject to a collective bargaining agreement, and no work stoppages have been experienced. We consider our relationship with our employees to be good.

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

Culture and Inclusion

The success of our company and the value we provide to our customers stem from the strength of our global workforce. We are dedicated to fostering a workplace that values each individual and promotes equal opportunities for all employees. Our active Culture & Inclusion (“C&I”) programs are designed to create an environment that respects differences and encourages collaboration.

Our initiatives include (1) talent attraction strategies that ensure equal employment opportunities for all applicants, (2) employee development and training programs, and (3) efforts to cultivate a supportive business culture through mentoring and engagement initiatives.

We believe that a respectful work environment, where all employees are treated fairly, is essential for attracting a broad pool of qualified candidates. This approach not only enhances innovation and creativity but also strengthens our relationships with stakeholders. Our goal is to attract, develop, and retain top talent from various backgrounds, fostering a culture where everyone feels respected and has the opportunity to excel in their careers.

As we continue to enhance our workplace culture, we are prioritizing our People & Culture processes to support our organizational mission and engage all employees in our goals. By adopting the C&I framework, we emphasize the importance of every employee's voice and contribution, ensuring that all team members feel valued in our decision-making processes. This approach aligns with our sustainability objectives, as engaged employees are crucial for driving innovation and fostering a collaborative culture.

We believe that by concentrating on Culture and Inclusion, we can create a more dynamic and supportive workplace that empowers individuals to thrive and contribute to our collective success. We are committed to building an environment where everyone can excel.

Additional Information

First Advantage Corporation, a Delaware corporation, was incorporated in November 2019. We completed our initial public offering (“IPO”) of our common stock in June 2021.

We use our websites (https://fadv.com/ and https://investors.fadv.com/) to distribute company information. We make available free of charge a variety of information for investors, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”). The information we post on our websites may be deemed material. Accordingly, investors should monitor our websites, in addition to following our press releases, filings with the SEC, and public conference calls and webcasts. In addition, you may opt in to automatically receive email alerts and other information about First Advantage when you enroll your email address by visiting the “Request Email Alerts” section of our investor website at https://investors.fadv.com/. The contents of our websites and social media channels are not, however, a part of this Annual Report.

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

As a provider of technology solutions for screening and verifications, we are subject to numerous and evolving international, federal, state, and local laws and regulations, including, without limitation, in the areas of consumer protection, privacy, and data protection. See “Business—Government Regulations” and “Risk Factor—Continued scrutiny of collection, use, and processing of personal data and data security could lead to increased restrictions, loss of revenue opportunity, greater costs of compliance, and lost efficiency.” We expect that these laws and regulations will continue to evolve, change, and expand and, in most instances, become more stringent and complex with time. In particular, President Trump’s election, coupled with Republican control of the Senate and the House of Representatives (albeit by narrow margins) could lead to new legislative and regulatory initiatives or the roll-back of initiatives of the previous presidential administration.

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

Outside of the United States, we are subject to foreign rules and regulations. For example, we are subject to enhanced compliance and operational requirements under the GDPR, which expanded the scope of data protection in the European Union (“EU”) to foreign companies who process the personal data of EU residents, imposed a strict data protection compliance regime with stringent penalties for noncompliance and included new rights for data subjects such as the “portability” of personal data. In particular, under the GDPR, fines of up to 20 million euros, or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. If we were found to be in breach of the GDPR, or the UK’s version of the GDPR, the potential penalties we might face could have a material adverse impact on our business, financial condition, results of operations, and cash flows. Compliance with the GDPR requires time and expense and may require us to make changes to our business operations.

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

Demand for our products and solutions is subject to our customers’ continual evaluation of their need for our products and solutions and is impacted by several factors, including their hiring and workforce needs, changing regulatory landscape, and budget availability. Demand for our offerings is also dependent on the size of our customers’ operations. Our customers could reduce their operations for a variety of reasons, including general economic slowdown, divestitures and spin-offs, business model disruption, poor financial performance, or as a result of increasing workforce automation. Demand for drug screenings may decline as a result of evolving U.S. drug laws. For example, the legalization of cannabis in several U.S. states has led to a decrease in orders for marijuana screenings. Our revenues may be significantly reduced should our customers decide to downsize their screening programs or take such programs in-house.

We operate in a penetrated and competitive market.

The global market for our screening, verifications, and adjacent products is fragmented and competitive. Our competitors vary based on their targeted customer size, industry vertical, geography, and product focus. We compete with large players with broad capabilities and product suites, vertical-focused specialist firms that target customers operating in select industries, mid-size players and competitors that serve SMB customers. Some competitors are aligned to a specific product in certain pre-onboarding product lines, such as drug / health screening and executive screening. In our adjacent products market, we compete with certain companies specializing in fleet and vehicle compliance, hiring tax credits and incentives, resident and tenant screening, employment eligibility, and investigative research.

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

Sales to government entities and higher-tier contractors to governmental customers involve unique competitive, procurement, budget, administrative and contractual risks, any of which could materially adversely impact our business, financial condition and results of operations

We derive a portion of our revenues from sales to U.S. federal, state and local governmental and education customers and higher-tier contractors to governmental customers. Doing business with government entities and their higher-tier contractors presents a variety of risks in addition to those involved in sales to other customers. The procurement process for governments and their agencies is highly competitive, can be time-consuming, requires us to incur significant up-front time and expense, and subjects us to additional compliance risks and costs, without any assurance that we will win a contract. In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Demand for our products and services may be affected by public sector budgetary cycles and changes in funding, including reduced, delayed, or unavailable funding or changed spending priorities in any given fiscal cycle, and extended federal government shutdowns, any of which could materially adversely affect demand for our products and services and could impact our ongoing government contracts if government funding for such projects is reduced or eliminated.

We must comply with laws and regulations relating to government contracts, which affect how we do business with our customers and may result in additional costs to our business. Any failure to comply with applicable laws and regulations, including as a result of misconduct by employees, subcontractors, agents, suppliers, business partners and others working on our behalf, could result in contract termination, damage to our reputation, price or fee reductions or suspension or debarment from contracting with the government, each of which could materially adversely affect our business, financial condition and results of operations. Significant laws and regulations that affect sales to government entities and higher-tier contractors to governmental customers include:

•
federal, state and local laws and regulations regarding the formation, administration and performance of government contracts;
•
the federal Civil False Claims Act (and similar state and local false claims acts), which provides for substantial civil penalties for violations, including for submission of or causing the submission of a false or fraudulent claim to the U.S. government for payment or approval; and
•
federal, state, and local laws and regulations regarding procurement integrity, including gratuity, bribery and anti-corruption requirements as well as limitations on political contributions and lobbying.

Further, entities providing services to governments are required to comply with a variety of complex laws, regulations and contractual provisions relating to the formation, administration, or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typically found in commercial contracts. These may include rights with respect to price protection, the accuracy of information provided to the government, contractor compliance with supplier equal opportunity, socio-economic and affirmative action policies and reporting requirements and other terms that are particular to government contracts. Federal, state and local governments routinely investigate and audit contractors for compliance with these requirements, and the qui tam provisions of the federal Civil False Claims Act (and similar state and local false claims acts) authorize a private person to file civil actions on behalf of the federal and state governments and retain a share of any recovery, which can include treble damages and civil penalties. If it is determined that we have failed to comply with these requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, costs associated with the triggering of price reduction clauses, fines and suspension or debarment from future government business, and we may suffer reputational damage. Further, the negative publicity that could arise from any such penalties, sanctions or findings could have a material adverse effect on our reputation and reduce our ability to compete for new contracts with both government and commercial customers.

In addition, governmental customers and higher-tier contractors may have contractual, statutory or regulatory rights to modify without our consent or terminate current contracts with us for convenience (for any reason or no reason) or due to a default. If a contract is terminated for convenience, we may only be able to collect fees for products or services delivered prior to termination and settlement expenses. If a contract is terminated due to a default, we may be liable for excess costs incurred by the customer for procuring alternative products or services or be precluded from doing further business with government entities. Governmental customers and higher-tier contractors may also have broad intellectual property rights in products and data developed under our contracts. Compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources. In addition, government entities may revise existing contract rules and regulations or adopt new contract rules and regulations at any time. Any of these changes could impair our ability to obtain new contracts or renew contracts under which we currently perform when those contracts are eligible for re-competition.

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

The techniques utilized and planned by hackers, bad actors, and other unauthorized entrants are varied and constantly evolving and may not be detected until a breach has occurred. As a result, despite our efforts, it may be difficult or impossible for us to implement measures that fully prevent such attacks or react in a timely manner. Unauthorized parties may in the future attempt to gain access to our systems or facilities through various means, including, among others, hacking into our or our customers’ or their applicants’ systems or facilities, or attempting to fraudulently induce our employees, consumers or others into disclosing usernames, passwords, or other sensitive information, which may, in turn, be used to access our information technology systems and gain access to our data or other confidential, proprietary, or sensitive information. Such efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect and prevent.

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

We perform screenings and verifications internationally, including helping businesses screen their applicants with backgrounds that include international jurisdictions outside of the business’ domestic base of operations. In 2024, we performed screens for our customers on individuals from over 200 countries and territories, and we seek to continue to expand our international operations. The laws and regulations governing our international operations are numerous, varied, and evolving. It may be difficult to correctly identify, interpret, and support compliance with these laws and regulations, and we cannot be certain we will avoid liability for noncompliance or improper compliance with such laws and regulations. Any such cost or liability could have a material adverse effect on our business, financial condition, and results of operations. See “—We operate in a highly regulated industry and are subject to numerous and evolving laws and regulations” and “—If regulatory regimes continue to heighten their scrutiny over personal data and data security, it could lead to increased restrictions, loss of revenue opportunity, greater costs of compliance, and lost efficiency.”

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

Our products are complex, and therefore undetected errors, failures, bugs, or defects may be present in our products or occur in the future in our products, our technology, or our software, or technology or software we license from third parties, including open source software, especially when updates or new products are released. Such software and technology are used in IT environments with different operating systems, system management software, devices, databases, servers, storage, middleware, custom, and third-party applications and equipment and networking configurations, which may cause errors, failures, bugs, or defects in the IT environment into which such software and technology are deployed. This diversity increases the likelihood of errors, failures, bugs, or defects in those IT environments. Despite testing by us, real or perceived errors, failures, bugs, or defects may not be found until our customers use our products. Real or perceived errors, failures, bugs or defects in our products could result in negative publicity, loss of or delay in market acceptance of our products and harm to our brand, weakening of our competitive position, claims by customers for losses sustained by them or failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any real or perceived errors, failures, bugs, or defects in our products could also impair our ability to attract new customers, retain existing customers or expand their use of our products, which would adversely affect our business, results of operations, and financial condition.

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

Failure to realize the expected benefits of our acquisition of Sterling could adversely affect our business and the value of our common stock.

Although we expect significant benefits to result from the acquisition of Sterling, there can be no assurance that we will actually realize any of them, or realize them within the anticipated timeframe. Achieving these benefits will depend, in part, on our ability to integrate Sterling’s business successfully and efficiently. The challenges involved in this integration, which will be complex and time consuming, include the following:

•
preserving customer and other important relationships of Sterling and attracting new business and operational relationships;
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

If we do not successfully manage these risks and the other challenges inherent in integrating an acquired business, then we may not achieve the anticipated benefits of the acquisition of Sterling on our anticipated timeframe or at all and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected. The successful integration of the Sterling business will require significant management attention and may divert it from our business and operational issues.

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

We may not be able to integrate or manage acquired businesses, including Sterling, and strategic partnerships so as to produce returns that justify the investment. Integrating acquisitions or other business relationships, including the acquisition of Sterling, may result in unforeseen operating difficulties and expenditures, disrupt our ongoing business, divert our resources, and require significant management attention that would otherwise be available for the ongoing development of our business. In particular, it may prove difficult to integrate the personnel, operations, intellectual property, and/or technology systems of any acquired organizations, and to maintain uniform standards, policies, and procedures across multiple platforms and locations, including for those located outside of the United States. This may result in a greater than anticipated increase in the transaction, remediation, and integration costs and could discourage us from entering into acquisitions where the potential for such costs outweigh the perceived benefit. Further, although we conduct due diligence with respect to the business and operations of each of the companies we acquire, we may not have identified all material facts concerning these companies, including Sterling, which could result in unanticipated events or liabilities. We cannot guarantee that any acquisitions we seek to enter into will be carried out on favorable terms or that the anticipated benefits of any acquisition, investment, or business relationship, including the acquisition of Sterling, will materialize as intended or that no unanticipated liabilities will arise.

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

We are not guaranteed exclusivity or volumes in all of our contracts with our customers and our customers may experience major business changes that impact our current or future revenue streams.

We enjoy long-standing relationships with many of our customers, but many of our customer contracts and services agreements do not typically require our customers to use our products exclusively or commit to minimum engagement or order volumes. As a result, we rely on our customers’ continuing demand for our products and solutions, our technology, our value proposition, and our brand and reputation to compete. Our customers can stop doing business with us for any reason at any time with minimal notice and without penalty, which they may leverage to renegotiate our arrangements on terms less favorable to us. The loss of a significant customer or any reduced demand for our products and solutions by our customers, especially our large customers, would have a negative impact on our business. For the year ended December 31, 2024, we had one customer who accounted for approximately 12% of our revenues. We cannot guarantee that we will maintain relationships with any of our customers on acceptable terms or at all or retain, renew or expand upon our existing agreements. The failure to do so could negatively affect our business, financial condition, and results of operations.

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

We are currently integrating certain of our software and our systems. This integration is complex and will require significant changes to our platforms. Scaling and adapting our technology will require a significant lead time and investment in financial and human capital. We cannot guarantee that this transition will be without operational interruptions or other forms of disruption, including loss of information, delayed turnaround times, and deficiencies in our design, implementation, or maintenance of the system. If we experience outages or interruptions in the products and solutions we provide for extended periods of time, our customers could face accessibility issues which would have an adverse impact on our business, results of operations, and financial condition.

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

We experience seasonality with respect to certain industries we service due to fluctuations in hiring volumes and other economic activity. For example, pre-onboarding revenues generated from our customers in the retail and transportation industries are historically highest during the months of October and November leading up to the U.S. holiday season and lowest in December and at the beginning of the first quarter following the U.S. holiday hiring season. Certain customers across various industries also historically increase their hiring throughout the second quarter of the year as winter concludes, and the school year ends, giving rise to student and graduate hiring, and increased commercial activity tied to outdoor activities.

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

While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices or for our vendors, is a priority. Our major sites in the United States and India, and the Philippines are vulnerable to climate change effects. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential impact on employees’ abilities to commute to work or to work from home and stay connected effectively. Climate-related events, including the increasing frequency of extreme weather events and their impact on the United States, India the Philippines and other major regions’ critical infrastructure, have the potential to disrupt our business, our third-party suppliers and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.

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

We have a significant amount of indebtedness. As of December 31, 2024, we had $2,185.0 million of total debt outstanding.

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

We receive debt ratings from major credit rating agencies in the U.S. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales. Liquidity, asset quality, cost structure and pricing levels could also be considered by the rating agencies. Any downgrade in our credit rating or the ratings of our indebtedness, or adverse conditions in the debt capital markets, could:

•
adversely affect the trading price of, or market for, our debt securities;
•
increase interest expense under our term facilities;
•
increase the cost of, and adversely affect our ability to refinance, our existing debt; and
•
adversely affect our ability to raise additional debt.

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

Silver Lake beneficially owned 51.7% of our outstanding common stock as of December 31, 2024. As a result, Silver Lake is able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation or bylaws and other significant corporate transactions for so long as Silver Lake and its affiliates retain significant ownership of us. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. So long as Silver Lake continues to own a significant amount of our combined voting power, even if such amount is less than 50%, Silver Lake will continue to be able to strongly influence or effectively control our decisions and, so long as Silver Lake and its affiliates collectively own at least 5% of all outstanding shares of our stock entitled to vote generally in the election of directors, Silver Lake will be able to nominate individuals to our Board of Directors under our stockholders’ agreement. In addition, the stockholders’ agreement grants to Silver Lake and its affiliates and certain of their transferees certain governance rights for as long as Silver Lake and its affiliates and certain of their transferees maintain ownership of at least 25% of our outstanding common stock, including rights of approval over the entry into joint ventures or similar business alliances having a fair market value of more than $100 million, incurrence of debt for borrowed money in excess of $100 million, the increase or reduction in the size of our Board of Directors, initiation of any liquidation, dissolution, bankruptcy or other insolvency proceeding, the appointment or termination of our chief executive officer, or any material change in the nature of our business. The interests of Silver Lake may not coincide with the interests of other holders of our common stock.

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

We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. The Company’s payment of a one-time special cash dividend of $1.50 per share in August 2023 should not be regarded as any indication of an intention to pay dividends in the future. The declaration, amount and payment of any future dividends will be at the sole discretion of our Board of Directors, and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under our credit agreement and other indebtedness we may incur, and such other factors as our Board of Directors may deem relevant. See “Dividend Policy.”

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

As of December 31, 2024, we had approximately 826,828,855 shares of authorized but unissued common stock. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and securities relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved shares for issuance under the 2021 Equity Plan and the ESPP. Any common stock that we issue, including under the 2021 Equity Plan or the ESPP or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who purchase common stock. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions (such as the acquisition of Sterling) may result in additional dilution to you.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of mechanisms, controls, technologies, methods, systems, and other processes that are designed to prevent, detect, mitigate or remediate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. The data includes confidential, proprietary, and business and personal information that we collect, process, store, and transmit as part of our business, including on behalf of third parties. We also use systems and processes designed to reduce the impact of a security incident impacting our data at a third-party vendor or customer. Contracts with third-party vendors, who have access to our network or who hold or store personal information on our behalf, contain provisions requiring such vendors to maintain a program that meets our information security standards. We periodically assess risk of vendor compliance with our information security program requirements, including the obligation that our vendors must notify First Advantage within a designated time period upon identifying certain cybersecurity events. Additionally, we use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems, including: technology and systems we use for encryption and authentication; employee email; content delivery to customers; back-office support; and other functions.

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

As part of our incident detection and response processes, we have established internal teams to investigate and escalate notification of cybersecurity incidents. Pursuant to this process, cybersecurity incidents are reported to appropriate personnel within First Advantage (including the interim CISO, Chief Financial Officer, and Chief Legal Officer) and to the Audit Committee and Board of Directors based on incident materiality. We track incidents through resolution, conduct post-incident analysis and update our processes and procedures if areas for improvement are identified. On a monthly basis, a summary of prior period cybersecurity investigation escalations is reviewed by management, including our head of Internal Audit, our interim CISO, and our Chief Legal Officer. We maintain cybersecurity insurance, which provides coverage for certain costs related to cybersecurity incidents.

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

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. Additional information about cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading “Our business, brand, and reputation may be harmed as a result of security breaches, cyber-attacks, employee or other internal misconduct, computer viruses, or the mishandling of personal data” and should be read in conjunction with the information above.”

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

In addition to leveraging public cloud vendors, we maintain data centers across the globe. Our public cloud vendors and data centers are equipped with redundant power, cooling, and fire suppression. We also ensure that our data centers maintain connectivity to major internet service providers and are protected and surveilled by our Global Network Operations Center. In the event of a disaster or emergency, each data center can rely on a backup located outside of the primary site’s region where all critical data is replicated. In the event of a service failure, critical customer-facing solutions are set to resume service at the designated backup location.

Item 3. Legal Proceedings.

The information required under this Item 3 is set forth in Note 14 within “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of this Annual Report and is incorporated herein by this reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

On June 23, 2021, our common stock began trading on the Nasdaq under the symbol “FA.” Prior to that time, there was no public market for our common stock.

Holders of Record

As of February 21, 2025, the closing price of our common stock on the Nasdaq was $18.24 per share and we had 17 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Issuer Purchases of Equity Securities

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

In connection with the execution of the Merger Agreement (as defined below), on February 28, 2024, the Company suspended purchases under its Repurchase Program, which has expired.

Since August 2, 2022 and through December 31, 2024, the Company repurchased approximately $119.5 million of shares under the Repurchase Program. All share repurchases were made under the Company's publicly announced program, and there are no other programs under which the Company repurchases shares. The following information relates to the Company’s purchase of its common stock during each month within the fourth quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2024 through October 31, 2024	—	$—	—	$80,478,639
November 1, 2024 through November 30, 2024	—	$—	—	$80,478,639
December 1, 2024 through December 31, 2024	—	$—	—	$80,478,639
Total	—	$—	—
(1)
Average price paid per share for shares purchased as part of our Repurchase Program (includes brokerage commissions).
(2)
The Repurchase Program expired on December 31, 2024.

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

The following graph depicts the total cumulative stockholder return on our common stock from the closing price on June 23, 2021, the first day of trading of our common stock on the Nasdaq, through December 31, 2024, relative to the performance of the Russell 2000 and S&P 500 Index. The graph assumes an initial investment of $100.00 at the close of trading on June 23, 2021 and that all dividends paid by the Company and the companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

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

Our comprehensive product suite includes criminal background checks, drug and health screening, extended workforce screening, biometrics and identity, education and work verifications, resident screening, fleet and driver compliance, executive screening, data analytics, continuous monitoring, social media monitoring, and hiring tax incentives.

On October 31, 2024, we completed our acquisition of Sterling, a global provider of technology-enabled background and identity verification services. This strategic acquisition enhances our capabilities and expands our service offerings, allowing us to deliver a comprehensive hiring and risk management solution that begins with identity verification and extends through criminal background screening, credential verification, drug and health screening, and ongoing risk monitoring.

Together, we derive a substantial majority of our revenues from pre-onboarding screening and perform screens in over 200 countries and territories, enabling us to serve as a one-stop-shop provider to both multinational companies and growth companies. Our 80,000 customers are global enterprises, mid-sized companies, and small companies, and our products and solutions are used by personnel in recruiting, human resources, risk, compliance, vendor management, safety, and/or security.

Our products are sold both individually and packaged. Our platforms offer flexibility for customers to specify which products to include in their screening package, such as Social Security numbers, criminal records, education and work verifications, sex offender registry, and global sanctions. Generally, our customers order a background screening package or selected combination of screens related to a single individual before they onboard that individual. The type and mix of products and solutions we sell to a customer vary by customer size, their screening requirements, and industry vertical. Therefore, order volumes are not comparable across both customers and periods. Pricing can also vary considerably by customer depending on the product mix in their screening packages, order volumes, screening requirements and preferences, pass-through and third-party out of pocket costs, and bundling of products.

We enter into contracts with our customers that are typically three years in length. These contracts set forth the general terms and pricing of our products and solutions but generally do not include minimum order volumes or committed order volumes. Additionally, a majority of Sterling’s enterprise customer contracts are exclusive to Sterling or require Sterling to be used as the primary provider. Due to our contract terms and the nature of the background screening industry, we determined our contract terms for ASC 606 purposes to be three years or less. We typically bill our customers at the end of each month and recognize revenues as completed orders are reported or otherwise made available to our customers. Approximately 90% of the criminal searches performed in the United States are completed the same day they are submitted.

We generated revenues of $860.2 million for the year ended December 31, 2024, which represents an increase of 12.6% as compared to $763.8 million for the year ended December 31, 2023. Approximately 86% of our revenues for the year ended December 31, 2024 was generated in the U.S., while the remaining 14% was generated abroad. Other than the United States, no single country accounted for 10% or more of our total revenues for the year ended December 31, 2024.

Segments

We manage our business and report our financial results in three reportable segments, First Advantage Americas, First Advantage International, and Sterling:

•
First Advantage Americas. This segment pertains to our Legacy First Advantage business and performs a variety of background check and compliance services across all phases of the workforce lifecycle from pre-onboarding services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent workers, tenants, and drivers. We generally classify our service offerings into three categories: pre-onboarding, post-onboarding, and adjacent products. We deliver our solutions across multiple industry verticals in the United States, Canada, and Latin America.
•
First Advantage International. The First Advantage International segment pertains to our Legacy First Advantage business and provides services similar to our Americas segment in regions outside of the Americas. We primarily deliver our solutions across multiple industry verticals in the Europe, India, and Asia Pacific.
•
Sterling. This segment is comprised of the acquired entity, Sterling Check Corp., which was acquired on October 31, 2024. The Sterling segment provides similar services as compared to First Advantage’s Americas and International segments on a global basis.

Recent Developments

Acquisition of Sterling Check Corp.

On February 28, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among First Advantage, Sterling Check Corp., a Delaware corporation (“Sterling”), and Starter Merger Sub, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of First Advantage (“Merger Sub”).

On October 31, 2024, following the satisfaction or waiver of the applicable closing conditions, including receipt of the requisite regulatory approvals, First Advantage completed its acquisition of Sterling, pursuant to the Merger Agreement. Under the terms of the Merger Agreement, Merger Sub, merged with and into Sterling, with Sterling continuing as the surviving corporation in such merger and becoming an indirect, wholly owned subsidiary of First Advantage. The Sterling stockholders received approximately $1,168.1 million in cash and 27.15 million shares of First Advantage common stock with a fair value of $494.6 million. We believe the transaction extends First Advantage’s high-quality and cost-effective background screening, identity, and verification technology solutions for the benefit of both companies' customers across industry verticals and geographies. The cash-and-stock transaction values Sterling at approximately $2.2 billion and was financed through cash on hand and the issuance of new debt and common stock. See Note 7. “Debt,” to the audited consolidated financial statements included elsewhere in this Annual Report for further information.

Factors Affecting Operating Results

We believe that the future growth and profitability of our business depend on numerous factors, including the following:

Macroeconomic and Job Environment

Our results are impacted by our customers’ underlying business performance and hiring trends, which drive their demand for background screening and adjacent products. Our customers’ business can be affected by a variety of factors, including general economic conditions, hiring velocity and turnover, and other industry-related trends. We are also exposed to macroeconomic cyclicality, as companies typically reduce employee hiring and flexible workforces in weaker economic environments, which can impact demand for our products and solutions. Recent trends in macroeconomic factors, including inflation, interest rates, recent declines in hiring activity and job openings, stability of the global banking system, global health crises, global supply chain constraints, and global economic and geopolitical developments, continue to negatively impact portions of the global economy, and create volatility in the financial markets.

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

In January 2022, the Company completed its asset acquisition of Form I-9 Compliance (“Form I-9”), a U.S.-based technology solution and consulting service provider for I-9 and E-Verify compliance. The acquisition was effective as of January 1, 2022 and strategically expanded the Company’s product suite offerings through the addition of new I-9 and employment eligibility solutions. Results of operations have been included in our First Advantage Americas segment from the effective date of the acquisition.

In September 2023, the Company acquired 100% of the equity interest of a U.S.-based digital identity and biometrics solutions company. The acquired company operates under the trade name Infinite ID. Results of operations have been included in our First Advantage Americas segment from the date of the acquisition.

As discussed above, on October 31, 2024, the Company completed its acquisition of Sterling. Results of operations have been included in our Sterling segment from the date of the acquisition.

Acquiring New Customers

We are focused on continuing to grow our customer base, particularly with respect to high-growth Enterprise customers in attractive industry verticals. In 2024, we performed nearly 190 million screens on behalf of 80,000 customers, spanning the globe and all major industry verticals. Our customer acquisition strategy depends on our ability to continue to cost-effectively offer innovative and comprehensive products and solutions, execute our verticalized go-to-market strategy, and maintain our reputation and brand. New customers typically begin generating revenues within a number of months of executing a contract and increase order volumes over the subsequent three to five month period. We believe there is opportunity to continue to increase our domestic and international market share, grow our international customer base, and increase adoption and expansion of screening and verification products and solutions.

Expanding Wallet Share with Existing Customers

Our growth in revenues depends on our ability to sell more products and solutions to existing customers. We typically grow our revenues over time with customers as their underlying screening volumes grow and as they roll out our products and solutions to new divisions or geographies, increase our wallet share in multi-provider programs, perform more extensive screens, and purchase additional products and solutions such as identity solutions, continuous screening, hiring tax credits, employment eligibility, and fleet solutions. Our Customer Success teams work closely with our customers to further develop their screening, compliance, and risk management programs within their organization and in doing so, frequently identify opportunities to expand their relationship with First Advantage. Our revenue growth with existing customers is also dependent upon our ability to retain customers. We achieved a gross retention rate of approximately 96% for 2024.

Developing New Products to Expand Our Revenue Opportunity with Existing Customers

We plan to continue to expand our data solutions and adjacent sources of revenues. For example, we are currently investing in criminal and verifications data products and identity services. In addition, we are developing innovative solutions that align with our capabilities in areas such as biometric verification, fraud mitigation, driver and vehicle compliance, and remote drug testing.

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

Our historical margin expansion has been largely driven by increased automation and deployment of RPA technologies in the background screening process, which has increased our speed, efficiency, quality, and operating leverage. Additionally, we have gained operating leverage from efficiencies and managing general and administrative costs. In order to grow profitably, we make strategic investments that generate incremental revenues and enable us to deliver our products and solutions and support our customers in a cost-effective manner. Our ability to innovate and drive future reductions of operating costs through automation and digitization does require up-front investment.

Recently Issued Accounting Standards

See Note 2 to the audited consolidated financial statements included elsewhere in this Annual Report for disclosure of the impact that recent accounting pronouncements may have on the consolidated financial statements.

Components of our Results of Operations

Revenues

The Company derives revenues from a variety of background screening and adjacent products that cover all phases of the workforce lifecycle from pre-onboarding screening services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent workers, tenants, and drivers. We generally classify our products and solutions into three major categories: pre-onboarding, post-onboarding, and adjacent products, each of which is enabled by our technologies, proprietary internal databases, and data analytics capabilities. Pre-onboarding products, which comprise the substantial majority of our revenues, span an extensive array of products that customers typically utilize to enhance their applicant evaluation process and support compliance with their workforce onboarding criteria from the time an application is submitted to an applicant’s successful onboarding. Post-onboarding products are comprised of continuous monitoring, re-screening, and other solutions to help our customers keep their end customers, workforces, and other stakeholders safer, more productive, and more compliant. Adjacent products include products that complement our pre-onboarding and post-onboarding solutions such as fleet and vehicle compliance, hiring tax credits and incentives, resident and tenant screening, employment eligibility, and investigative research.

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
•
Selling, General, and Administrative Expense: Consists of sales, customer success, marketing, and general and administrative expenses. Sales, customer success, and marketing expenses consist primarily of employee compensation such as salaries, bonuses, sales commissions, share-based compensation, and other employee benefits for our verticalized sales and customer success teams. General and administrative expenses include travel expenses and various corporate functions including finance, human resources, legal, and other administrative roles, in addition to certain professional service fees and expenses incurred in connection with our IPO and our acquisition of Sterling. We expect our selling, general, and administrative expenses to increase in the short-term, primarily as a result of additional Sterling integration costs. Over the long-term, we expect our selling, general, and administrative expenses to decrease as a percentage of revenues as we leverage our past investments. We do not allocate depreciation and amortization to selling, general, and administrative expenses.

•
Depreciation and Amortization: Property and equipment consisting mainly of capitalized software costs, furniture, hardware, and leasehold improvements are depreciated or amortized and reflected as operating expenses. We also amortize the capitalized costs of finite-life intangible assets acquired in connection with business combinations.

We have a flexible cost structure that allows our business to adjust quickly to the impacts of macroeconomic events and scale to meet the needs of large new customers. Operating expenses are influenced by the amount of revenues, customer mix, and product mix that contribute to our revenues for any given period. As revenues grow, we would generally expect cost of services to grow in a similar fashion, albeit influenced by the effects of automation, productivity, and other efficiency initiatives as well as customer and product mix shifts and third-party pass-through costs. We regularly review expenses and investments in the context of revenue growth and any shifts we identify in the business in order to align with our overall financial objectives. While we expect operating expenses to increase in absolute dollars to support our continued growth, we believe that, in the long term, operating expenses as a percentage of total revenues will decline gradually in the future as our business grows and our operating efficiency and automation initiatives continue to advance.

Other Expense, Net

Our other expense, net consists of the following:

•
Interest expense, net: Relates primarily to our debt service costs, the interest-related unrealized gains and losses of our interest rate derivative instruments and, to a lesser extent, the interest on our finance lease obligations and the amortization of deferred financing costs. Additionally, interest expense, net includes interest income earnings on our cash and cash equivalent balances held in interest-bearing accounts. We also earn interest income on our short-term investments which are fixed-time deposits having a maturity date within twelve months.
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

Results of Operations

Comparison of Results of Operations for the Year Ended December 31, 2024 compared to the Year Ended December 31, 2023 and for the Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	2022
Revenues	$860,205	$763,761	$810,023

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	448,911	386,777	408,928
Product and technology expense	63,817	49,263	51,931
Selling, general, and administrative expense	263,942	116,732	116,640
Depreciation and amortization	145,919	129,473	138,246
Total operating expenses	922,589	682,245	715,745
(Loss) income from operations	(62,384)	81,516	94,278

Other Expense, Net:
Interest expense, net	51,848	33,040	9,199
Loss on extinguishment of debt	383	—	—
Total other expense, net	52,231	33,040	9,199
(Loss) income before provision for income taxes	(114,615)	48,476	85,079
(Benefit) provision for income taxes	(4,342)	11,183	20,475
Net (loss) income	$(110,273)	$37,293	$64,604
Net (loss) income margin	(12.8)%	4.9%	8.0%

Revenues

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenues
First Advantage Americas	$658,758	$673,075	$694,865
First Advantage International	96,854	96,832	122,599
Sterling	113,068	—	—
Eliminations	(8,475)	(6,146)	(7,441)
Total revenues	$860,205	$763,761	$810,023

Revenues were $860.2 million for the year ended December 31, 2024, compared to $763.8 million for the year ended December 31, 2023. Revenues for the year ended December 31, 2024 increased by $96.4 million, or 12.6%, compared to the year ended December 31, 2023.

The increase in revenues is due to:

•
revenues of $121.5 million, or 15.9%, from acquisitions, primarily attributable to the $113.1 million, or 13.1%, of revenue recognized as a result of the acquisition of Sterling on October 31, 2024, and
•
revenues of $28.0 million, or 3.7%, from new customers, primarily attributable to our First Advantage Americas segment.

The increase in revenues was offset by a net decrease of $53.1 million, or 7.0%, in existing customer revenues, primarily driven by the impact of macroeconomic factors affecting the hiring industry which have resulted in reduced demand from our customers and the impact of lost accounts. These consolidated decreases were partially offset by ongoing strength in upselling and cross-selling to existing customers, contributing $40.8 million, or 5.3%, of additional revenues, and increased revenues from certain existing customers that were impacted by macroeconomic conditions to a lesser extent, as compared to other existing customers.

Pricing remained relatively stable across all periods.

Revenues were $763.8 million for the year ended December 31, 2023, compared to $810.0 million for the year ended December 31, 2022. Revenues for the year ended December 31, 2023 decreased by $46.3 million, or 5.7%, compared to the year ended December 31, 2022.

The decrease in revenues was primarily due to a net decrease of $84.3 million, or 10.4%, in existing customer revenues, primarily driven by reduced demand from our customers more impacted by the macroeconomic conditions in 2023 (as compared to 2022), the elevated levels of growth experienced in the first half of 2022 due to the post-pandemic recovery that was not sustained into 2023, and the impact of lost accounts. In the First Advantage Americas segment, certain industry verticals were impacted by reduced hiring activity, resulting in lower revenues. In the First Advantage International segment, declines were more significantly experienced in the India and APAC markets relative to other markets in that segment. These consolidated decreases were partially offset by ongoing strength in upselling and cross-selling to existing customers, contributing $36.9 million, or 4.6%, of additional revenues, and increased revenues from certain existing customers that were impacted by macroeconomic conditions to a lesser extent as compared to other existing customers.

The decrease in existing customer revenues was offset by:

•
revenues of $35.1 million, or 4.3%, from new customers, primarily attributable to our First Advantage Americas segment; and
•
revenues of $2.9 million, or 0.4%, attributable to the Infinite ID acquisition in the First Advantage Americas segment.

Cost of Services

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	2022
Cost of services	$448,911	$386,777	$408,928
Revenues	860,205	763,761	810,023
Cost of services as a % of revenue	52.2%	50.6%	50.5%

Cost of services was $448.9 million for the year ended December 31, 2024, compared to $386.8 million for the year ended December 31, 2023. Cost of services for the year ended December 31, 2024 increased by $62.1 million, or 16.1%, compared to the year ended December 31, 2023.

The increase in cost of services was primarily due to $68.2 million of Sterling costs of services recognized after the Sterling acquisition.

The increase in cost of services was offset by:

•
a $5.4 million decrease in variable third-party data expenses of Legacy First Advantage as a result of decreased revenue volumes, variation in customer ordering mix, and increased automation; and
•
a $0.8 million decrease in personnel expenses in the operations and customer care functions of Legacy First Advantage as a result of productivity efficiencies from the implementation of additional automation programs.

Cost of services as a percentage of revenues was 52.2% for the year ended December 31, 2024, compared to 50.6% for the year ended December 31, 2023. The cost of services percentage of revenues for the year ended December 31, 2024 was impacted by Sterling’s higher relative cost of services and variation in customer ordering mix.

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

Product and Technology Expense

	Year Ended December 31,
(in thousands)	2024	2023	2022
Product and technology expense	$63,817	$49,263	$51,931

Product and technology expense was $63.8 million for the year ended December 31, 2024, compared to $49.3 million for the year ended December 31, 2023. Product and technology expense for the year ended December 31, 2024 increased by $14.6 million, or 29.5%, compared to the year ended December 31, 2023.

The increase in product and technology expense was primarily due to:

•
$10.8 million of Sterling expenses recognized after the Sterling acquisition, of which approximately $2.1 million related to increases in cash compensation expense due to the conversion of Sterling equity awards to cash awards as part of the transaction and $1.8 million related to post-combination restructuring costs;
•
a $4.5 million increase in Legacy First Advantage personnel expenses as a result of increased share-based compensation expense and additional investments made to enhance our product, solutions, and technology platform; and
•
a $1.6 million increase in professional service fees.

The increase was partially offset by a $1.8 million decrease in Legacy Fist Advantage software license fees.

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

The decrease in product and technology expense was partially offset by a $1.1 million increase in software licensing related expenses.

Selling, General, and Administrative Expense

	Year Ended December 31,
(in thousands)	2024	2023	2022
Selling, general, and administrative expense	$263,942	$116,732	$116,640

Selling, general, and administrative expense was $263.9 million for the year ended December 31, 2024, compared to $116.7 million for the year ended December 31, 2023. Selling, general, and administrative expense for the year ended December 31, 2024 increased by $147.2 million, or 126.1%, compared to the year ended December 31, 2023.

Selling, general, and administrative expense increased primarily due to:

•
a $112.9 million increase in additional costs attributable to the Sterling acquisition, of which $55.1 million related to professional service, legal, and other fees, $38.9 million related to increases in cash compensation expense due to the conversion of Sterling equity awards to cash awards as part of the transaction, $16.5 million related to debt refinancing costs, and $2.4 million in transaction related bonuses;
•
$26.4 million of Sterling expenses recognized after the Sterling acquisition, of which $8.8 million relates to post-combination restructuring costs
•
a $11.1 million increase in Legacy First Advantage share-based compensation expense primarily as a result of a modification to the vesting terms of outstanding unvested and unearned performance-based equity awards in May 2023 and incremental awards granted and modifications made to the equity award agreements for the Company’s former Chief Financial Officer and former President, Americas, as part of each executive’s retirement agreement; and
•
a $1.6 million increase in expenses related to litigation in the ordinary course of business.

The increase in selling, general, and administrative expense was partially offset by:

•
a $3.5 million decrease in Legacy First Advantage personnel expenses due to certain cost savings actions taken by the Company primarily in the second half of 2023 and the nonrecurring separation costs related to these savings not recurring in 2024; and

•
a $1.6 million decrease in expenses related to the impairment of certain operating lease assets resulting from office space exited in 2023 that did not reoccur in 2024.

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

Depreciation and Amortization

	Year Ended December 31,
(in thousands)	2024	2023	2022
Depreciation and amortization	$145,919	$129,473	$138,246

Depreciation and amortization was $145.9 million for the year ended December 31, 2024, compared to $129.5 million for the year ended December 31, 2023. Depreciation and amortization for the year ended December 31, 2024 increased by $16.4 million, or 12.7% compared to the year ended December 31, 2023. This increase was primarily due to the impact of the step up in fair value of property and equipment and intangible assets as a result of the application of purchase accounting related to the acquisition of Sterling, which is being amortized on an accelerated basis based on the relative projected discounted cash flows of each asset.

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

Interest Expense, Net

	Year Ended December 31,
(in thousands)	2024	2023	2022
Interest expense, net	$51,848	$33,040	$9,199

Interest expense, net was $51.8 million for the year ended December 31, 2024, compared to $33.0 million for the year ended December 31, 2023. Interest expense, net for the year ended December 31, 2024 increased by $18.8 million, or 56.9%, compared to the year ended December 31, 2023.

This increase in interest expense was primarily attributable to higher interest expense on the Company’s Amended First Lien Credit Facility (as defined below), resulting from an incremental term loan principal amount of $1,620.3 million and an incremental revolver available amount of $150.0 million, in connection with the acquisition of Sterling in October 2024. Increases in interest expense were offset by fluctuations in unrealized gains and losses on the Company’s interest swaps resulting from interest rate volatility.

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

Loss on Extinguishment of Debt

	Year Ended December 31,
(in thousands)	2024	2023	2022
Loss on extinguishment of debt	$383	$—	$—

Loss on extinguishment of debt for the year ended December 31, 2024, relates to expenses stemming from the write-off of debt issuance costs associated with the October 2024 refinancing of the First Lien Credit Agreement in connection with the acquisition of Sterling.

Provision for Income Taxes

	Year Ended December 31,
(in thousands)	2024	2023	2022
(Benefit) provision for income taxes	$(4,342)	$11,183	$20,475

Our provision for income taxes was $(4.3) million for the year ended December 31, 2024, compared to $11.2 million for the year ended December 31, 2023. Our provision for income taxes for the year ended December 31, 2024 decreased by $15.5 million, compared to the year ended December 31, 2023.

The decrease in our provision for income taxes was primarily due to the loss before income taxes during the year ended December 31, 2024, as compared to income before income taxes during the year ended December 31, 2023, and the increase of the nondeductible share-based compensation and transaction costs incurred in connection with the Sterling acquisition.

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

Net (Loss) Income and Net (Loss) Income Margin

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	2022
Net (loss) income	$(110,273)	$37,293	$64,604
Net (loss) income margin	(12.8)%	4.9%	8.0%

Net (loss) income was $(110.3) million for the year ended December 31, 2024, compared to $37.3 million for the year ended December 31, 2023. Net income for the year ended December 31, 2024 decreased by $147.6 million, or 395.7%, compared to the year ended December 31, 2023.

Net (loss) income margin was (12.8)% for the year ended December 31, 2024, compared to 4.9% the year ended December 31, 2023, as increases in selling, general, and administrative expenses, primarily as a result of the Company’s acquisition of Sterling and reduced demand from customers more impacted by macroeconomic events, contributed to lower profitability.

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

Adjusted EBITDA was $249.3 million, $237.6 million, and $248.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. This represented an Adjusted EBITDA Margin of 29.0%, 31.1%, and 30.7% for the years ended December 31, 2024, 2023, and 2022, respectively.

Adjusted EBITDA for the year ended December 31, 2024 increased by $11.7 million, or 4.9%, compared to the year ended December 31, 2023, primarily due to the acquisition of Sterling. Adjusted EBITDA for Legacy First Advantage for the year ended December 31, 2024 decreased by $9.4 million or 3.9%, compared to the year ended December 31, 2023, as macroeconomic events impacted our revenues attributed to existing customers. These decreases were partially offset by increased revenues from certain existing and new customers, including ongoing strength in upselling and cross-selling, cost structure benefits due to increased automation, operational efficiencies, and certain other cost savings actions taken by the Company.

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

The following table presents a reconciliation of Adjusted EBITDA for the periods presented.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net (loss) income	$(110,273)	$37,293	$64,604
Interest expense, net	51,848	33,040	9,199
(Benefit) provision for income taxes	(4,342)	11,183	20,475
Depreciation and amortization	145,919	129,473	138,246
Loss on extinguishment of debt	383	—	—
Share-based compensation(a)	31,762	15,265	7,856
Transaction and acquisition-related charges(b)	128,234	4,364	6,018
Integration, restructuring, and other charges(c)	5,771	6,938	2,512
Adjusted EBITDA	$249,302	$237,556	$248,910
(a)
Share-based compensation for the years ended December 31, 2024 and 2023, include approximately $13.1 million and $6.6 million, respectively, of incrementally recognized expense associated with the May 2023 vesting modification. Share-based compensation for the year ended December 31, 2024 also includes approximately $4.2 million of incrementally recognized expense associated with the retirements of the Company's former Chief Financial Officer and former President, Americas. See Note 11 to the audited consolidated financial statements included elsewhere in this Annual Report for further information.
(b)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the year ended December 31, 2024 include approximately $125.7 million of expense associated with the acquisition of Sterling, primarily consisting of $41.2 million of compensation expense attributable to converted Sterling equity awards, of which $38.9 million related to accelerated vesting for employees terminated after the acquisition, $45.8 million of legal, regulatory, integration, and diligence professional service fees, $16.5 million in debt refinancing costs, $10.7 million in post-combination restructuring expenses, $9.5 million in success-based banking fees, and $2.0 million of other one-time transaction charges. Also includes incremental professional service fees incurred related to the initial public offering and the subsequent one-time compliance efforts. The year ended December 31, 2022 includes a transaction bonus expense related to one of the Company’s 2021 acquisitions.
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

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	2022
Adjusted EBITDA	$249,302	$237,556	$248,910
Revenues	860,205	763,761	810,023
Adjusted EBITDA Margin	29.0%	31.1%	30.7%

The following table presents a calculation of Adjusted EBITDA and Adjusted EBITDA Margin by segment for the periods presented. Refer to Note 18 to the audited consolidated financial statements included elsewhere in this Annual Report for a reconciliation of Adjusted EBITDA for the periods presented by segment.

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	2022
Adjusted EBITDA (1)
First Advantage Americas	$210,990	$221,645	$221,655
First Advantage International	17,194	15,911	27,255
Sterling	21,118	—	—
Adjusted EBITDA	$249,302	$237,556	$248,910

Revenues
First Advantage Americas	$658,758	$673,075	$694,865
First Advantage International	96,854	96,832	122,599
Sterling	113,068	—	—
Less: intersegment eliminations	(8,475)	(6,146)	(7,441)
Total revenues	$860,205	$763,761	$810,023

Adjusted EBITDA Margin
First Advantage Americas	32.0%	32.9%	31.9%
First Advantage International	17.8%	16.4%	22.2%
Sterling	18.7%	n/a	n/a
Adjusted EBITDA Margin	29.0%	31.1%	30.7%
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

Adjusted Net Income was $123.7 million, $145.8 million, and $156.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. Adjusted Diluted Earnings Per Share was $0.82, $1.00, and $1.03 for the years ended December 31, 2024, 2023, and 2022, respectively.

Adjusted Net Income for the year ended December 31, 2024 decreased by $22.1 million, or 15.1%, compared to the year ended December 31, 2023. Adjusted Diluted Earnings Per Share for the year ended December 31, 2024 decreased by $0.18, or 18.0%, compared to the year ended December 31, 2023. Adjusted Net Income and Adjusted Diluted Earnings Per Share declined during the year ended December 31, 2024, as reduced demand from customers more impacted by macroeconomic events contributed to lower revenues and profitability. Adjusted Net Income and Adjusted Diluted Earnings Per Share were further impacted by changes in acquisition-related depreciation and amortization and our capital structure that are captured in interest expense. Gains or losses and actual cash payments and receipts on the Company’s interest rate swaps impact the comparability of Adjusted Net Income and Adjusted Diluted Earnings Per Share across historical periods. Adjusted Diluted Earnings Per Share is further impacted by the acquisition of Sterling and shares repurchased previously under the Company’s Repurchase Program.

Adjusted Net Income for the year ended December 31, 2023 decreased by $10.7 million, or 6.8%, compared to the year ended December 31, 2022. Adjusted Diluted Earnings Per Share for the year ended December 31, 2023 decreased by $0.03, or 2.9%, compared to the year ended December 31, 2022. Adjusted Net Income and Adjusted Diluted Earnings Per Share declined during the year ended December 31, 2023, as reduced demand from customers more impacted by macroeconomic events contributed to lower revenues and profitability. Adjusted Net Income and Adjusted Diluted Earnings Per Share were further impacted by changes in acquisition-related depreciation and amortization and changes in our capital structure that are captured in interest expense. Gains or losses and actual cash payments and receipts on the Company’s interest rate swaps impact the comparability of Adjusted Net Income and Adjusted Diluted Earnings Per Share across historical periods. Adjusted Diluted Earnings Per Share was further impacted by shares repurchased under the Company’s Repurchase Program.

The following table presents a reconciliation of Adjusted Net Income for the periods presented.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net (loss) income	$(110,273)	$37,293	$64,604
(Benefit) provision for income taxes	(4,342)	11,183	20,475
(Loss) income before provision for income taxes	(114,615)	48,476	85,079
Debt-related charges(a)	549	12,845	(9,569)
Acquisition-related depreciation and amortization(b)	112,966	102,659	115,944
Share-based compensation(c)	31,762	15,265	7,856
Transaction and acquisition-related charges(d)	128,234	4,364	6,018
Integration, restructuring, and other charges(e)	5,771	6,938	2,512
Adjusted Net Income before income tax effect	164,667	190,547	207,840
Less: Adjusted income taxes(f)	40,953	44,759	51,378
Adjusted Net Income	$123,714	$145,788	$156,462

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented.

	Year Ended December 31,
	2024	2023	2022
Diluted net (loss) income per share (GAAP)	$(0.74)	$0.26	$0.43
Adjusted Net Income adjustments per share
(Benefit) provision for income taxes	(0.03)	0.08	0.13
Debt-related charges(a)	0.00	0.09	(0.06)
Acquisition-related depreciation and amortization(b)	0.75	0.70	0.76
Share-based compensation(c)	0.21	0.10	0.05
Transaction and acquisition-related charges(d)	0.85	0.03	0.04
Integration, restructuring, and other charges(e)	0.05	0.05	0.02
Adjusted income taxes(f)	(0.27)	(0.31)	(0.34)
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.82	$1.00	$1.03

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP)	148,582,226	146,226,096	151,807,139
Options and restricted stock not included in weighted average number of shares outstanding—diluted (GAAP) (using treasury stock method)	2,606,405	—	—
Adjusted weighted average number of shares outstanding—diluted (Non-GAAP)	151,188,631	146,226,096	151,807,139
(a)
Represents the non-cash interest expense related to the amortization of debt issuance costs for the 2021 February and 2024 October refinancing of the Company’s First Lien Credit Facility (as defined below). This adjustment also includes the impact of the change in fair value of interest rate swaps, which represents the difference between the fair value gains or losses and actual cash payments and receipts on the interest rate swaps.
(b)
Represents the depreciation and amortization expense related to incremental intangible and developed technology assets recorded due to the application of ASC 805, Business Combinations. As a result, the purchase accounting related depreciation and amortization expense will recur in future periods until the related assets are fully depreciated or amortized, and the related purchase accounting assets may contribute to revenue generation.
(c)
Share-based compensation for the years ended December 31, 2024 and 2023, include approximately $13.1 million and $6.6 million, respectively, of incrementally recognized expense associated with the May 2023 vesting modification. Share-based compensation for the year ended December 31, 2024 also includes approximately $4.2 million of incrementally recognized expense associated with the retirements of the Company's former Chief Financial Officer and former President, Americas. See Note 11 to the audited consolidated financial statements included elsewhere in this Annual Report for further information.
(d)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the year ended December 31, 2024 include approximately $125.7 million of expense associated with the acquisition of Sterling, primarily consisting of $41.2 million of compensation expense attributable to converted Sterling equity awards, of which $38.9 million related to accelerated vesting for employees terminated after the acquisition, $45.8 million of legal, regulatory, integration, and diligence professional service fees, $16.5 million in debt refinancing costs, $10.7 million in post-combination restructuring expenses, $9.5 million in success-based banking fees, and $2.0 million of other one-time transaction charges. Also includes incremental professional service fees incurred related to the initial public offering and the subsequent one-time compliance efforts. The year ended December 31, 2022 includes a transaction bonus expense related to one of the Company’s 2021 acquisitions.
(e)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, (gains) losses on the sale of assets, and other non-recurring items.
(f)
Effective tax rates of approximately 24.9%, 23.5%, and 24.7%, have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had net operating loss carryforwards of approximately $15.3 million for federal income tax purposes available to reduce future income subject to income taxes. As a result, the amount of actual cash taxes we may pay for federal income taxes differs significantly from the effective income tax rate computed in accordance with GAAP and from the normalized rate shown above.

Liquidity and Capital Resources

Liquidity

The Company’s primary liquidity requirements are for working capital, debt service, continued investments in software development and other capital expenditures and other strategic investments, including the acquisition of Sterling. In addition, income taxes are and will be a material use of funds, depending on our future profitability, and future tax rates. The Company’s liquidity needs are met primarily through existing balance sheet cash, cash flows from operations, as well as funds available under our revolving credit facility and proceeds from our term loan borrowings, including incremental term loan borrowings incurred to fund the acquisition of Sterling pursuant to commitment letters entered into with certain financial institutions. Our cash flows from operations include cash received from customers, less cash costs to provide services to our customers, which includes general and administrative costs and interest payments.

As of December 31, 2024, we had $168.7 million in cash and cash equivalents and $250.0 million available under our revolving credit facility. As of December 31, 2024, we had $2,185.0 million of total debt outstanding. We believe our cash on hand, together with amounts available under our revolving credit facility, and cash provided by operating activities are and will continue to be adequate to meet our operational and business needs in the next twelve months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors that may be beyond our control, including those described under “Risk Factors.”

Share Repurchase Program

On August 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock over the 12-month period ending August 2, 2023. Stock repurchases may be effected through open market repurchases at prevailing market prices, including through the use of block trades and trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately-negotiated transactions, through other transactions in accordance with applicable securities laws, or a combination of these methods on such terms and in such amounts as the Company deems appropriate and will be funded from available capital. The Company is not obligated to repurchase any specific number of shares, and the timing, manner, value, and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price and liquidity requirements, other business considerations and general market and economic conditions. No shares will be purchased from SLP Fastball Aggregator, L.P. and its affiliates. The Company may discontinue or modify purchases without notice at any time. The Company has used its existing cash to fund repurchases made under the share repurchase program.

On November 8, 2022, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $150.0 million and extended the program through December 31, 2023. On February 28, 2023, the Company’s Board of Directors authorized an increase to the total available amount under its Repurchase Program to $200.0 million. On September 14, 2023, the Company announced that its Board of Directors approved a one-year extension of its share repurchase authorization, extending the previously authorized $200.0 million program through December 31, 2024. In connection with the execution of the Merger Agreement, on February 28, 2024, the Company suspended purchases under its Repurchase Program. Since August 2, 2022 and through December 31, 2024, the Company repurchased approximately $119.5 million of shares under the Repurchase Program. There have been no additional authorizations for share repurchases after the expiration of the Repurchase Program.

Dividend

On August 8, 2023, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share to stockholders of record at the close of business on August 21, 2023. Since August 31, 2023 through December 31, 2024, the Company has paid an aggregate cash dividend of $218.0 million with cash from the balance sheet.

Credit Agreement

At December 31, 2023, First Advantage Holdings, LLC, an indirect wholly-owned subsidiary of the Company, was a party to a First Lien Credit Agreement (as amended, “Credit Agreement”), which provided for a term loan of $766.6 million due January 31, 2027 (“First Lien Credit Facility”), carrying an interest rate of 2.75% to 3.00%, based on the first lien ratio, plus the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (“SOFR”) (subsequent to an amendment in June 2023 to transition the reference rate from LIBOR (the London Interbank Offer Rate)), with the addition of an applicable margin, and a $100.0 million revolving credit facility due July 31, 2026 (“Revolver”).

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

As a result of the refinancing, the Company incurred $0.4 million of loss on extinguishment of debt, related to the write-off of certain unamortized deferred financing costs.

Borrowings under the 2024 First Lien Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) a base rate or (b) SOFR, which is subject to a floor of 0.00% per annum. The applicable margins under the 2024 First Lien Credit Agreement are subject to stepdowns based on our first lien net leverage ratio. In addition, the borrower, First Advantage Holdings, LLC is required to pay a commitment fee on any unutilized commitments under the revolving credit facility. The commitment fee rate ranges between 0.25% and 0.50% per annum based on our first lien net leverage ratio. The borrower is also required to pay customary letter of credit fees. The Amended First Lien Credit Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount. The Amended Revolver has no amortization.

The 2024 First Lien Credit Agreement requires the borrower to prepay outstanding term loans, subject to certain exceptions, with certain proceeds from non-ordinary course asset sales, issuance of debt not permitted by the credit agreement to be incurred and annual excess cash flows. In addition, any voluntary prepayment of term loans in connection with certain repricing transactions on or prior to April 30, 2025 are subject to a 1.00% prepayment premium. Otherwise, the borrower may voluntarily repay outstanding loans without premium or penalty, other than customary “breakage” costs.

The 2024 First Lien Credit Agreement is unconditionally guaranteed by Fastball Parent, Inc., a wholly-owned subsidiary of the Company and the direct parent of the borrower, and material wholly owned domestic restricted subsidiaries of Fastball Parent, Inc. The 2024 First Lien Credit Agreement and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by (1) a first priority security interest in certain tangible and intangible assets of the borrower and the guarantors and (2) a first-priority pledge of 100% of the capital stock of the borrower and of each wholly-owned material restricted subsidiary of the borrower and the guarantors (which pledge, in the case of any non-U.S. subsidiary of a U.S. subsidiary, does not include more than 65% of the voting stock of such non-U.S. subsidiary).

The 2024 First Lien Credit Agreement contains customary affirmative covenants, negative covenants and events of default (including upon a change of control). The 2024 First Lien Credit Agreement also includes a “springing” first lien net leverage ratio test, applicable only to the Amended Revolver, that requires such ratio to be no greater than 7.75:1.00 on the last day of any fiscal quarter if more than 40.0% of the Amended Revolver is utilized on such date.

Cash Flow Analysis

Comparison of Cash Flows for the Year Ended December 31, 2024 compared to the Year Ended December 31, 2023 and for the Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

The following table is a summary of our cash flow activity for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by operating activities	$28,196	$162,820	$212,770
Net cash used in investing activities	(1,651,988)	(66,847)	(48,596)
Net cash provided by (used in) financing activities	1,581,065	(273,556)	(59,154)

Cash Flows from Operating Activities

For the years ended December 31, 2024, 2023, and 2022, net cash provided by operating activities was $28.2 million, $162.8 million, and $212.8 million, respectively.
Cash flows from operating activities for the year ended December 31, 2024 were impacted by the timing of payments of legal, regulatory, professional service, banking, and other one-time fees related to the Company’s acquisition of Sterling, as well as the cash payout of Sterling converted cash awards. Cash flows from operating activities were further impacted by the continuation of more modest hiring activity from our customers resulting from the current hiring environment.

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

Cash Flows from Investing Activities

For the years ended December 31, 2024, 2023, and 2022, net cash used in investing activities was $1,652.0 million, $66.8 million, and $48.6 million, respectively.

The cash flows used in investing activities for the year ended December 31, 2024 were primarily impacted by the Sterling acquisition, of which $1,687.2 million was in the form of cash. The remaining investing cash flows are driven primarily by capitalized software development costs and purchases of property and equipment as the Company continued to make incremental investments in its technology platform.

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

Cash Flows from Financing Activities

For the years ended December 31, 2024, 2023, and 2022, net cash provided by (used in) financing activities was $1,581.1 million, $(273.6) million, and $(59.2) million, respectively.

Net cash used in financing activities for the year ended December 31, 2024 was driven by the Company’s October 2024 refinancing of the First Lien Credit Agreement in connection with the acquisition of Sterling. Cash inflows related to this refinancing were $1,679.1 million, partially offset by cash outflows of $59.2 million. As part of the refinancing, the Company paid $38.2 million related to new debt issuance costs. The remaining outflows primarily consisted of payments on a deferred purchase of a software platform and dividends paid on vested RSUs as a result of the Company’s August 2023 one-time special dividend. These outflows were offset partially by cash inflows related to share-based compensation activity.

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

Contractual Obligations and Commitments

Contractual obligations for the Company are comprised of debt, leases, purchase obligations, uncertain tax positions, and other commitments. The following sections provide details of material cash requirements from known contractual and other obligations as of December 31, 2024.

Debt

As of December 31, 2024, the Company had $2,185.0 million outstanding under its 2024 First Lien Credit Agreement due October 31, 2031. Principal payments totaling $21.9 million are due within the next twelve months, as detailed further in Note 7 to the audited consolidated financial statements included elsewhere in this Annual Report. Future interest payments associated with the 2024 First Lien Credit Agreement total $1,088.7 million, with $161.6 million payable within the next twelve months. Estimated future interest payments are based on the actual interest rates on individual debt and swap agreements outstanding at December 31, 2024. Actual interest rates on our variable rate debt and interest rate swap agreements, and the actual amount of our variable indebtedness could vary from the amounts used to compute the amounts.

As of December 31, 2024, we had no borrowings outstanding under our Revolver.

Leases

As of December 31, 2024, total contractual obligations for operating leases were $15.7 million. This excludes operating leases with original maturities of less than one year, which are not recorded in our consolidated balance sheet. As of December 31, 2024, nominal outstanding amounts were due under finance lease agreements.

For further information, see Note 15 to the audited consolidated financial statements included elsewhere in this Annual Report.

Purchase Obligations

The Company has entered into a six month contract with a third-party service provider which contains a minimum volume commitment. The Company expects to exceed the stipulated minimum volume of purchases required in 2025 through the ordinary course of business.

Uncertain Tax Positions

The Company has accrued approximately $5.7 million for uncertain tax positions and accrued interest and penalties of $1.2 million related to the uncertain tax positions as of December 31, 2024. See Note 9 to the audited consolidated financial statements included elsewhere in this Annual Report for further information.

Other Commitments

At December 31, 2024, the Company had accrued $11.6 million relating to legal proceedings in which the Company believes a loss is both probable and estimable. See Note 14 to the audited consolidated financial statements included elsewhere in this Annual Report for further information.

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

For quantitative goodwill impairment tests, the fair value for each reporting unit is determined using a discounted cash flow method. Key assumptions for computing fair value include discount rate, long term growth rate, foreign currency exchange rate, and cash flow projections for each reporting unit. No goodwill impairment was recognized for 2024. See Note 2 to the audited consolidated financial statements included elsewhere in this Annual Report for more information on our goodwill impairment testing.

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

ASC 740 requires a valuation allowance to reduce the deferred income tax assets recorded if, based on the weight of the evidence, it is more likely than not, that some or all of the deferred income tax assets will not be realized. The Company evaluates all of the positive and negative evidence quarterly to determine the need for a valuation allowance. After consideration of all of the evidence, the Company has determined that a valuation allowance of $5.6 million and $1.9 million is necessary at December 31, 2024 and 2023, respectively.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. We record the effect of a tax rate or law change on our deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on our results of operations, financial condition, or cash flows.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in the United States and elsewhere. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on estimates of whether, and the extent to which, additional taxes will be due in accordance with the authoritative guidance regarding the accounting for uncertain tax positions. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. The Company classifies interest and penalties associated with its unrecognized tax benefits as a component of income tax expense (see Note 9 to the audited consolidated financial statements included elsewhere in this Annual Report).

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

Interest Rate Risk

We had cash and cash equivalents of $168.7 million and $213.8 million as of December 31, 2024 and 2023, respectively. Our cash and cash equivalents consist primarily of bank demand deposits. We hold cash, cash equivalents, and for working capital purposes. We do not enter into investments for trading or speculative purposes.

We do not have material exposure to market risk with respect to our cash, cash equivalents, or as these consist primarily of highly liquid investments purchased with original maturities of twelve months or less at December 31, 2024 and 2023.

Our debt includes variable-rate debt and a revolving credit facility that bear interest based on SOFR. As a result, we are exposed to fluctuations in interest rates on our long-term debt. The carrying value of our long-term debt, excluding finance lease and other long-term obligations, was $2,121.3 million as of December 31, 2024. The carrying value of the 2024 First Lien Credit Facility Term Loans approximates its fair value as of December 31, 2024 as the underlying interest rate is tied to the Secured Overnight Financing Rate. As of December 31, 2024, a hypothetical 100 basis point change in the interest rate would increase or decrease the interest expense on the 2024 First Lien Credit Facility for the next 12 months by approximately $21.7 million. See Note 7 to the audited consolidated financial statements included elsewhere in this Annual Report for more information on our debt offerings and any outstanding debt.

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

In December 2023, the Company entered into two interest rate swap agreements, each with a notional amount of $150.0 million. Effective December 29, 2023, the first interest rate swap agreement hedged our floating SOFR rate outstanding debt with a fixed rate of 3.86%. Effective March 1, 2024, the second interest rate swap agreement hedged our floating SOFR rate outstanding debt with a fixed rate of 3.76%. Both interest rate swap agreements mature on December 31, 2026.

In August 2024, the Company entered into an interest rate swap agreement with a notional amount of $160.0 million that matures on December 31, 2026. The interest rate swap hedged our floating SOFR rate outstanding debt with a fixed rate of 3.72%.

In November 2024, the Company entered into an interest rate swap agreement with a notional amount of $275.0 million that matures on December 31, 2026. The interest rate swap hedged our floating SOFR rate outstanding debt with a fixed rate of 3.94%.

Refer to Note 8 to the audited consolidated financial statements included elsewhere in this Annual Report for more information about our interest rate collar agreement.

Foreign Currency Risk

We have exposure to the effects of foreign currency exchange rate fluctuations due to our global operations. The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. Principal foreign currency exposures relate primarily to the British Pound Sterling, Indian Rupee, and to a lesser extent the Australian Dollar, Canadian Dollar, Chinese Renminbi, Hong Kong Dollar, and Philippine Peso.

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

We historically have not hedged our investments in foreign subsidiaries or our exposure to transaction gains or losses resulting from fluctuations in foreign currency exchange rates. Currency translation (loss) income included in other comprehensive (loss) income were approximately $(16.2) million, $1.2 million, and $(20.7) million, for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Sterling Check Corp., acquired on October 31, 2024, which is included in our consolidated financial statements since the date of acquisition and represented 7.1% of our total assets as of December 31, 2024 after excluding goodwill and intangible assets acquired, and 13.1% of our total revenues for the year ended December 31, 2024. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from its assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. We are in the process of integrating the operations of Sterling Check Corp. within our internal control structure. Accordingly, management has excluded controls relating to Sterling Check Corp. in its assessment.

Based on this assessment using those criteria, our management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report, which appears in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Item 9B. Other Information.

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted a written Global Code of Conduct and Ethics that applies to all of our directors, officers, and employees, including our Chief Executive Officer and Chief Financial Officer. Our Global Code of Conduct and Ethics is posted under the “Governance” section on our website, https://investors.fadv.com/. Our Global Code of Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website.

The remaining information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

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

3.1	Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated by reference to Exhibit 3.1 of First Advantage’s Form 8-K filed on June 25, 2021).
3.2	Amended and Restated Bylaws of First Advantage Corporation (incorporated by reference to Exhibit 3.2 of First Advantage’s Form 8-K filed on June 25, 2021).
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

10.16 †	Form of Option Conversion Notice (incorporated by reference to Exhibit 4.12 to First Advantage’s Registration Statement on Form S-8 filed on June 25, 2021).

Exhibit Number	Description
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

10.29†

Retirement Agreement, dated as of August 7, 2024, between David L. Gamsey and First Advantage Corporation (incorporated herein by reference to Exhibit 10.1 of First Advantage’s Form 8-K filed on August 8, 2024).

10.30†

Retirement Agreement, dated as of September 3, 2024, between Joseph Jaeger and First Advantage Corporation (incorporated herein by reference to Exhibit 10.1 of First Advantage’s Form 8-K filed on September 3, 2024).

10.31

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

10.33

Amendment No. 2 to First Lien Credit Agreement, dated May 28, 2021, among Fastball Parent, Inc., First Advantage Holdings, LLC, the lenders form time to time party thereto, and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.12 filed to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.34

Amendment No. 3 to First Lien Credit Agreement, dated as of June 23, 2023, among First Advantage Holdings, LLC, the revolving lenders party thereto, and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to First Advantage’s Quarterly Report on Form 10-Q filed on August 9, 2023).

Exhibit Number	Description
10.35

Amendment No. 4 to the First Lien Credit Agreement, among Fastball Parent, Inc., First Advantage Holdings, LLC, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent and the Issuing Banks party thereto from time to time, dated October 31, 2024 (incorporated by reference to Exhibit 10.2 to First Advantage’s Form 8-K filed on October 31, 2024).

10.36	Form of Indemnification Agreement (for directors) (incorporated by reference to Exhibit 10.34 to First Advantage’s Annual Report on Form 10-K filed on February 29, 2024).
10.37

Amended and Restated Stockholders’ Agreement, dated as of February 28, 2024, by and among First Advantage Corporation, SLP Fastball Aggregator, L.P. and certain stockholders of First Advantage Corporation party thereto (incorporated herein by reference to Exhibit 10.3 of First Advantage’s Form 8-K filed on March 1, 2024).

19.1	First Advantage Corporation Securities Trading Policy.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	First Advantage Corporation Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to First Advantage’s Annual Report on Form 10-K filed on February 29, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

† Compensatory arrangements for director(s) and/or executive officer(s).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ADVANTAGE CORPORATION

Date: February 27, 2025	By:	/s/ Steven Marks
Steven Marks
Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Staples	Chief Executive Officer and Director	February 27, 2025
Scott Staples	(principal executive officer)

/s/ Steven Marks	Executive Vice President & Chief Financial Officer	February 27, 2025
Steven Marks	(principal financial and accounting officer)

/s/ Joseph Osnoss	Director	February 27, 2025
Joseph Osnoss

/s/ Susan R. Bell	Director	February 27, 2025
Susan R. Bell

/s/ James L. Clark	Director	February 27, 2025
James L. Clark

/s/ Bridgett R. Price	Director	February 27, 2025
Bridgett R. Price

/s/ John Rudella	Director	February 27, 2025
John Rudella

/s/ Judith Sim	Director	February 27, 2025
Judith Sim

/s/ Bianca Stoica	Director	February 27, 2025
Bianca Stoica

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of First Advantage Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of First Advantage Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Sterling Check Corp., acquired on October 31, 2024, which is included in the Company’s consolidated financial statements since the date of acquisition and represented 7.1% of total assets as of December 31, 2024 after excluding goodwill and intangible assets acquired, and 13.1% of total revenues for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Sterling Check Corp.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

February 27, 2025

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of First Advantage Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Advantage Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders’ equity for the years ended December 31, 2024, 2023, and 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024, 2023, and 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

Revenue – Refer to Notes 2 and 10 to the consolidated financial statements

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
o
Performed substantive analytical procedures to test the Company’s recorded revenue and evaluate trends.
o
Performed detail transaction testing on a sample of revenue transactions by agreeing the amounts recognized to source documents and testing the mathematical accuracy of the recorded revenue.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 27, 2025

We have served as the Company's auditor since 2013.

First Advantage Corporation

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$168,688	$213,774
Restricted cash	795	138
Accounts receivable (net of allowance for doubtful accounts of $3,832 and $1,036 at December 31, 2024 and 2023, respectively)	266,800	142,690
Prepaid expenses and other current assets	31,041	13,426
Income tax receivable	8,669	3,710
Total current assets	475,993	373,738
Property and equipment, net	307,539	79,441
Goodwill	2,124,528	820,654
Intangible assets, net	987,948	344,014
Deferred tax asset, net	5,682	2,786
Other assets	21,203	10,021
TOTAL ASSETS	$3,922,893	$1,630,654
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$120,872	$47,024
Accrued compensation	52,805	16,379
Accrued liabilities	44,700	16,162
Current portion of long-term debt	21,850	—
Current portion of operating lease liability	4,245	3,354
Income tax payable	1,942	264
Deferred revenues	4,274	1,856
Total current liabilities	250,688	85,039
Long-term debt (net of deferred financing costs of $41,861 and $6,268 at December 31, 2024 and 2023, respectively)	2,121,289	558,456
Deferred tax liability, net	222,738	71,274
Operating lease liability, less current portion	9,149	5,931
Other liabilities	11,990	3,221
Total liabilities	2,615,854	723,921
COMMITMENTS AND CONTINGENCIES (Note 14)
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 173,171,145 and 145,074,802 shares issued and outstanding as of December 31, 2024 and 2023, respectively	173	145
Additional paid-in-capital	1,504,007	977,290
Accumulated deficit	(159,808)	(49,545)
Accumulated other comprehensive loss	(37,333)	(21,157)
Total equity	1,307,039	906,733
TOTAL LIABILITIES AND EQUITY	$3,922,893	$1,630,654

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Operations and Comprehensive (Loss) Income

	Year Ended December 31,
(in thousands, except share and per share amounts)	2024	2023	2022
REVENUES	$860,205	$763,761	$810,023

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization below)	448,911	386,777	408,928
Product and technology expense	63,817	49,263	51,931
Selling, general, and administrative expense	263,942	116,732	116,640
Depreciation and amortization	145,919	129,473	138,246
Total operating expenses	922,589	682,245	715,745
(LOSS) INCOME FROM OPERATIONS	(62,384)	81,516	94,278

OTHER EXPENSE, NET:
Interest expense, net	51,848	33,040	9,199
Loss on extinguishment of debt	383	—	—
Total other expense, net	52,231	33,040	9,199
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(114,615)	48,476	85,079
(Benefit) provision for income taxes	(4,342)	11,183	20,475
NET (LOSS) INCOME	$(110,273)	$37,293	$64,604

Foreign currency translation (loss) income	(16,176)	1,174	(20,694)
COMPREHENSIVE (LOSS) INCOME	$(126,449)	$38,467	$43,910

NET (LOSS) INCOME	$(110,273)	$37,293	$64,604
Basic net (loss) income per share	$(0.74)	$0.26	$0.43
Diluted net (loss) income per share	$(0.74)	$0.26	$0.43
Weighted average number of shares outstanding - basic	148,582,226	144,083,808	150,227,213
Weighted average number of shares outstanding - diluted	148,582,226	146,226,096	151,807,139

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(110,273)	$37,293	$64,604
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	145,919	129,473	138,246
Loss on extinguishment of debt	383	—	—
Amortization of deferred financing costs	2,619	1,807	1,804
Bad debt expense (recovery)	158	(56)	207
Deferred taxes	(31,418)	(19,497)	4,597
Share-based compensation	31,762	15,265	7,856
Loss on foreign currency exchange rates	—	8	91
(Gain) loss on disposal of fixed assets and impairment of ROU assets	(275)	1,608	1,263
Change in fair value of interest rate swaps	(10,511)	116	(12,429)
Changes in operating assets and liabilities:
Accounts receivable	20,775	2,339	9,149
Prepaid expenses and other assets	(1,908)	13,440	4,892
Accounts payable	(25,450)	(8,503)	2,983
Accrued compensation and accrued liabilities	7,176	(9,301)	(11,365)
Deferred revenues	762	788	91
Operating lease liabilities	(883)	(1,378)	(898)
Other liabilities	(961)	347	4,724
Income taxes receivable and payable, net	321	(929)	(3,045)
Net cash provided by operating activities	28,196	162,820	212,770
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(1,619,812)	(41,122)	(19,052)
Purchases of property and equipment	(1,720)	(2,085)	(6,165)
Capitalized software development costs	(30,545)	(25,614)	(22,363)
Other investing activities	89	1,974	(1,016)
Net cash used in investing activities	(1,651,988)	(66,847)	(48,596)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from First Lien Credit Facility	1,679,093	—	—
Repayments of First Lien Credit Facility	(59,200)	—	—
Payments of debt issuance costs	(38,212)	—	—
Proceeds from issuance of common stock under share-based compensation plans	14,653	4,565	3,522
Net settlement of share-based compensation plan awards	(14,305)	(350)	(378)
Payments on deferred purchase agreements	(703)	(938)	(884)
Cash dividends paid	(255)	(217,739)	—
Share repurchases	—	(58,990)	(60,530)
Payments on finance lease obligations	(6)	(104)	(884)
Net cash provided by (used in) financing activities	1,581,065	(273,556)	(59,154)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(1,702)	(301)	(6,014)
(Decrease) increase in cash, cash equivalents, and restricted cash	(44,429)	(177,884)	99,006
Cash, cash equivalents, and restricted cash at beginning of period	213,912	391,796	292,790
Cash, cash equivalents, and restricted cash at end of period	$169,483	$213,912	$391,796

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$23,388	$31,623	$17,475
Cash paid for interest	$65,767	$45,697	$27,042
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on account	$539	$118	$105
Non-cash property and equipment additions	$540	$—	$—
Excise taxes on share repurchases incurred but not paid	$—	$490	$—
Dividends declared but not paid	$—	$614	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
BALANCE – December 31, 2021	$153	$1,165,163	$(31,441)	$(1,637)	$1,132,238
Share-based compensation	—	7,856	—	—	7,856
Repurchases of common stock	(4)	—	(60,526)	—	(60,530)
Proceeds from issuance of common stock under share-based compensation plans	0	3,522	—	—	3,522
Common stock withheld for tax obligations on restricted stock unit and option settlement	0	(378)	—	—	(378)
Foreign currency translation	—	—	—	(20,694)	(20,694)
Net income	—	—	64,604	—	64,604
BALANCE – December 31, 2022	$149	$1,176,163	$(27,363)	$(22,331)	$1,126,618
Share-based compensation	—	15,265	—	—	15,265
Repurchases of common stock	(5)	—	(59,475)	—	(59,480)
Cash dividends declared, $1.50 per share	—	(218,353)	—	—	(218,353)
Proceeds from issuance of common stock under share-based compensation plans	1	4,565	—	—	4,566
Common stock withheld for tax obligations on restricted stock unit and option settlement	(0)	(350)	—	—	(350)
Foreign currency translation	—	—	—	1,174	1,174
Net income	—	—	37,293	—	37,293
BALANCE – December 31, 2023	$145	$977,290	$(49,545)	$(21,157)	$906,733
Share-based compensation	—	31,762	—	—	31,762
Issuance of common stock upon the acquisition of Sterling Check Corp.	27	490,072	—	—	490,099
Fair value of assumed Sterling equity awards to receive equity awards attributable to pre-combination service	—	4,487	—	—	4,487
Cash dividends declared, $1.50 per share	—	48	—	—	48
Excise tax on repurchase of common stock	—	—	10	—	10
Proceeds from issuance of common stock under share-based compensation plans	2	14,653	—	—	14,655
Net settlement of restricted stock units and option awards	(1)	(14,305)	—	—	(14,306)
Foreign currency translation	—	—	—	(16,176)	(16,176)
Net loss	—	—	(110,273)	—	(110,273)
BALANCE – December 31, 2024	$173	$1,504,007	$(159,808)	$(37,333)	$1,307,039

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Notes to Consolidated Financial Statements

Note 1. Organization, Nature of Business, and Basis of Presentation

First Advantage Corporation, a Delaware corporation, was formed on November 15, 2019. Hereafter, First Advantage Corporation and its subsidiaries will collectively be referred to as the “Company.” On October 31, 2024, the Company completed the acquisition of Sterling Check Corp. (“Sterling”) (the “Sterling Acquisition”), a leading provider of background screening and identity verification services. See Note 3. “Acquisitions” for additional information on the acquisition.

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

Adjacent products include products that complement our pre-onboarding and post-onboarding products and solutions. This includes fleet and vehicle compliance, hiring tax credits and incentives, resident and tenant screening, employment eligibility, and investigative research.

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

Segments — Operating segments are businesses for which separate financial information is available and evaluated regularly by our chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The CODM is determined to be the Chief Executive Officer (“CEO”).

The Company’s three reportable segments include:

•
First Advantage Americas. This segment pertains to our Legacy First Advantage business and performs a variety of background check and compliance services across all phases of the workforce lifecycle from pre-onboarding services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent workers, tenants, and drivers. We generally classify our service offerings into three categories: pre-onboarding, post-onboarding, and adjacent products. We deliver our solutions across multiple industry verticals in the United States, Canada, and Latin America.
•
First Advantage International. The First Advantage International segment pertains to our Legacy First Advantage business and provides services similar to our Americas segment in regions outside of the Americas. We primarily deliver our solutions across multiple industry verticals in the Europe, India, and Asia Pacific.
•
Sterling. This segment is comprised of the acquired entity, Sterling Check Corp., which was acquired on October 31, 2024. The Sterling segment provides similar services as compared to First Advantage’s Americas and International segments on a global basis.

The Company’s segment disclosure provides the users of its consolidated financial statements with a view of the business that is consistent with the view of the CODM of the Company. As of December 31, 2024, we were still assessing changes in our internal management reporting structure to incorporate Sterling and the effects it may have on our reportable segments. In future periods, the CODM may begin receiving and managing the business using revised discrete financial information. We will report changes to reportable segments and recast prior periods to reflect the change, as necessary, in the period the revised discrete financial information is first utilized. Details of segment results are discussed in Note 18, “Reportable Segments.”

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

The carrying amounts of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these financial instruments (Level 1). The fair values and carrying values of the Company’s long-term debt are disclosed in Note 7, “Debt”.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3
Assets
Interest rate swaps	$—	$3,110	$—
Liabilities
Interest rate swaps	$—	$247	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Other intangible assets are subject to nonrecurring fair value measurement as the result of business acquisitions. The fair values of these assets were estimated using the present value of expected future cash flows through unobservable inputs (Level 3).

Cash and Cash Equivalents — The Company considers cash equivalents to be cash and all short-term investments that have an original maturity of ninety days or less. Interest income earned on short-term investments and interest bearing accounts is included in interest expense, net in the accompanying consolidated statements of operations and comprehensive (loss) income. The Company recorded $9.6 million, $13.4 million, and $5.0 million of interest income for the years ended December 31, 2024, 2023, and 2022, respectively. Outstanding checks in excess of funds on deposit are classified as current liabilities in the accompanying consolidated balance sheets. As of December 31, 2024 and 2023, the Company had no outstanding checks in excess of funds on deposit.

Accounts Receivable — Accounts receivable are due from customers in a broad range of industries located throughout the United States and internationally. Credit is extended based on evaluation of the customer’s financial condition, and generally, collateral is not required.

The allowance for all uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions, and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance for doubtful accounts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believes will be collected. The Company believes that the allowance for doubtful accounts at December 31, 2024 and 2023 is reasonably stated.

Property and Equipment — Property and equipment are recorded at cost. Property and equipment include computer software for internal uses either developed internally, acquired by business combination or otherwise purchased. Software development costs, including internal personnel and third-party professional services, are capitalized during the application development stage of initial development or during development of new features and enhancements. Amortization commences when the software is placed into service and is computed using the straight-line method over the useful lives of the underlying software of three to five years. This is based on the historical observed pace of change in the Company’s delivery, technology, and product offerings as well as market competition. The Company amortizes purchased software using the straight-line method over the estimated useful life of three to five years and incremental software acquired by business combination on an accelerated basis over its expected useful life of five years. Software development costs not meeting the criteria for capitalization are expensed as incurred.

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

Goodwill, Trade Names, Customer Lists, and Other Intangible Assets — The Company tests goodwill for impairment annually as of October 31 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. During 2023, the Company changed its annual impairment testing date from December 31 to October 31. The Company believes the new date is preferable because it aligns the impairment test with the budgeting processes. The Company applied the change in accounting principle prospectively. The change in the annual impairment testing date did not delay, accelerate, or avoid an impairment charge. Goodwill is tested for impairment at the reporting unit level using a fair value approach. At October 31, 2024, the Company had three reporting units comprised of First Advantage Americas, First Advantage International, and Sterling. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. The Company performs a quantitative impairment test every three years, irrespective of the outcome of the Company’s qualitative assessment. No impairment charges have been required.

The Company’s trade names are amortized on an accelerated basis over their expected useful lives ranging from five to twenty years. The Company recorded $9.3 million, $7.3 million, and $7.6 million of amortization expense related to trade names for the years ended December 31, 2024, 2023, and 2022, respectively.

Customer lists are amortized on an accelerated basis based upon their estimated useful lives, ranging from thirteen to fourteen years.

The Company recorded $58.9 million, $54.6 million, and $60.7 million of amortization expense related to customer lists for the years ended December 31, 2024, 2023, and 2022, respectively.

The Company’s other intangible assets are amortized on a straight-line or accelerated basis over their expected useful life of five years. The Company recorded $0.5 million and $0.1 million of amortization expense related to other intangible assets for the year ended December 31, 2024 and 2023, respectively. No amortization expense was recorded for the year ended December 31, 2022.

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

The Company calculates additional tax provisions, where applicable, related to accounting for uncertainty in income taxes, which prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company adjusts its estimates of uncertain tax positions periodically because of ongoing examinations by, and settlements with, various taxing authorities, as well as changes in tax laws, regulations, and interpretations. The Company classifies interest and penalties associated with its unrecognized tax benefits as a component of income tax expense (see Note 9. “Income Taxes”).

Impairment of Long-Lived Assets — The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment, ROU assets, and finite-life intangible assets may not be recoverable. Conditions that could indicate an impairment assessment is needed include a significant decline in the observable market value of an asset or asset group, a significant change in the extent or manner in which an asset or asset group is used, or a significant adverse change that would indicate that the carrying amount of an asset or asset group is not recoverable. When factors indicate that these long-lived assets or asset groups should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived assets or asset groups will be recovered through the future undiscounted cash flows expected from use of the asset or asset group and its eventual disposition. If the carrying amount of the asset or asset group is determined not to be recoverable, an impairment charge is recorded based on the excess, if any, of the carrying amount over fair value. Fair values are determined based on quoted market values or discounted cash flows analyses as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment, right of use (“ROU”) assets, and finite-life intangible assets may warrant revision. No material impairment charges have been required for the years ended December 31, 2024, 2023 and 2022.

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

Advertising Costs — Advertising costs are expensed as incurred and are included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive (loss) income. Advertising costs were $2.9 million, $1.9 million, and $2.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Derivative Instruments — The Company is exposed to certain risks relating to its ongoing business operations and mitigates interest rate risk through the use of derivative instruments. Interest rate swaps have been entered into to manage a portion of the interest rate risk associated with the Company’s variable-rate borrowings.

In accordance with ASC 815, Derivatives and Hedging, the derivative instruments are recognized and subsequently measured on the balance sheet at fair value. The Company reviewed its interest rate swaps and determined they do not meet the definition of cash flow hedges. Therefore, the guidance requires that the change in fair value of the interest rate swaps be recognized as a component of income or expense in the consolidated statements of operations and comprehensive (loss) income (see Note 8. “Derivatives”).

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

The Company had one customer which represented approximately 12%, 12%, and 10% of its consolidated revenues for the years ended December 31, 2024, 2023, and 2022, respectively, in its First Advantage Americas segment. No other customer represented 10% or more of its revenue for these periods. The Company had one customer which represented approximately 17%, of its consolidated accounts receivable, net as of December 31, 2023. No other customers represented 10% or more of its consolidated accounts receivable, net for any period presented.

The Company has entered into interest rate derivative agreements with a counterparty bank to reduce its exposure to interest rate volatility. The Company has determined the counterparty bank to be a high credit quality institution. The Company does not enter into financial instruments for trading or speculative purposes.

Revenue Recognition — Revenues are recognized when control of the Company’s services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. In accordance with ASC 606, Revenue from Contracts with Customers revenues are recognized based on the following steps:

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

For revenue arrangements containing multiple services, the Company accounts for the individual service as separate performance obligations if they are distinct, the service is separately identifiable from other terms in the contract, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. If these criteria are not met, the promised services are accounted for as a combined performance obligation. The Company allocates the contract price to each performance obligation based on the standalone selling prices of each distinct product or service in the contract.

The Company considers negotiated and anticipated incentives and estimated adjustments, including historical collections experience, when recording revenues.

The Company’s contracts with customers generally include standard commercial payment terms acceptable in each region, and do not include any financing components. The Company does not have any significant obligations for refunds, warranties, or similar obligations. The Company records revenues net of sales taxes. Due to the Company’s contract terms and the nature of the background screening industry, the Company determined its contract terms for ASC 606 purposes are generally one year or less, but can extend up to three years in limited circumstances. Incremental costs of obtaining a contract with a customer are recognized as an asset if the benefit of such costs is expected to be longer than one year. Beginning in 2024, incremental costs primarily consist of sales commissions and are amortized over three years, for certain contracts, as management estimates that this corresponds to the period over which a customer benefits from the contract. Deferred commissions as of December 31, 2024 were immaterial and included in prepaid expenses and other current assets and other assets in the accompanying consolidated balance sheets.

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

Contract balances are generated when the revenues recognized in a given period varies from billing. A contract asset is created when the Company performs a service for a customer and recognizes more revenues than what has been billed. The Company recognizes these contract assets as accounts receivable, in the accompanying consolidated balance sheets, when a conditional right to consideration exists and transfer of control has occurred. A contract liability is created when the Company transfers a good or service to a customer and recognizes less than what has been billed. The Company recognizes these contract liabilities as deferred revenues, in the accompanying consolidated balance sheets, when the Company has an obligation to perform services for a customer in the future and has already received consideration from the customer.

Foreign Currency — The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using average exchange rates prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated net of tax in a separate component of equity. Currency translation (loss) income included in accumulated other comprehensive (loss) income were approximately $(16.2) million, $1.2 million, and $(20.7) million, for the years ended December 31, 2024, 2023, and 2022, respectively.

Gains or losses resulting from foreign currency transactions are included in the accompanying consolidated statements of operations and comprehensive (loss) income, except for those relating to intercompany transactions of a long-term investment nature, which are captured in a separate component of equity as accumulated other comprehensive income (loss). Currency transaction income (loss) included in the accompanying consolidated statements of operations and comprehensive (loss) income was approximately $0.4 million, $(0.1) million, and $2.3 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

Share-based Compensation — Prior to the Company’s Initial Public Offering (“IPO”), all share-based awards were issued by a parent of the Company under individual grant agreements and the partnership agreement (collectively the “2020 Equity Plan”). Following the IPO, share-based awards are issued to employees and non-employee directors under the 2021 Omnibus Incentive Plan (as amended by the First Amendment, dated as of May 10, 2023, the “2021 Equity Plan”). Both plans were designed with the intention of promoting the long-term success of the Company by attracting, motivating, and retaining key employees of the Company. Additionally, as discussed in Note 1. “Organization, Nature of Business, and Basis of Presentation”, the Company completed its cash-and-stock acquisition of Sterling on October 31, 2024. As part of the acquisition, certain outstanding equity awards held by Sterling employees were converted into equity awards of the Company (“Sterling Acquisition Awards”).

The Company accounts for awards issued in accordance with ASC 718, Compensation — Stock Compensation. Management expects to allow its employees granted awards under all plans to bear the risks and rewards normally associated with equity ownership for a reasonable period of time when all requisite vesting requirements have been rendered. No outstanding awards are callable, and therefore, the related share-based awards are classified as equity.

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

The potentially dilutive securities outstanding during the year ended December 31, 2024 had an anti-dilutive effect and were therefore not included in the calculation of diluted net loss per share for the period. The potentially dilutive securities outstanding during the years ended December 31, 2023 and 2022 had a dilutive effect and were included in the calculation of diluted net income per share for the period.

Recent Accounting Pronouncements —In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires a public business entity to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. The ASU also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. This guidance is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. The Company is currently evaluating the guidance and its impact to its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The guidance also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption of the amendment is permitted. The Company is currently evaluating the guidance and its impact to its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements — In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures. The amendments improve reportable segment disclosure requirements through enhanced disclosures over significant segment expenses regularly provided to the CODM, extending certain annual disclosures to interim periods, and through permitting more than one measure of segment profit or loss to be reported under certain conditions. We adopted this guidance effective January 1, 2024, resulting in enhanced disclosure of segment expenses along with greater detail of our CODM and how he uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources.

Note 3. Acquisitions

2024 Acquisition

On February 28, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among First Advantage, Sterling Check Corp., a Delaware corporation, and Starter Merger Sub, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of First Advantage (the “Merger Sub”).

On October 31, 2024, following the satisfaction or waiver of the applicable closing conditions, including receipt of the requisite regulatory approvals, First Advantage completed its acquisition of Sterling, pursuant to the Merger Agreement (the “Acquisition”). Under the terms of the Merger Agreement, Merger Sub merged with and into Sterling, with Sterling continuing as the surviving corporation in such merger and becoming an indirect, wholly owned subsidiary of First Advantage. The cash-and-stock transaction valued Sterling at approximately $2.2 billion and was financed through cash on hand and the issuance of new debt and common stock as described in Note 7, “Debt”.

Each share of Sterling common stock issued and outstanding, subject to limitations, was converted into the right to receive, at the holder's election and subject to proration, $16.73 in cash per share (the "Cash Consideration"), 0.979 shares of First Advantage common stock (the "Stock Consideration"), or a combination thereof (the “Merger Consideration”). No fractional shares of First Advantage Common Stock were issued. Sterling holders of restricted stock, restricted stock units, and net option shares (as calculated pursuant to the Merger Agreement) underlying in-the-money stock option awards of Sterling received the same election to receive the per-share Merger Consideration. Merger Consideration for unvested awards (other than unvested awards held by non-employee directors) was paid in the form of either an unvested cash award, an unvested First Advantage restricted stock award, or a First Advantage restricted stock unit at the holder’s election. First Advantage awards are subject to the same terms and conditions (including vesting) as applied to the replaced Sterling award. Any out-of-the-money Sterling stock options, whether vested or unvested, were canceled for no consideration.

The Sterling stockholders received consideration of approximately $1,168.1 million in cash and 27.15 million shares of First Advantage common stock with a fair value of $494.6 million.

Sterling was determined to constitute a business and the Company was deemed to be the acquirer under ASC 805. As a result, the Company has recorded the related purchase accounting as of October 31, 2024.The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date.

The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed (in thousands):

Consideration
Cash consideration	$1,152,163
Plus: fair value of assumed Sterling equity awards to receive cash attributable to pre-combination service	15,905
Plus: repayment of Sterling's outstanding debt	535,046
Plus: fair value of First Advantage common stock issued	490,098
Plus: fair value of assumed Sterling equity awards to receive equity awards attributable to pre-combination service	4,487
Total fair value of consideration transferred	$2,197,699
Current assets	$227,469
Property and equipment, including software developed for internal use	273,370
Intangible assets	717,000
Deferred tax asset	58,100
Other assets	12,516
Current liabilities	(149,818)
Deferred tax liability	(238,077)
Other liabilities	(16,226)
Total identifiable net assets	$884,334
Goodwill	$1,313,365

The fair values and useful lives of the acquired intangible assets by category were as follows (in thousands):

	Balance Sheet Location	Estimated Fair Values	Useful Life (in years)
Customer lists	Intangible assets, net	$655,000	14 years
Software developed for internal use	Property and equipment, net	259,000	5 years
Trade names	Intangible assets, net	62,000	5 years

Goodwill recognized is not expected to be deductible for tax purposes. Costs incurred by the Company related to the Acquisition were primarily composed of deferred financing costs associated with the new financing structure which have been capitalized within current and long-term debt in the accompanying consolidated balance sheets (see Note 7. “Debt”) and approximately $68.1 million of transaction costs, primarily consisting of change in control-related costs, professional service fees, and other third-party costs.

Additionally, for the year ended December 31, 2024, the Company recognized $41.2 million in compensation expense related to converted cash awards for post-combination services in the accompanying consolidated statements of operations and comprehensive (loss) income, of which $5.6 million remained unpaid and was included in accrued compensation in the accompanying consolidated balance sheet as of December 31, 2024. The Company recognized $4.4 million in share-based compensation expense related to converted equity awards for post-combination services in the accompanying consolidated statements of operations and comprehensive (loss) income. See Note 11. “Share-based Compensation” for further discussion.

Results of operations include revenues of $113.1 million and a net loss of $57.4 million related to the Company’s Sterling segment since the date of acquisition. The transaction extends First Advantage’s high-quality and cost-effective background screening, identity, and verification technology solutions for the benefit of both companies' customers across industry verticals and geographies.

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

Pro Forma Results

The following summary, prepared on a pro forma basis pursuant to ASC 805, presents the Company’s consolidated results of operations for the year ended December 31, 2024 and 2023, as if the Acquisition had been completed on January 1, 2023. The pro forma results below include the impact of certain adjustments related to the amortization of intangible assets, transaction-related costs incurred as of the acquisition date, and interest expense on related borrowings, and in each case, the related income tax effects, as well as certain other post-acquisition adjustments attributable to the Acquisition. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of the results of operations that actually would have been achieved had the Acquisition been consummated as of January 1, 2023.

	Year Ended December 31,
(in thousands, unaudited)	2024	2023
Revenue	$1,509,560	$1,482,850
Net loss	$(138,158)	$(193,293)

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

Goodwill recognized is not deductible for tax purposes. Results of operations have been included in the consolidated financial statements of the Company’s First Advantage Americas segment since the date of acquisition.

2022 Acquisition

On January 1, 2022, the Company completed its asset purchase of Form I-9 Compliance, a U.S.-based technology solution and consulting service provider for I-9 and E-Verify compliance, for cash consideration of approximately $19.8 million. The Company recognized $9.1 million of goodwill. Identifiable intangible assets related to this acquisition totaled $8.5 million, of which $6.1 million was attributable to a customer related intangible asset with an estimated useful life of thirteen years and $2.4 million was attributable to developed technology with a useful life of five years. Goodwill recognized is deductible for tax purposes. Results of operations have been included in the consolidated financial statements of the Company’s First Advantage Americas segment since the date of the acquisition.

Note 4. Property and Equipment, net

Property and equipment, net as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
Furniture and equipment	$32,054	$26,576
Capitalized software for internal use, acquired by business combination	490,346	232,505
Capitalized software for internal use, developed internally or otherwise purchased	125,973	86,704
Leasehold improvements	3,007	2,275
Total property and equipment	651,380	348,060
Less: accumulated depreciation and amortization	(343,841)	(268,619)
Property and equipment, net	$307,539	$79,441

Depreciation and amortization expense of property and equipment was approximately $77.2 million, $67.4 million, and $70.0 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid corporate insurance	$9,597	$2,862
Fair value of derivatives not designated as hedging instruments	3,110	1,986
Other current assets	21,444	10,564
Prepaid expenses and other current assets	$31,041	$13,426

Note 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 by reportable segment were as follows (in thousands):

	First Advantage Americas	First Advantage International	Sterling	Total
Balance – December 31, 2022	$677,171	$115,909	$—	$793,080
Acquisitions	26,519	—	—	26,519
Foreign currency translation	107	948	—	1,055
Balance – December 31, 2023	$703,797	$116,857	$—	$820,654
Acquisition	—	—	1,313,365	1,313,365
Adjustments to initial purchase price allocations	(368)	—	—	(368)
Foreign currency translation	(135)	(2,516)	(6,472)	(9,123)
Balance – December 31, 2024	$703,294	$114,341	$1,306,893	$2,124,528

The following summarizes the gross carrying value and accumulated amortization for the Company’s trade names, customer lists, and other intangible assets as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$157,740	$(39,265)	$118,475	5-20 years
Customer lists	1,170,327	(302,632)	867,695	13-14 years
Other intangible assets	2,400	(622)	1,778	5 years
Total	$1,330,467	$(342,519)	$987,948

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$96,321	$(30,092)	$66,229	20 years
Customer lists	520,105	(244,577)	275,528	13-14 years
Other intangible assets	2,400	(143)	2,257	5 years
Total	$618,826	$(274,812)	$344,014

Amortization expense of trade names, customer lists, and other intangible assets was approximately $68.7 million, $62.1 million, and $68.3 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

Amortization expense relating to trade names, customer lists, and other intangible assets is expected to be as follows (in thousands):

Years Ending December 31,
2025	$136,682
2026	137,341
2027	122,693
2028	111,583
2029	97,620
Thereafter	382,029
$987,948

Note 7. Debt

The fair value of the Company’s debt obligation approximated its book value as of December 31, 2024 and 2023 and consisted of the following (in thousands):

	December 31,
	2024	2023
First Lien Credit Agreement	$2,185,000	$564,724
Less: Current portion of long-term debt	(21,850)	—
Total long-term debt	$2,163,150	$564,724
Less: Deferred financing costs	(41,861)	(6,268)
Long-term debt, net	$2,121,289	$558,456

First Advantage Holdings, LLC, an indirect wholly-owned subsidiary of the Company, was a party to a First Lien Credit Agreement (as amended, “Credit Agreement”), which provided for a term loan of $766.6 million due January 31, 2027 (“First Lien Credit Facility”), carrying an interest rate of 2.75% to 3.00%, based on the first lien ratio, plus the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (“SOFR”)(subsequent to an amendment in June 2023 to transition the reference rate from LIBOR (the London Interbank Offer Rate)), with the addition of an applicable margin, and a $100.0 million revolving credit facility due July 31, 2026 (“Revolver”).

In connection with the acquisition of Sterling, on October 31, 2024, the Company refinanced its existing First Lien Credit Agreement and all related Sterling debt (the “2024 First Lien Credit Agreement”). The 2024 First Lien Credit Agreement provides for a term loan of $2.185 billion due October 31, 2031, carrying an interest rate of 3.00% to 3.25%, based on the first lien ratio, plus SOFR (“Amended First Lien Credit Facility”) and a $250.0 million revolving credit facility due October 31, 2029 (“Amended Revolver”). The effective interest rate on the Amended First Lien Credit Facility, which is calculated as the contractual interest rates adjusted for the debt issuance costs is 8.20%.

As a result of the refinancing, the Company incurred $0.4 million of loss on extinguishment of debt, related to the write-off of certain unamortized deferred financing costs.

Borrowings under the 2024 First Lien Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) a base rate or (b) SOFR, which is subject to a floor of 0.00% per annum. The applicable margins under the 2024 First Lien Credit Agreement are subject to stepdowns based on our first lien net leverage ratio. In addition, the borrower, First Advantage Holdings, LLC is required to pay a commitment fee on any unutilized commitments under the revolving credit facility. The commitment fee rate ranges between 0.25% and 0.50% per annum based on our first lien net leverage ratio. The borrower is also required to pay customary letter of credit fees. The Amended First Lien Credit Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount. The Amended Revolver has no amortization.

The 2024 First Lien Credit Agreement requires the borrower to prepay outstanding term loans, subject to certain exceptions, with certain proceeds from non-ordinary course asset sales, issuance of debt not permitted by the credit agreement to be incurred and annual excess cash flows. In addition, any voluntary prepayment of term loans in connection with certain repricing transactions on or prior to April 30, 2025 are subject to a 1.00% prepayment premium. Otherwise, the borrower may voluntarily repay outstanding loans without premium or penalty, other than customary “breakage” costs.

The 2024 First Lien Credit Agreement is unconditionally guaranteed by Fastball Parent, Inc., a wholly-owned subsidiary of the Company and the direct parent of the borrower, and material wholly owned domestic restricted subsidiaries of Fastball Parent, Inc. The 2024 First Lien Credit Agreement is collateralized by substantially all assets and capital stock owned by direct and indirect domestic subsidiaries and are governed by certain restrictive covenants including limitations on indebtedness, liens, and other corporate actions such as investments and acquisitions. In the event the Company’s outstanding indebtedness under the Amended Revolver exceeds 40.0% of the aggregate principal amount of the revolving commitments then in effect, it is required to maintain a consolidated first lien leverage ratio no greater than 7.75 to 1.00. As of December 31, 2024, there were no outstanding borrowings under the Amended Revolver and $2,185.0 million outstanding under the Amended First Lien Credit Facility. As the Company had no outstanding amounts under the Amended Revolver, it was not subject to the consolidated first lien leverage ratio covenant. The Company was compliant with all covenants under the agreement as of December 31, 2024.

Scheduled maturities of the Company’s debt as of December 31, 2024, are as follows (in thousands):

Years Ending December 31,
2025	$21,850
2026	21,850
2027	21,850
2028	21,850
2029	21,850
Thereafter	2,075,750
$2,185,000

Note 8. Derivatives

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

As of December 31, 2024, the Company had the following outstanding derivatives that were not designated as a hedge in qualifying hedging relationships:

Product	Effective Date	Maturity Date	Notional	Rate
Interest rate swap (a)	June 30, 2023	February 28, 2026	$100.0 million	4.32%
Interest rate swap	December 29, 2023	December 31, 2026	$150.0 million	3.86%
Interest rate swap	March 1, 2024	December 31, 2026	$150.0 million	3.76%
Interest rate swap	August 31, 2024	December 31, 2026	$160.0 million	3.72%
Interest rate swap	October 31, 2024	October 31, 2027	$275.0 million	3.94%

(a)
In conjunction with the June 2023 transition of the reference rate from LIBOR to SOFR, the fixed rate was reduced from 4.36% to 4.32%.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements; however, the Company has not elected to apply hedge accounting for these instruments.

The following is a summary of location and fair value of the financial positions recorded related to the derivative instruments (in thousands):

		Fair Value
		December 31,
Derivatives not designated as hedging instruments	Balance Sheet Location	2024	2023
Interest rate collars	Prepaid expenses and other current assets	$—	$1,986
Interest rate swaps	Prepaid expenses and other current assets	$3,110	$—
Interest rate swaps	Accrued liabilities	$247	$1,576

The following is a summary of location and amount of gains and (losses) recorded related to the derivative instruments (in thousands):

		Gain/(Loss)
		Year Ended December 31,
Derivatives not designated as hedging instruments	Income Statement Location	2024	2023	2022
Interest rate collars	Interest expense, net	$951	$865	$12,429
Interest rate swaps	Interest expense, net	$9,560	$(981)	$—

Note 9. Income Taxes

The Company is a U.S. domiciled corporation for tax purposes. The Company’s income tax expense and balance sheet accounts reflect the results of the Company and its subsidiaries.

The domestic and foreign components of income before provision for income taxes for the years ended December 31, 2024, 2023, and 2022, respectively, were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
(Loss) income before provision for income taxes from United States operations	$(144,187)	$25,250	$46,766
Income before provision for income taxes from foreign operations	29,572	23,226	38,313
(Loss) income before provision for income taxes	$(114,615)	$48,476	$85,079

The domestic and foreign components of the provision for income taxes for the years ended December 31, 2024, 2023, and 2022, respectively, were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$14,859	$18,486	$179
State	3,350	5,772	4,593
Foreign	7,385	6,480	9,817
Total Current	$25,594	$30,738	$14,589
Deferred:
Federal	$(26,129)	$(16,857)	$1,773
State	(2,447)	(2,313)	5,030
Foreign	(1,360)	(385)	(917)
Total Deferred	$(29,936)	$(19,555)	$5,886
Total	$(4,342)	$11,183	$20,475

The following table reconciles the U.S. statutory federal tax rate of 21% to the Company’s effective income tax rate of 3.79%, 23.07%, and 24.07%, for the years ended December 31, 2024, 2023, and 2022, respectively:

	Year Ended December 31,
	2024	2023	2022
U.S. statutory federal tax rate	21.00%	21.00%	21.00%
State and local income taxes – net of federal tax benefits	1.16	3.89	2.85
Foreign rate difference	(0.61)	0.59	0.67
Change in valuation allowances	(0.75)	0.83	(1.06)
GILTI inclusion	(0.25)	—	1.41
Transaction cost	(6.26)	0.31	—
Share-based and other compensation	(8.74)	3.36	0.62
Rate change impact	(1.49)	(0.66)	(0.43)
US research and development credit	1.22	(3.96)	(1.44)
Withholding tax	(1.02)	0.65	0.38
Return-to-provision adjustment	0.14	(3.56)	—
Other	(0.61)	0.62	0.07
Effective tax rate	3.79%	23.07%	24.07%

As of December 31, 2024, the Company had approximately $146.2 million of accumulated unremitted earnings generated by its foreign subsidiaries. Under the U.S. Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”), a portion of these earnings was subject to U.S. federal taxation with the one-time transition tax. With the exception of certain unremitted earnings in Canada, China, and India, the Company asserted indefinite reinvestment on its unremitted earnings as well as any other additional outside basis differences of its foreign subsidiaries at December 31, 2024. Any future reversals could be subject to additional foreign withholding taxes, U.S. state taxes, and certain tax impacts relating to foreign currency exchange effects on any future repatriations of the unremitted earnings.

The primary components of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2024 and 2023 consist of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Federal net operating loss carryforwards	$3,219	$—
State net operating loss carryforwards	7,952	5,101
Foreign net operating loss carryforwards	7,613	5,653
Deferred revenues	481	394
Disallowed interest	21,815	—
Bad debt reserves	476	276
Employee benefits	5,565	1,237
Share-based compensation	3,473	660
Accrued expenses and loss reserves	5,569	2,460
Section 267 adjustment	5,272	3,742
Other deferred tax assets	895	653
Less: Valuation allowances	(5,635)	(1,863)
Total deferred tax asset	$56,695	$18,313
Deferred tax liabilities:
Customer lists	$(191,705)	$(54,777)
Trade names	(28,903)	(16,420)
Prepaid assets	(3,351)	—
Goodwill	(17,615)	(12,929)
Operating lease asset	(2,823)	—
Depreciable and other amortizable assets	(27,104)	(251)
Other deferred liabilities	(2,250)	(2,424)
Total deferred tax liability	$(273,751)	$(86,801)
Net deferred tax liability	$(217,056)	$(68,488)

As of December 31, 2024 and 2023, the Company believes that federal, state, and foreign net operating loss carryforwards will be available to reduce future taxable income after taking into account various federal and foreign limitations on the utilization of such net operating loss carryforwards. The net operating loss carryforward balances as of December 31, 2024 and 2023, are as follows (in thousands):

	December 31,
	2024	2023
Federal	$15,329	$—
State	91,612	97,659
Foreign	32,296	24,980
	$139,237	$122,639

At December 31, 2024, the Company has $15.3 million of U.S. federal net operating loss carryforwards (“NOLs”) acquired from the Sterling acquisition. These NOLs are subject to annual use limitations and will begin to expire in 2026. The Company has a $7.9 million deferred tax asset for U.S. state net operating loss carryforwards that, if not utilized, have various expiration periods and will begin to expire in 2025, in addition to net operating loss carryforwards that carry forward indefinitely. The Company has a $7.6 million deferred tax asset for certain foreign net operating losses that, if not utilized, will begin to expire in 2025, in addition to net operating loss carryforwards that carry forward indefinitely.

The Company has fully utilized the research and development credit carryforward as of December 31, 2023.

After consideration of all of the evidence, the Company has determined that a valuation allowance of approximately $5.6 million and $1.9 million is necessary as of December 31, 2024 and 2023, respectively, for certain federal and foreign net operating loss carryforwards and other foreign deferred tax assets. The increase in the valuation allowance in 2024 is primarily due to the acquired U.S. federal net operating loss from the Sterling acquisition that is not expected to be fully utilized before expiration due to annual use limitation and establishment of a valuation allowance in Australia and Philippines during the year.

The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2012, and state, local, and non-U.S. income tax examinations by tax authorities before 2008.

The aggregate changes in the balance of our gross unrecognized tax benefits, excluding accrued interest, for the years ended December 31, 2024, 2023, and 2022, were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of period	$1,011	$972	$1,399
Increases for tax positions related to prior years	139	39	28
Decreases for tax positions related to prior years	(446)	—	(455)
Acquired tax positions related to prior years	6,259	—	—
Effects of foreign currency	(80)	—	—
Balance, end of period	$6,883	$1,011	$972

An income tax benefit of approximately $6.9 million would be recorded if these unrecognized tax benefits are recognized. The Company believes it is reasonably possible that its liability for unrecognized tax benefits will decrease in the next twelve months. The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income tax expense.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the U.S. Some of the key provisions in the IRA included implementation of a new alternative minimum tax, an excise tax on share repurchases, and significant tax incentives for energy and climate initiatives. The Company incurred excise taxes of $0.5 million on share repurchases in 2023 as a result of the IRA. No share repurchases occurred during the year ended December 31, 2024. The Company has determined that the other provisions in the IRA had no impact on the Company as of and for the year ended December 31, 2024.

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operating and Development (OECD) Pillar Two Framework. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. With the Sterling acquisition, the Company became subject to Pillar Two due to meeting the revenue threshold in 2024. The Company determined that it does not have a material Pillar Two Impact for the year ended December 31, 2024. The Company will continue to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries.

Note 10. Revenues

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

Accordingly, in any period, the Company does not recognize a significant amount of revenues from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenues recognized for the years ended December 31, 2024, 2023, and 2022, were immaterial.

Contract assets and liabilities

The contract asset balance was $5.9 million and $4.8 million as of December 31, 2024 and 2023, respectively, and is included in accounts receivable, net in the accompanying consolidated balance sheets. The contract liability balance was $4.3 million and $1.9 million as of December 31, 2024 and 2023, respectively, and is included in deferred revenues in the accompanying consolidated balance sheets. An immaterial amount of revenue was recognized in the current period related to the beginning balance of deferred revenues.

Note 11. Share-based Compensation

Share-based compensation expense is recognized in cost of services, product and technology expense, and selling, general, and administrative expense, in the accompanying consolidated statements of operations and comprehensive (loss) income as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Share-based compensation expense
Cost of services	$1,643	$1,279	$1,103
Product and technology expense	3,343	2,246	1,351
Selling, general, and administrative expense	26,776	11,740	5,402
Total share-based compensation expense	$31,762	$15,265	$7,856

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

In August 2024 and September 2024, the Company modified the equity award agreements for its Chief Financial Officer and President, Americas, respectively, as part of each executive’s retirement agreement. The modifications allowed for accelerated vesting of certain unvested equity awards that would have otherwise been forfeited at retirement and modified certain provisions of the outstanding stock option agreements. As a result of the modifications, the related awards were revalued, resulting in an incremental $4.2 million of compensation expense recognized in 2024. Historical exercise prices noted in the below tables have not been adjusted.

In October 2024, as part of the acquisition of Sterling, unvested Sterling restricted stock, restricted stock units, and net option shares underlying in-the-money stock option awards were converted to an unvested cash award , an unvested First Advantage restricted stock award, or a First Advantage restricted stock unit at the holder’s election. Converted awards are subject to the same terms and conditions (including vesting) as applied to the replaced Sterling equity award. All out-of-the-money Sterling stock options, whether vested or unvested, were canceled for no consideration. See Note 3. “Acquisitions”.

As of December 31, 2024, the Company had approximately $37.3 million of unrecognized pre-tax non-cash compensation expense, comprised of approximately $12.8 million related to restricted stock, $11.1 million related to RSUs, and approximately $13.4 million related to stock options, which the Company expects to recognize over a weighted average period of 1.0 year.

2020 Equity Plan

Awards issued under the 2020 Equity Plan consist of options and profit interests and vest based on two criteria: (1) Time — awards vest over five years at a rate of 20% per year; and (2) Performance — awards vest based upon a combination of the five-year time vesting, subject to the Company’s investors receiving a targeted money-on-money return. Options issued under the 2020 Equity Plan generally expire ten years after the grant date. No awards have been issued under the plan since the Company’s IPO.

A summary of the stock option activity for the year ended December 31, 2024 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2023	Grants outstanding	1,915,252	$5.15
	Grants exercised	(255,716)	$5.22
	Grants cancelled/forfeited	(56,570)	$5.28
December 31, 2024	Grants outstanding	1,602,966	$5.15	5.0 Years	$21.8 million
December 31, 2024	Grants vested	657,192	$5.14	5.1 Years	$8.9 million
December 31, 2024	Grants unvested	945,774	$5.15

The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $3.2 million, $3.0 million, and $3.1 million, respectively.

A summary of changes in outstanding options and the related weighted-average exercise price per share for the years ended December 31, 2023 and 2022 is as follows:

	December 31,
	2023		2022
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Grants outstanding at the beginning of the year	2,843,342	$6.66	3,519,563	$6.66
Grants exercised	(394,375)	$6.06	(372,254)	$6.68
Grants cancelled/forfeited	(533,715)	$6.68	(303,967)	$6.61
Grants outstanding at the end of the year	1,915,252	$5.15	2,843,342	$6.66
Grants vested	518,455	$5.13	648,926	$6.65
Grants unvested	1,396,797	$5.16	2,194,416	$6.67

2021 Equity Plan

The 2021 Equity Plan is intended to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders. The 2021 Equity Plan provides for the grant of awards of stock options, stock appreciation rights, restricted shares, restricted stock units, and other equity-based or cash-based awards as determined by the Company’s Compensation Committee. The 2021 Equity Plan initially had a total of 17,525,000 shares of common stock reserved. The number of reserved shares automatically increases on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030, in an amount equal to the lesser of (x) 2.5% of the total number of shares of common stock outstanding on the last day of the immediately preceding calendar year and (y) a number of shares as determined by the Board of Directors. As of December 31, 2024, 19,216,600 shares were available for issuance under the 2021 Equity Plan.

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

The fair value for stock options granted for the years ended December 31, 2024, 2023, and 2022 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighed average assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected stock price volatility	35.43%	32.99%	34.66%
Risk-free interest rate	4.18%	4.00%	2.77%
Expected term (in years)	6.25	6.78	6.23
Fair-value of the underlying unit	$17.74	$12.56	$14.68

A summary of the option activity for the year ended December 31, 2024 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2023	Grants outstanding	4,686,659	$13.61
	Grants issued	819,703	$17.74
	Grants exercised	(866,864)	$13.50
	Grants cancelled/forfeited	(121,601)	$14.56
December 31, 2024	Grants outstanding	4,517,897	$14.38	7.4 Years	$19.8 million
December 31, 2024	Grants vested	1,827,922	$13.76	6.8 Years	$9.1 million
December 31, 2024	Grants unvested	2,689,975	$14.80

The total intrinsic value of options exercised during the year ended December 31, 2024 and 2023 was $4.6 million and $0.1 million, respectively. No options were exercised during the year ended December 31, 2022.

A summary of changes in outstanding options and the related weighted-average exercise price per share for the years ended December 31, 2023 and 2022 is as follows:

	December 31,
	2023		2022
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Grants outstanding at the beginning of the year	4,311,662	$15.24	3,714,540	$15.33
Grants issued	579,745	$12.56	608,122	$14.68
Grants exercised	(22,402)	$12.55	—	$—
Grants cancelled/forfeited	(182,346)	$13.81	(11,000)	$17.52
Grants outstanding at the end of the year	4,686,659	$13.61	4,311,662	$15.24
Grants vested	1,600,529	$13.76	1,054,302	$15.20
Grants unvested	3,086,130	$13.53	3,257,360	$15.25

Restricted Stock Units

Restricted stock units (“RSU”) generally vest annually over three to five years.

A summary of the RSU activity for the years ended December 31, 2024, 2023, and 2022 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2021	Nonvested RSUs	340,875	$17.19
	Granted	203,032	$14.36
	Vested	(67,175)	$16.96
	Forfeited	(4,400)	$17.52
December 31, 2022	Nonvested RSUs	472,332	$16.00
	Granted	235,903	$13.46
	Vested	(150,724)	$15.42
	Forfeited	(50,368)	$14.90
December 31, 2023	Nonvested RSUs	507,143	$15.10
	Granted	526,980	$17.28
	Vested	(192,361)	$14.87
	Forfeited	(66,111)	$15.98
December 31, 2024	Nonvested RSUs	775,651	$16.61

Restricted Stock

The following table summarizes the restricted stock issued by the Company. These include grants of unvested 2020 Equity Plan profits interests grants that were converted into restricted stock, as well as restricted stock issued to new recipients. The restricted stock granted as a result of the conversion of 2020 Equity Plan profits interests retain the vesting attributes (including original service period vesting start date) of the original award.

A summary of the restricted stock activity for the years ended December 31, 2024, 2023, and 2022 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2021	Nonvested restricted stock	2,613,359	$3.85
	Vested	(332,059)	$3.85
December 31, 2022	Nonvested restricted stock	2,281,300	$3.85
	Vested	(326,670)	$3.85
December 31, 2023	Nonvested restricted stock	1,954,630	$8.50
	Vested	(776,887)	$9.69
December 31, 2024	Nonvested restricted stock	1,177,743	$10.01

Sterling Acquisition Awards

Restricted Stock Units

The following table summarizes the RSUs issued by the Company as part of the acquisition of Sterling. These include Sterling restricted stock units and net option shares underlying in-the-money stock option awards that were unvested at close and converted to unvested First Advantage RSUs. The RSUs granted as a result of the conversion retain the vesting attributes (including the original service period vesting start dates) of the original award.

A summary of the RSU activity for the year ended December 31, 2024 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2023	Nonvested RSUs	—	$—
	Exchanged for RSUs in the Company	92,380	$18.70
	Vested	(2,674)	$18.70
	Forfeited	(33)	$18.70
December 31, 2024	Nonvested RSUs	89,673	$18.70

Restricted Stock

The following table summarizes the restricted stock issued by the Company as part of the acquisition of Sterling. These include Sterling restricted stock and net option shares underlying in-the-money stock option awards that were unvested at close and converted to unvested First Advantage restricted stock. The restricted stock granted as a result of the conversion retain the vesting attributes (including the original service period vesting start dates) of the original award.

A summary of the restricted stock activity for the year ended December 31, 2024 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2023	Nonvested restricted stock	—	$—
	Exchanged for restricted stock in the Company	929,475	$18.70
	Vested	(236,734)	$18.70
	Forfeited	(27)	$18.70
December 31, 2024	Nonvested restricted stock	692,714	$18.70

2021 Employee Stock Purchase Plan

On June 25, 2021, in connection with the IPO, the Company adopted the ESPP that allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation to acquire Company stock during designated offering periods. Each offering period consists of one six-month purchase period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. The Company recorded an associated expense of approximately $0.6 million, $0.8 million, and $0.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Excess Tax Benefits

The Company recognized excess tax benefits of approximately $1.1 million, $0.3 million, and $0.5 million associated with equity award exercises and vesting in its income tax expense for the years ended December 31, 2024, 2023, and 2022, respectively.

Note 12. Defined Contribution Plan

The Company sponsors a defined contribution plan that principally consists of a contributory 401(k) savings plan. The Company makes discretionary matching contributions to the 401(k) savings plan based on a percentage of employee contributions. The expense recognized related to the Company’s contributions to the 401(k) savings plan for the years ended December 31, 2024, 2023, and 2022 was approximately $1.3 million, $1.2 million, and $1.3 million, respectively.

Note 13. Equity

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

On October 31, 2024, the Company acquired Sterling in a cash-and-stock transaction where certain existing Sterling Stockholders received 27,150,000 shares of First Advantage common stock, pursuant to the Merger Agreement, with a fair value of $494.6 million.

See Note 3. “Acquisitions”. A portion of the shares of First Advantage common stock received by Sterling stockholders was converted into Sterling Acquisition Awards and will vest over time (see Note 11. “Share-based Compensation”).

As of December 31, 2024, no preferred stock had been issued.

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

The Company did not repurchase any shares of common stock during the year ended December 31, 2024. There have been no additional authorizations for share repurchases after the expiration of the Repurchase Program.

A summary of the stock repurchase activity under the Repurchase Program for the years ended December 31, 2023 and 2022, is summarized as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022
Shares repurchased	4,372,879	4,670,975
Average price per share	$13.49	$12.94
Costs recorded to accumulated deficit
Total repurchase costs	$58,903	$60,438
Additional associated costs	572	92
Total costs recorded to accumulated deficit	$59,475	$60,530

Repurchased shares of common stock were retired. The par value of repurchased shares was deducted from common stock and the excess repurchase price over par value is reflected as a reduction to accumulated deficit. Additional associated costs include the related brokerage commissions and excise taxes on share repurchases.

Dividend

On August 8, 2023, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share to stockholders of record at the close of business on August 21, 2023. An aggregate cash dividend of $217.7 million was paid on August 31, 2023. Dividends accrued for unvested RSUs are contingent and payable upon vesting of the underlying award. The Company recorded dividend related liabilities of $0.1 million and $0.2 million in accrued liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets as of December 31, 2024. The Company recorded dividend related liabilities of $0.2 million and $0.4 million in accrued liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets as of December 31, 2023.

Note 14. Commitments and Contingencies

Litigation

The Company is involved in litigation from time to time in the ordinary course of business. At times, the Company, given the nature of its background screening business, is subject to lawsuits, or potential class action lawsuits, in multiple jurisdictions, related to claims brought primarily by consumers or individuals who were the subject of its screening services.

For all pending matters, the Company believes it has meritorious defenses and intends to defend vigorously or otherwise seek indemnification from other parties as appropriate. However, the Company has recorded a liability of $11.6 million and $5.2 million at December 31, 2024 and 2023, respectively, for matters that it believes a loss is both probable and estimable. This is included in accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2024 and 2023, respectively.

The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Note 15. Leases

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

The Company rents or subleases certain real estate to third parties. The Company’s sublease portfolio consists of operating leases.

The components of lease costs are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease costs
Fixed	$3,852	$5,330
Short-term	1,225	345
Variable	4	23
Sub-leases	(289)	(50)
Total operating lease costs	$4,792	$5,648

Finance lease costs
Amortization of leased assets	$5	$78
Interest on lease liabilities	1	2
Total finance lease costs	$6	$80
Total lease cost	$4,798	$5,728

Supplemental balance sheet information related to leases is as follows (in thousands):

		December 31,
	Classification	2024	2023
Assets
Operating leases
Right of use operating lease assets	Other assets	$13,659	$7,277
Finance leases
Property and equipment, gross	Property and equipment, net	5,897	5,860
Accumulated depreciation	Property and equipment, net	(5,864)	(5,860)
Property and equipment, net	Property and equipment, net	33	—
Total lease assets		$13,692	$7,277

Liabilities
Operating leases
Other current	Current portion of operating lease liability	$4,245	$3,354
Non-current	Operating lease liability, less current portion	9,149	5,931
Total operating liabilities		13,394	9,285
Finance leases
Other current	Accrued liabilities	13	—
Non-current	Other liabilities	18	—
Total finance liabilities		31	—
Total lease liabilities		$13,425	$9,285

Maturities of lease liabilities are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases	Total
2025	$5,378	$12	$5,390
2026	4,451	15	4,466
2027	3,019	8	3,027
2028	1,832	—	1,832
2029	924	—	924
Thereafter	70	—	70
Total minimum lease payments	$15,674	$35	$15,709
Less: Imputed interest	(1,941)	(4)	(1,945)
Present value of minimum lease payments	$13,733	$31	$13,764

Lease term and discount rates are as follows:

	Year Ended December 31,
	2024	2023
Weighted average remaining lease term
Operating leases	3.4 Years	3.4 Years
Finance leases	2.6 Years	—

Weighted average discount rate
Operating leases	7.85%	6.85%
Finance leases	8.20%	—

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$4,373	$6,825
Operating cash flows from finance leases	0	2
Financing cash flows from finance leases	7	104
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,956	$5,084
Finance leases	41	—
Amortization:
Amortization of right-of-use operating lease assets (1)	$3,346	$4,766
(1)
Amortization of right of use operating lease assets during the period is reflected in operating lease liabilities on the consolidated statements of cash flows.

Note 16. Related Party Transactions

The Company had no material related party transactions.

Note 17. Net (Loss) Income Per Share

Basic and diluted net (loss) income per share was calculated as follows:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2024	2023	2022
Basic net (loss) income per share	$(0.74)	$0.26	$0.43
Diluted net (loss) income per share	$(0.74)	$0.26	$0.43
Numerator:
Net (loss) income	(110,273)	37,293	64,604
Denominator:
Weighted average number of shares outstanding - basic	148,582,226	144,083,808	150,227,213
Add options and restricted stock units to purchase units	—	2,142,288	1,579,927
Weighted average number of shares outstanding - diluted	148,582,226	146,226,096	151,807,139

For the years ended December 31, 2024, 2023, and 2022, a total of 3,630,723, 4,725,584, and 2,669,162 stock options, RSUs, and restricted stock awards were excluded from the calculation of diluted net (loss) income per share, respectively, because their effect was anti-dilutive.

Note 18. Reportable Segments

As discussed in Note 1. “Organization, Nature of Business, and Basis of Presentation,” we have three reportable segments, First Advantage Americas, First Advantage International, and Sterling. Our CODM uses the performance measure of Adjusted EBITDA, on both a consolidated and a segment basis, to allocate resources and assess performance of our businesses. Our CODM also uses Adjusted EBITDA as a performance measure for both segment and corporate management under our incentive compensation plans.

The segment financial information below aligns with how we report information to our CODM to assess operating performance and how the Company manages the business. Corporate costs are generally allocated to the segments based upon estimated revenue levels and other assumptions that management considers reasonable. Adjusted cost of services consists of amounts paid to third parties for access to government records, other third-party data and services, our internal processing fulfillment and customer care functions, and other cost of services excluding depreciation and amortization, share-based compensation expenses, transaction expenses, and integration expenses. Other segment items consist of product and technology and selling, general, and administrative expenses, but similarly excludes depreciation and amortization, share based compensation, and other expenses excluded from Adjusted EBITDA.

The CODM does not review the Company’s assets by segment as it does not provide additional insights into the performance of our business; therefore, such information is not presented. The accounting policies of the segments are the same as described in Note 1. “Organization, Nature of Business, and Basis of Presentation” and Note 10. “Revenues.”

Reconciliations of Segment Adjusted EBITDA to net (loss) income for the years ended December 31, 2024, 2023, and 2022 are as follows (in thousands):

	Year Ended December 31, 2024
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$658,758	$96,854	$113,068	$868,680
Intersegment revenues	(1,867)	(6,439)	(169)	(8,475)
External revenues	$656,891	$90,415	$112,899	$860,205
Less:
Adjusted cost of services	335,181	53,726	67,827
Other segment items	112,587	25,934	24,123
Segment Adjusted EBITDA	$210,990	$17,194	$21,118	$249,302
Adjustments to reconcile to net loss:
Interest expense, net				51,848
Benefit for income taxes				(4,342)
Depreciation and amortization				145,919
Loss on extinguishment of debt				383
Share-based compensation				31,762
Transaction and acquisition-related charges (a)				128,234
Integration, restructuring, and other charges (b)				5,771
Net loss				$(110,273)

	Year Ended December 31, 2023
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$673,075	$96,832	$—	$769,907
Intersegment revenues	(970)	(5,176)	—	(6,146)
External revenues	$672,105	$91,656	$—	$763,761
Less:
Adjusted cost of services	338,797	54,892	—
Other segment items	112,633	26,029	—
Segment Adjusted EBITDA	$221,645	$15,911	$—	$237,556
Adjustments to reconcile to net income:
Interest expense, net				33,040
Provision for income taxes				11,183
Depreciation and amortization				129,473
Share-based compensation				15,265
Transaction and acquisition-related charges (a)				4,364
Integration, restructuring, and other charges (b)				6,938
Net income				$37,293

	Year Ended December 31, 2022
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$694,865	$122,599	$—	$817,464
Intersegment revenues	(1,710)	(5,731)	—	(7,441)
External revenues	$693,155	$116,868	$—	$810,023
Less:
Adjusted cost of services	355,623	64,805	—
Other segment items	117,587	30,539	—
Segment Adjusted EBITDA	$221,655	$27,255	$—	$248,910
Adjustments to reconcile to net income:
Interest expense, net				9,199
Provision for income taxes				20,475
Depreciation and amortization				138,246
Share-based compensation				7,856
Transaction and acquisition-related charges (a)				6,018
Integration, restructuring, and other charges (b)				2,512
Net income				$64,604
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the year ended December 31, 2024 include approximately $125.7 million of expense associated with the acquisition of Sterling, primarily consisting of $41.2 million of compensation expense attributable to converted Sterling equity awards, of which $38.9 million related to accelerated vesting for employees terminated after the acquisition, $45.8 million of legal, regulatory, integration, and diligence professional service fees, $16.5 million in debt refinancing costs, $10.7 million in post-combination restructuring expenses, $9.5 million in success-based banking fees, and $2.0 million of other one-time transaction charges. Also includes incremental professional service fees incurred related to the initial public offering and the subsequent one-time compliance efforts. The year ended December 31, 2022 includes a transaction bonus expense related to one of the Company’s 2021 acquisitions.
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

The following summarizes revenues by geographical region (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues
United States	$740,506	$660,583	$679,037
All other countries	119,699	103,178	130,986
Total revenues	$860,205	$763,761	$810,023

The following table sets forth net long-lived assets by geographic area (in thousands):

	December 31,
	2024	2023
Long-lived assets, net
United States	$2,996,933	$1,083,318
All other countries	436,741	168,068
Total long-lived assets, net	$3,433,674	$1,251,386

Note 19. Condensed Financial Information of Registrant

FIRST ADVANTAGE CORPORATION

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Investments in subsidiaries	$1,240,750	$872,206
LIABILITIES AND EQUITY
Liabilities	$—	$—
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 173,171,145 and 145,074,802 shares issued and outstanding as of December 31, 2024 and 2023, respectively	173	145
Additional paid-in-capital	1,437,718	942,763
Accumulated deficit	(159,808)	(49,545)
Accumulated other comprehensive income	(37,333)	(21,157)
Total equity	1,240,750	872,206
TOTAL LIABILITIES AND EQUITY	$1,240,750	$872,206

The accompanying note is an integral part of these condensed financial statements.

FIRST ADVANTAGE CORPORATION

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023	2022
Equity in net income of subsidiaries	$(110,273)	$37,293	$64,604
NET (LOSS) INCOME	(110,273)	37,293	64,604
Foreign currency translation adjustments	(16,176)	1,174	(20,694)
COMPREHENSIVE (LOSS) INCOME	$(126,449)	$38,467	$43,910

NET (LOSS) INCOME	$(110,273)	$37,293	$64,604
Basic net (loss) income per share	$(0.74)	$0.26	$0.43
Diluted net (loss) income per share	$(0.74)	$0.26	$0.43
Weighted average number of shares outstanding - basic	148,582,226	144,083,808	150,227,213
Weighted average number of shares outstanding - diluted	148,582,226	146,226,096	151,807,139

A statement of cash flows has not been presented as First Advantage Corporation (parent company) did not have any cash as of, or at any point in time during, the years ended December 31, 2024, 2023 or 2022.

The accompanying note is an integral part of these condensed financial statements.

Note to Condensed Financial Statements of Registrant (Parent Company Only)

Basis of Presentation

Fastball Intermediate, Inc. was formed on November 15, 2019. In March 2021, Fastball Intermediate, Inc. changed its name to First Advantage Corporation.

These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of First Advantage Corporation (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed the specified threshold amount of the consolidated net assets of the Company. Because we have a consolidated accumulated deficit, the 25% threshold described in Rule 4-08 does not apply and any restrictions of net assets at our subsidiaries trigger the requirement to present parent company-only financial information. The ability of First Advantage Corporation’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ outstanding term loan and revolving credit facility borrowings under the Credit Agreement, as described in Note 7 to the audited consolidated financial statements.

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