Form 10-Q
period 2025-03-31
FIRST ADVANTAGE CORP
filed 2025-05-08
CIK 1210677

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

(678) 868-4151

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

As of May 2, 2025 the registrant had 173,673,549 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

First Advantage Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$171,994	$168,688
Restricted cash	797	795
Accounts receivable (net of allowance for doubtful accounts of $5,074 and $3,832 at March 31, 2025 and December 31, 2024, respectively)	266,052	266,800
Prepaid expenses and other current assets	29,032	31,041
Income tax receivable	3,928	8,669
Total current assets	471,803	475,993
Property and equipment, net	291,764	307,539
Goodwill	2,128,018	2,124,528
Intangible assets, net	955,357	987,948
Deferred tax asset, net	5,169	5,682
Other assets	19,580	21,203
TOTAL ASSETS	$3,871,691	$3,922,893
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$116,037	$120,872
Accrued compensation	45,047	52,805
Accrued liabilities	45,055	44,700
Current portion of long-term debt	21,850	21,850
Current portion of operating lease liability	3,861	4,245
Income tax payable	4,374	1,942
Deferred revenues	4,774	4,274
Total current liabilities	240,998	250,688
Long-term debt (net of deferred financing costs of $40,253 and $41,861 at March 31, 2025 and December 31, 2024, respectively)	2,117,434	2,121,289
Deferred tax liability, net	214,649	222,738
Operating lease liability, less current portion	7,918	9,149
Other liabilities	11,937	11,990
Total liabilities	2,592,936	2,615,854
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 173,641,193 and 173,171,145 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	174	173
Additional paid-in-capital	1,511,463	1,504,007
Accumulated deficit	(201,002)	(159,808)
Accumulated other comprehensive loss	(31,880)	(37,333)
Total equity	1,278,755	1,307,039
TOTAL LIABILITIES AND EQUITY	$3,871,691	$3,922,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
REVENUES	$354,588	$169,416

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization below)	192,565	87,192
Product and technology expense	27,155	12,466
Selling, general, and administrative expense	65,585	40,662
Depreciation and amortization	61,666	29,822
Total operating expenses	346,971	170,142
INCOME (LOSS) FROM OPERATIONS	7,617	(726)

OTHER EXPENSE, NET:
Interest expense, net	46,580	3,570
Total other expense, net	46,580	3,570
LOSS BEFORE PROVISION FOR INCOME TAXES	(38,963)	(4,296)
Provision (benefit) for income taxes	2,231	(1,388)
NET LOSS	$(41,194)	$(2,908)

Foreign currency translation income (loss)	5,453	(1,773)
COMPREHENSIVE LOSS	$(35,741)	$(4,681)

NET LOSS	$(41,194)	$(2,908)
Basic and diluted net loss per share	$(0.24)	$(0.02)
Weighted average number of shares outstanding - basic and diluted	172,756,497	143,591,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,194)	$(2,908)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,666	29,822
Amortization of deferred financing costs	1,608	453
Bad debt recovery	(712)	(112)
Deferred taxes	(7,553)	(7,808)
Share-based compensation	7,967	4,751
Loss on disposal of fixed assets and impairment of ROU assets	132	0
Change in fair value of interest rate swaps	3,936	(7,045)
Changes in operating assets and liabilities:
Accounts receivable	1,927	13,736
Prepaid expenses and other assets	(993)	(3,345)
Accounts payable	(6,038)	468
Accrued compensation and accrued liabilities	(8,615)	6,608
Deferred revenues	482	185
Operating lease liabilities	(91)	(328)
Other liabilities	(366)	(11)
Income taxes receivable and payable, net	7,315	3,863
Net cash provided by operating activities	19,471	38,329
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs	(10,628)	(6,135)
Purchases of property and equipment	(485)	(321)
Other investing activities	37	(575)
Net cash used in investing activities	(11,076)	(7,031)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Amended First Lien Credit Facility	(5,463)	—
Proceeds from issuance of common stock under share-based compensation plans	1,688	976
Net settlement of share-based compensation plan awards	(2,204)	(41)
Payments on deferred purchase agreements	—	(234)
Cash dividends paid	(11)	(12)
Payments on finance lease obligations	(3)	—
Net cash (used in) provided by financing activities	(5,993)	689
Effect of exchange rate on cash, cash equivalents, and restricted cash	906	(328)
Increase in cash, cash equivalents, and restricted cash	3,308	31,659
Cash, cash equivalents, and restricted cash at beginning of period	169,483	213,912
Cash, cash equivalents, and restricted cash at end of period	$172,791	$245,571

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$3,003	$2,510
Cash paid for interest	$41,881	$11,954
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on account	$973	$585
Non-cash property and equipment additions	$—	$540

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – December 31, 2024	$173	$1,504,007	$(159,808)	$(37,333)	$1,307,039
Share-based compensation	—	7,967	—	—	7,967
Forfeitures of previously declared cash dividends	—	5	—	—	5
Proceeds from issuance of common stock under share-based compensation plans	2	1,688	—	—	1,690
Common stock withheld for tax obligations on restricted stock unit and option settlement	(1)	(2,204)	—	—	(2,205)
Foreign currency translation	—	—	—	5,453	5,453
Net loss	—	—	(41,194)	—	(41,194)
BALANCE – March 31, 2025	$174	$1,511,463	$(201,002)	$(31,880)	$1,278,755

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – December 31, 2023	$145	$977,290	$(49,545)	$(21,157)	$906,733
Share-based compensation	—	4,751	—	—	4,751
Forfeitures of previously declared cash dividends	—	6	—	—	6
Proceeds from issuance of common stock under share-based compensation plans	0	976	—	—	976
Common stock withheld for tax obligations on restricted stock unit and option settlement	(0)	(41)	—	—	(41)
Foreign currency translation	—	—	—	(1,773)	(1,773)
Net loss	—	—	(2,908)	—	(2,908)
BALANCE – March 31, 2024	$145	$982,982	$(52,453)	$(22,930)	$907,744

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

Pre-onboarding services are comprised of an extensive array of products and solutions that customers typically utilize to enhance their evaluation process and support compliance from the time a job or other application is submitted to a successful candidate’s onboarding date. This includes searches such as criminal background checks, drug / health screenings, extended workforce screening, biometrics and identity checks, education / workforce verification, driver records and compliance, healthcare credentials, and executive screening.

Post-onboarding services are comprised of continuous monitoring and re-screening solutions, which are important tools to help our customers keep their end customers, workforces, and other stakeholders safer, more productive, and more compliant. Our post-monitoring solutions include criminal records, healthcare sanctions, motor vehicle records, social media, and global sanctions screening continuously or at regular intervals selected by our customers.

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

The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The interim results reported in these condensed consolidated financial statements should not be taken as indicative of results that may be expected for future interim periods or the full year. For a more comprehensive understanding of the Company and its condensed consolidated financial statements, these interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The carrying amounts of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these financial instruments (Level 1). The fair values and carrying values of the Company’s debt are disclosed in Note 6, “Debt”.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of March 31, 2025 (in thousands):

	Level 1	Level 2	Level 3
Assets
Interest rate swaps	$—	$97	$—
Liabilities
Interest rate swaps	$—	$2,428	$—

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

In valuing trade names, customer lists, software developed for internal use, and other intangible assets, the Company utilizes variations of the income approach, which relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information. The Company considers the income approach the most appropriate valuation technique because the inherent value of these assets is their ability to generate current and future income. Projected financial information is subject to risk if estimates are incorrect. The most significant estimate relates to projected revenues and profitability. If the projected revenues and profitability used in the valuation calculations are not met, then the asset could be impaired.

Concentrations of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash is deposited with major financial institutions and, at times, such balances with each financial institution may be in excess of insured limits. The Company has not experienced, and does not anticipate, any losses with respect to its cash deposits. Accounts receivable represent credit granted to customers for services provided. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. The Company had one customer which represented approximately 11% of its consolidated revenues during the three months ended March 31, 2024, in its First Advantage Americas segment. The Company did not have any customers which represented 10% or more of its consolidated revenues in any segment during the three months ended March 31, 2025. Additionally, the Company did not have any customers which represented 10% or more of its consolidated accounts receivable, net for any period presented.

The Company has entered into interest rate derivative agreements with a counterparty bank to reduce its exposure to interest rate volatility. The Company has determined the counterparty bank to be a high credit quality institution. The Company does not enter into financial instruments for trading or speculative purposes.

Foreign Currency — The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using average exchange rates prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated net of tax in a separate component of equity. Currency translation income (loss) included in accumulated other comprehensive loss was approximately $5.5 million and $(1.8) million for the three months ended March 31, 2025 and 2024, respectively.

Gains or losses resulting from foreign currency transactions are included in the accompanying condensed consolidated statements of operations and comprehensive loss, except for those relating to intercompany transactions of a long-term investment nature, which are captured in a separate component of equity as accumulated other comprehensive loss. Currency transaction (loss) income included in the accompanying condensed consolidated statements of operations and comprehensive loss was approximately $(0.1) million and $0.0 million for the three months ended March 31, 2025 and 2024, respectively.

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the three months ended March 31, 2025 that are expected to have a material impact on the condensed consolidated financial statements.

Note 3. Acquisitions

2024 Acquisition

On October 31, 2024, the Company completed the acquisition of Sterling Check Corp. (“Sterling” and such acquisition, the “Sterling Acquisition”), a leading provider of background screening and identity verification services. The cash-and-stock transaction valued Sterling at approximately $2.2 billion and was financed through cash on hand and the issuance of new debt and common stock as described in Note 6, “Debt”. The acquisition extended First Advantage’s high-quality and cost-effective background screening, identity, and verification technology solutions for the benefit of both companies' customers across industry verticals and geographies.

Sterling was determined to constitute a business and the Company was deemed to be the acquirer under ASC 805. The Company recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of October 31, 2024. During the three months ended March 31, 2025, the Company recorded a $0.2 million adjustment related to the valuation of certain tax liabilities.

The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed (in thousands):

Consideration
Cash consideration	$1,152,163
Plus: fair value of assumed Sterling equity awards to receive cash attributable to pre-combination service	15,905
Plus: repayment of Sterling's outstanding debt	535,046
Plus: fair value of First Advantage common stock issued	490,098
Plus: fair value of assumed Sterling equity awards to receive equity awards attributable to pre-combination service	4,487
Total fair value of consideration transferred	$2,197,699
Current assets	$227,469
Property and equipment, including software developed for internal use	273,370
Intangible assets	717,000
Deferred tax asset	58,100
Other assets	12,516
Current liabilities	(150,026)
Deferred tax liability	(238,077)
Other liabilities	(16,226)
Total identifiable net assets	$884,126
Goodwill	$1,313,573

The fair values and useful lives of the acquired intangible assets by category were as follows (in thousands):

	Balance Sheet Location	Estimated Fair Values	Useful Life (in years)
Customer lists	Intangible assets, net	$655,000	14 years
Software developed for internal use	Property and equipment, net	259,000	5 years
Trade names	Intangible assets, net	62,000	5 years

Goodwill recognized is not expected to be deductible for tax purposes. Results of operations have been included in the condensed consolidated financial statements of the Company’s Sterling segment since the date of acquisition.

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

Pro Forma Results

The following summary, prepared on a pro forma basis pursuant to ASC 805, presents the Company’s consolidated results of operations for the three months ended March 31, 2024, as if the Sterling Acquisition had been completed on January 1, 2023. The pro forma results below include the impact of certain adjustments related to the amortization of intangible assets, transaction-related costs incurred as of the acquisition date, and interest expense on related borrowings, and in each case, the related income tax effects, as well as certain other post-acquisition adjustments attributable to the Sterling Acquisition. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of the results of operations that actually would have been achieved had the Sterling Acquisition been consummated as of January 1, 2023.

(in thousands, unaudited)	Three Months Ended March 31, 2024
Revenue	$355,136
Net loss	$(33,158)

Note 4. Property and Equipment, net

Property and equipment, net as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Furniture and equipment	$32,316	$32,054
Capitalized software for internal use, acquired by business combination	490,407	490,346
Capitalized software for internal use, developed internally or otherwise purchased	132,968	125,973
Leasehold improvements	3,022	3,007
Total property and equipment	658,713	651,380
Less: accumulated depreciation and amortization	(366,949)	(343,841)
Property and equipment, net	$291,764	$307,539

Depreciation and amortization expense of property and equipment was approximately $27.6 million and $15.5 million for the three months ended March 31, 2025 and 2024, respectively.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2025 by reportable segment were as follows (in thousands):

	First Advantage Americas	First Advantage International	Sterling	Total
Balance – December 31, 2024	$703,294	$114,341	$1,306,893	$2,124,528
Adjustments to initial purchase price allocations	—	—	208	208
Foreign currency translation	2	1,032	2,248	3,282
Balance – March 31, 2025	$703,296	$115,373	$1,309,349	$2,128,018

The following summarizes the gross carrying value and accumulated amortization for the Company’s trade names, customer lists, and other intangible assets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$157,937	$(44,173)	$113,764	5-20 years
Customer lists	1,172,012	(332,074)	839,938	13-14 years
Other intangible assets	2,400	(745)	1,655	5 years
Total	$1,332,349	$(376,992)	$955,357

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$157,740	$(39,265)	$118,475	5-20 years
Customer lists	1,170,327	(302,632)	867,695	13-14 years
Other intangible assets	2,400	(622)	1,778	5 years
Total	$1,330,467	$(342,519)	$987,948

Amortization expense of trade names, customer lists, and other intangible assets was approximately $34.1 million and $14.3 million for the three months ended March 31, 2025 and 2024, respectively. Trade names and customer lists are amortized on an accelerated basis based upon their estimated useful life. Other intangible assets are amortized on a straight-line or accelerated basis over their expected useful life of five years.

Note 6. Debt

The fair value of the Company’s debt obligation approximated its book value as of March 31, 2025 and December 31, 2024 and consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Amended First Lien Credit Facility	$2,179,537	$2,185,000
Less: Current portion of long-term debt	$(21,850)	$(21,850)
Total long-term debt	$2,157,687	$2,163,150
Less: Deferred financing costs	(40,253)	(41,861)
Long-term debt, net	$2,117,434	$2,121,289

First Advantage Holdings, LLC, an indirect wholly-owned subsidiary of the Company, is a party to a First Lien Credit Agreement (as amended, “2024 First Lien Credit Agreement”), which provides for a term loan of $2.185 billion due October 31, 2031, carrying an interest rate of 3.00% to 3.25%, based on the first lien ratio, plus the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (“SOFR”) and an applicable margin (“Amended First Lien Credit Facility”), and a $250.0 million revolving credit facility due October 31, 2029 (“Amended Revolver”).

The Amended First Lien Credit Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount. The Amended Revolver has no amortization.

The 2024 First Lien Credit Agreement is collateralized by substantially all assets and capital stock owned by direct and indirect domestic subsidiaries and are governed by certain restrictive covenants including limitations on indebtedness, liens, and other corporate actions such as investments and acquisitions. In the event the Company’s outstanding indebtedness under the Amended Revolver exceeds 40.0% of the aggregate principal amount of the revolving commitments then in effect, it is required to maintain a consolidated first lien leverage ratio no greater than 7.75 to 1.00. As of March 31, 2025, there were no outstanding borrowings under the Amended Revolver and $2,179.5 million outstanding under the Amended First Lien Credit Facility. As the Company had no outstanding amounts under the Amended Revolver, it was not subject to the consolidated first lien leverage ratio covenant. The Company was compliant with all covenants under the agreement as of March 31, 2025.

Note 7. Derivatives

To reduce exposure to variability in expected future cash outflows on variable rate debt attributable to the changes in one-month SOFR, the Company has historically entered into interest rate derivative instruments to economically offset a portion of this risk and may do so in the future.

As of March 31, 2025, the Company had the following outstanding derivatives that were not designated as a hedge in qualifying hedging relationships:

Product	Effective Date	Maturity Date	Notional	Rate
Interest rate swap	June 30, 2023	February 28, 2026	$100.0 million	4.32%
Interest rate swap	December 29, 2023	December 31, 2026	$150.0 million	3.86%
Interest rate swap	March 1, 2024	December 31, 2026	$150.0 million	3.76%
Interest rate swap	August 31, 2024	December 31, 2026	$160.0 million	3.72%
Interest rate swap	October 31, 2024	October 31, 2027	$275.0 million	3.94%

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements; however, the Company has not elected to apply hedge accounting for these instruments.

The following is a summary of location and fair value of the financial positions recorded related to the derivative instruments as of March 31, 2025 and December 31, 2024 (in thousands):

		Fair Value
Derivatives not designated as hedging instruments	Balance Sheet Location	March 31, 2025	December 31, 2024
Interest rate swaps	Prepaid expenses and other current assets	$97	$3,110
Interest rate swaps	Accrued liabilities	$2,428	$247

The following is a summary of location and amount of gains and (losses) recorded related to the derivative instruments (in thousands):

		Gain (Loss)
		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Income Statement Location	2025	2024
Interest rate collars	Interest expense, net	$—	$951
Interest rate swaps	Interest expense, net	$(3,936)	$6,094

Note 8. Income Taxes

The Company’s income tax expense and balance sheet accounts reflect the results of the Company and its subsidiaries.

For the three months ended March 31, 2025, the Company estimated the annual effective tax rate based on projected income for the full year and recorded a quarterly tax provision in accordance with the annual effective tax rate and adjusted for discrete tax items in the period.

The effective income tax rate for the three months ended March 31, 2025 was (5.7)%. The Company’s effective income tax rate for the three months ended March 31, 2025 was lower than the U.S. federal statutory rate of 21% primarily due to a jurisdictional mix of earnings as a result of significant acquisition related depreciation and amortization impacting U.S. net loss in the period, income taxes in the majority of the jurisdictions outside of the U.S., and U.S. state income taxes.

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

Contract balances are generated when the revenues recognized in a given period varies from billing. A contract asset is created when the Company performs a service for a customer and recognizes more revenues than what has been billed. The contract asset balance was $6.8 million and $5.9 million as of March 31, 2025 and December 31, 2024, respectively, and is included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

A contract liability is created when the Company transfers a good or service to a customer and recognizes less than what has been billed. The Company recognizes these contract liabilities as deferred revenues when the Company has an obligation to perform services for a customer in the future and has already received consideration from the customer. The contract liability balance was $4.8 million and $4.3 million as of March 31, 2025 and December 31, 2024, respectively, and is included in deferred revenues in the accompanying condensed consolidated balance sheets. An immaterial amount of revenues was recognized in the current period related to the beginning balance of deferred revenues.

For additional disclosures about the disaggregation of our revenues, see Note 15, “Reportable Segments.”

Note 10. Share-based Compensation

Share-based compensation expense is recognized in cost of services, product and technology expense, and selling, general, and administrative expense, in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Share-based compensation expense
Cost of services	$532	$357
Product and technology expense	803	654
Selling, general, and administrative expense	6,632	3,740
Total share-based compensation expense	$7,967	$4,751

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

In October 2024, as part of the Sterling Acquisition, unvested Sterling restricted stock, restricted stock units, and net option shares underlying in-the-money stock option awards were converted to an unvested cash award, an unvested First Advantage restricted stock award, or a First Advantage restricted stock unit (“RSU”) at the holder’s election. Converted awards are subject to the same terms and conditions (including vesting) as applied to the replaced Sterling equity award. All out-of-the-money Sterling stock options, whether vested or unvested, were canceled for no consideration.

As of March 31, 2025, the Company had approximately $35.9 million of unrecognized pre-tax non-cash compensation expense, comprised of approximately $7.9 million related to restricted stock, $13.6 million related to RSUs, and approximately $14.4 million related to stock options, which the Company expects to recognize over a weighted average period of 1.1 years.

2020 Equity Plan

Awards issued under the 2020 Equity Plan consist of options and profit interests. No awards have been issued under the plan since the Company’s IPO.

A summary of the stock option activity for the three months ended March 31, 2025 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2024	Grants outstanding	1,602,966	$5.15
	Grants exercised	(145,483)	$5.11
	Grants cancelled/forfeited	(29,074)	$5.19
March 31, 2025	Grants outstanding	1,428,409	$5.15	4.8 Years	$12.8 million
March 31, 2025	Grants vested	1,009,021	$5.13	4.7 Years	$9.0 million
March 31, 2025	Grants unvested	419,388	$5.20

2021 Equity Plan

The 2021 Equity Plan is intended to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders. The 2021 Equity Plan provides for the grant of awards of stock options, stock appreciation rights, restricted shares, restricted stock units, and other equity-based or cash-based awards as determined by the Company’s Compensation Committee. The 2021 Equity Plan initially had a total of 17,525,000 shares of common stock reserved. The number of reserved shares automatically increases on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030, in an amount equal to the lesser of (x) 2.5% of the total number of shares of common stock outstanding on the last day of the immediately preceding calendar year and (y) a number of shares as determined by the Board of Directors. As of March 31, 2025, 22,713,947 shares were available for issuance under the 2021 Equity Plan.

Stock Options

A summary of the stock option activity for the three months ended March 31, 2025 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2024	Grants outstanding	4,517,897	$14.38
	Grants issued	553,266	$14.23
	Grants exercised	(6,487)	$13.93
	Grants cancelled/forfeited	(18,824)	$13.64
March 31, 2025	Grants outstanding	5,045,852	$14.37	7.4 Years	$2.5 million
March 31, 2025	Grants vested	2,602,560	$13.71	6.5 Years	$1.6 million
March 31, 2025	Grants unvested	2,443,292	$15.06

The fair value for stock options granted for the three months ended March 31, 2025 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Options
Expected stock price volatility	35.47%
Risk-free interest rate	4.02%
Expected term (in years)	6.25
Fair-value of the underlying unit	$14.23

Restricted Stock Units

A summary of the RSU activity for the three months ended March 31, 2025 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2024	Nonvested RSUs	775,651	$16.61
	Granted	272,382	$14.23
	Vested	(46,900)	$15.68
	Forfeited	(9,940)	$14.72
March 31, 2025	Nonvested RSUs	991,193	$16.02

Restricted Stock

A summary of the restricted stock activity for the three months ended March 31, 2025 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2024	Nonvested restricted stock	1,177,743	$10.01
	Vested	(729,520)	$11.42
March 31, 2025	Nonvested restricted stock	448,223	$11.74

Sterling Acquisition Awards

Restricted Stock Units

The following table summarizes the RSUs issued by the Company as part of the Sterling Acquisition. These include Sterling restricted stock units and net option shares underlying in-the-money stock option awards that were unvested at close and converted to unvested First Advantage RSUs. The RSUs granted as a result of the conversion retain the vesting attributes (including the original service period vesting start dates) of the original award.

A summary of the RSU activity for the three months ended March 31, 2025 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2024	Nonvested RSUs	89,673	$18.70
	Vested	(69,431)	$18.70
	Forfeited	(1,789)	$18.70
March 31, 2025	Nonvested RSUs	18,453	$18.70

Restricted Stock

The following table summarizes the restricted stock issued by the Company as part of the Sterling Acquisition. These include Sterling restricted stock and net option shares underlying in-the-money stock option awards that were unvested at close and converted to unvested First Advantage restricted stock. The restricted stock granted as a result of the conversion retain the vesting attributes (including the original service period vesting start dates) of the original award.

A summary of the restricted stock activity for the three months ended March 31, 2025 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2024	Nonvested restricted stock	692,714	$18.70
	Vested	(271,992)	$18.70
	Forfeited	(24,594)	$18.70
March 31, 2025	Nonvested restricted stock	396,128	$18.70

2021 Employee Stock Purchase Plan (“ESPP”)

The Company’s ESPP allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation to acquire Company stock during designated offering periods. Each offering period consists of one six-month purchase period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. The Company recorded an associated expense of approximately $0.1 million and $0.2 million for three months ended March 31, 2025 and 2024, respectively.

Note 11. Equity

Preferred Stock

As of March 31, 2025 and December 31, 2024, 250,000,000 shares of Preferred Stock were authorized, and no Preferred Stock was issued or outstanding.

Note 12. Commitments and Contingencies

There have been no material changes to the Company’s contractual obligations as compared to December 31, 2024.

The Company is involved in litigation from time to time in the ordinary course of business. At times, the Company, given the nature of its background screening business, is subject to lawsuits, or potential class action lawsuits, in multiple jurisdictions, related to claims brought primarily by consumers or individuals who were the subject of its screening services.

For all pending matters, the Company believes it has meritorious defenses and intends to defend vigorously or otherwise seek indemnification from other parties as appropriate. However, the Company has recorded a liability of $11.2 million and $11.6 million as of March 31, 2025 and December 31, 2024, respectively, for matters that it believes entail a loss that is both probable and estimable. This is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Note 13. Related Party Transactions

The Company had no material related party transactions for the three months ended March 31, 2025.

Note 14. Net Loss Per Share

Basic weighted-average shares outstanding excludes nonvested restricted stock. Diluted weighted average shares outstanding is similar to basic weighted-average shares outstanding, except that the weighted-average number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common share had been issued, including the dilutive impact of nonvested restricted stock. The potentially dilutive securities outstanding during the three months ended March 31, 2025, had an anti-dilutive effect and were therefore not included in the calculation of diluted net loss per share. Basic and diluted net loss per share was calculated as follows:

	Three Months Ended March 31,
	2025	2024
Basic and diluted net loss per share	$(0.24)	$(0.02)
Numerator:
Net loss (in thousands)	$(41,194)	$(2,908)
Denominator:
Weighted average number of shares outstanding - basic and diluted	172,756,497	143,591,713

For the three months ended March 31, 2025 and 2024, a total of 3,863,961 and 3,287,852 stock options, RSUs, and restricted stock awards were excluded from the calculation of diluted net loss per share, respectively, because their effect was anti-dilutive.

Note 15. Reportable Segments

The Company has three reportable segments:

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

Our chief operating decision maker (“CODM”) uses the performance measure of Adjusted EBITDA, on both a consolidated and a segment basis, to allocate resources and assess performance of our businesses. Our CODM also uses Adjusted EBITDA as a performance measure for both segment and corporate management under our incentive compensation plans. Corporate costs are generally allocated to the segments based upon estimated revenue levels and other assumptions that management considers reasonable. Adjusted cost of services consists of amounts paid to third parties for access to government records, other third-party data and services, our internal processing fulfillment and customer care functions, and other cost of services excluding depreciation and amortization, share-based compensation expenses, transaction expenses, and integration expenses. Other segment items consist of product and technology and selling, general, and administrative expenses, but similarly excludes depreciation and amortization, share based compensation, and other expenses excluded from Adjusted EBITDA.

The CODM does not review the Company’s assets by segment as it does not provide additional insights into the performance of our business; therefore, such information is not presented. The accounting policies of the segments are the same as described in Note 1. “Organization, Nature of Business, and Basis of Presentation” and Note 2. “Summary of Significant Accounting Policies” included in the Annual Report on Form 10-K for the year ended December 31, 2024.

Reconciliations of Segment Adjusted EBITDA to net loss for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31, 2025
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$145,353	$23,775	$187,518	$356,646
Intersegment revenues	(491)	(1,263)	(304)	(2,058)
External revenues	$144,862	$22,512	$187,214	$354,588
Less:
Adjusted cost of services	74,183	13,848	104,802
Other segment items	30,863	6,561	34,277
Segment Adjusted EBITDA	$40,307	$3,366	$48,439	$92,112
Adjustments to reconcile to net loss:
Interest expense, net				46,580
Provision for income taxes				2,231
Depreciation and amortization				61,666
Share-based compensation				7,967
Transaction and acquisition-related charges (a)				3,996
Integration, restructuring, and other charges (b)				10,866
Net loss				$(41,194)

	Three Months Ended March 31, 2024
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$149,127	$22,023	$—	$171,150
Intersegment revenues	(315)	(1,419)	—	(1,734)
External revenues	$148,812	$20,604	$—	$169,416
Less:
Adjusted cost of services	76,070	12,837	—
Other segment items	29,388	6,297	—
Segment Adjusted EBITDA	$43,669	$2,889	$—	$46,558
Adjustments to reconcile to net loss:
Interest expense, net				3,570
Benefit for income taxes				(1,388)
Depreciation and amortization				29,822
Share-based compensation				4,751
Transaction and acquisition-related charges (a)				11,992
Integration, restructuring, and other charges (b)				719
Net loss				$(2,908)
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three months ended March 31, 2025 include approximately $3.8 million of expense associated with the Sterling Acquisition. The three months ended March 31, 2024 include approximately $11.1 million of expense associated with the Sterling Acquisition, as well as incremental professional service fees incurred related to the Company's initial public offering and the subsequent one-time compliance efforts.
(b)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, (gains) losses on the sale of assets, and other non-recurring items. Integration, restructuring, and other charges for the three months ended March 31, 2025 include approximately $7.8 million of expense associated with the integration of Sterling.

Geographic Information

The Company categorizes revenues by geographic region in which the revenues and invoicing are recorded. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods.

The following summarizes revenues by geographical region (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues
United States	$303,789	$146,206
All other countries	50,799	23,210
Total revenues	$354,588	$169,416

The following table sets forth net long-lived assets by geographic area (in thousands):

	March 31, 2025	December 31, 2024
Long-lived assets, net
United States	$2,951,959	$2,996,933
All other countries	435,281	436,741
Total long-lived assets, net	$3,387,240	$3,433,674

Note 16. Subsequent Events

On April 16, 2025, the Company entered into an interest rate swap agreement with a notional amount of $250.0 million. The interest rate swap will hedge our outstanding debt with a floating SOFR rate with a fixed rate of 3.56%. The interest rate swap agreement is effective as of April 30, 2025 and matures on April 30, 2028.

On May 7, 2025, the Company made a voluntary principal repayment of $15.0 million on its outstanding Amended First Lien Credit Facility. The repayment was made using available cash on hand and reflects the Company’s ongoing efforts to reduce leverage and strengthen its balance sheet. No prepayment penalties were incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of First Advantage Corporation’s financial condition and results of operations is provided as a supplement to the condensed consolidated financial statements for the three months ended March 31, 2025, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. All discussions and information in this Quarterly Report on Form 10-Q regarding our business and financial results relate solely to our operations prior to the acquisition of Sterling Check Corp. (“Sterling” and such acquisition, the “Sterling Acquisition”), unless otherwise indicated.

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

These forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Such risks and uncertainties include, but are not limited to, the following: the failure to realize the expected benefits of the Sterling Acquisition, negative changes in external events beyond our control, including our customers’ onboarding volumes, economic drivers which are sensitive to macroeconomic cycles, such as interest rate volatility and inflation, geopolitical unrest, global trade disputes, and uncertainty in financial markets; our operations in a highly regulated industry and the fact that we are subject to numerous and evolving laws and regulations, including with respect to personal data, data security, and artificial intelligence (“AI”); inability to identify and successfully implement our growth strategies on a timely basis or at all; potential harm to our business, brand, and reputation as a result of security breaches, cyber-attacks, or the mishandling of personal data; operating in a penetrated and competitive market; our reliance on third-party data providers; our sales to government entities and higher-tier contractors to governmental customers which involve unique competitive, procurement, budget, administrative and contractual risks; due to the sensitive and privacy-driven nature of our products and solutions, we could face liability and legal or regulatory proceedings, which could be costly and time-consuming to defend and may not be fully covered by insurance; our international business exposes us to a number of risks; real or perceived errors, failures, or bugs in our products could adversely affect our business, results of operations, financial condition, and growth prospects; our ability to identify attractive targets or successfully complete such transactions; failure to comply with anti-corruption laws and regulations; disruptions at our Global Operating Center and other operating centers; our contracts with our customers, which do not guarantee exclusivity or contracted volumes; disruptions, outages, or other errors with our technology and network infrastructure, including our data centers, servers, and third-party cloud and internet providers and our migration to the cloud; the continued integration of our platforms and solutions with human resource providers such as applicant tracking systems and human capital management systems as well as our relationships with such human resource providers; risks relating to public opinion, which may be magnified by incidents or adverse publicity concerning our industry or operations; our reliance on third-party vendors to carry out certain portions of our operations; our dependence on the service of our key executives and other employees, and our ability to find and retain qualified employees; our ability to obtain, maintain, protect and enforce our intellectual property and other proprietary information; our ability to maintain, protect, and enforce the confidentiality of our trade secrets; the use of open-source software in our applications; seasonality in our operations from quarter to quarter; our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations; Silver Lake’s control of us and the potential conflict of its interest with ours or those of our stockholders; and changing interpretations of tax laws.

For additional information on these and other factors that could cause First Advantage’s actual results to differ materially from expected results, please see our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. The forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.

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

Certain monetary amounts, percentages, and other figures included in this Quarterly Report on Form 10-Q have been subject to rounding adjustments. Percentage amounts included in this Quarterly Report on Form 10-Q have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly Report on Form 10-Q may vary from those obtained by performing the same calculations using the figures in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Certain other amounts that appear in this Quarterly Report on Form 10-Q may not sum due to rounding.

Website and Social Media Disclosure

We use our websites (https://fadv.com/ and https://investors.fadv.com/) to distribute company information. We make available free of charge a variety of information for investors, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with, or furnish it, to the SEC. The information we post on our websites may be deemed material. Accordingly, investors should monitor our websites, in addition to following our press releases, filings with the SEC, and public conference calls and webcasts. In addition, you may opt in to automatically receive email alerts and other information about First Advantage when you enroll your email address by visiting the “Email Alerts” section of our investor website at https://investors.fadv.com/. The contents of our websites and social media channels are not, however, a part of this Quarterly Report on Form 10-Q.

Overview

First Advantage is a leading provider of global software and data in the HR technology industry. Enabled by its proprietary technology and AI, First Advantage’s platforms, data, and APIs power comprehensive employment background screening, digital identity solutions, and verification services.

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

Our platforms offer flexibility for customers to specify which products to include in their screening package, such as Social Security numbers, criminal records, education and work verifications, sex offender registry, and global sanctions. Generally, our customers order a background screening package or selected combination of screens related to a single individual before they onboard that individual. The type and mix of products and solutions we sell to a customer vary by customer size, their screening requirements, and industry vertical. Therefore, order volumes are not comparable across customers or periods. Package pricing can also vary considerably by customer depending on the product mix in their screening packages, order volumes, screening requirements and preferences, pass-through and third-party out of pocket costs, and bundling of products.

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

We generated revenues of $354.6 million for the three months ended March 31, 2025, as compared to $169.4 million for the three months ended March 31, 2024. Approximately 86% of our revenues for the three months ended March 31, 2025 was generated in the United States, while the remaining 14% was generated abroad. Other than the United States, no single country accounted for 10% or more of our total revenues for the three months ended March 31, 2025. Please refer to “Results of Operations” for further details.

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

Seasonality

We experience seasonality with respect to certain industries due to fluctuations in hiring volumes and other economic activity. For example, pre-onboarding revenues generated from our customers in the retail and transportation industries are historically highest during the months of October and November, leading up to the U.S. holiday season and lowest in December and at the beginning of the new year, following the U.S. holiday hiring season. Certain customers across various industries also historically increase their hiring throughout the second quarter of the year as winter concludes, and the school year ends, giving rise to student and graduate hiring, and increased commercial activity tied to outdoor activities. We expect that further growth in e-commerce, the continued demand for healthcare workers, the continued digital transformation of the economy, and other economic factors may impact future seasonality, but we are unable to predict these potential shifts and how our business may be impacted.

Recent Developments

Current Economic Conditions

Our results are influenced by our customers’ underlying business performance and hiring trends, which drive demand for background screening and adjacent products. Our customers’ businesses can be affected by a variety of factors, including overall economic conditions, hiring velocity and turnover, and other industry-related trends. We are also exposed to macroeconomic cyclicality, as companies often scale back hiring and reduce reliance on contingent workforces during periods of economic slowdown, which can adversely affect demand for our products and solutions.

Current macroeconomic conditions—including elevated interest rates, persistent inflation, and fluctuations in job openings and hiring activity—continue to impact portions of the global economy. Additionally, global economic volatility driven by geopolitical tensions, ongoing conflicts, including in the Ukraine and Middle East, and uncertainty around monetary policy has led to increased caution across our customer base. Emerging and ongoing trade disputes between major global economies have also contributed to supply chain disruptions, increasing costs and reducing business confidence, particularly in sectors with global exposure. These trade tensions can slow economic activity, impact cross-border hiring trends, and reduce demand for certain customer verticals that rely on international talent and operations. Furthermore, the current U.S. presidential administration has signaled its intention to implement significant changes to U.S. trade policy, the size of the federal government and the enforcement of various regulations, which has increased economic uncertainty. These policy shifts could introduce additional market instability and reduce investor confidence and could negatively affect our business, financial condition, and operating results.

If this economic uncertainty continues or worsens, we may face pressure on new business generation, customer renewals, overall demand levels, sales and marketing effectiveness, revenue growth, customer onboarding, collection cycles, and product development initiatives. Our ability to sustain growth will also depend on the long-term stability, diversity, and resilience of the industry verticals we serve and rely upon to drive our revenues.

Despite these macroeconomic headwinds, we are confident in the overall long-term health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy and help our customers hire smarter and onboard faster. Our continued focus on delivering innovative solutions that enhance workplace safety and address evolving compliance requirements and diversified customer base have contributed to the stability of our business and long-term financial performance.

For additional information, see our “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).

Components of our Results of Operations

Revenues

The Company derives revenues from a variety of background screening and adjacent products that cover all phases of the workforce lifecycle from pre-onboarding screening services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent workers, tenants, and drivers. We generally classify our products and solutions into three major categories: pre-onboarding, post-onboarding, and adjacent products, each of which is enabled by our technologies, proprietary internal databases, and data analytics capabilities. Pre-onboarding products, which comprise the substantial majority of our revenues, span an extensive array of products that customers typically utilize to enhance their candidate evaluation process and support compliance with their workforce onboarding criteria from the time an application is submitted to a candidate’s successful onboarding. Post-onboarding products are comprised of continuous monitoring, re-screening, and other solutions to help our customers keep their end customers, workforces, and other stakeholders safer, more productive, and more compliant. Adjacent products include products that complement our pre-onboarding and post-onboarding solutions such as fleet and vehicle compliance, hiring tax credits and incentives, resident and tenant screening, employment eligibility, and investigative research.

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
•
Product and Technology Expense: Consists of salaries and benefits of personnel involved in the maintenance of our technology and its integrations and APIs, product marketing, management of our network and infrastructure capabilities, and maintenance of our information security and business continuity functions. A portion of the personnel costs are related to the development of new products and features that are primarily developed through agile methodologies. Certain of these costs are capitalized, and therefore, are partially reflected as amortization expense within the depreciation and amortization cost line item. Product and technology expense also includes third-party costs related to our cloud computing services, software licensing and maintenance, telecommunications, and other data processing functions. We do not allocate depreciation and amortization to product and technology expense.
•
Selling, General, and Administrative Expense: Consists of sales, customer success, marketing, and general and administrative expenses. Sales, customer success, and marketing expenses consist primarily of employee compensation such as salaries, bonuses, sales commissions, share-based compensation, and other employee benefits for our verticalized sales and customer success teams. General and administrative expenses include travel expenses and various corporate functions including finance, human resources, legal, and other administrative roles, in addition to certain professional service fees and expenses incurred in connection with the Sterling Acquisition. We expect selling, general, and administrative expenses to increase in the short-term, primarily as a result of additional Sterling integration costs. Over the long-term, we expect selling, general, and administrative expenses to decrease as a percentage of revenues as we leverage our past investments. We do not allocate depreciation and amortization to selling, general, and administrative expenses.
•
Depreciation and Amortization: Property and equipment consisting mainly of capitalized software costs, furniture, hardware, and leasehold improvements are depreciated or amortized and reflected as operating expenses. We also amortize the capitalized costs of finite-life intangible assets acquired in connection with business combinations.

We have a flexible cost structure that allows our business to adjust quickly to the impacts of macroeconomic events and scale to meet the needs of large customers. Operating expenses are influenced by the amount of revenues, customer mix, and product mix that contribute to our revenues for any given period, as well as the progress of our integration of Sterling. As revenues grow, we would generally expect cost of services to grow in a similar fashion, albeit influenced by the effects of automation, productivity, and other efficiency initiatives as well as customer and product mix shifts and third-party pass-through costs. We regularly review expenses and investments in the context of revenue growth and any shifts we identify in the business in order to align with our overall financial objectives. While we expect operating expenses to increase in absolute dollars to support our continued growth, we believe that, in the long term, operating expenses as a percentage of total revenues will decline gradually in the future as our business grows and our operating efficiency and automation initiatives continue to advance.

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

Comparison of Results of Operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Revenues	$354,588	$169,416

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	192,565	87,192
Product and technology expense	27,155	12,466
Selling, general, and administrative expense	65,585	40,662
Depreciation and amortization	61,666	29,822
Total operating expenses	346,971	170,142
Income (loss) from operations	7,617	(726)

Other Expense, Net:
Interest expense, net	46,580	3,570
Total other expense, net	46,580	3,570
Loss before provision for income taxes	(38,963)	(4,296)
Provision (benefit) for income taxes	2,231	(1,388)
Net loss	$(41,194)	$(2,908)
Net loss margin	(11.6)%	(1.7)%

Revenues

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenues
First Advantage Americas	$145,353	$149,127
First Advantage International	23,775	22,023
Sterling	187,518	—
Eliminations	(2,058)	(1,734)
Total revenues	$354,588	$169,416

Revenues were $354.6 million for the three months ended March 31, 2025, compared to $169.4 million for the three months ended March 31, 2024. Revenues for the three months ended March 31, 2025 increased by $185.2 million, or 109.3%, compared to the three months ended March 31, 2024.

The increase in revenues is due to:

•
revenues of $187.5 million, or 110.7%, attributable to Sterling as a result of the Sterling Acquisition completed on October 31, 2024; and
•
revenues of $5.1 million, or 3.0%, from new customers, primarily attributable to our First Advantage Americas segment.

These revenue increases were offset by a net decrease of $7.4 million, or 4.4%, in revenues from existing customers, primarily due to macroeconomic pressures across a number of our customer verticals that led to reduced overall customer demand, as well as the impact of lost customers. These decreases in existing customer revenues were partially mitigated by continued strength from upselling and cross-selling initiatives, which contributed an additional $7.2 million, or 4.3%, in revenue growth.

Pricing remained relatively stable across all periods.

Cost of Services

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Cost of services	192,565	87,192
Revenues	$354,588	$169,416
Cost of services as a % of revenue	54.3%	51.5%

Cost of services was $192.6 million for the three months ended March 31, 2025, compared to $87.2 million for the three months ended March 31, 2024. Cost of services for the three months ended March 31, 2025 increased by $105.4 million, or 120.9%, compared to the three months ended March 31, 2024.

The increase in cost of services was primarily due to $105.7 million of Sterling costs of services recognized after the Sterling Acquisition.

Cost of services as a percentage of revenues was 54.3% for the three months ended March 31, 2025, compared to 51.5% for the three months ended March 31, 2024. The cost of services percentage of revenues for the first quarter of 2025 was impacted by Sterling’s higher relative cost of services due to the segment’s product and customer mix and other variations in customer ordering mix.

Product and Technology Expense

	Three Months Ended March 31,
(in thousands)	2025	2024
Product and technology expense	$27,155	$12,466

Product and technology expense was $27.2 million for the three months ended March 31, 2025, compared to $12.5 million for the three months ended March 31, 2024. Product and technology expense for the three months ended March 31, 2025 increased by $14.7 million, or 117.8%, compared to the three months ended March 31, 2024.

The increase in product and technology expense was primarily due to:

•
$11.1 million of Sterling expenses recognized after the Sterling Acquisition, of which approximately $0.5 million related to cash compensation expense due to the conversion of Sterling equity awards to cash awards as part of the transaction;
•
a $2.4 million increase in Legacy First Advantage personnel expenses as a result of additional investments made to enhance our products, solutions, and technology platform; and
•
a $1.0 million increase in Legacy First Advantage professional service fees related to continued investments in our technology platform.

Selling, General, and Administrative Expense

	Three Months Ended March 31,
(in thousands)	2025	2024
Selling, general, and administrative expense	$65,585	$40,662

Selling, general, and administrative expense was $65.6 million for the three months ended March 31, 2025, compared to $40.7 million for the three months ended March 31, 2024. Selling, general, and administrative expense for the three months ended March 31, 2025 increased by $24.9 million, or 61.3%, compared to the three months ended March 31, 2024.

Selling, general, and administrative expense increased primarily due to $30.5 million of Sterling expenses recognized after the Sterling Acquisition, which include:

•
$3.2 million related to share-based compensation expense due to the conversion of Sterling equity awards to First Advantage equity awards as part of the transaction;
•
$2.9 million related to cash compensation expense due to the conversion of Sterling equity awards to cash awards as part of the transaction; and
•
$1.9 million related to post-combination restructuring costs.

These increases in selling, general, and administrative expense were partially offset by a $7.9 million decrease in transaction costs attributable to the Sterling Acquisition related to professional service, legal, and other fees, that did not reoccur as the acquisition was completed on October 31, 2024.

Depreciation and Amortization

	Three Months Ended March 31,
(in thousands)	2025	2024
Depreciation and amortization	$61,666	$29,822

Depreciation and amortization was $61.7 million for the three months ended March 31, 2025, compared to $29.8 million for the three months ended March 31, 2024. Depreciation and amortization for the three months ended March 31, 2025 increased by $31.8 million, or 106.8%, compared to the three months ended March 31, 2024. This increase was primarily due to the impact of the step up in fair value of property and equipment and intangible assets as a result of the application of purchase accounting related to the Sterling Acquisition, which is being amortized on an accelerated basis based on the relative projected discounted cash flows of each asset.

Interest Expense, Net

	Three Months Ended March 31,
(in thousands)	2025	2024
Interest expense, net	$46,580	$3,570

Interest expense, net was $46.6 million for the three months ended March 31, 2025, compared to $3.6 million for the three months ended March 31, 2024. Interest expense, net for the three months ended March 31, 2025 increased by $43.0 million or 1,204.8%, compared to the three months ended March 31, 2024.

This increase in interest expense was primarily attributable to higher interest expense on the Company’s Amended First Lien Credit Facility (as defined below), resulting from an incremental term loan principal amount of $1,620.3 million and an incremental revolver availability amount of $150.0 million, in connection with the Sterling Acquisition. Increases in interest expense were further impacted by increases in unrealized losses on the Company’s interest swaps resulting from interest rate volatility experienced during the period.

Provision for Income Taxes

	Three Months Ended March 31,
(in thousands)	2025	2024
Provision (benefit) for income taxes	$2,231	$(1,388)

Our provision for income taxes was $2.2 million for the three months ended March 31, 2025, compared to a benefit of $(1.4) million for the three months ended March 31, 2024. Our provision for income taxes for the three months ended March 31, 2025 increased by $3.6 million, compared to the three months ended March 31, 2024.

The increase in our provision for income taxes was primarily due to the jurisdictional mix of earnings, higher income taxes in the jurisdictions outside of the U.S., and U.S. state income taxes during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Net loss and Net loss Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Net loss	$(41,194)	$(2,908)
Net loss margin	(11.6)%	(1.7)%

Net loss was $(41.2) million for the three months ended March 31, 2025, compared to $(2.9) million for the three months ended March 31, 2024. Net loss for the three months ended March 31, 2025 increased by $38.3 million compared to the three months ended March 31, 2024.

Net loss margin was (11.6)% for the three months ended March 31, 2025, compared to (1.7)% for the three months ended March 31, 2025, as increases in depreciation and amortization, primarily as a result of the Company’s Sterling Acquisition and reduced demand from customers more impacted by macroeconomic factors, contributed to lower profitability.

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

Adjusted EBITDA was $92.1 million for the three months ended March 31, 2025 and represented an Adjusted EBITDA Margin of 26.0%. Adjusted EBITDA was $46.6 million for the three months ended March 31, 2024 and represented an Adjusted EBITDA Margin of 27.5%. Adjusted EBITDA for the three months ended March 31, 2025 increased by $45.6 million, or 97.8%, compared to the three months ended March 31, 2024, primarily due to the Sterling Acquisition.

The following table presents a reconciliation of Adjusted EBITDA for the periods presented.

	Three Months Ended March 31,
(in thousands)	2025	2024
Net loss	$(41,194)	$(2,908)
Interest expense, net	46,580	3,570
Provision (benefit) for income taxes	2,231	(1,388)
Depreciation and amortization	61,666	29,822
Share-based compensation(a)	7,967	4,751
Transaction and acquisition-related charges(b)	3,996	11,992
Integration, restructuring, and other charges(c)	10,866	719
Adjusted EBITDA	$92,112	$46,558
(a)
Share-based compensation for the three months ended March 31, 2025 and 2024 includes approximately $1.9 million and $2.6 million, respectively of incrementally recognized expense associated with the May 2023 modification of the vesting terms of outstanding unvested and unearned performance-based options, restricted stock units, and restricted stock awards.
(b)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three months ended March 31, 2025 include approximately $3.8 million of expense associated with the Sterling Acquisition. The three months ended March 31, 2024 include approximately $11.1 million of expense associated with the Sterling Acquisition, as well as incremental professional service fees incurred related to the Company's initial public offering and the subsequent one-time compliance efforts.
(c)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, (gains) losses on the sale of assets, and other non-recurring items. Integration, restructuring, and other charges for the three months ended March 31, 2025 include approximately $7.8 million of expense associated with the integration of Sterling.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenues. The following table presents the calculation of Adjusted EBITDA Margin for the periods presented.

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Adjusted EBITDA	$92,112	$46,558
Revenues	354,588	169,416
Adjusted EBITDA Margin	26.0%	27.5%

The following table presents a calculation of Adjusted EBITDA by segment for the periods presented. See Note 15, “Reportable Segments” to the condensed consolidated financial statements for a reconciliation of Adjusted EBITDA for the periods presented by segment.

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Adjusted EBITDA(1)
First Advantage Americas	$40,307	$43,669
First Advantage International	3,366	2,889
Sterling	48,439	—
Adjusted EBITDA	$92,112	$46,558

Revenues
First Advantage Americas	$145,353	$149,127
First Advantage International	23,775	22,023
Sterling	187,518	—
Less: intersegment eliminations	(2,058)	(1,734)
Total revenues	$354,588	$169,416

Adjusted EBITDA Margin
First Advantage Americas	27.7%	29.3%
First Advantage International	14.2%	13.1%
Sterling	25.8%	n/a
Adjusted EBITDA Margin	26.0%	27.5%
(1)
See the reconciliation of net loss to Adjusted EBITDA above. Segment Adjusted EBITDA margins are calculated using segment gross revenues and segment Adjusted EBITDA. Consolidated Adjusted EBITDA margin is calculated using consolidated revenues and consolidated Adjusted EBITDA.

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Similar to Adjusted EBITDA, management believes that Adjusted Net Income and Adjusted Diluted Earnings Per Share are strong indicators of our overall operating performance and are useful to our management and investors as measures of comparative operating performance from period to period. We define Adjusted Net Income for a particular period as net loss before taxes adjusted for debt-related costs, acquisition-related depreciation and amortization, share-based compensation, transaction and acquisition related charges, integration and restructuring charges, and other non-cash charges, to which we then apply the related effective tax rate. We define Adjusted Diluted Earnings Per Share as Adjusted Net Income divided by adjusted weighted average number of shares outstanding—diluted.

Adjusted Net Income was $30.5 million for the three months ended March 31, 2025, compared to $24.8 million for the three months ended March 31, 2024. Adjusted Net Income for the three months ended March 31, 2025 increased by $5.7 million, or 23.0% compared to the three months ended March 31, 2024, primarily due to the Sterling Acquisition. This increase was offset by changes in acquisition-related depreciation and amortization and our capital structure that are captured in interest expense.

Adjusted Diluted Earnings Per Share was $0.17 for the three months ended March 31, 2025, consistent with the three months ended March 31, 2024, as increases in Adjusted Net Income were offset by the incremental interest on the transaction financing and the dilutive impact of the new shares issued for the Sterling Acquisition.

Gains or losses and actual cash payments and receipts on the Company’s interest rate swaps impact the comparability of Adjusted Net Income and Adjusted Diluted Earnings Per Share across historical periods.

The following table presents a reconciliation of Adjusted Net Income for the periods presented.

	Three Months Ended March 31,
(in thousands)	2025	2024
Net loss	$(41,194)	$(2,908)
Provision (benefit) for income taxes	2,231	(1,388)
Loss before provision for income taxes	(38,963)	(4,296)
Debt-related charges(a)	6,803	(3,014)
Acquisition-related depreciation and amortization(b)	50,039	22,625
Share-based compensation(c)	7,967	4,751
Transaction and acquisition-related charges(d)	3,996	11,992
Integration, restructuring, and other charges(e)	10,866	719
Adjusted Net Income before income tax effect	40,708	32,777
Less: Adjusted income taxes(f)	10,222	7,991
Adjusted Net Income	$30,486	$24,786

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented.

	Three Months Ended March 31,
	2025	2024
Diluted net loss per share (GAAP)	$(0.24)	$(0.02)
Adjusted Net Income adjustments per share
Provision (benefit) for income taxes	0.01	(0.01)
Debt-related charges(a)	0.04	(0.02)
Acquisition-related depreciation and amortization(b)	0.29	0.16
Share-based compensation(c)	0.05	0.03
Transaction and acquisition-related charges(d)	0.02	0.08
Integration, restructuring, and other charges(e)	0.06	0.00
Adjusted income taxes(f)	(0.06)	(0.05)
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.17	$0.17

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP)	172,756,497	143,591,713
Options and restricted stock not included in weighted average number of shares outstanding—diluted (GAAP) (using treasury stock method)	2,217,580	2,110,928
Adjusted weighted average number of shares outstanding—diluted (Non-GAAP)	174,974,077	145,702,641
(a)
Represents the non-cash interest expense related to the amortization of debt issuance costs for the February 2021 and October 2024 refinancing of the Company’s First Lien Credit Facility. This adjustment also includes the impact of the change in fair value of interest rate swaps, which represents the difference between the fair value gains or losses and actual cash payments and receipts on the interest rate swaps.
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
(c)
Share-based compensation for the three months ended March 31, 2025 and 2024 includes approximately $1.9 million and $2.6 million, respectively of incrementally recognized expense associated with the May 2023 modification of the vesting terms of outstanding unvested and unearned performance-based options, restricted stock units, and restricted stock awards.
(d)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three months ended March 31, 2025 include approximately $3.8 million of expense associated with the Sterling Acquisition. The three months ended March 31, 2024 include approximately $11.1 million of expense associated with the Sterling Acquisition, as well as incremental professional service fees incurred related to the Company's initial public offering and the subsequent one-time compliance efforts.
(e)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, (gains) losses on the sale of assets, and other non-recurring items. Integration, restructuring, and other charges for the three months ended March 31, 2025 include approximately $7.8 million of expense associated with the integration of Sterling.
(f)
Effective tax rates of approximately 25.1% and 24.4% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three months ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

Liquidity

The Company’s primary liquidity requirements are for working capital, debt service, continued investments in software development and other capital expenditures, and other strategic investments, including the Sterling Acquisition and related integration. In addition, income taxes are and will be a material use of funds, depending on our future profitability and future tax rates. The Company’s liquidity needs are met primarily through existing balance sheet cash, cash flows from operations, as well as funds available under our revolving credit facility and proceeds from our term loan borrowings, including incremental term loan borrowings incurred to fund the Sterling Acquisition. Our cash flows from operations include cash received from customers, less cash costs to provide services to our customers, which includes general and administrative costs and interest payments.

As of March 31, 2025, we had $172.0 million in cash and cash equivalents and $250.0 million available under our revolving credit facility. As of March 31, 2025, we had $2,179.5 million of total debt outstanding. We believe our cash on hand, together with amounts available under our revolving credit facility, and cash provided by operating activities are and will continue to be adequate to meet our operational and business needs in the next twelve months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors that may be beyond our control, including those described under our “Risk Factors” included in our 2024 Annual Report.

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

In connection with the Sterling Acquisition, on October 31, 2024, the Company refinanced its existing First Lien Credit Agreement and all related Sterling debt (the “2024 First Lien Credit Agreement”). The 2024 First Lien Credit Agreement provides for a term loan of $2.185 billion due October 31, 2031, carrying an interest rate of 3.00% to 3.25%, based on the first lien ratio, plus SOFR (“Amended First Lien Credit Facility”) and a $250.0 million revolving credit facility due October 31, 2029 (“Amended Revolver”).

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

The 2024 First Lien Credit Agreement contains customary affirmative covenants, negative covenants and events of default (including upon a change of control). The 2024 First Lien Credit Agreement also includes a “springing” first lien net leverage ratio test, applicable only to the Amended Revolver, that requires such ratio to be no greater than 7.75:1.00 on the last day of any fiscal quarter if more than 40.0% of the Amended Revolver is utilized on such date. See Note 6, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

Cash Flow Analysis

Comparison of Cash Flows for the three months ended March 31, 2025 compared to the three months ended March 31, 2024

The following table is a summary of our cash flow activity for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$19,471	$38,329
Net cash used in investing activities	(11,076)	(7,031)
Net cash (used in) provided by financing activities	(5,993)	689

Cash Flows from Operating Activities

Net cash provided by operating activities was $19.5 million for the three months ended March 31, 2025, compared to $38.3 million for the three months ended March 31, 2024. Net cash provided by operating activities for the three months ended March 31, 2025 decreased by $18.9 million compared to the three months ended March 31, 2024. Cash flows from operating activities for the three months ended March 31, 2025 were lower due to interest payments of $41.4 million on the Company’s Amended First Lien Credit Facility, the timing of professional service and legal fee payments related to the Company’s acquisition and integration of Sterling, and continued moderate hiring activity by our customers due to the current macroeconomic environment.

Cash Flows from Investing Activities

Net cash used in investing activities was $11.1 million for the three months ended March 31, 2025, compared to $7.0 million for the three months ended March 31, 2024. Net cash used in investing activities for the three months ended March 31, 2025 increased by $4.0 million compared to the three months ended March 31, 2024. The increase in cash flows used in investing activities was primarily due increased spend on software development related to the Sterling platform.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(6.0) million for the three months ended March 31, 2025, compared to $0.7 million for the three months ended March 31, 2024. Net cash used in financing activities for the three months ended March 31, 2025 was primarily driven by a $5.5 million increase in principal payments on the Company’s Amended First Lien Credit Facility. Net cash provided by financing activities for three months ended March 31, 2024 was driven by cash inflows related to share-based compensation activity. These inflows were offset by cash outflows related to payments on the deferred purchase of a software platform.

Contractual Obligations and Commitments

During the three months ended March 31, 2025, there have been no significant changes to our contractual obligations and commitments compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report.

Recently Issued Accounting Standards

See Note 2 to the condensed consolidated financial statements for disclosure of the impact that recent accounting pronouncements may have on the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2025, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2025, no material change had occurred in our market risks, compared with the disclosure in our 2024 Annual Report.

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

Changes in Internal Control Over Financial Reporting

During the quarter covered by this report, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of integrating the Sterling operations, control processes and information systems into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information in response to this Item is included in “Part I — Item 1. — Note 12 — Commitments and Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

As of March 31, 2025, no material changes had occurred in our risk factors, compared with the disclosure in our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K), except as described in the table below.

Trading Arrangement
Director/Officer Name	Title	Date of Adoption/Termination	Rule 10b5-1(1)	Non-Rule 10b5-1	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(2)	Aggregate Number of Securities to Be Purchased or Sold
Joelle Smith	President	Adopted February 28, 2025	X		February 27, 2026	Sale of up to 69,402 shares of common stock in multiple transactions
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

3.1	Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated herein by reference to Exhibit 3.1 of First Advantage’s Form 8-K filed on June 25, 2021).
3.2	Amended and Restated Bylaws of First Advantage Corporation (incorporated herein by reference to Exhibit 3.2 of First Advantage’s Form 8-K filed on June 25, 2021).
10.1	Employment Offer Letter, dated April 6, 2016, between First Advantage Background Services and Steven Marks.
10.2	Employment Letter, dated October 19, 2022, between First Advantage Limited and Douglas Nairne.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

FIRST ADVANTAGE CORPORATION

Date: May 8, 2025	By:	/s/ Scott Staples
Scott Staples
Chief Executive Officer (principal executive officer)

Date: May 8, 2025	By:	/s/ Steven Marks
Steven Marks
Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)