Form 10-Q
period 2025-06-30
FIRST ADVANTAGE CORP
filed 2025-08-07
CIK 1210677

I dia

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025 the registrant had 173,990,560 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

First Advantage Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$184,261	$168,688
Restricted cash	84	795
Accounts receivable (net of allowance for doubtful accounts of $5,191 and $3,832 at June 30, 2025 and December 31, 2024, respectively)	283,078	266,800
Prepaid expenses and other current assets	25,462	31,041
Income tax receivable	9,961	8,669
Total current assets	502,846	475,993
Property and equipment, net	275,635	307,539
Goodwill	2,143,359	2,124,528
Intangible assets, net	925,327	987,948
Deferred tax asset, net	4,951	5,682
Other assets	19,094	21,203
TOTAL ASSETS	$3,871,212	$3,922,893
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$111,640	$120,872
Accrued compensation	53,325	52,805
Accrued liabilities	56,462	44,700
Current portion of long-term debt	21,850	21,850
Current portion of operating lease liability	3,844	4,245
Income tax payable	1,446	1,942
Deferred revenues	4,824	4,274
Total current liabilities	253,391	250,688
Long-term debt (net of deferred financing costs of $38,403 and $41,861 at June 30, 2025 and December 31, 2024, respectively)	2,104,285	2,121,289
Deferred tax liability, net	194,998	222,738
Operating lease liability, less current portion	7,339	9,149
Other liabilities	12,036	11,990
Total liabilities	2,572,049	2,615,854
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 173,839,182 and 173,171,145 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	174	173
Additional paid-in-capital	1,517,179	1,504,007
Accumulated deficit	(200,694)	(159,808)
Accumulated other comprehensive loss	(17,496)	(37,333)
Total equity	1,299,163	1,307,039
TOTAL LIABILITIES AND EQUITY	$3,871,212	$3,922,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
REVENUES	$390,633	$184,546	$745,221	$353,962

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization below)	207,841	92,348	400,406	179,540
Product and technology expense	25,676	13,677	52,831	26,143
Selling, general, and administrative expense	57,473	38,640	123,058	79,302
Depreciation and amortization	61,906	29,978	123,572	59,800
Total operating expenses	352,896	174,643	699,867	344,785
INCOME FROM OPERATIONS	37,737	9,903	45,354	9,177

OTHER EXPENSE, NET:
Interest expense, net	44,785	7,353	91,365	10,923
Loss on extinguishment of debt	254	—	254	—
Total other expense, net	45,039	7,353	91,619	10,923
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(7,302)	2,550	(46,265)	(1,746)
(Benefit) provision for income taxes	(7,610)	689	(5,379)	(699)
NET INCOME (LOSS)	$308	$1,861	$(40,886)	$(1,047)

Foreign currency translation income (loss)	14,384	(1,298)	19,837	(3,071)
COMPREHENSIVE INCOME (LOSS)	$14,692	$563	$(21,049)	$(4,118)

NET INCOME (LOSS)	$308	$1,861	$(40,886)	$(1,047)
Basic net income (loss) per share	$0.00	$0.01	$(0.24)	$(0.01)
Diluted net income (loss) per share	$0.00	$0.01	$(0.24)	$(0.01)
Weighted average number of shares outstanding - basic	173,288,662	143,863,667	172,930,881	143,727,612
Weighted average number of shares outstanding - diluted	175,069,451	145,856,112	172,930,881	143,727,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,886)	$(1,047)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	123,572	59,800
Loss on extinguishment of debt	254	—
Amortization of deferred financing costs	3,205	916
Bad debt recovery	(1,495)	(156)
Deferred taxes	(26,965)	(14,601)
Share-based compensation	13,709	9,799
Loss (gain) on disposal of fixed assets and impairment of ROU assets	527	(26)
Change in fair value of interest rate swaps	6,419	(9,177)
Changes in operating assets and liabilities:
Accounts receivable	(13,033)	11,919
Prepaid expenses and other assets	1,878	2,245
Accounts payable	(12,049)	7,565
Accrued compensation and accrued liabilities	2,585	7,203
Deferred revenues	501	373
Operating lease liabilities	(155)	(467)
Other liabilities	(308)	(626)
Income taxes receivable and payable, net	(943)	(3,348)
Net cash provided by operating activities	56,816	70,372
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs	(22,180)	(12,894)
Purchases of property and equipment	(1,718)	(970)
Other investing activities	82	52
Net cash used in investing activities	(23,816)	(13,812)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Amended First Lien Credit Facility	(20,462)	—
Proceeds from issuance of common stock under share-based compensation plans	2,219	1,197
Net settlement of share-based compensation plan awards	(2,761)	(311)
Payments on deferred purchase agreements	—	(469)
Cash dividends paid	(103)	(204)
Net cash (used in) provided by financing activities	(21,107)	213
Effect of exchange rate on cash, cash equivalents, and restricted cash	2,969	(1,036)
Increase in cash, cash equivalents, and restricted cash	14,862	55,737
Cash, cash equivalents, and restricted cash at beginning of period	169,483	213,912
Cash, cash equivalents, and restricted cash at end of period	$184,345	$269,649

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$24,273	$17,158
Cash paid for interest	$84,140	$23,887
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on account	$426	$1,030
Non-cash property and equipment additions	$—	$540

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – December 31, 2024	$173	$1,504,007	$(159,808)	$(37,333)	$1,307,039
Share-based compensation	—	7,967	—	—	7,967
Forfeitures of previously declared cash dividends	—	5	—	—	5
Proceeds from issuance of common stock under share-based compensation plans	2	1,688	—	—	1,690
Common stock withheld for tax obligations on restricted stock unit and option settlement	(1)	(2,204)	—	—	(2,205)
Foreign currency translation	—	—	—	5,453	5,453
Net loss	—	—	(41,194)	—	(41,194)
BALANCE – March 31, 2025	$174	$1,511,463	$(201,002)	$(31,880)	$1,278,755
Share-based compensation	—	5,742	—	—	5,742
Proceeds from issuance of common stock under share-based compensation plans	0	531	—	—	531
Common stock withheld for tax obligations on restricted stock unit and option settlement	(0)	(557)	—	—	(557)
Foreign currency translation	—	—	—	14,384	14,384
Net income	—	—	308	—	308
BALANCE – June 30, 2025	$174	$1,517,179	$(200,694)	$(17,496)	$1,299,163

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – December 31, 2023	$145	$977,290	$(49,545)	$(21,157)	$906,733
Share-based compensation	—	4,751	—	—	4,751
Forfeitures of previously declared cash dividends	—	6	—	—	6
Proceeds from issuance of common stock under share-based compensation plans	0	976	—	—	976
Common stock withheld for tax obligations on restricted stock unit and option settlement	(0)	(41)	—	—	(41)
Foreign currency translation	—	—	—	(1,773)	(1,773)
Net loss	—	—	(2,908)	—	(2,908)
BALANCE – March 31, 2024	$145	$982,982	$(52,453)	$(22,930)	$907,744
Share-based compensation	—	5,048	—	—	5,048
Forfeitures of previously declared cash dividends	—	5	—	—	5
Proceeds from issuance of common stock under share-based compensation plans	0	221	—	—	221
Common stock withheld for tax obligations on restricted stock unit and option settlement	(0)	(270)	—	—	(270)
Foreign currency translation	—	—	—	(1,298)	(1,298)
Net income	—	—	1,861	—	1,861
BALANCE – June 30, 2024	$145	$987,986	$(50,592)	$(24,228)	$913,311

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of June 30, 2025 (in thousands):

	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$—	$5,720	$—

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

Concentrations of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash is deposited with major financial institutions and, at times, such balances with each financial institution may be in excess of insured limits. The Company has not experienced, and does not anticipate, any losses with respect to its cash deposits. Accounts receivable represent credit granted to customers for services provided. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. The Company did not have any customers which represented 10% or more of its consolidated revenues in any segment during the three and six months ended June 30, 2025. The Company had one customer which represented approximately 11% of its consolidated revenues during the three and six months ended June 30, 2024, in its First Advantage Americas segment. Additionally, the Company did not have any customers which represented 10% or more of its consolidated accounts receivable, net for any period presented.

The Company has entered into interest rate derivative agreements with a counterparty bank to reduce its exposure to interest rate volatility. The Company has determined the counterparty bank to be a high credit quality institution. The Company does not enter into financial instruments for trading or speculative purposes.

Foreign Currency — The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using average exchange rates prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated net of tax in a separate component of equity. Foreign currency translation income (loss) included in accumulated other comprehensive loss was approximately $14.4 million and $(1.3) million for the three months ended June 30, 2025 and 2024, respectively. Foreign currency translation income (loss) included in accumulated other comprehensive loss was approximately $19.8 million and $(3.1) million for the six months ended June 30, 2025 and 2024, respectively.

Gains or losses resulting from foreign currency transactions are included in the accompanying condensed consolidated statements of operations and comprehensive income (loss), except for those relating to intercompany transactions of a long-term investment nature, which are captured in a separate component of equity as accumulated other comprehensive loss. Foreign currency transaction (loss) income included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was approximately $(0.6) million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively. Foreign currency transaction (loss) income included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was approximately $(0.8) million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the six months ended June 30, 2025 that are expected to have a material impact on the condensed consolidated financial statements.

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

During the six months ended June 30, 2025, the Company identified measurement period adjustments related to its preliminary allocation of the purchase price. The measurement period adjustments were due to revisions to estimates for working capital and tax balances, resulting in a $0.7 million decrease to current assets, a $5.8 million increase to current liabilities, a $0.1 million increase to deferred tax liabilities, and a $0.2 million decrease to other liabilities. The net impact of these adjustments was a $6.4 million increase to goodwill. The allocation was finalized as of June 30, 2025.

The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed as of June 30, 2025 (in thousands):

Consideration
Cash consideration	$1,152,163
Plus: fair value of assumed Sterling equity awards to receive cash attributable to pre-combination service	15,905
Plus: repayment of Sterling's outstanding debt	535,046
Plus: fair value of First Advantage common stock issued	490,098
Plus: fair value of assumed Sterling equity awards to receive equity awards attributable to pre-combination service	4,487
Total fair value of consideration transferred	$2,197,699
Current assets	$226,800
Property and equipment, including software developed for internal use	273,370
Intangible assets	717,000
Deferred tax asset	58,100
Other assets	12,516
Current liabilities	(155,596)
Deferred tax liability	(238,221)
Other liabilities	(16,075)
Total identifiable net assets	$877,894
Goodwill	$1,319,805

The fair values and useful lives of the acquired intangible assets by category were as follows (in thousands):

	Balance Sheet Location	Estimated Fair Values	Useful Life (in years)
Customer lists	Intangible assets, net	$655,000	14 years
Software developed for internal use	Property and equipment, net	259,000	5 years
Trade names	Intangible assets, net	62,000	5 years

Goodwill recognized is not deductible for tax purposes. Results of operations have been included in the condensed consolidated financial statements of the Company’s Sterling segment since the date of acquisition.

Pro Forma Results

The following summary, prepared on a pro forma basis pursuant to ASC 805, presents the Company’s consolidated results of operations for the three and six months ended June 30, 2024, as if the Sterling Acquisition had been completed on January 1, 2023. The pro forma results below include the impact of certain adjustments related to the amortization of intangible assets, transaction-related costs incurred as of the acquisition date, and interest expense on related borrowings, and in each case, the related income tax effects, as well as certain other post-acquisition adjustments attributable to the Sterling Acquisition. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of the results of operations that actually would have been achieved had the Sterling Acquisition been consummated as of January 1, 2023.

(in thousands, unaudited)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenue	$384,795	$739,931
Net loss	$(25,544)	$(58,702)

Note 4. Property and Equipment, net

Property and equipment, net as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Furniture and equipment	$31,954	$32,054
Capitalized software for internal use, acquired by business combination	491,372	490,346
Capitalized software for internal use, developed internally or otherwise purchased	143,804	125,973
Leasehold improvements	2,787	3,007
Total property and equipment	669,917	651,380
Less: accumulated depreciation and amortization	(394,282)	(343,841)
Property and equipment, net	$275,635	$307,539

Depreciation and amortization expense of property and equipment was approximately $27.7 million and $15.7 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation and amortization expense of property and equipment was approximately $55.3 million and $31.3 million for the six months ended June 30, 2025 and 2024, respectively.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2025 by reportable segment were as follows (in thousands):

	First Advantage Americas	First Advantage International	Sterling	Total
Balance – December 31, 2024	$703,294	$114,341	$1,306,893	$2,124,528
Adjustments to initial purchase price allocations	—	—	6,440	6,440
Foreign currency translation	46	3,323	9,022	12,391
Balance – June 30, 2025	$703,340	$117,664	$1,322,355	$2,143,359

The following summarizes the gross carrying value and accumulated amortization for the Company’s trade names, customer lists, and other intangible assets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$158,473	$(49,179)	$109,294	5-20 years
Customer lists	1,176,724	(362,227)	814,497	13-14 years
Other intangible assets	2,404	(868)	1,536	5 years
Total	$1,337,601	$(412,274)	$925,327

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$157,740	$(39,265)	$118,475	5-20 years
Customer lists	1,170,327	(302,632)	867,695	13-14 years
Other intangible assets	2,400	(622)	1,778	5 years
Total	$1,330,467	$(342,519)	$987,948

Amortization expense of trade names, customer lists, and other intangible assets was approximately $34.2 million and $14.3 million for the three months ended June 30, 2025 and 2024, respectively. Amortization expense of trade names, customer lists, and other intangible assets was approximately $68.3 million and $28.5 million for the six months ended June 30, 2025 and 2024, respectively. Trade names and customer lists are amortized on an accelerated basis based upon their estimated useful life. Other intangible assets are amortized on a straight-line or accelerated basis over their expected useful life of five years.

Note 6. Debt

The fair value of the Company’s debt obligation approximated its book value as of June 30, 2025 and December 31, 2024 and consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Amended First Lien Credit Facility	$2,164,538	$2,185,000
Less: Current portion of long-term debt	(21,850)	(21,850)
Total long-term debt	$2,142,688	$2,163,150
Less: Deferred financing costs	(38,403)	(41,861)
Long-term debt, net	$2,104,285	$2,121,289

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

The 2024 First Lien Credit Agreement is collateralized by substantially all assets and capital stock owned by direct and indirect domestic subsidiaries and is governed by certain restrictive covenants including limitations on indebtedness, liens, and other corporate actions such as investments and acquisitions. In the event the Company’s outstanding indebtedness under the Amended Revolver exceeds 40.0% of the aggregate principal amount of the revolving commitments then in effect, it is required to maintain a consolidated first lien leverage ratio no greater than 7.75 to 1.00. As of June 30, 2025, there were no outstanding borrowings under the Amended Revolver and $2,164.5 million outstanding under the Amended First Lien Credit Facility. In addition, $0.7 million in letters of credit were issued under the 2024 First Lien Credit Agreement to support two office leases. As the Company had no outstanding amounts under the Amended Revolver, it was not subject to the consolidated first lien leverage ratio covenant. The Company was compliant with all covenants under the agreement as of June 30, 2025.

In May 2025, the Company made a voluntary principal repayment of $15.0 million on its outstanding Amended First Lien Credit Facility. As a result of this prepayment, the Company recorded a total loss on extinguishment of debt of $0.3 million, stemming from the write-off of unamortized deferred financing costs. No prepayment penalties were incurred.

Note 7. Derivatives

To reduce exposure to variability in expected future cash outflows on variable rate debt attributable to the changes in one-month SOFR, the Company has historically entered into interest rate derivative instruments to economically offset a portion of this risk and may do so in the future.

As of June 30, 2025, the Company had the following outstanding derivatives that were not designated as a hedge in qualifying hedging relationships:

Product	Effective Date	Maturity Date	Notional	Rate
Interest rate swap	June 30, 2023	February 28, 2026	$100.0 million	4.32%
Interest rate swap	December 29, 2023	December 31, 2026	$150.0 million	3.86%
Interest rate swap	March 1, 2024	December 31, 2026	$150.0 million	3.76%
Interest rate swap	August 31, 2024	December 31, 2026	$160.0 million	3.72%
Interest rate swap	October 31, 2024	October 31, 2027	$275.0 million	3.94%
Interest rate swap	April 30, 2025	April 30, 2028	$250.0 million	3.56%

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements; however, the Company has not elected to apply hedge accounting for these instruments.

The following is a summary of location and fair value of the financial positions recorded related to the derivative instruments as of June 30, 2025 and December 31, 2024 (in thousands):

		Fair Value
Derivatives not designated as hedging instruments	Balance Sheet Location	June 30, 2025	December 31, 2024
Interest rate swaps	Prepaid expenses and other current assets	$—	$3,110
Interest rate swaps	Accrued liabilities	$5,720	$247

The following is a summary of location and amount of gains and losses recorded related to the derivative instruments (in thousands):

		(Loss) Gain
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Income Statement Location	2025	2024	2025	2024
Interest rate collars	Interest expense, net	$—	$—	$—	$951
Interest rate swaps	Interest expense, net	$(2,483)	$2,132	$(6,419)	$8,226

Note 8. Income Taxes

The Company’s income tax expense and balance sheet accounts reflect the results of the Company and its subsidiaries.

For the three and six months ended June 30, 2025, the Company estimated the annual effective tax rate based on projected income for the full year and recorded a quarterly tax provision in accordance with the annual effective tax rate and adjusted for discrete tax items in the period.

The effective income tax rates for the three and six months ended June 30, 2025 was 104.2% and 11.6%, respectively. The Company’s effective income tax rates for the three and six months ended June 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to the jurisdictional mix of earnings, driven by significant acquisition-related depreciation and amortization that impacted U.S. net loss in the periods and income taxes in the majority of foreign jurisdictions. The effective tax rates were further impacted by U.S. state income taxes and non-deductible share-based compensation.

The effective income tax rates for the three and six months ended June 30, 2024 was 27.0% and 40.0%, respectively. The Company’s effective income tax rates for the three and six months ended June 30, 2024 was higher than the U.S. federal statutory rate of 21% primarily due to nondeductible share-based compensation and U.S. state income taxes.

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

Contract balances are generated when the revenues recognized in a given period varies from billing. A contract asset is created when the Company performs a service for a customer and recognizes more revenues than what has been billed. The contract asset balance was $11.6 million and $5.9 million as of June 30, 2025 and December 31, 2024, respectively, and is included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

A contract liability is created when the Company transfers a good or service to a customer and recognizes less than what has been billed. The Company recognizes these contract liabilities as deferred revenues when the Company has an obligation to perform services for a customer in the future and has already received consideration from the customer. The contract liability balance was $4.8 million and $4.3 million as of June 30, 2025 and December 31, 2024, respectively, and is included in deferred revenues in the accompanying condensed consolidated balance sheets. An immaterial amount of revenues was recognized in the current period related to the beginning balance of deferred revenues.

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

Note 10. Share-based Compensation

Share-based compensation expense is recognized in cost of services, product and technology expense, and selling, general, and administrative expense, in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Share-based compensation expense
Cost of services	$556	$410	$1,088	$767
Product and technology expense	1,806	683	2,609	1,337
Selling, general, and administrative expense	3,380	3,955	10,012	7,695
Total share-based compensation expense	$5,742	$5,048	$13,709	$9,799

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

As of June 30, 2025, the Company had approximately $32.7 million of unrecognized pre-tax non-cash compensation expense, comprised of approximately $5.1 million related to restricted stock, $13.9 million related to RSUs, and approximately $13.7 million related to stock options, which the Company expects to recognize over a weighted average period of 1.3 years.

2020 Equity Plan

Awards issued under the 2020 Equity Plan consist of options and profit interests. No awards have been issued under the plan since the Company’s IPO.

A summary of the stock option activity for the six months ended June 30, 2025 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2024	Grants outstanding	1,602,966	$5.15
	Grants exercised	(216,805)	$5.11
	Grants cancelled/forfeited	(29,074)	$5.19
June 30, 2025	Grants outstanding	1,357,087	$5.15	4.7 Years	$15.6 million
June 30, 2025	Grants vested	941,905	$5.13	4.7 Years	$10.8 million
June 30, 2025	Grants unvested	415,182	$5.20

2021 Equity Plan

The 2021 Equity Plan is intended to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders. The 2021 Equity Plan provides for the grant of awards of stock options, stock appreciation rights, restricted shares, restricted stock units, and other equity-based or cash-based awards as determined by the Company’s Compensation Committee. The 2021 Equity Plan initially had a total of 17,525,000 shares of common stock reserved. The number of reserved shares automatically increases on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030, in an amount equal to the lesser of (x) 2.5% of the total number of shares of common stock outstanding on the last day of the immediately preceding calendar year and (y) a number of shares as determined by the Board of Directors. As of June 30, 2025, 22,484,901 shares were available for issuance under the 2021 Equity Plan.

Stock Options

A summary of the stock option activity for the six months ended June 30, 2025 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2024	Grants outstanding	4,517,897	$14.38
	Grants issued	742,661	$15.27
	Grants exercised	(18,986)	$13.55
	Grants cancelled/forfeited	(69,864)	$14.02
June 30, 2025	Grants outstanding	5,171,708	$14.51	7.3 Years	$12.2 million
June 30, 2025	Grants vested	2,762,791	$13.67	6.3 Years	$8.1 million
June 30, 2025	Grants unvested	2,408,917	$15.48

The fair value for stock options granted for the six months ended June 30, 2025 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Options
Expected stock price volatility	35.57%
Risk-free interest rate	4.06%
Expected term (in years)	6.25
Fair-value of the underlying unit	$15.27

Restricted Stock Units

A summary of the RSU activity for the six months ended June 30, 2025 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2024	Nonvested RSUs	775,651	$16.61
	Granted	390,595	$15.45
	Vested	(151,853)	$15.72
	Forfeited	(37,462)	$14.54
June 30, 2025	Nonvested RSUs	976,931	$16.37

Restricted Stock

A summary of the restricted stock activity for the six months ended June 30, 2025 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2024	Nonvested restricted stock	1,177,743	$10.01
	Vested	(729,520)	$11.42
June 30, 2025	Nonvested restricted stock	448,223	$11.74

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

A summary of the RSU activity for the six months ended June 30, 2025 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2024	Nonvested RSUs	89,673	$18.70
	Vested	(70,339)	$18.70
	Forfeited	(1,864)	$18.70
June 30, 2025	Nonvested RSUs	17,470	$18.70

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

A summary of the restricted stock activity for the six months ended June 30, 2025 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2024	Nonvested restricted stock	692,714	$18.70
	Vested	(312,323)	$18.70
	Forfeited	(59,395)	$18.70
June 30, 2025	Nonvested restricted stock	320,996	$18.70

2021 Employee Stock Purchase Plan (“ESPP”)

The Company’s ESPP allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation to acquire Company stock during designated offering periods. Each offering period consists of one six-month purchase period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. The Company recorded an associated expense of approximately $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. The Company recorded an associated expense of approximately $0.3 million for both the six months ended June 30, 2025 and 2024.

Note 11. Equity

Preferred Stock

As of June 30, 2025 and December 31, 2024, 250,000,000 shares of Preferred Stock were authorized, and no Preferred Stock was issued or outstanding.

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

For all pending matters, the Company believes it has meritorious defenses and intends to defend vigorously or otherwise seek indemnification from other parties as appropriate. However, the Company has recorded a liability of $10.0 million and $11.6 million as of June 30, 2025 and December 31, 2024, respectively, for matters that it believes entail a loss that is both probable and estimable. This is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Note 13. Related Party Transactions

The Company had no material related party transactions for the six months ended June 30, 2025.

Note 14. Net Income (Loss) Per Share

Basic weighted-average shares outstanding excludes nonvested restricted stock. Diluted weighted average shares outstanding is similar to basic weighted-average shares outstanding, except that the weighted-average number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common share had been issued, including the dilutive impact of nonvested restricted stock. The potentially dilutive securities outstanding during the three and six months ended June 30, 2025, had an anti-dilutive effect and were therefore not included in the calculation of diluted net income (loss) per share. Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic net income (loss) per share	$0.00	$0.01	$(0.24)	$(0.01)
Diluted net income (loss) per share	$0.00	$0.01	$(0.24)	$(0.01)
Numerator:
Net income (loss) (in thousands)	$308	$1,861	$(40,886)	$(1,047)
Denominator:
Weighted average number of shares outstanding - basic	173,288,662	143,863,667	172,930,881	143,727,612
Add stock options to purchase shares and restricted stock units	1,780,789	1,992,445	—	—
Weighted average number of shares outstanding - diluted	175,069,451	145,856,112	172,930,881	143,727,612

For the three months ended June 30, 2025 and 2024, a total of 2,125,020 and 901,391 stock options, RSUs, and restricted stock awards were excluded from the calculation of diluted net income per share, respectively, because their effect was anti-dilutive. For the six months ended June 30, 2025 and 2024, a total of 3,938,915 and 2,974,538 stock options, RSUs, and restricted stock awards were excluded from the calculation of diluted net loss per share, respectively, because their effect was anti-dilutive.

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

Reconciliations of Segment Adjusted EBITDA to net income (loss) for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30, 2025
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$163,504	$25,920	$203,743	$393,167
Intersegment revenues	(643)	(1,553)	(338)	(2,534)
External revenues	$162,861	$24,367	$203,405	$390,633
Less:
Adjusted cost of services	82,994	14,530	112,621
Other segment items	29,250	7,050	32,776
Segment Adjusted EBITDA	$51,260	$4,340	$58,346	$113,946
Adjustments to reconcile to net income:
Interest expense, net				44,785
Benefit for income taxes				(7,610)
Loss on extinguishment of debt				254
Depreciation and amortization				61,906
Share-based compensation				5,742
Transaction and acquisition-related charges (a)				2,390
Integration, restructuring, and other charges (b)				6,171
Net income				$308

	Three Months Ended June 30, 2024
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$162,378	$24,187	$—	$186,565
Intersegment revenues	(416)	(1,603)	—	(2,019)
External revenues	$161,962	$22,584	$—	$184,546
Less:
Adjusted cost of services	81,120	13,217	—
Other segment items	29,664	6,803	—
Segment Adjusted EBITDA	$51,594	$4,167	$—	$55,761
Adjustments to reconcile to net income:
Interest expense, net				7,353
Provision for income taxes				689
Depreciation and amortization				29,978
Share-based compensation				5,048
Transaction and acquisition-related charges (a)				9,873
Integration, restructuring, and other charges (b)				959
Net income				$1,861

	Six Months Ended June 30, 2025
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$308,857	$49,695	$391,261	$749,813
Intersegment revenues	(1,134)	(2,816)	(642)	(4,592)
External revenues	$307,723	$46,879	$390,619	$745,221
Less:
Adjusted cost of services	157,177	28,378	217,423
Other segment items	60,113	13,611	67,053
Segment Adjusted EBITDA	$91,567	$7,706	$106,785	$206,058
Adjustments to reconcile to net loss:
Interest expense, net				91,365
Benefit for income taxes				(5,379)
Loss on extinguishment of debt				254
Depreciation and amortization				123,572
Share-based compensation				13,709
Transaction and acquisition-related charges (a)				6,386
Integration, restructuring, and other charges (b)				17,037
Net loss				$(40,886)

	Six Months Ended June 30, 2024
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$311,505	$46,210	$—	$357,715
Intersegment revenues	(731)	(3,022)	—	(3,753)
External revenues	$310,774	$43,188	$—	$353,962
Less:
Adjusted cost of services	157,190	26,054	—
Other segment items	59,052	13,100	—
Segment Adjusted EBITDA	$95,263	$7,056	$—	$102,319
Adjustments to reconcile to net loss:
Interest expense, net				10,923
Benefit for income taxes				(699)
Depreciation and amortization				59,800
Share-based compensation				9,799
Transaction and acquisition-related charges (a)				21,865
Integration, restructuring, and other charges (b)				1,678
Net loss				$(1,047)
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three and six months ended June 30, 2025 include approximately $2.3 million and $6.1 million of expense, respectively, associated with the Sterling Acquisition. The three and six months ended June 30, 2024 include approximately $9.2 million and $20.3 million of expense, respectively, associated with the Sterling Acquisition, primarily consisting of legal, regulatory, and diligence professional service fees. The three and six months ended June 30, 2024 also include insurance costs incurred related to the Company's initial public offering.
(b)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, (gains) losses on the sale of assets, and other non-recurring items. Integration, restructuring, and other charges for the three and six months ended June 30, 2025 include approximately $3.7 million and $11.6 million of expense, respectively, associated with the integration of Sterling.

Geographic Information

The Company categorizes revenues by geographic region in which the revenues and invoicing are recorded. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods.

The following summarizes revenues by geographical region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
United States	$334,907	$158,871	$638,696	$305,077
All other countries	55,726	25,675	106,525	48,885
Total revenues	$390,633	$184,546	$745,221	$353,962

The following table sets forth net long-lived assets by geographic area (in thousands):

	June 30, 2025	December 31, 2024
Long-lived assets, net
United States	$2,907,711	$2,996,933
All other countries	448,077	436,741
Total long-lived assets, net	$3,355,788	$3,433,674

Note 16. Subsequent Events

On July 30, 2025, the Company amended its 2024 First Lien Credit Agreement to (i) reduce the interest rate on its Amended First Lien Credit Facility by 0.50% to a range of 2.50% to 2.75%, based on the first lien ratio, plus SOFR and (ii) reduce the interest rate on its Amended Revolver by 0.50% to a range of 2.25% to 2.75%, based on the first lien ratio, plus SOFR.

On August 1, 2025, the Company made a voluntary principal repayment of $25.0 million on its outstanding Amended First Lien Credit Facility. The repayment was made using available cash on hand and reflects the Company’s ongoing efforts to reduce leverage and strengthen its balance sheet. No prepayment penalties were incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of First Advantage Corporation’s financial condition and results of operations is provided as a supplement to the condensed consolidated financial statements for the three and six months ended June 30, 2025, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. All discussions and information in this Quarterly Report on Form 10-Q regarding our business and financial results in 2024 relate solely to our operations prior to the acquisition of Sterling Check Corp. (“Sterling” and such acquisition, the “Sterling Acquisition”), unless otherwise indicated.

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

For additional information on these and other factors that could cause First Advantage’s actual results to differ materially from expected results, please see our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.

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

Website and Social Media Disclosure

We use our websites (https://fadv.com/ and https://investors.fadv.com/) to distribute company information. We make available free of charge a variety of information for investors, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. The information we post on our websites may be deemed material. Accordingly, investors should monitor our websites, in addition to following our press releases, filings with the SEC, and public conference calls and webcasts. In addition, you may opt in to automatically receive email alerts and other information about First Advantage when you enroll your email address by visiting the “Email Alerts” section of our investor website at https://investors.fadv.com/. The contents of our websites and social media channels are not, however, a part of this Quarterly Report on Form 10-Q.

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

We generated revenues of $390.6 million for the three months ended June 30, 2025, as compared to $184.5 million for the three months ended June 30, 2024 and generated revenues of $745.2 million for the six months ended June 30, 2025, as compared to $354.0 million for the six months ended June 30, 2024. Approximately 86% of our revenues for the three and six months ended June 30, 2025 was generated in the United States, while the remaining 14% was generated abroad. Other than the United States, no single country accounted for 10% or more of our total revenues for the three and six months ended June 30, 2025. Please refer to “Results of Operations” for further details.

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

Current macroeconomic conditions—including elevated interest rates, persistent inflation, and fluctuations in job openings and hiring activity—continue to impact portions of the global economy. Additionally, global economic volatility driven by geopolitical tensions, ongoing conflicts, including in the Ukraine and Middle East, and uncertainty around monetary policy has led to increased caution across our customer base. Emerging and ongoing trade disputes between major global economies have also contributed to supply chain disruptions, increasing costs and reducing business confidence, particularly in sectors with global exposure. These trade tensions can slow economic activity, impact cross-border hiring trends, and reduce demand for certain customer verticals that rely on international talent and operations. Furthermore, the current U.S. presidential administration continues to signal its intention to implement significant changes to U.S. trade policy, the size of the federal government and the enforcement of various regulations, which has increased economic uncertainty. These policy shifts could introduce additional market instability and reduce investor confidence and could negatively affect our business, financial condition, and operating results.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. Significant provisions of the OBBBA include the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented periodically through 2027. We are currently assessing the impact of the OBBBA on our consolidated financial statements.

Despite these macroeconomic changes, we are confident in the overall long-term health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy and help our customers hire smarter and onboard faster. Our continued focus on delivering innovative solutions that enhance workplace safety and address evolving compliance requirements as well as our diversified customer base have contributed to the stability of our business and long-term financial performance.

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

Provision for Income Taxes

Provision for income taxes consists of domestic and foreign corporate income taxes related to earnings from our sale of products and services, with statutory tax rates that differ by jurisdiction. Our effective tax rate may be affected by many other factors including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, shifts in the allocation of income earned throughout the world, and changes in overall levels of income before tax.

Results of Operations

The information contained below should be read in conjunction with our accompanying historical condensed consolidated financial statements and the related notes.

Comparison of Results of Operations for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Revenues	$390,633	$184,546	$745,221	$353,962

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	207,841	92,348	400,406	179,540
Product and technology expense	25,676	13,677	52,831	26,143
Selling, general, and administrative expense	57,473	38,640	123,058	79,302
Depreciation and amortization	61,906	29,978	123,572	59,800
Total operating expenses	352,896	174,643	699,867	344,785
Income from operations	37,737	9,903	45,354	9,177

Other Expense, Net:
Interest expense, net	44,785	7,353	91,365	10,923
Loss on extinguishment of debt	254	—	254	—
Total other expense, net	45,039	7,353	91,619	10,923
(Loss) income before provision for income taxes	(7,302)	2,550	(46,265)	(1,746)
(Benefit) provision for income taxes	(7,610)	689	(5,379)	(699)
Net income (loss)	$308	$1,861	$(40,886)	$(1,047)
Net income (loss) margin	0.1%	1.0%	(5.5)%	(0.3)%

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenues
First Advantage Americas	$163,504	$162,378	$308,857	$311,505
First Advantage International	25,920	24,187	49,695	46,210
Sterling	203,743	—	391,261	—
Eliminations	(2,534)	(2,019)	(4,592)	(3,753)
Total revenues	$390,633	$184,546	$745,221	$353,962

Revenues were $390.6 million for the three months ended June 30, 2025, compared to $184.5 million for the three months ended June 30, 2024. Revenues for the three months ended June 30, 2025 increased by $206.1 million, or 111.7%, compared to the three months ended June 30, 2024.

The increase in revenues is due to:

•
revenues of $203.7 million, or 110.4%, attributable to Sterling as a result of the Sterling Acquisition completed on October 31, 2024; and
•
revenues of $4.7 million, or 2.5%, from new customers, primarily attributable to our First Advantage Americas segment.

These revenue increases were offset by a net decrease of $2.3 million, or 1.2%, in revenues from existing customers, primarily due to macroeconomic pressures across a number of our customer verticals that led to reduced overall existing customer demand, as well as the impact of lost customers. These decreases in existing customer revenues were partially mitigated by continued strength from upselling and cross-selling initiatives, which contributed an additional $9.1 million, or 4.9%, in revenue growth.

Revenues were $745.2 million for the six months ended June 30, 2025, compared to $354.0 million for the six months ended June 30, 2024. Revenues for the six months ended June 30, 2025 increased by $391.3 million, or 110.5%, compared to the six months ended June 30, 2024.

The increase in revenues is due to:

•
revenues of $391.3 million, or 110.5%, attributable to Sterling as a result of the Sterling Acquisition completed on October 31, 2024; and
•
revenues of $8.7 million, or 2.4%, from new customers, primarily attributable to our First Advantage Americas segment.

These revenue increases were offset by a net decrease of $8.7 million, or 2.4%, in revenues from existing customers, primarily due to macroeconomic pressures across a number of our customer verticals that led to reduced overall existing customer demand, as well as the impact of lost customers. These decreases in existing customer revenues were partially mitigated by continued strength from upselling and cross-selling initiatives, which contributed an additional $16.3 million, or 4.6%, in revenue growth.

Pricing remained relatively stable across all periods.

Cost of Services

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Cost of services	$207,841	$92,348	$400,406	$179,540
Revenues	$390,633	$184,546	$745,221	$353,962
Cost of services as a % of revenue	53.2%	50.0%	53.7%	50.7%

Cost of services was $207.8 million for the three months ended June 30, 2025, compared to $92.3 million for the three months ended June 30, 2024. Cost of services for the three months ended June 30, 2025 increased by $115.5 million, or 125.1%, compared to the three months ended June 30, 2024.

The increase in cost of services was primarily due to $113.2 million of Sterling costs of services recognized after the Sterling Acquisition.

Cost of services as a percentage of revenues was 53.2% for the three months ended June 30, 2025, compared to 50.0% for the three months ended June 30, 2024. The cost of services percentage of revenues for the second quarter of 2025 was impacted by Sterling’s higher relative cost of services due to the segment’s product and customer mix and other variations in customer ordering mix.

Cost of services was $400.4 million for the six months ended June 30, 2025, compared to $179.5 million for the six months ended June 30, 2024. Cost of services for the six months ended June 30, 2025 increased by $220.9 million, or 123.0%, compared to the six months ended June 30, 2024.

The increase in cost of services was primarily due to $219.0 million of Sterling costs of services recognized after the Sterling Acquisition.

Cost of services as a percentage of revenues was 53.7% for the six months ended June 30, 2025, compared to 50.7% for the six months ended June 30, 2024. The cost of services percentage of revenues for the second quarter of 2025 was impacted by Sterling’s higher relative cost of services due to the segment’s product and customer mix and other variations in customer ordering mix.

Product and Technology Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Product and technology expense	$25,676	$13,677	$52,831	$26,143

Product and technology expense was $25.7 million for the three months ended June 30, 2025, compared to $13.7 million for the three months ended June 30, 2024. Product and technology expense for the three months ended June 30, 2025 increased by $12.0 million, or 87.7%, compared to the three months ended June 30, 2024.

The increase in product and technology expense was primarily due to:

•
$7.0 million of Sterling personnel expenses recognized after the Sterling Acquisition
•
a $2.5 million increase in professional service fees related to continued investments in our technology platform; and
•
a $1.8 million increase in Legacy First Advantage personnel expenses as a result of additional investments made to enhance our products, solutions, and technology platform.

Product and technology expense was $52.8 million for the six months ended June 30, 2025, compared to $26.1 million for the six months ended June 30, 2024. Product and technology expense for the six months ended June 30, 2025 increased by $26.7 million, or 102.1%, compared to the six months ended June 30, 2024.

The increase in product and technology expense was primarily due to:

•
$14.5 million of Sterling personnel expenses recognized after the Sterling Acquisition, of which approximately $0.9 million related to cash compensation expense due to the conversion of Sterling equity awards to cash awards as part of the transaction;
•
a $6.3 million increase in professional service fees related to continued investments in our technology platform; and
•
a $4.2 million increase in Legacy First Advantage personnel expenses as a result of additional investments made to enhance our products, solutions, and technology platform.

Selling, General, and Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Selling, general, and administrative expense	$57,473	$38,640	$123,058	$79,302

Selling, general, and administrative expense was $57.5 million for the three months ended June 30, 2025, compared to $38.6 million for the three months ended June 30, 2024. Selling, general, and administrative expense for the three months ended June 30, 2025 increased by $18.8 million, or 48.7%, compared to the three months ended June 30, 2024.

Selling, general, and administrative expense increased primarily due to $28.2 million of Sterling expenses recognized after the Sterling Acquisition, which include:

•
$1.2 million related to post-combination restructuring costs;
•
$1.0 million related to share-based compensation expense due to the conversion of Sterling equity awards to First Advantage equity awards as part of the transaction; and
•
$1.1 million related to cash compensation expense due to the conversion of Sterling equity awards to cash awards as part of the transaction.

These increases in selling, general, and administrative expense were partially offset by a $8.2 million decrease in transaction costs attributable to the Sterling Acquisition related to professional service, legal, and other fees, that did not reoccur as the acquisition was completed on October 31, 2024.

Selling, general, and administrative expense was $123.1 million for the six months ended June 30, 2025, compared to $79.3 million for the six months ended June 30, 2024. Selling, general, and administrative expense for the six months ended June 30, 2025 increased by $43.8 million, or 55.2%, compared to the six months ended June 30, 2024.

Selling, general, and administrative expense increased primarily due to $61.8 million of Sterling expenses recognized after the Sterling Acquisition, which include:

•
$4.3 million related to share-based compensation expense due to the conversion of Sterling equity awards to First Advantage equity awards as part of the transaction;
•
$4.0 million related to cash compensation expense due to the conversion of Sterling equity awards to cash awards as part of the transaction; and
•
$3.0 million related to post-combination restructuring costs.

These increases in selling, general, and administrative expense were partially offset by a $16.8 million decrease in transaction costs attributable to the Sterling Acquisition related to professional service, legal, and other fees, that did not reoccur as the acquisition was completed on October 31, 2024.

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Depreciation and amortization	$61,906	$29,978	$123,572	$59,800

Depreciation and amortization was $61.9 million for the three months ended June 30, 2025, compared to $30.0 million for the three months ended June 30, 2024. Depreciation and amortization for the three months ended June 30, 2025 increased by $31.9 million, or 106.5%, compared to the three months ended June 30, 2024. This increase was primarily due to the impact of the step up in fair value of property and equipment and intangible assets as a result of the application of purchase accounting related to the Sterling Acquisition.

Depreciation and amortization was $123.6 million for the six months ended June 30, 2025, compared to $59.8 million for the six months ended June 30, 2024. Depreciation and amortization for the six months ended June 30, 2025 increased by $63.8 million, or 106.6%, compared to the six months ended June 30, 2024. This increase was primarily due to the impact of the step up in fair value of property and equipment and intangible assets as a result of the application of purchase accounting related to the Sterling Acquisition.

Interest Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Interest expense, net	$44,785	$7,353	$91,365	$10,923

Interest expense, net was $44.8 million for the three months ended June 30, 2025, compared to $7.4 million for the three months ended June 30, 2024. Interest expense, net for the three months ended June 30, 2025 increased by $37.4 million or 509.1%, compared to the three months ended June 30, 2024.

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

Interest expense, net was $91.4 million for the six months ended June 30, 2025, compared to $10.9 million for the six months ended June 30, 2024. Interest expense, net for the six months ended June 30, 2025 increased by $80.4 million or 736.4%, compared to the six months ended June 30, 2024.

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

Loss on Extinguishment of Debt

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Loss on extinguishment of debt	$254	$—	$254	$—

Loss on extinguishment of debt for the three and six months ended June 30, 2025, relates to the write-off of unamortized deferred financing costs as a result of a voluntary principal repayment of $15.0 million on the Company’s outstanding Amended First Lien Credit Facility.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
(Benefit) provision for income taxes	$(7,610)	$689	$(5,379)	$(699)

Our (benefit) provision for income taxes was $(7.6) million for the three months ended June 30, 2025, compared to $0.7 million for the three months ended June 30, 2024. Our provision for income taxes for the three months ended June 30, 2025 decreased by $8.3 million, compared to the three months ended June 30, 2024.

The decrease in our provision for income taxes was primarily due to the net loss before income taxes, jurisdictional mix of earnings, higher income taxes in the jurisdictions outside of the U.S., and U.S. state income taxes, during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Our benefit for income taxes was $(5.4) million for the six months ended June 30, 2025, compared to $(0.7) million for the six months ended June 30, 2024. Our benefit for income taxes for the six months ended June 30, 2025 increased by $4.7 million, compared to the six months ended June 30, 2024.

The increase in our benefit for income taxes was primarily due to the increase of net book loss before income taxes, jurisdictional mix of earnings, higher income taxes in the jurisdictions outside of the U.S., and U.S. state income taxes, during the six months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Net Income (Loss) and Net Income (Loss) Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Net income (loss)	$308	$1,861	$(40,886)	$(1,047)
Net income (loss) margin	0.1%	1.0%	(5.5)%	(0.3)%

Net income was $0.3 million for the three months ended June 30, 2025, compared to $1.9 million for the three months ended June 30, 2024. Net income for the three months ended June 30, 2025 decreased by $1.6 million compared to the three months ended June 30, 2024.

Net income margin was 0.1% for the three months ended June 30, 2025, compared to 1.0% for the three months ended June 30, 2025, as increases in depreciation and amortization, primarily as a result of the Company’s Sterling Acquisition and reduced demand from customers more impacted by macroeconomic factors, contributed to lower profitability.

Net loss was $(40.9) million for the six months ended June 30, 2025, compared to $(1.0) million for the six months ended June 30, 2024. Net loss for the six months ended June 30, 2025 increased by $(39.8) million compared to the six months ended June 30, 2024.

Net loss margin was (5.5)% for the six months ended June 30, 2025, compared to (0.3)% for the six months ended June 30, 2024, as increases in depreciation and amortization, primarily as a result of the Company’s Sterling Acquisition and reduced demand from customers more impacted by macroeconomic factors, contributed to lower profitability.

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

Adjusted EBITDA was $113.9 million for the three months ended June 30, 2025 and represented an Adjusted EBITDA Margin of 29.2%. Adjusted EBITDA was $55.8 million for the three months ended June 30, 2024 and represented an Adjusted EBITDA Margin of 30.2%. Adjusted EBITDA for the three months ended June 30, 2025 increased by $58.2 million, or 104.3%, compared to the three months ended June 30, 2024, primarily due to the Sterling Acquisition.

Adjusted EBITDA was $206.1 million for the six months ended June 30, 2025 and represented an Adjusted EBITDA Margin of 27.7%. Adjusted EBITDA was $102.3 million for the six months ended June 30, 2024 and represented an Adjusted EBITDA Margin of 28.9%. Adjusted EBITDA for the six months ended June 30, 2025 increased by $103.7 million, or 101.4%, compared to the six months ended June 30, 2024, primarily due to the Sterling Acquisition.

The following table presents a reconciliation of Adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$308	$1,861	$(40,886)	$(1,047)
Interest expense, net	44,785	7,353	91,365	10,923
(Benefit) provision for income taxes	(7,610)	689	(5,379)	(699)
Depreciation and amortization	61,906	29,978	123,572	59,800
Loss on extinguishment of debt	254	—	254	—
Share-based compensation(a)	5,742	5,048	13,709	9,799
Transaction and acquisition-related charges(b)	2,390	9,873	6,386	21,865
Integration, restructuring, and other charges(c)	6,171	959	17,037	1,678
Adjusted EBITDA	$113,946	$55,761	$206,058	$102,319
(a)
Share-based compensation for the three and six months ended June 30, 2025 includes approximately $1.8 million and $3.8 million, respectively, of incrementally recognized expense associated with the May 2023 modification of the vesting terms of outstanding unvested and unearned performance-based options, restricted stock units, and restricted stock awards. The three and six months ended June 30, 2024 includes approximately $2.5 million and $5.1 million, respectively, of incrementally recognized expense associated with the May 2023 modification of the vesting terms of outstanding unvested and unearned performance-based options, restricted stock units, and restricted stock awards.
(b)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three and six months ended June 30, 2025 include approximately $2.3 million and $6.1 million of expense, respectively, associated with the Sterling Acquisition. The three and six months ended June 30, 2024 include approximately $9.2 million and $20.3 million of expense, respectively, associated with the Sterling Acquisition, primarily consisting of legal, regulatory, and diligence professional service fees. The three and six months ended June 30, 2024 also include insurance costs incurred related to the Company's initial public offering.
(c)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, (gains) losses on the sale of assets, and other non-recurring items. Integration, restructuring, and other charges for the three and six months ended June 30, 2025 include approximately $3.7 million and $11.6 million of expense, respectively, associated with the integration of Sterling.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenues. The following table presents the calculation of Adjusted EBITDA Margin for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Adjusted EBITDA	$113,946	$55,761	$206,058	$102,319
Revenues	390,633	184,546	745,221	353,962
Adjusted EBITDA Margin	29.2%	30.2%	27.7%	28.9%

The following table presents a calculation of Adjusted EBITDA by segment for the periods presented. See Note 15, “Reportable Segments” to the condensed consolidated financial statements for a reconciliation of Adjusted EBITDA for the periods presented by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Adjusted EBITDA(1)
First Advantage Americas	$51,260	$51,594	$91,567	$95,263
First Advantage International	4,340	4,167	7,706	7,056
Sterling	58,346	—	106,785	—
Adjusted EBITDA	$113,946	$55,761	$206,058	$102,319

Revenues
First Advantage Americas	$163,504	$162,378	$308,857	$311,505
First Advantage International	25,920	24,187	49,695	46,210
Sterling	203,743	—	391,261	—
Less: intersegment eliminations	(2,534)	(2,019)	(4,592)	(3,753)
Total revenues	$390,633	$184,546	$745,221	$353,962

Adjusted EBITDA Margin
First Advantage Americas	31.4%	31.8%	29.6%	30.6%
First Advantage International	16.7%	17.2%	15.5%	15.3%
Sterling	28.6%	n/a	27.3%	n/a
Adjusted EBITDA Margin	29.2%	30.2%	27.7%	28.9%
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

Adjusted Net Income was $47.0 million for the three months ended June 30, 2025, compared to $30.8 million for the three months ended June 30, 2024. Adjusted Net Income for the three months ended June 30, 2025 increased by $16.2 million, or 52.7% compared to the three months ended June 30, 2024, primarily due to the Sterling Acquisition. This increase was offset by changes in acquisition-related depreciation and amortization and our capital structure that are captured in interest expense.

Adjusted Diluted Earnings Per Share was $0.27 for the three months ended June 30, 2025, compare to $0.21 for the three months ended June 30, 2024, as increases in Adjusted Net Income were offset by the incremental interest on the transaction financing and the dilutive impact of the new shares issued for the Sterling Acquisition.

Adjusted Net Income was $77.5 million for the six months ended June 30, 2025, compared to $55.5 million for the six months ended June 30, 2024. Adjusted Net Income for the six months ended June 30, 2025 increased by $21.9 million, or 39.5% compared to the six months ended June 30, 2024, primarily due to the Sterling Acquisition. This increase was offset by changes in acquisition-related depreciation and amortization and our capital structure that are captured in interest expense.

Adjusted Diluted Earnings Per Share was $0.44 for the six months ended June 30, 2025, compare to $0.38 for the six months ended June 30, 2024, as increases in Adjusted Net Income were offset by the incremental interest on the transaction financing and the dilutive impact of the new shares issued for the Sterling Acquisition.

Gains or losses and actual cash payments and receipts on the Company’s interest rate swaps impact the comparability of Adjusted Net Income and Adjusted Diluted Earnings Per Share across historical periods.

The following table presents a reconciliation of Adjusted Net Income for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$308	$1,861	$(40,886)	$(1,047)
(Benefit) provision for income taxes	(7,610)	689	(5,379)	(699)
(Loss) income before provision for income taxes	(7,302)	2,550	(46,265)	(1,746)
Debt-related charges(a)	5,239	(262)	12,042	(3,276)
Acquisition-related depreciation and amortization(b)	50,885	22,616	100,924	45,241
Share-based compensation(c)	5,742	5,048	13,709	9,799
Transaction and acquisition-related charges(d)	2,390	9,873	6,386	21,865
Integration, restructuring, and other charges(e)	6,171	959	17,037	1,678
Adjusted Net Income before income tax effect	63,125	40,784	103,833	73,561
Less: Adjusted income taxes(f)	16,160	10,031	26,382	18,022
Adjusted Net Income	$46,965	$30,753	$77,451	$55,539

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Diluted net income per share (GAAP)	$0.00	$0.01	$(0.24)	$(0.01)
Adjusted Net Income adjustments per share
(Benefit) provision for income taxes	(0.04)	0.00	(0.03)	(0.00)
Debt-related charges(a)	0.03	(0.00)	0.07	(0.02)
Acquisition-related depreciation and amortization(b)	0.29	0.16	0.58	0.31
Share-based compensation(c)	0.03	0.03	0.08	0.07
Transaction and acquisition-related charges(d)	0.01	0.07	0.04	0.15
Integration, restructuring, and other charges(e)	0.04	0.01	0.10	0.01
Adjusted income taxes(f)	(0.09)	(0.07)	(0.15)	(0.12)
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.27	$0.21	$0.44	$0.38

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP)	175,069,451	145,856,112	172,930,881	143,727,612
Options and restricted stock not included in weighted average number of shares outstanding—diluted (GAAP) (using treasury stock method)	—	—	2,049,092	2,105,134
Adjusted weighted average number of shares outstanding—diluted (Non-GAAP)	175,069,451	145,856,112	174,979,973	145,832,746
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
(c)
Share-based compensation for the three and six months ended June 30, 2025 includes approximately $1.8 million and $3.8 million, respectively, of incrementally recognized expense associated with the May 2023 modification of the vesting terms of outstanding unvested and unearned performance-based options, restricted stock units, and restricted stock awards. The three and six months ended June 30, 2024 includes approximately $2.5 million and $5.1 million, respectively, of incrementally recognized expense associated with the May 2023 modification of the vesting terms of outstanding unvested and unearned performance-based options, restricted stock units, and restricted stock awards.
(d)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three and six months ended June 30, 2025 include approximately $2.3 million and $6.1 million of expense, respectively, associated with the Sterling Acquisition. The three and six months ended June 30, 2024 include approximately $9.2 million and $20.3 million of expense, respectively, associated with the Sterling Acquisition, primarily consisting of legal, regulatory, and diligence professional service fees. The three and six months ended June 30, 2024 also include insurance costs incurred related to the Company's initial public offering.
(e)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, (gains) losses on the sale of assets, and other non-recurring items. Integration, restructuring, and other charges for the three and six months ended June 30, 2025 include approximately $3.7 million and $11.6 million of expense, respectively, associated with the integration of Sterling.
(f)
Effective tax rates of approximately 25.6% and 25.4% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three and six months ended June 30 2025, respectively. Effective tax rates of approximately 24.6% and 24.5% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three and six months ended June 30 2024, respectively.

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

As of June 30, 2025, we had $184.3 million in cash and cash equivalents and $250.0 million available under our revolving credit facility. As of June 30, 2025, we had $2,164.5 million of total debt outstanding. We believe our cash on hand, together with amounts available under our revolving credit facility, and cash provided by operating activities are and will continue to be adequate to meet our operational and business needs in the next twelve months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors that may be beyond our control, including those described under our “Risk Factors” included in our 2024 Annual Report.

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

On July 30, 2025, the Company amended its 2024 First Lien Credit Agreement to (i) reduce the interest rate on its Amended First Lien Credit Facility by 0.50% to a range of 2.50% to 2.75%, based on the first lien ratio, plus SOFR and (ii) reduce the interest rate on its Amended Revolver by 0.50% to a range of 2.25% to 2.75%, based on the first lien ratio, plus SOFR.

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

The 2024 First Lien Credit Agreement requires the borrower to prepay outstanding term loans, subject to certain exceptions, with certain proceeds from non-ordinary course asset sales, issuance of debt not permitted by the credit agreement to be incurred and annual excess cash flows. In addition, any voluntary prepayment of term loans in connection with certain repricing transactions on or prior to April 30, 2025 was subject to a 1.00% prepayment premium. Otherwise, the borrower may voluntarily repay outstanding loans without premium or penalty, other than customary “breakage” costs.

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

Cash Flow Analysis

Comparison of Cash Flows for the six months ended June 30, 2025 compared to the six months ended June 30, 2024

The following table is a summary of our cash flow activity for the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$56,816	$70,372
Net cash used in investing activities	(23,816)	(13,812)
Net cash (used in) provided by financing activities	(21,107)	213

Cash Flows from Operating Activities

Net cash provided by operating activities was $56.8 million for the six months ended June 30, 2025, compared to $70.4 million for the six months ended June 30, 2024. Net cash provided by operating activities for the six months ended June 30, 2025 decreased by $13.6 million compared to the six months ended June 30, 2024. Cash flows from operating activities for the six months ended June 30, 2025 were impacted by interest payments of $84.1 million on the Company’s Amended First Lien Credit Facility, the timing of professional service and legal fee payments related to the Company’s acquisition and integration of Sterling, and continued moderate hiring activity by our customers due to the current macroeconomic environment.

Cash Flows from Investing Activities

Net cash used in investing activities was $23.8 million for the six months ended June 30, 2025, compared to $13.8 million for the six months ended June 30, 2024. Net cash used in investing activities for the six months ended June 30, 2025 increased by $10.0 million compared to the six months ended June 30, 2024. The increase in cash flows used in investing activities was primarily due to increased spend on software development related to the Sterling platform.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(21.1) million for the six months ended June 30, 2025, compared to $0.2 million for the six months ended June 30, 2024. Net cash used in financing activities for the six months ended June 30, 2025 was primarily driven by a $20.5 million increase in principal payments on the Company’s Amended First Lien Credit Facility. Net cash provided by financing activities for six months ended June 30, 2024 was driven by cash inflows related to share-based compensation activity. These inflows were offset by cash outflows related to payments on the deferred purchase of a software platform and dividends paid on vested RSUs as a result of the Company’s August 2023 one-time special dividend.

Contractual Obligations and Commitments

During the three and six months ended June 30, 2025, there have been no significant changes to our contractual obligations and commitments compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report.

Recently Issued Accounting Standards

See Note 2 to the condensed consolidated financial statements for disclosure of the impact that recent accounting pronouncements may have on the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

During the six months ended June 30, 2025, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2025, no material change had occurred in our market risks, compared with the disclosure in our 2024 Annual Report.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors, compared with the disclosure in our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K), except as described in the table below.

Trading Arrangement
Director/Officer Name	Title	Date of Adoption/Termination	Rule 10b5-1(1)	Non-Rule 10b5-1	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(2)	Aggregate Number of Securities to Be Purchased or Sold
James L. Clark	Director	Adopted June 12, 2025	X		June 8, 2026	Sale of up to 4,416 shares of common stock in one transaction
(1)
Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2)
A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.

Employment Agreement Updates

Steven Marks

In connection with Steven Marks’ promotion to the role of the Company’s Chief Financial Officer and Executive Vice President, effective as of November 8, 2024, on August 6, 2025, the Company entered into a new letter agreement with Mr. Marks, which supersedes Mr. Marks’ prior employment letter and provides for the following changes from such prior employment letter: (i) Mr. Marks received a base salary increase from $340,020 to $450,000, which was effective November 8, 2024, and an annual performance bonus target increase from 20% of his base salary to 50% of his base salary and (ii) if the Company terminates Mr. Mark’s employment without cause or he resigns for good reason, then subject to his continued material compliance with restrictive covenants and his timely execution, without revocation, of an effective release of claims in favor of the Company and its affiliates, he will be entitled to continued payment of his base salary for a period of six months following the termination date, to be paid in accordance with the Company’s standard payroll schedule and monthly payments representing the continuation of healthcare benefits for six months following the termination date; provided that such payments will cease when Mr. Marks becomes eligible to obtain healthcare benefits through new employment or otherwise.

Douglas Nairne

In connection with Douglas Nairne’s promotion to the role of the Company’s Global Chief Operating Officer, effective as of November 1, 2024, the Company entered into an amendment to its employment agreement with Mr. Nairne on August 6, 2025, which provides for the following amendments to such employment agreement: (i) effective November 1, 2024, Mr. Nairne received a base salary increase from $398,000 to $500,000, (ii) his annual performance bonus target increased from 50% of his base salary to 60% of his base salary, (iii) the post-termination non-competition period was extended from three months to six months and the post-termination non-solicitation period was extended from six months to 12 months and (iv) if the Company terminates Mr. Nairne’s employment for any reason (other than a reason for which the Company is permitted to terminate him without notice or pay in lieu under applicable law) or due to his death or permanent disability (if severance is required under applicable law in such circumstances), then subject to his continued material compliance with restrictive covenants and his timely execution, without revocation, of an effective release of claims in favor of the Company and its affiliates, he will be entitled to continued payment of his base salary for a period of six months following the termination date, to be paid in accordance with the Company’s standard payroll schedule, and a payment representing the cost of continuation of healthcare benefits for six months.

The foregoing summaries of the employment agreements with Mr. Marks and Mr. Nairne are subject to, and qualified in their entirety by reference to, such agreements, which are attached to this report as Exhibit 10.1 and 10.2, respectively, and incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of February 28, 2024, by and among First Advantage Corporation, Sterling Check Corp. and Starter Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 of First Advantage Corporation’s Form 8-K filed on March 1, 2024).

2.2

Waiver of Brazil Antitrust Filing Obligation and Closing Condition, dated as of March 25, 2024, related to the Agreement and Plan of Merger, dated as of February 28, 2024, by and among First Advantage Corporation, Sterling Check Corp. and Starter Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.2 of First Advantage Corporation’s Form 10-Q filed on May 9, 2024).

3.1	Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated herein by reference to Exhibit 3.1 of First Advantage Corporation’s Form 8-K filed on June 25, 2021).
3.2	Amended and Restated Bylaws of First Advantage Corporation (incorporated herein by reference to Exhibit 3.2 of First Advantage Corporation’s Form 8-K filed on June 25, 2021).
10.1 †	Letter Agreement, dated August 6, 2025, between First Advantage Corporation and Steven Marks.
10.2 †	First Amendment to Employment Agreement, dated August 6, 2025, between First Advantage Limited, First Advantage Corporation and Douglas Nairne.
10.3 †	First Advantage Corporation Non-Employee Director Compensation Policy (as amended on August 6, 2025).
10.4

Amendment No. 5 to the First Lien Credit Agreement, among Fastball Parent, Inc., First Advantage Holdings, LLC, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent and the issuing banks party thereto from time to time, dated July 30, 2025 (incorporated herein by reference to Exhibit 10.1 of First Advantage Corporation’s Form 8-K filed on August 4, 2025).

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

FIRST ADVANTAGE CORPORATION

Date: August 7, 2025	By:	/s/ Scott Staples
Scott Staples
Chief Executive Officer (principal executive officer)

Date: August 7, 2025	By:	/s/ Steven Marks
Steven Marks
Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)