Form 10-Q
period 2025-09-30
FIRST ADVANTAGE CORP
filed 2025-11-06
CIK 1210677

I dia

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 174,114,958 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

First Advantage Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$216,848	$168,688
Restricted cash	84	795
Accounts receivable (net of allowance for doubtful accounts of $8,108 and $3,832 at September 30, 2025 and December 31, 2024, respectively)	291,026	266,800
Prepaid expenses and other current assets	20,810	31,041
Income tax receivable	13,664	8,669
Total current assets	542,432	475,993
Property and equipment, net	260,952	307,539
Goodwill	2,140,334	2,124,528
Intangible assets, net	889,898	987,948
Deferred tax asset, net	5,678	5,682
Other assets	17,194	21,203
TOTAL ASSETS	$3,856,488	$3,922,893
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$127,511	$120,872
Accrued compensation	53,471	52,805
Accrued liabilities	47,713	44,700
Current portion of long-term debt	—	21,850
Current portion of operating lease liability	3,671	4,245
Income tax payable	2,528	1,942
Deferred revenues	4,940	4,274
Total current liabilities	239,834	250,688
Long-term debt (net of deferred financing costs of $36,428 and $41,861 at September 30, 2025 and December 31, 2024, respectively)	2,103,110	2,121,289
Deferred tax liability, net	194,471	222,738
Operating lease liability, less current portion	6,407	9,149
Other liabilities	11,043	11,990
Total liabilities	2,554,865	2,615,854
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 174,035,826 and 173,171,145 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	174	173
Additional paid-in-capital	1,523,996	1,504,007
Accumulated deficit	(198,101)	(159,808)
Accumulated other comprehensive loss	(24,446)	(37,333)
Total equity	1,301,623	1,307,039
TOTAL LIABILITIES AND EQUITY	$3,856,488	$3,922,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
REVENUES	$409,151	$199,119	$1,154,372	$553,081

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization below)	222,039	100,879	622,445	280,419
Product and technology expense	25,136	12,909	77,967	39,052
Selling, general, and administrative expense	57,459	46,050	180,517	125,352
Depreciation and amortization	62,274	30,168	185,846	89,968
Total operating expenses	366,908	190,006	1,066,775	534,791
INCOME FROM OPERATIONS	42,243	9,113	87,597	18,290

OTHER EXPENSE, NET:
Interest expense, net	40,041	17,191	131,406	28,114
Loss on extinguishment of debt	407	—	661	—
Total other expense, net	40,448	17,191	132,067	28,114
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,795	(8,078)	(44,470)	(9,824)
(Benefit) provision for income taxes	(798)	782	(6,177)	83
NET INCOME (LOSS)	$2,593	$(8,860)	$(38,293)	$(9,907)

Foreign currency translation (loss) income	(6,950)	5,531	12,887	2,460
COMPREHENSIVE LOSS	$(4,357)	$(3,329)	$(25,406)	$(7,447)

NET INCOME (LOSS)	$2,593	$(8,860)	$(38,293)	$(9,907)
Basic net income (loss) per share	$0.01	$(0.06)	$(0.22)	$(0.07)
Diluted net income (loss) per share	$0.01	$(0.06)	$(0.22)	$(0.07)
Weighted average number of shares outstanding - basic	173,561,778	144,096,312	173,071,481	143,851,357
Weighted average number of shares outstanding - diluted	175,549,342	144,096,312	173,071,481	143,851,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,293)	$(9,907)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	185,846	89,968
Loss on extinguishment of debt	661	—
Amortization of deferred financing costs	4,773	1,388
Bad debt (recovery) expense	(1)	92
Deferred taxes	(28,342)	(23,115)
Share-based compensation	19,430	19,303
Loss (gain) on disposal and impairment of long-lived assets	1,720	(272)
Change in fair value of interest rate swaps	5,607	(1,006)
Changes in operating assets and liabilities:
Accounts receivable	(23,123)	(151)
Prepaid expenses and other assets	7,181	1,184
Accounts payable	4,008	23,115
Accrued compensation and accrued liabilities	(5,218)	9,917
Deferred revenues	639	591
Operating lease liabilities	(132)	(722)
Other liabilities	(1,293)	(673)
Income taxes receivable and payable, net	(4,278)	4,150
Net cash provided by operating activities	129,185	113,862
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs	(34,536)	(20,384)
Purchases of property and equipment	(2,847)	(1,386)
Other investing activities	87	54
Net cash used in investing activities	(37,296)	(21,716)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Amended First Lien Credit Facility	(45,462)	—
Proceeds from issuance of common stock under share-based compensation plans	3,691	5,862
Net settlement of share-based compensation plan awards	(3,145)	(3,790)
Cash dividends paid	(111)	(211)
Payments on deferred purchase agreements	—	(703)
Payments on finance lease obligations	—	(3)
Net cash (used in) provided by financing activities	(45,027)	1,155
Effect of exchange rate on cash, cash equivalents, and restricted cash	587	267
Increase in cash, cash equivalents, and restricted cash	47,449	93,568
Cash, cash equivalents, and restricted cash at beginning of period	169,483	213,912
Cash, cash equivalents, and restricted cash at end of period	$216,932	$307,480

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$27,884	$19,168
Cash paid for interest	$124,493	$36,174
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on account	$1,558	$926
Non-cash property and equipment additions	$—	$540
Excise taxes on share repurchases incurred but not paid	$—	$(10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – December 31, 2024	$173	$1,504,007	$(159,808)	$(37,333)	$1,307,039
Share-based compensation	—	7,967	—	—	7,967
Forfeitures of previously declared cash dividends	—	5	—	—	5
Proceeds from issuance of common stock under share-based compensation plans	2	1,688	—	—	1,690
Common stock withheld for tax obligations on restricted stock unit and option settlement	(1)	(2,204)	—	—	(2,205)
Foreign currency translation	—	—	—	5,453	5,453
Net loss	—	—	(41,194)	—	(41,194)
BALANCE – March 31, 2025	$174	$1,511,463	$(201,002)	$(31,880)	$1,278,755
Share-based compensation	—	5,742	—	—	5,742
Proceeds from issuance of common stock under share-based compensation plans	0	531	—	—	531
Common stock withheld for tax obligations on restricted stock unit and option settlement	(0)	(557)	—	—	(557)
Foreign currency translation	—	—	—	14,384	14,384
Net income	—	—	308	—	308
BALANCE – June 30, 2025	$174	$1,517,179	$(200,694)	$(17,496)	$1,299,163
Share-based compensation	—	5,721	—	—	5,721
Forfeitures of previously declared cash dividends	—	8	—	—	8
Proceeds from issuance of common stock under share-based compensation plans	0	1,472	—	—	1,472
Common stock withheld for tax obligations on restricted stock unit and option settlement	(0)	(384)	—	—	(384)
Foreign currency translation	—	—	—	(6,950)	(6,950)
Net income	—	—	2,593	—	2,593
BALANCE – September 30, 2025	$174	$1,523,996	$(198,101)	$(24,446)	$1,301,623

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

Significant estimates, judgments, and assumptions, include, but are not limited to, the determination of the fair value and useful lives of assets acquired and liabilities assumed through business combinations, goodwill impairment, impairment of long-lived assets, revenue recognition, capitalized software, assumptions used for purposes of determining share-based compensation, and income tax liabilities and assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of September 30, 2025 (in thousands):

	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$—	$6,330	$—

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

Concentrations of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash is deposited with major financial institutions and, at times, such balances with each financial institution may be in excess of insured limits. The Company has not experienced, and does not anticipate, any losses with respect to its cash deposits. Accounts receivable represent credit granted to customers for services provided. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. The Company did not have any customers which represented 10% or more of its consolidated revenues in any segment during the three and nine months ended September 30, 2025. The Company had one customer which represented approximately 15% and 13% of its consolidated revenues during the three and nine months ended September 30, 2024, respectively, in its First Advantage Americas segment. Additionally, the Company did not have any customers which represented 10% or more of its consolidated accounts receivable, net for any period presented.

The Company has entered into interest rate derivative agreements with a counterparty bank to reduce its exposure to interest rate volatility. The Company has determined the counterparty bank to be a high credit quality institution. The Company does not enter into financial instruments for trading or speculative purposes.

Foreign Currency — The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using average exchange rates prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated net of tax in a separate component of equity. Foreign currency translation (loss) income included in accumulated other comprehensive loss was approximately $(7.0) million and $5.5 million for the three months ended September 30, 2025 and 2024, respectively. Foreign currency translation income included in accumulated other comprehensive loss was approximately $12.9 million and $2.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Gains or losses resulting from foreign currency transactions are included in the accompanying condensed consolidated statements of operations and comprehensive income (loss), except for those relating to intercompany transactions of a long-term investment nature, which are captured in a separate component of equity as accumulated other comprehensive loss. Foreign currency transaction income (loss) included in the accompanying condensed consolidated statements of operations and comprehensive loss was approximately $1.3 million and $(0.6) million for the three months ended September 30, 2025 and 2024, respectively. Foreign currency transaction (loss) income included in the accompanying condensed consolidated statements of operations and comprehensive loss was approximately $0.5 million and $(0.04) million for the nine months ended September 30, 2025 and 2024, respectively.

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the nine months ended September 30, 2025 that are expected to have a material impact on the condensed consolidated financial statements.

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

During the nine months ended September 30, 2025, the Company recorded measurement period adjustments related to its preliminary allocation of the purchase price. The measurement period adjustments were due to revisions to estimates for working capital and tax balances, resulting in a $0.7 million decrease to current assets, a $5.8 million increase to current liabilities, a $0.1 million increase to deferred tax liabilities, and a $0.2 million decrease to other liabilities. The net impact of these adjustments was a $6.4 million increase to goodwill. The allocation was finalized as of June 30, 2025.

The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed as of September 30, 2025 (in thousands):

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

Pro Forma Results

The following summary, prepared on a pro forma basis pursuant to ASC 805, presents the Company’s consolidated results of operations for the three and nine months ended September 30, 2024, as if the Sterling Acquisition had been completed on January 1, 2023. The pro forma results below include the impact of certain adjustments related to the amortization of intangible assets, transaction-related costs incurred as of the acquisition date, and interest expense on related borrowings, and in each case, the related income tax effects, as well as certain other post-acquisition adjustments attributable to the Sterling Acquisition. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of the results of operations that actually would have been achieved had the Sterling Acquisition been consummated as of January 1, 2023.

(in thousands, unaudited)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue	$394,356	$1,134,287
Net loss	$(46,979)	$(105,681)

Note 4. Property and Equipment, net

Property and equipment, net as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Furniture and equipment	$33,256	$32,054
Capitalized software for internal use, acquired by business combination	467,019	490,346
Capitalized software for internal use, developed internally or otherwise purchased	151,370	125,973
Leasehold improvements	2,874	3,007
Total property and equipment	654,519	651,380
Less: accumulated depreciation and amortization	(393,567)	(343,841)
Property and equipment, net	$260,952	$307,539

Depreciation and amortization expense of property and equipment was approximately $28.0 million and $15.9 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation and amortization expense of property and equipment was approximately $83.3 million and $47.1 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company capitalizes certain costs associated with software developed or acquired for internal use in accordance with ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. These capitalized software assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. For the three and nine months ended September 30, 2025, the Company recognized impairment losses of $1.2 million, related to retiring legacy acquired platforms.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2025 by reportable segment were as follows (in thousands):

	First Advantage Americas	First Advantage International	Sterling	Total
Balance – December 31, 2024	$703,294	$114,341	$1,306,893	$2,124,528
Adjustments to initial purchase price allocations	—	—	6,440	6,440
Foreign currency translation	67	1,698	7,601	9,366
Balance – September 30, 2025	$703,361	$116,039	$1,320,934	$2,140,334

The following summarizes the gross carrying value and accumulated amortization for the Company’s trade names, customer lists, and other intangible assets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$158,223	$(53,975)	$104,248	5-20 years
Customer lists	1,175,006	(390,765)	784,241	13-14 years
Other intangible assets	2,400	(991)	1,409	5 years
Total	$1,335,629	$(445,731)	$889,898

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$157,740	$(39,265)	$118,475	5-20 years
Customer lists	1,170,327	(302,632)	867,695	13-14 years
Other intangible assets	2,400	(622)	1,778	5 years
Total	$1,330,467	$(342,519)	$987,948

Amortization expense of trade names, customer lists, and other intangible assets was approximately $34.2 million and $14.3 million for the three months ended September 30, 2025 and 2024, respectively. Amortization expense of trade names, customer lists, and other intangible assets was approximately $102.5 million and $42.8 million for the nine months ended September 30, 2025 and 2024, respectively. Trade names and customer lists are amortized on an accelerated basis based upon their estimated useful life. Other intangible assets are amortized on a straight-line or accelerated basis over their expected useful life of five years.

Note 6. Debt

The fair value of the Company’s debt obligation approximated its book value as of September 30, 2025 and December 31, 2024 and consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Amended First Lien Credit Facility	$2,139,538	$2,185,000
Less: Current portion of long-term debt	—	(21,850)
Total long-term debt	$2,139,538	$2,163,150
Less: Deferred financing costs	(36,428)	(41,861)
Long-term debt, net	$2,103,110	$2,121,289

First Advantage Holdings, LLC, an indirect wholly-owned subsidiary of the Company, is a party to a First Lien Credit Agreement, which provides for a term loan of $2.185 billion due October 31, 2031 and a $250.0 million revolving credit facility due October 31, 2029.

On July 30, 2025, the Company amended the First Lien Credit Agreement (“2025 Amended First Lien Credit Agreement”) to reduce the interest rate on its term loan to a range of 2.50% to 2.75%, based on the first lien ratio, plus the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (“SOFR”) and an applicable margin (“2025 Amended First Lien Credit Facility”). The amendment also reduced the interest rate on its revolving credit facility to a range of 2.25% to 2.75%, based on the first lien ratio, plus SOFR (“2025 Amended Revolver”). The effective interest rate on the 2025 Amended First Lien Credit Agreement, which is calculated as the contractual interest rates adjusted for the debt issuance costs was 7.37%.

The 2025 Amended First Lien Credit Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount. The 2025 Amended Revolver has no amortization. During the nine months ended September 30, 2025, the Company made voluntary principal prepayments totaling $40.0 million on its outstanding term loan. As a result of these prepayments, the Company recognized a loss on extinguishment of debt of $0.7 million, primarily related to the write-off of unamortized deferred financing costs. No prepayment penalties were incurred. In accordance with the terms of the 2025 Amended First Lien Credit Agreement, these voluntary prepayments reduced the remaining scheduled future principal repayment obligations on the term loan.

The 2025 Amended First Lien Credit Agreement is collateralized by substantially all assets and capital stock owned by direct and indirect domestic subsidiaries and is governed by certain restrictive covenants including limitations on indebtedness, liens, and other corporate actions such as investments and acquisitions. In the event the Company’s outstanding indebtedness under the 2025 Amended Revolver exceeds 40.0% of the aggregate principal amount of the revolving commitments then in effect, it is required to maintain a consolidated first lien leverage ratio no greater than 7.75 to 1.00. As of September 30, 2025, there were no outstanding borrowings under the 2025 Amended Revolver and $2,139.5 million outstanding under the 2025 Amended First Lien Credit Facility. In addition, $0.7 million in letters of credit were issued under the 2025 Amended First Lien Credit Agreement to support two office leases. As the Company had no outstanding amounts under the 2025 Amended Revolver, it was not subject to the consolidated first lien leverage ratio covenant. The Company was compliant with all covenants under the agreement as of September 30, 2025.

Note 7. Derivatives

To reduce exposure to variability in expected future cash outflows on variable rate debt attributable to the changes in one-month SOFR, the Company has historically entered into interest rate derivative instruments to economically offset a portion of this risk and may do so in the future.

As of September 30, 2025, the Company had the following outstanding derivatives that were not designated as a hedge in qualifying hedging relationships:

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

The following is a summary of location and fair value of the financial positions recorded related to the derivative instruments as of September 30, 2025 and December 31, 2024 (in thousands):

		Fair Value
Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2025	December 31, 2024
Interest rate swaps	Prepaid expenses and other current assets	$—	$3,110
Interest rate swaps	Accrued liabilities	$6,330	$247

The following is a summary of location and amount of gains and losses recorded related to the derivative instruments (in thousands):

		Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Income Statement Location	2025	2024	2025	2024
Interest rate collars	Interest expense, net	$—	$—	$—	$951
Interest rate swaps	Interest expense, net	$812	$(8,171)	$(5,607)	$55

Note 8. Income Taxes

The Company’s income tax expense and related balance sheet accounts reflect the consolidated results of the Company and its subsidiaries.

In accordance with ASC 740-270, Interim Reporting, the Company evaluates its best estimate of the annual effective tax rate at the end of each interim reporting period. This estimated rate is applied to year-to-date pre-tax income to determine the interim provision for income taxes. When a reliable estimate of the annual effective tax rate cannot be made, due to factors such as volatility in projected earnings or discrete tax events, the Company may apply the actual effective tax rate for the interim period, as permitted under the guidance.

For the three and nine months ended September 30, 2025, the Company estimated its annual effective tax rate based on projected full-year income and applied this rate to year-to-date pre-tax income. The resulting tax provision was adjusted to reflect discrete tax items recognized during the period.

The effective income tax rates for the three and nine months ended September 30, 2025 was (44.5)% and 13.9%, respectively. The Company’s effective income tax rates for the three and nine months ended September 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to the jurisdictional mix of earnings, U.S. state income taxes, and non-deductible share-based compensation. The jurisdictional mix was impacted by significant acquisition-related depreciation and amortization, which contributed to a U.S. pre-tax loss while generating pre-tax income in most foreign jurisdictions.

For the three and nine months ended September 30, 2024, the Company applied the actual effective tax rate for the interim period, as it was unable to reasonably estimate the annual effective tax rate due to variability in forecasted income and fluctuations in quarterly results.

The effective income tax rates for the three and nine months ended September 30, 2024 was (9.7)% and (0.8)%, respectively. The Company’s effective income tax rates for the three and nine months ended September 30, 2024 were lower than the U.S. federal statutory rate of 21% primarily due to a jurisdictional mix of earnings with the Company recording significant expenses in the U.S. related to the Sterling Acquisition, nondeductible share-based compensation, and U.S. state income taxes.

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

Contract balances are generated when the revenues recognized in a given period varies from billing. A contract asset is created when the Company performs a service for a customer and recognizes more revenues than what has been billed. The contract asset balance was $13.8 million and $5.9 million as of September 30, 2025 and December 31, 2024, respectively, and is included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

A contract liability is created when the Company transfers a good or service to a customer and recognizes less than what has been billed. The Company recognizes these contract liabilities as deferred revenues when the Company has an obligation to perform services for a customer in the future and has already received consideration from the customer. The contract liability balance was $4.9 million and $4.3 million as of September 30, 2025 and December 31, 2024, respectively, and is included in deferred revenues in the accompanying condensed consolidated balance sheets. An immaterial amount of revenues was recognized in the current period related to the beginning balance of deferred revenues.

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

Note 10. Share-based Compensation

Share-based compensation expense is recognized in cost of services, product and technology expense, and selling, general, and administrative expense, in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Share-based compensation expense
Cost of services	$557	$414	$1,645	$1,181
Product and technology expense	1,446	703	4,055	2,040
Selling, general, and administrative expense	3,718	8,387	13,730	16,082
Total share-based compensation expense	$5,721	$9,504	$19,430	$19,303

Prior to the Company’s 2021 Initial Public Offering (“IPO”), all share-based awards were issued by Fastball Holdco, L.P., the Company’s previous parent company, under individual grant agreements and the partnership agreement of such parent company (collectively, the “2020 Equity Plan”). In connection with the IPO, the Company adopted the 2021 Omnibus Incentive Plan (as amended by the First Amendment, dated as of May 10, 2023, the “2021 Equity Plan”).

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

As of September 30, 2025, the Company had approximately $28.1 million of unrecognized pre-tax non-cash compensation expense related to its equity-based compensation plans. This amount includes approximately $3.0 million related to restricted stock, $12.9 million related to RSUs, and $12.2 million related to stock options. The Company expects to recognize this expense over a weighted average period of 1.1 years.

2020 Equity Plan

Awards issued under the 2020 Equity Plan consist of options and profit interests. No awards have been issued under the plan since the Company’s IPO.

A summary of the stock option activity for the nine months ended September 30, 2025 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2024	Grants outstanding	1,602,966	$5.15
	Grants exercised	(287,814)	$5.11
	Grants cancelled/forfeited	(29,074)	$5.19
September 30, 2025	Grants outstanding	1,286,078	$5.15	4.4 Years	$13.2 million
September 30, 2025	Grants vested	880,695	$5.13	4.4 Years	$9.0 million
September 30, 2025	Grants unvested	405,383	$5.20

2021 Equity Plan

The 2021 Equity Plan is intended to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders. The 2021 Equity Plan provides for the grant of awards of stock options, stock appreciation rights, restricted shares, restricted stock units, and other equity-based or cash-based awards as determined by the Company’s Compensation Committee. The 2021 Equity Plan initially had a total of 17,525,000 shares of common stock reserved. The number of reserved shares automatically increases on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030, in an amount equal to the lesser of (x) 2.5% of the total number of shares of common stock outstanding on the last day of the immediately preceding calendar year and (y) a number of shares as determined by the Board of Directors. As of September 30, 2025, 22,399,150 shares were available for issuance under the 2021 Equity Plan.

Stock Options

A summary of the stock option activity for the nine months ended September 30, 2025 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2024	Grants outstanding	4,517,897	$14.38
	Grants issued	829,404	$15.32
	Grants exercised	(22,039)	$13.73
	Grants cancelled/forfeited	(101,812)	$14.51
September 30, 2025	Grants outstanding	5,223,450	$14.53	7.0 Years	$7.3 million
September 30, 2025	Grants vested	2,800,191	$13.74	6.1 Years	$5.0 million
September 30, 2025	Grants unvested	2,423,259	$15.44

The fair value for stock options granted for the nine months ended September 30, 2025 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Options
Expected stock price volatility	35.65%
Risk-free interest rate	4.04%
Expected term (in years)	6.25
Fair-value of the underlying unit	$15.32

Restricted Stock Units

A summary of the RSU activity for the nine months ended September 30, 2025 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2024	Nonvested RSUs	775,651	$16.61
	Granted	433,455	$15.48
	Vested	(175,433)	$16.09
	Forfeited	(49,366)	$14.84
September 30, 2025	Nonvested RSUs	984,307	$16.30

Restricted Stock

A summary of the restricted stock activity for the nine months ended September 30, 2025 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2024	Nonvested restricted stock	1,177,743	$10.01
	Vested	(729,520)	$11.42
September 30, 2025	Nonvested restricted stock	448,223	$11.74

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

A summary of the RSU activity for the nine months ended September 30, 2025 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2024	Nonvested RSUs	89,673	$18.70
	Vested	(76,541)	$18.70
	Forfeited	(1,994)	$18.70
September 30, 2025	Nonvested RSUs	11,138	$18.70

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

A summary of the restricted stock activity for the nine months ended September 30, 2025 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2024	Nonvested restricted stock	692,714	$18.70
	Vested	(354,639)	$18.70
	Forfeited	(61,676)	$18.70
September 30, 2025	Nonvested restricted stock	276,399	$18.70

2021 Employee Stock Purchase Plan (“ESPP”)

The Company’s ESPP allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation to acquire Company stock during designated offering periods. Each offering period consists of one six-month purchase period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. The Company recorded an associated expense of approximately $0.2 million for both the three months ended September 30, 2025 and 2024. The Company recorded an associated expense of approximately $0.5 million for both the nine months ended September 30, 2025 and 2024.

Note 11. Equity

Preferred Stock

As of September 30, 2025 and December 31, 2024, 250,000,000 shares of Preferred Stock were authorized, and no Preferred Stock was issued or outstanding.

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

For all pending matters, the Company believes it has meritorious defenses and intends to defend vigorously or otherwise seek indemnification from other parties as appropriate. However, the Company has recorded a liability of $7.0 million and $11.6 million as of September 30, 2025 and December 31, 2024, respectively, for matters that it believes entail a loss that is both probable and estimable. This is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Note 13. Related Party Transactions

The Company had no material related party transactions for the nine months ended September 30, 2025.

Note 14. Net Income (Loss) Per Share

Basic weighted-average shares outstanding excludes nonvested restricted stock. Diluted weighted average shares outstanding is similar to basic weighted-average shares outstanding, except that the weighted-average number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common share had been issued, including the dilutive impact of nonvested restricted stock. The potentially dilutive securities outstanding during the three months ended September 30, 2024 and the nine months ended September 30, 2025 and 2024, had an anti-dilutive effect and were therefore not included in the calculation of diluted net income (loss) per share. Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic net income (loss) per share	$0.01	$(0.06)	$(0.22)	$(0.07)
Diluted net income (loss) per share	$0.01	$(0.06)	$(0.22)	$(0.07)
Numerator:
Net income (loss) (in thousands)	$2,593	$(8,860)	$(38,293)	$(9,907)
Denominator:
Weighted average number of shares outstanding - basic	173,561,778	144,096,312	173,071,481	143,851,357
Add stock options to purchase shares and restricted stock units	1,987,564	—	—	—
Weighted average number of shares outstanding - diluted	175,549,342	144,096,312	173,071,481	143,851,357

For the three months ended September 30, 2025 and 2024, a total of 2,187,495 and 3,312,675 stock options, RSUs, and restricted stock awards were excluded from the calculation of diluted net income (loss) per share, respectively, because their effect was anti-dilutive. For the nine months ended September 30, 2025 and 2024, a total of 4,025,695 and 3,244,309 stock options, RSUs, and restricted stock awards were excluded from the calculation of diluted net loss per share, respectively, because their effect was anti-dilutive.

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

Reconciliations of Segment Adjusted EBITDA to net income (loss) for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30, 2025
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$182,805	$29,740	$199,440	$411,985
Intersegment revenues	(462)	(1,533)	(839)	(2,834)
External revenues	$182,343	$28,207	$198,601	$409,151
Less:
Adjusted cost of services	93,887	18,932	112,604
Other segment items	32,453	5,706	29,903
Segment Adjusted EBITDA	$56,465	$5,102	$56,933	$118,500
Adjustments to reconcile to net income:
Interest expense, net				40,041
Benefit for income taxes				(798)
Loss on extinguishment of debt				407
Depreciation and amortization				62,274
Share-based compensation				5,721
Transaction and acquisition-related charges (a)				1,585
Integration, restructuring, and other charges (b)				6,677
Net income				$2,593

	Three Months Ended September 30, 2024
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$174,905	$26,624	$—	$201,529
Intersegment revenues	(516)	(1,894)	—	(2,410)
External revenues	$174,389	$24,730	$—	$199,119
Less:
Adjusted cost of services	89,184	14,579	—
Other segment items	27,084	6,636	—
Segment Adjusted EBITDA	$58,637	$5,409	$—	$64,046
Adjustments to reconcile to net loss:
Interest expense, net				17,191
Provision for income taxes				782
Depreciation and amortization				30,168
Share-based compensation				9,504
Transaction and acquisition-related charges (a)				13,218
Integration, restructuring, and other charges (b)				2,043
Net loss				$(8,860)

	Nine Months Ended September 30, 2025
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$491,662	$79,435	$590,701	$1,161,798
Intersegment revenues	(1,596)	(4,349)	(1,481)	(7,426)
External revenues	$490,066	$75,086	$589,220	$1,154,372
Less:
Adjusted cost of services	251,064	47,310	330,027
Other segment items	92,566	19,317	96,956
Segment Adjusted EBITDA	$148,032	$12,808	$163,718	$324,558
Adjustments to reconcile to net loss:
Interest expense, net				131,406
Benefit for income taxes				(6,177)
Loss on extinguishment of debt				661
Depreciation and amortization				185,846
Share-based compensation				19,430
Transaction and acquisition-related charges (a)				7,971
Integration, restructuring, and other charges (b)				23,714
Net loss				$(38,293)

	Nine Months Ended September 30, 2024
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$486,410	$72,834	$—	$559,244
Intersegment revenues	(1,247)	(4,916)	—	(6,163)
External revenues	$485,163	$67,918	$—	$553,081
Less:
Adjusted cost of services	246,374	40,633	—
Other segment items	86,136	19,736	—
Segment Adjusted EBITDA	$153,900	$12,465	$—	$166,365
Adjustments to reconcile to net loss:
Interest expense, net				28,114
Provision for income taxes				83
Depreciation and amortization				89,968
Share-based compensation				19,303
Transaction and acquisition-related charges (a)				35,083
Integration, restructuring, and other charges (b)				3,721
Net loss				$(9,907)
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three and nine months ended September 30, 2025 include approximately $1.4 million and $7.5 million of expense, respectively, associated with the Sterling Acquisition. The three and nine months ended September 30, 2024 include approximately $13.2 million and $33.5 million of expense, respectively, associated with the Sterling Acquisition, primarily consisting of legal, regulatory, and diligence professional service fees. The three and nine months ended September 30, 2024 also include insurance costs incurred related to the Company's initial public offering.
(b)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, impairment of capitalized software, (gains) losses on the sale of assets, and other non-recurring items. Integration, restructuring, and other charges for the three and nine months ended September 30, 2025 include approximately $3.8 million and $15.4 million of expense, respectively, associated with the integration of Sterling. The three and nine months ended September 30, 2025 also include approximately $1.5 million of expenses related to debt refinancing activities, as well as capitalized software impairment charges of approximately $1.2 million.

Geographic Information

The Company categorizes revenues by geographic region in which the revenues and invoicing are recorded. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods.

The following summarizes revenues by geographical region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
United States	$349,284	$170,823	$987,980	$475,900
All other countries	59,867	28,296	166,392	77,181
Total revenues	$409,151	$199,119	$1,154,372	$553,081

The following table sets forth net long-lived assets by geographic area (in thousands):

	September 30, 2025	December 31, 2024
Long-lived assets, net
United States	$2,863,195	$2,996,933
All other countries	438,338	436,741
Total long-lived assets, net	$3,301,533	$3,433,674

Note 16. Subsequent Events

On November 5, 2025, the Company made a voluntary principal repayment of $25.0 million on its outstanding 2025 Amended First Lien Credit Facility. The repayment was made using available cash on hand. No prepayment penalties were incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of First Advantage Corporation’s financial condition and results of operations is provided as a supplement to the condensed consolidated financial statements for the three and nine months ended September 30, 2025, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. All discussions and information in this Quarterly Report on Form 10-Q regarding our business and financial results in 2024 relate solely to our operations prior to the acquisition of Sterling Check Corp. (“Sterling” and such acquisition, the “Sterling Acquisition”), unless otherwise indicated.

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

These forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Such risks and uncertainties include, but are not limited to, the following: the failure to realize the expected benefits of the Sterling Acquisition; negative changes in external events beyond our control, including our customers’ onboarding volumes, economic drivers which are sensitive to macroeconomic cycles, such as interest rate volatility and inflation, geopolitical unrest, global trade disputes, uncertainty in financial markets, and changes in tax laws; our operations in a highly regulated industry and the fact that we are subject to numerous and evolving laws and regulations, including with respect to personal data, data security, and artificial intelligence (“AI”); inability to identify and successfully implement our growth strategies on a timely basis or at all; potential harm to our business, brand, and reputation as a result of security breaches, cyber-attacks, or the mishandling of personal data; operating in a penetrated and competitive market; our reliance on third-party data providers; our sales to government entities and higher-tier contractors to governmental customers which involve unique competitive, procurement, budget, administrative and contractual risks; due to the sensitive and privacy-driven nature of our products and solutions, we could face liability and legal or regulatory proceedings, which could be costly and time-consuming to defend and may not be fully covered by insurance; our international business exposes us to a number of risks; real or perceived errors, failures, or bugs in our products could adversely affect our business, results of operations, financial condition, and growth prospects; our ability to identify attractive targets or successfully complete such transactions; failure to comply with anti-corruption laws and regulations; disruptions at our Global Operating Center and other operating centers; our contracts with our customers, which do not guarantee exclusivity or contracted volumes; disruptions, outages, or other errors with our technology and network infrastructure, including our data centers, servers, and third-party cloud and internet providers and our migration to the cloud; the continued integration of our platforms and solutions with human resource providers such as applicant tracking systems and human capital management systems as well as our relationships with such human resource providers; risks relating to public opinion, which may be magnified by incidents or adverse publicity concerning our industry or operations; our reliance on third-party vendors to carry out certain portions of our operations; our dependence on the service of our key executives and other employees, and our ability to find and retain qualified employees; our ability to obtain, maintain, protect and enforce our intellectual property and other proprietary information; our ability to maintain, protect, and enforce the confidentiality of our trade secrets; the use of open-source software in our applications; seasonality in our operations from quarter to quarter; our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations; Silver Lake’s control of us and the potential conflict of its interest with ours or those of our stockholders; and changing interpretations of tax laws.

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

Together, we derive a substantial majority of our revenues from pre-onboarding screening and perform services across over 200 countries and territories, enabling us to serve as a one-stop-shop provider to both multinational companies and growth companies. Our 80,000 customers are global enterprises, mid-sized companies, and small companies, and our products and solutions are used by personnel in recruiting, human resources, risk, compliance, vendor management, safety, and/or security.

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

We generated revenues of $409.2 million for the three months ended September 30, 2025, as compared to $199.1 million for the three months ended September 30, 2024 and generated revenues of $1,154.4 million for the nine months ended September 30, 2025, as compared to $553.1 million for the nine months ended September 30, 2024. Approximately 86% of our revenues for the nine months ended September 30, 2025 was generated in the United States, while the remaining 14% was generated abroad. Other than the United States, no single country accounted for 10% or more of our total revenues for the three and nine months ended September 30, 2025. Please refer to “Results of Operations” for further details.

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

Seasonality

We experience seasonality with respect to certain industries as a result of fluctuations in hiring volumes and other economic activities. For example, pre-onboarding revenues generated from our customers in the retail and transportation industries are historically highest during the months of October and November, leading up to the U.S. holiday season and lowest in December and at the beginning of the new year, following the U.S. holiday hiring season. Certain customers across various industries also historically increase their hiring throughout the second quarter of the year as winter concludes, and the school year ends, giving rise to student and graduate hiring, and increased commercial activity tied to outdoor activities. We anticipate that evolving consumer trends, labor market dynamics, technological advancements, and broader macroeconomic conditions may impact future seasonality, but we are unable to predict these potential shifts and how our business may be impacted.

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

Current macroeconomic conditions—including elevated interest rates, persistent inflation, and fluctuations in job openings and hiring activity—continue to impact portions of the global economy. Geopolitical tensions—including ongoing conflicts in Ukraine and the Middle East—and recent trade policy actions, such as newly imposed tariffs between the U.S. and China, have further disrupted global supply chains and heightened market volatility. These factors have led to increased operating costs and reduced business confidence for companies, particularly in globally exposed sectors.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the United States, introducing substantial changes to the U.S. Corporate tax regime. Key provisions of the OBBBA include the reinstatement of 100% bonus depreciation, restoration of immediate expensing for domestic research or experimental (“R&E”) expenditures, an elective acceleration of deduction for unamortized domestic R&E expenditures, revised limitations on the deductibility of business interest expense, and modifications to the Global Intangible Low-Tax Income (“GILTI”) and Foreign-Derived Intangible Income (“FDII”) regimes. The OBBBA includes multiple effective dates, with certain provisions effective for tax years beginning after December 31, 2024 and others phased in through 2027. In accordance with ASC 740, Income Taxes, the Company has reflected the impacts of OBBBA in the interim period that includes the enactment date. The resulting effects have been incorporated into the Company’s income tax provision for the nine months ended September 30, 2025, including adjustments to deferred tax assets and liabilities where applicable. The Company continues to evaluate the broader implications of the OBBBA, including potential impacts on future taxable income, the estimated annual effective tax rate, and potential effects of future regulatory guidance issued by the Internal Revenue Service or other relevant tax authorities. Additional impacts, if any, will be recognized in subsequent periods as appropriate.

Additionally, on October 1, 2025, the U.S. federal government entered a partial shutdown, resulting in widespread furloughs and delays in the release of key economic data. If prolonged, the shutdown may contribute to increased economic uncertainty, potentially affecting customer demand, hiring activity, regulatory timelines, and overall business sentiment. We continue to monitor the situation and assess any potential impacts on our operations and financial performance.

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

Components of our Results of Operations

Revenues

The Company derives revenues from a variety of background screening and adjacent products performed across all phases of the workforce lifecycle from pre-onboarding screening services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent workers, tenants, and drivers. We generally classify our products and solutions into three major categories: pre-onboarding, post-onboarding, and adjacent products, each of which is enabled by our technologies, proprietary internal databases, and data analytics capabilities. Pre-onboarding products, which comprise the substantial majority of our revenues, span an extensive array of products that customers typically utilize to enhance their candidate evaluation process and support compliance with their workforce onboarding criteria from the time an application is submitted to a candidate’s successful onboarding. Post-onboarding products are comprised of continuous monitoring, re-screening, and other solutions to help our customers keep their end customers, workforces, and other stakeholders safer, more productive, and more compliant. Adjacent products include products that complement our pre-onboarding and post-onboarding solutions such as fleet and vehicle compliance, hiring tax credits and incentives, resident and tenant screening, employment eligibility, and investigative research.

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
•
Loss on Extinguishment of Debt: Represents non-operating expense incurred when we repay or refinance debt prior to maturity. This includes the write-off of unamortized debt issuance costs and early repayment penalties, if any.

Provision for Income Taxes

Provision for income taxes consists of domestic and foreign corporate income taxes related to earnings from our sale of products and services, with statutory tax rates that differ by jurisdiction. Our effective tax rate may be affected by various factors including changes in tax laws, regulations, credits or rates, new interpretations of existing laws or regulations, shifts in the allocation of income earned throughout the world, and changes in overall levels of income before tax.

Results of Operations

The information contained below should be read in conjunction with our accompanying historical condensed consolidated financial statements and the related notes.

Comparison of Results of Operations for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Revenues	$409,151	$199,119	$1,154,372	$553,081

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	222,039	100,879	622,445	280,419
Product and technology expense	25,136	12,909	77,967	39,052
Selling, general, and administrative expense	57,459	46,050	180,517	125,352
Depreciation and amortization	62,274	30,168	185,846	89,968
Total operating expenses	366,908	190,006	1,066,775	534,791
Income from operations	42,243	9,113	87,597	18,290

Other Expense, Net:
Interest expense, net	40,041	17,191	131,406	28,114
Loss on extinguishment of debt	407	—	661	—
Total other expense, net	40,448	17,191	132,067	28,114
Income (loss) before provision for income taxes	1,795	(8,078)	(44,470)	(9,824)
(Benefit) provision for income taxes	(798)	782	(6,177)	83
Net income (loss)	$2,593	$(8,860)	$(38,293)	$(9,907)
Net income (loss) margin	0.6%	(4.4)%	(3.3)%	(1.8)%

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenues
First Advantage Americas	$182,805	$174,905	$491,662	$486,410
First Advantage International	29,740	26,624	79,435	72,834
Sterling	199,440	—	590,701	—
Eliminations	(2,834)	(2,410)	(7,426)	(6,163)
Total revenues	$409,151	$199,119	$1,154,372	$553,081

Revenues were $409.2 million for the three months ended September 30, 2025, compared to $199.1 million for the three months ended September 30, 2024. Revenues for the three months ended September 30, 2025 increased by $210.0 million, or 105.5%, compared to the three months ended September 30, 2024.

The increase in revenues is due to:

•
revenues of $199.4 million, or 100.1%, attributable to Sterling as a result of the Sterling Acquisition completed on October 31, 2024;
•
revenues of $7.0 million, or 3.5%, from new customers, primarily attributable to our First Advantage Americas segment; and
•
revenues of $3.6 million, or 1.8% from existing customers, primarily driven by continued strength from upselling and cross-selling initiatives. These increases were partially offset by declines in existing customer revenues across several verticals, largely due to macroeconomic pressures that contributed to reduced demand and the impact of lost customers.

Revenues were $1,154.4 million for the nine months ended September 30, 2025, compared to $553.1 million for the nine months ended September 30, 2024. Revenues for the nine months ended September 30, 2025 increased by $601.3 million, or 108.7%, compared to the nine months ended September 30, 2024.

The increase in revenues is due to:

•
revenues of $590.6 million, or 106.8%, attributable to Sterling as a result of the Sterling Acquisition completed on October 31, 2024; and
•
revenues of $15.7 million, or 2.8%, from new customers, primarily attributable to our First Advantage Americas segment.

These revenue increases were offset by a net decrease of $5.0 million, or 0.9%, in revenues from existing customers, primarily due to macroeconomic pressures across a number of our customer verticals that led to reduced overall existing customer demand, as well as the impact of lost customers. These decreases in existing customer revenues were partially mitigated by continued strength from upselling and cross-selling initiatives, which contributed an additional $27.0 million, or 4.9%, in revenue growth.

Pricing remained relatively stable across all periods.

Cost of Services

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Cost of services	$222,039	$100,879	$622,445	$280,419
Revenues	$409,151	$199,119	$1,154,372	$553,081
Cost of services as a % of revenue	54.3%	50.7%	53.9%	50.7%

Cost of services was $222.0 million for the three months ended September 30, 2025, compared to $100.9 million for the three months ended September 30, 2024. Cost of services for the three months ended September 30, 2025 increased by $121.2 million, or 120.1%, compared to the three months ended September 30, 2024.

The increase in cost of services was primarily due to $113.1 million of Sterling costs of services recognized after the Sterling Acquisition.

Cost of services as a percentage of revenues was 54.3% for the three months ended September 30, 2025, compared to 50.7% for the three months ended September 30, 2024. The cost of services percentage of revenues for the third quarter of 2025 was impacted by Sterling’s higher relative cost of services due to the segment’s product and customer mix and other variations in customer ordering mix.

Cost of services was $622.4 million for the nine months ended September 30, 2025, compared to $280.4 million for the nine months ended September 30, 2024. Cost of services for the nine months ended September 30, 2025 increased by $342.0 million, or 122.0%, compared to the nine months ended September 30, 2024.

The increase in cost of services was primarily due to $332.0 million of Sterling costs of services recognized after the Sterling Acquisition.

Cost of services as a percentage of revenues was 53.9% for the nine months ended September 30, 2025, compared to 50.7% for the nine months ended September 30, 2024. The cost of services percentage of revenues for the third quarter of 2025 was impacted by Sterling’s higher relative cost of services due to the segment’s product and customer mix and other variations in customer ordering mix.

Product and Technology Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Product and technology expense	$25,136	$12,909	$77,967	$39,052

Product and technology expense was $25.1 million for the three months ended September 30, 2025, compared to $12.9 million for the three months ended September 30, 2024. Product and technology expense for the three months ended September 30, 2025 increased by $12.2 million, or 94.7%, compared to the three months ended September 30, 2024.

The increase in product and technology expense was primarily due to:

•
$5.3 million of Sterling personnel expenses recognized after the Sterling Acquisition
•
$3.5 million increase in Legacy First Advantage personnel expenses as a result of additional investments made to enhance our products, solutions, and technology platforms; and
•
$3.2 million increase in professional service fees related to continued investments in our technology platforms.

Product and technology expense was $78.0 million for the nine months ended September 30, 2025, compared to $39.1 million for the nine months ended September 30, 2024. Product and technology expense for the nine months ended September 30, 2025 increased by $38.9 million, or 99.6%, compared to the nine months ended September 30, 2024.

The increase in product and technology expense was primarily due to:

•
$19.8 million of Sterling personnel expenses recognized after the Sterling Acquisition, of which approximately $1.2 million related to cash compensation expense due to the conversion of Sterling equity awards to cash awards as part of the transaction;
•
$9.4 million increase in professional service fees related to continued investments in our technology platforms; and
•
$7.7 million increase in Legacy First Advantage personnel expenses as a result of additional investments made to enhance our products, solutions, and technology platforms.

Selling, General, and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Selling, general, and administrative expense	$57,459	$46,050	$180,517	$125,352

Selling, general, and administrative expense was $57.5 million for the three months ended September 30, 2025, compared to $46.1 million for the three months ended September 30, 2024. Selling, general, and administrative expense for the three months ended September 30, 2025 increased by $11.4 million, or 24.8%, compared to the three months ended September 30, 2024.

Selling, general, and administrative expense increased primarily due to $25.6 million of Sterling expenses recognized after the Sterling Acquisition, which include:

•
$12.1 million of personnel expenses recognized after the Sterling Acquisition;
•
$1.2 million increase in bad debt expense as certain groups of customers have experienced longer than normal payment cycles;
•
$0.9 million related to share-based compensation expense due to the conversion of Sterling equity awards to First Advantage equity awards as part of the transaction; and
•
$0.8 million related to cash compensation expense due to the conversion of Sterling equity awards to cash awards as part of the transaction.

These increases in selling, general, and administrative expense were partially offset by a $12.2 million decrease in transaction costs attributable to the Sterling Acquisition related to professional service, legal, and other fees, that did not reoccur as the acquisition was completed on October 31, 2024.

Selling, general, and administrative expense was $180.5 million for the nine months ended September 30, 2025, compared to $125.4 million for the nine months ended September 30, 2024. Selling, general, and administrative expense for the nine months ended September 30, 2025 increased by $55.2 million, or 44.0%, compared to the nine months ended September 30, 2024.

Selling, general, and administrative expense increased primarily due to $87.4 million of Sterling expenses recognized after the Sterling Acquisition, which include:

•
$43.8 million of personnel expenses recognized after the Sterling Acquisition;
•
$5.2 million related to share-based compensation expense due to the conversion of Sterling equity awards to First Advantage equity awards as part of the transaction; and
•
$4.8 million related to cash compensation expense due to the conversion of Sterling equity awards to cash awards as part of the transaction.

These increases in selling, general, and administrative expense were partially offset by a $29.1 million decrease in transaction costs attributable to the Sterling Acquisition related to professional service, legal, and other fees, that did not reoccur as the acquisition was completed on October 31, 2024.

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Depreciation and amortization	$62,274	$30,168	$185,846	$89,968

Depreciation and amortization was $62.3 million for the three months ended September 30, 2025, compared to $30.2 million for the three months ended September 30, 2024. Depreciation and amortization for the three months ended September 30, 2025 increased by $32.1 million, or 106.4%, compared to the three months ended September 30, 2024. This increase was primarily due to the impact of the step up in fair value of property and equipment and intangible assets as a result of the application of purchase accounting related to the Sterling Acquisition.

Depreciation and amortization was $185.8 million for the nine months ended September 30, 2025, compared to $90.0 million for the nine months ended September 30, 2024. Depreciation and amortization for the nine months ended September 30, 2025 increased by $95.9 million, or 106.6%, compared to the nine months ended September 30, 2024. This increase was primarily due to the impact of the step up in fair value of property and equipment and intangible assets as a result of the application of purchase accounting related to the Sterling Acquisition.

Interest Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Interest expense, net	$40,041	$17,191	$131,406	$28,114

Interest expense, net was $40.0 million for the three months ended September 30, 2025, compared to $17.2 million for the three months ended September 30, 2024. Interest expense, net for the three months ended September 30, 2025 increased by $22.9 million or 132.9%, compared to the three months ended September 30, 2024.

The increase in interest expense was primarily driven by higher borrowings under the term loan facility, which included an incremental principal amount of $1,620.3 million and an expanded revolver commitment of $150.0 million in connection with the Sterling Acquisition. Interest expense, net was further impacted by unrealized gains on the Company’s interest rate swaps.

Interest expense, net was $131.4 million for the nine months ended September 30, 2025, compared to $28.1 million for the nine months ended September 30, 2024. Interest expense, net for the nine months ended September 30, 2025 increased by $103.3 million or 367.4%, compared to the nine months ended September 30, 2024.

The increase in interest expense was primarily driven by higher borrowings under the term loan facility, which included an incremental principal amount of $1,620.3 million and an expanded revolver commitment of $150.0 million in connection with the Sterling Acquisition. Interest expense, net was further impacted by $5.6 million of unrealized losses on the Company’s interest rate swaps, reflecting heightened interest rate volatility during the period.

Loss on Extinguishment of Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Loss on extinguishment of debt	$407	$—	$661	$—

Loss on extinguishment of debt for the three and nine months ended September 30, 2025, relates to the write-off of unamortized deferred financing costs as a result of voluntary principal repayments of $40.0 million on the Company’s outstanding term loan facility.

Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
(Benefit) provision for income taxes	$(798)	$782	$(6,177)	$83

Our (benefit) provision for income taxes was $(0.8) million for the three months ended September 30, 2025, compared to $0.8 million for the three months ended September 30, 2024. Our provision for income taxes for the three months ended September 30, 2025 decreased by $1.6 million, compared to the three months ended September 30, 2024.

The decrease in our provision for income taxes was primarily due to the jurisdictional mix of earnings, higher income taxes in the jurisdictions outside of the U.S., and U.S. state income taxes, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Our (benefit) provision for income taxes was $(6.2) million for the nine months ended September 30, 2025, compared to $0.1 million for the nine months ended September 30, 2024. Our provision for income taxes for the nine months ended September 30, 2025 decreased by $6.3 million, compared to the nine months ended September 30, 2024.

The decrease in our provision for income taxes was primarily due to the increase of net book loss before income taxes, jurisdictional mix of earnings, higher income taxes in the jurisdictions outside of the U.S., and U.S. state income taxes, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Net Income (Loss) and Net Income (Loss) Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Net income (loss)	$2,593	$(8,860)	$(38,293)	$(9,907)
Net income (loss) margin	0.6%	(4.4)%	(3.3)%	(1.8)%

Net income (loss) was $2.6 million for the three months ended September 30, 2025, compared to $(8.9) million for the three months ended September 30, 2024. Net income for the three months ended September 30, 2025 increased by $11.5 million compared to the three months ended September 30, 2024.

Net income (loss) margin was 0.6% for the three months ended September 30, 2025, compared to (4.4)% for the three months ended September 30, 2024. The improvement in our net income margin is attributable to our ability to leverage operational efficiencies to control overall expenses, while increasing revenues. These improvements were offset by increases in depreciation and amortization and interest costs, primarily as a result of the Sterling Acquisition.

Net loss was $(38.3) million for the nine months ended September 30, 2025, compared to $(9.9) million for the nine months ended September 30, 2024. Net loss for the nine months ended September 30, 2025 increased by $(28.4) million compared to the nine months ended September 30, 2024.

Net loss margin was (3.3)% for the nine months ended September 30, 2025, compared to (1.8)% for the nine months ended September 30, 2024, as increases in depreciation and amortization and interest costs, primarily as a result of the Company’s Sterling Acquisition and reduced demand from customers more impacted by macroeconomic factors, contributed to lower profitability.

Non-GAAP Financial Measures

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

Adjusted EBITDA was $118.5 million for the three months ended September 30, 2025 and represented an Adjusted EBITDA Margin of 29.0%. Adjusted EBITDA was $64.0 million for the three months ended September 30, 2024 and represented an Adjusted EBITDA Margin of 32.2%. Adjusted EBITDA for the three months ended September 30, 2025 increased by $54.5 million, or 85.0%, compared to the three months ended September 30, 2024, primarily due to the Sterling Acquisition and related synergies.

Adjusted EBITDA was $324.6 million for the nine months ended September 30, 2025 and represented an Adjusted EBITDA Margin of 28.1%. Adjusted EBITDA was $166.4 million for the nine months ended September 30, 2024 and represented an Adjusted EBITDA Margin of 30.1%. Adjusted EBITDA for the nine months ended September 30, 2025 increased by $158.2 million, or 95.1%, compared to the nine months ended September 30, 2024, primarily due to the Sterling Acquisition and related synergies.

The following table presents a reconciliation of Adjusted EBITDA for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$2,593	$(8,860)	$(38,293)	$(9,907)
Interest expense, net	40,041	17,191	131,406	28,114
(Benefit) provision for income taxes	(798)	782	(6,177)	83
Depreciation and amortization	62,274	30,168	185,846	89,968
Loss on extinguishment of debt	407	—	661	—
Share-based compensation(a)	5,721	9,504	19,430	19,303
Transaction and acquisition-related charges(b)	1,585	13,218	7,971	35,083
Integration, restructuring, and other charges(c)	6,677	2,043	23,714	3,721
Adjusted EBITDA	$118,500	$64,046	$324,558	$166,365
(a)
Share-based compensation for the three and nine months ended September 30, 2025 includes approximately $1.9 million and $5.6 million, respectively, of incrementally recognized expense associated with the May 2023 modification of the vesting terms of outstanding unvested and unearned performance-based options, restricted stock units, and restricted stock awards. The three and nine months ended September 30, 2024 includes approximately $6.6 million and $11.7 million, respectively, of incrementally recognized expense associated with the May 2023 vesting modification and retirements of the Company's former Chief Financial Officer and President, Americas.
(b)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three and nine months ended September 30, 2025 include approximately $1.4 million and $7.5 million of expense, respectively, associated with the Sterling Acquisition. The three and nine months ended September 30, 2024 include approximately $13.2 million and $33.5 million of expense, respectively, associated with the Sterling Acquisition, primarily consisting of legal, regulatory, and diligence professional service fees. The three and nine months ended September 30, 2024 also include insurance costs incurred related to the Company's initial public offering.
(c)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, impairment of capitalized software, (gains) losses on the sale of assets, and other non-recurring items. Integration, restructuring, and other charges for the three and nine months ended September 30, 2025 include approximately $3.8 million and $15.4 million of expense, respectively, associated with the integration of Sterling. The three and nine months ended September 30, 2025 also include approximately $1.5 million of expenses related to debt refinancing activities, as well as capitalized software impairment charges of approximately $1.2 million.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenues. The following table presents the calculation of Adjusted EBITDA Margin for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Adjusted EBITDA	$118,500	$64,046	$324,558	$166,365
Revenues	409,151	199,119	1,154,372	553,081
Adjusted EBITDA Margin	29.0%	32.2%	28.1%	30.1%

The following table presents a calculation of Adjusted EBITDA by segment for the periods presented. See Note 15, “Reportable Segments” to the condensed consolidated financial statements for a reconciliation of Adjusted EBITDA for the periods presented by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Adjusted EBITDA(1)
First Advantage Americas	$56,465	$58,637	$148,032	$153,900
First Advantage International	5,102	5,409	12,808	12,465
Sterling	56,933	—	163,718	—
Adjusted EBITDA	$118,500	$64,046	$324,558	$166,365

Revenues
First Advantage Americas	$182,805	$174,905	$491,662	$486,410
First Advantage International	29,740	26,624	79,435	72,834
Sterling	199,440	—	590,701	—
Less: intersegment eliminations	(2,834)	(2,410)	(7,426)	(6,163)
Total revenues	$409,151	$199,119	$1,154,372	$553,081

Adjusted EBITDA Margin
First Advantage Americas	30.9%	33.5%	30.1%	31.6%
First Advantage International	17.2%	20.3%	16.1%	17.1%
Sterling	28.5%	n/a	27.7%	n/a
Adjusted EBITDA Margin	29.0%	32.2%	28.1%	30.1%
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

Adjusted Net Income was $52.3 million for the three months ended September 30, 2025, compared to $38.0 million for the three months ended September 30, 2024. Adjusted Net Income for the three months ended September 30, 2025 increased by $14.3 million, or 37.7% compared to the three months ended September 30, 2024, primarily due to the Sterling Acquisition. This increase was offset by fluctuations in interest expense resulting from changes in our capital structure.

Adjusted Diluted Earnings Per Share was $0.30 for the three months ended September 30, 2025, compared to $0.26 for the three months ended September 30, 2024, as increases in Adjusted Net Income were offset in part by the incremental interest on the transaction financing and the dilutive impact of the new shares issued for the Sterling Acquisition.

Adjusted Net Income was $129.8 million for the nine months ended September 30, 2025, compared to $93.5 million for the nine months ended September 30, 2024. Adjusted Net Income for the nine months ended September 30, 2025 increased by $36.2 million, or 38.7% compared to the nine months ended September 30, 2024, primarily due to the Sterling Acquisition. This increase was offset by fluctuations in interest expense resulting from changes in our capital structure.

Adjusted Diluted Earnings Per Share was $0.74 for the nine months ended September 30, 2025, compared to $0.64 for the nine months ended September 30, 2024, as increases in Adjusted Net Income were offset by the incremental interest on the transaction financing and the dilutive impact of the new shares issued for the Sterling Acquisition.

Gains or losses and actual cash payments and receipts on the Company’s interest rate swaps impact the comparability of Adjusted Net Income and Adjusted Diluted Earnings Per Share across historical periods.

The following table presents a reconciliation of Adjusted Net Income for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$2,593	$(8,860)	$(38,293)	$(9,907)
(Benefit) provision for income taxes	(798)	782	(6,177)	83
Income (loss) before provision for income taxes	1,795	(8,078)	(44,470)	(9,824)
Debt-related charges(a)	2,585	10,057	14,627	6,781
Acquisition-related depreciation and amortization(b)	51,516	22,646	152,440	67,887
Share-based compensation(c)	5,721	9,504	19,430	19,303
Transaction and acquisition-related charges(d)	1,585	13,218	7,971	35,083
Integration, restructuring, and other charges(e)	6,677	2,043	23,714	3,721
Adjusted Net Income before income tax effect	69,879	49,390	173,712	122,951
Less: Adjusted income taxes(f)	17,567	11,400	43,949	29,422
Adjusted Net Income	$52,312	$37,990	$129,763	$93,529

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Diluted net income (loss) per share (GAAP)	$0.01	$(0.06)	$(0.22)	$(0.07)
Adjusted Net Income adjustments per share
(Benefit) provision for income taxes	(0.00)	0.01	(0.04)	0.00
Debt-related charges(a)	0.01	0.07	0.08	0.05
Acquisition-related depreciation and amortization(b)	0.29	0.15	0.87	0.46
Share-based compensation(c)	0.03	0.06	0.11	0.13
Transaction and acquisition-related charges(d)	0.01	0.09	0.05	0.24
Integration, restructuring, and other charges(e)	0.04	0.01	0.14	0.03
Adjusted income taxes(f)	(0.10)	(0.08)	(0.25)	(0.20)
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.30	$0.26	$0.74	$0.64

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP)	175,549,342	144,096,312	173,071,481	143,851,357
Options and restricted stock not included in weighted average number of shares outstanding—diluted (GAAP) (using treasury stock method)	—	2,492,320	2,064,886	2,318,217
Adjusted weighted average number of shares outstanding—diluted (Non-GAAP)	175,549,342	146,588,632	175,136,367	146,169,574
(a)
Represents the loss on extinguishment and non-cash interest expense related to the amortization of debt issuance costs. This adjustment also includes the impact of the change in fair value of interest rate swaps, which represents the difference between the fair value gains or losses and actual cash payments and receipts on the interest rate swaps.
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
(c)
Share-based compensation for the three and nine months ended September 30, 2025 includes approximately $1.9 million and $5.6 million, respectively, of incrementally recognized expense associated with the May 2023 modification of the vesting terms of outstanding unvested and unearned performance-based options, restricted stock units, and restricted stock awards. The three and nine months ended September 30, 2024 includes approximately $6.6 million and $11.7 million, respectively, of incrementally recognized expense associated with the May 2023 vesting modification and retirements of the Company's former Chief Financial Officer and President, Americas.
(d)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three and nine months ended September 30, 2025 include approximately $1.4 million and $7.5 million of expense, respectively, associated with the Sterling Acquisition. The three and nine months ended September 30, 2024 include approximately $13.2 million and $33.5 million of expense, respectively, associated with the Sterling Acquisition, primarily consisting of legal, regulatory, and diligence professional service fees. The three and nine months ended September 30, 2024 also include insurance costs incurred related to the Company's initial public offering.
(e)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, impairment of capitalized software, (gains) losses on the sale of assets, and other non-recurring items. Integration, restructuring, and other charges for the three and nine months ended September 30, 2025 include approximately $3.8 million and $15.4 million of expense, respectively, associated with the integration of Sterling. The three and nine months ended September 30, 2025 also include approximately $1.5 million of expenses related to debt refinancing activities, as well as capitalized software impairment charges of approximately $1.2 million.
(f)
Effective tax rates of approximately 25.1% and 25.3% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three and nine months ended September 30 2025, respectively. Effective tax rates of approximately 23.1% and 23.9% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three and nine months ended September 30 2024, respectively.

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

As of September 30, 2025, we had $216.8 million in cash and cash equivalents and $250.0 million available under our revolving credit facility. As of September 30, 2025, we had $2,139.5 million of total debt outstanding. We believe our cash on hand, together with amounts available under our revolving credit facility, and cash provided by operating activities are and will continue to be adequate to meet our operational and business needs in the next 12 months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors that may be beyond our control, including those described under our “Risk Factors” included in our 2024 Annual Report.

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

Credit Agreement

First Advantage Holdings, LLC, an indirect wholly-owned subsidiary of the Company, is a party to a First Lien Credit Agreement, which provides for a term loan of $2.185 billion due October 31, 2031 and a $250.0 million revolving credit facility due October 31, 2029.

On July 30, 2025, the Company amended the First Lien Credit Agreement (“2025 Amended First Lien Credit Agreement”) to reduce the interest rate on its term loan to a range of 2.50% to 2.75%, based on the first lien ratio, plus the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (“SOFR”) and an applicable margin (“2025 Amended First Lien Credit Facility”). The amendment also reduced the interest rate on its revolving credit facility to a range of 2.25% to 2.75%, based on the first lien ratio, plus SOFR (“2025 Amended Revolver”).

Borrowings under the agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) a base rate or (b) SOFR, which is subject to a floor of 0.00% per annum. The applicable margins under the agreement are subject to stepdowns based on our first lien net leverage ratio. In addition, the borrower, First Advantage Holdings, LLC is required to pay a commitment fee on any unutilized commitments under the revolving credit facility. The commitment fee rate ranges between 0.25% and 0.50% per annum based on our first lien net leverage ratio. The borrower is also required to pay customary letter of credit fees. The 2025 Amended First Lien Credit Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount. The 2025 Amended Revolver has no amortization.

The 2025 Amended First Lien Credit Agreement requires the borrower to prepay outstanding term loans, subject to certain exceptions, with certain proceeds from non-ordinary course asset sales, issuance of debt not permitted by the credit agreement to be incurred and annual excess cash flows. Voluntary prepayments made in connection with certain repricing transactions on or before January 30, 2026, were subject to a 1.00% prepayment premium. Otherwise, the borrower may voluntarily prepay outstanding loans without premium or penalty, other than customary “breakage” costs. Voluntary prepayments reduce the remaining scheduled principal repayment obligations under the term loan.

The 2025 First Lien Credit Agreement contains customary affirmative covenants, negative covenants and events of default (including upon a change of control). The 2025 First Lien Credit Agreement also includes a “springing” first lien net leverage ratio test, applicable only to the 2025 Amended Revolver, that requires such ratio to be no greater than 7.75:1.00 on the last day of any fiscal quarter if more than 40.0% of the 2025 Amended Revolver is utilized on such date. See Note 6, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

Cash Flow Analysis

Comparison of Cash Flows for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

The following table is a summary of our cash flow activity for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$129,185	$113,862
Net cash used in investing activities	(37,296)	(21,716)
Net cash (used in) provided by financing activities	(45,027)	1,155

Cash Flows from Operating Activities

Net cash provided by operating activities was $129.2 million for the nine months ended September 30, 2025, compared to $113.9 million for the nine months ended September 30, 2024. Net cash provided by operating activities for the nine months ended September 30, 2025 increased by $15.3 million compared to the nine months ended September 30, 2024. Cash flows from operating activities were positively impacted by revenue growth from existing customers, new customer go-lives, and contributions from the Sterling Acquisition. These benefits were partially offset by interest payments on the Company’s term loan and revolving credit facility totaling approximately $123.8 million, the timing of professional service and legal fee payments related to the acquisition and integration of Sterling, and continued moderate hiring activity by customers in response to current macroeconomic conditions.

Cash Flows from Investing Activities

Net cash used in investing activities was $37.3 million for the nine months ended September 30, 2025, compared to $21.7 million for the nine months ended September 30, 2024. Net cash used in investing activities for the nine months ended September 30, 2025 increased by $15.6 million compared to the nine months ended September 30, 2024. The increase in cash flows used in investing activities was primarily due to increased spend on software development related to the Company’s screening platforms.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(45.0) million for the nine months ended September 30, 2025, compared to $1.2 million for the nine months ended September 30, 2024. Net cash used in financing activities for the nine months ended September 30, 2025 was primarily driven by a $45.5 million increase in principal repayments on the Company’s term loan. Net cash provided by financing activities for the nine months ended September 30, 2024 was primarily driven by cash net inflows related to share-based compensation activity. These inflows were offset by cash outflows related to payments on the deferred purchase of a software platform.

Contractual Obligations and Commitments

During the three and nine months ended September 30, 2025, there have been no significant changes to our contractual obligations and commitments compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report.

Recently Issued Accounting Standards

See Note 2 to the condensed consolidated financial statements for disclosure of the impact that recent accounting pronouncements may have on the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2025, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2025, no material change had occurred in our market risks, compared with the disclosure in our 2024 Annual Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K), except as described in the table below.

Trading Arrangement
Director/Officer Name	Title	Date of Adoption/Termination	Rule 10b5-1(1)	Non-Rule 10b5-1	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(2)	Aggregate Number of Securities to Be Purchased or Sold
Bret T. Jardine	Chief Legal Officer & Corporate Secretary	Adopted August 8, 2025	X		August 7, 2026	Sale of up to 29,956 shares of common stock in multiple transactions
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
10.1 †

Letter Agreement, dated August 6, 2025, between First Advantage Corporation and Steven Marks (incorporated herein by reference to Exhibit 10.1 of First Advantage Corporation’s Form 10-Q filed on August 7, 2025).

10.2 †

First Amendment to Employment Agreement, dated August 6, 2025, between First Advantage Limited, First Advantage Corporation and Douglas Nairne (incorporated herein by reference to Exhibit 10.2 of First Advantage Corporation’s Form 10-Q filed on August 7, 2025).

10.3 †

First Advantage Corporation Non-Employee Director Compensation Policy, as amended on August 6, 2025 (incorporated herein by reference to Exhibit 10.3 of First Advantage Corporation’s Form 10-Q filed on August 7, 2025).

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

FIRST ADVANTAGE CORPORATION

Date: November 6, 2025	By:	/s/ Scott Staples
Scott Staples
Chief Executive Officer (principal executive officer)

Date: November 6, 2025	By:	/s/ Steven Marks
Steven Marks
Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)