Form 10-K
period 2025-12-31
FIRST ADVANTAGE CORP
filed 2026-02-26
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Registrant’s telephone number, including area code: (678) 868-4151

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,331,899,011 based on the last reported sales price of the common stock as reported on Nasdaq. The number of shares of Common Stock outstanding as of February 20, 2026 was 174,319,117.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated herein by reference in Part III.

Glossary of Selected Terminology

The following terms are used in this Annual Report, unless otherwise noted or indicated by the context:

•
“Americas” in regards to our business, means the United States, Canada, and Latin America;
•
“Enterprise customer” means a customer who contribute $500,000 or more to our revenues in a calendar year;
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
•
“Sterling” refers to Sterling Check Corp., which became an indirect, wholly owned subsidiary of First Advantage on October 31, 2024, and now operates as a separate reportable segment;
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

These forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on them. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other strategic transactions we may make.

For additional information on these and other factors that could cause First Advantage’s actual results to differ materially from expected results, please see “Risk Factors” in Part I, Item 1A. in this Annual Report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. The forward-looking statements included in this Annual Report speak only as of the date of this Annual Report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.

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
•
Failure to realize the expected benefits of our acquisition of Sterling Check Corp. (“Sterling”) could adversely affect our business and the value of our common stock.
•
We may not be able to identify attractive acquisition targets and strategic partnerships or successfully complete such transactions.
•
Failure to comply with anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations could have an adverse effect on our business.
•
Disruptions at our Operation Centers of Excellence and other operational sites could adversely impact our business.
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

Trademarks, Service Marks, and Trade names

We own a number of registered and common law trademarks and pending applications for trademark registrations in the United States and other countries, including, for example: First Advantage, Profile Advantage, Enterprise Advantage, Insight Advantage, Verified!, RightID, RoadReady, Sterling, Corporate Screening, among others. Unless otherwise indicated, all trademarks, trade names, and service marks appearing in this Annual Report are proprietary to us, our affiliates, and/or licensors. This Annual Report also contains trademarks, trade names, and service marks of other companies, which are the property of their respective owners. Solely for convenience, the trademarks, trade names, and service marks referred to in this Annual Report may appear without the ® and TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, trade names, and service marks. We do not intend our use or display of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I

Item 1. Business.

Our Company

First Advantage Corporation (“First Advantage” or the “Company”) is a global software and data company. We provide comprehensive, end-to-end identity solutions, criminal background screening, credential verifications, drug and health screening, and continuous risk monitoring. Combining AI-powered proprietary technology platforms with proprietary data, primary source data, and third-party data, we help organizations hire with confidence and manage risk across the entire employee lifecycle.

We transform screening data into actionable intelligence—with benchmarking, insights, and continuous monitoring that help organizations make smarter workforce decisions.

With over 80,000 customers worldwide—including approximately two-thirds of the Fortune 100—we deliver fast, comprehensive, and reliable identity verification, screening, and monitoring solutions for employers, their candidates, and their employees. We conduct more than 200 million screens annually across over 200 countries and territories, supported by decades of experience and proprietary databases containing over 1 billion records.

Identity, trust, and the way people work are shifting faster than ever. Organizations face unprecedented challenges: generative artificial intelligence (“AI”) and deepfake enabled identity-fraud, increasing regulatory complexity, borderless, distributed workforces, gig-based employment models, high churn and rapid role-switching, hybrid hiring, and social media risks. In this environment, identity can no longer be verified once; it must be actively understood, verified at multiple points in the employee lifecycle, and intelligently managed. First Advantage is well positioned to be a leader in this transformation, advancing the industry from fragmented, point-in-time checks to continuous, identity and background intelligence across the full employee lifecycle.

Our expertise and resources position us to grow market share by focusing on strategic industries and companies, increasing our share with existing customers, upselling and cross-selling products and solutions, and winning new customers. We engage multiple stakeholders within customer organizations, including Executive Management, Human Resources, Talent Acquisition, Compliance, Risk, Legal, Safety, and Vendor Management, who rely on our products and solutions.

Our verticalized go-to-market strategy delivers highly relevant products and solutions for targeted industry sectors, enabling us to build a diversified customer portfolio and effectively serve many of the largest, most sophisticated, and fastest-growing companies in the world. We have built a powerful, efficient customer-centric sales model, fueled by frequent customer engagement and deep subject-matter expertise in industry-specific compliance and regulatory requirements, which enables us to create meaningful, scalable products and solutions and drive consistent new business, upsell and cross-sell opportunities.

The combination of our deep market expertise from our sales and support teams with the flexibility of our proprietary technology platforms enables us to deliver industry-relevant, highly specialized solutions to our customers in a scalable manner, driving growth and differentiating us from our competitors. This has allowed us to develop a highly trusted brand and long-standing relationships with our customers, as evidenced by our high customer satisfaction scores, average over 13-year tenure of our top 100 customers, and gross retention rate of approximately 96% as of December 31, 2025.

Our technology is highly configurable, scalable, and extensible, integrating with more than 100 third-party Human Capital Management (“HCM”) software platforms and Applicant Tracking Systems (“ATS”) to provide visibility and input into our customers' human resources processes. Our AI-powered platforms deliver automated process outputs including anomaly detection, analytical insights, and continuous monitoring reports, transforming screening data into actionable insights and benchmarking capabilities. We leverage our proprietary internal databases, which include over 1 billion US criminal, education, and work history records as of December 31, 2025, and an extensive, highly curated network of thousands of automated, integrated primary source and third-party data providers. With approximately 90% of U.S. criminal screens completed in one day, we deliver fast turnaround times without sacrificing quality and compliance.

We remain focused on leveraging our deep industry expertise with advanced technologies to deliver comprehensive identity solutions, while driving exceptional customer value through continuous product innovation. Our roadmap is defined by perpetual evolution: introducing frequent updates and new features that anticipate and respond to customer needs and industry trends. Recent advancements include digital biometric identity verification with liveness detection, synthetic identity and deepfake detection, continuous criminal monitoring, mobile-first AI-enabled candidate experiences, AI-powered credential verifications (SmartHub), continuous driver monitoring (RoadReady), and instant oral drug testing. We combine cutting-edge technology with deep human insight to help organizations navigate an increasingly complex landscape. We are defining the future of identity at work and delivering the data, technology, and innovation that enable organizations to hire with confidence and manage risk at scale.

Our Market Opportunity

The importance of human capital and the associated risks to brand, reputation, safety, and compliance are ever-increasing in today’s interconnected, fast-paced environment. Along with broader sustainability considerations, these issues have become priorities at the highest executive and oversight levels of our customers worldwide. Key stakeholders, including executive leadership, boards of directors, external auditors, business owners, property managers, educators, volunteer organizations, and franchisors, all face a heightened level of public scrutiny and accountability. Significant technological and societal trends, including fraud and cyber-attacks, sexual harassment, workplace violence, regulatory compliance, and the pervasive influence of social media, are amplifying reputational risk and driving demand for employment background screening, digital identity solutions, and verification services. Our products and solutions are critical tools that companies rely on to support human capital management programs and maintain compliance with evolving regulatory requirements.

We believe several key trends are creating significant growth opportunities and increasing demand for our products and solutions:

•
Rise in Identity Fraud: Employers are facing a rapid increase in identity-related fraud, including synthetic identities, altered credentials, and impersonation attempts throughout the hiring and onboarding process. The growth of remote hiring, easy access to forged digital documents, and increasingly sophisticated fraud schemes elevate the risk to employers. These dynamics are driving organizations to adopt more advanced identity verification, biometric authentication, and fraud‑detection technologies. Providers like First Advantage, with scaled identity solutions and integrated verification workflows, are well positioned to help companies mitigate fraud risk, enhance trust in workforce decisions, and safeguard compliance across global hiring environments.
•
Heightened Regulatory and Compliance Scrutiny: Businesses today operate under heightened scrutiny and must comply with an expanding and increasingly complex set of global, regional, and industry-specific regulations that vary by geography and use case. Examples include the Fair Credit Reporting Act (“FCRA”), the EU and UK General Data Protection Regulation (“GDPR”), the Foreign Corrupt Practices Act (“FCPA”), the United Kingdom Bribery Act, as well as a growing number of US state privacy laws. These evolving requirements governing the collection, delivery, and use of background checks are driving companies to implement more comprehensive screening processes and seek partners with the scale, technology, and compliance expertise to meet their needs. Our products and solutions embed compliance into workflows, support global privacy standards, and strengthen corporate governance by enhancing risk management practices.
•
Executive-Level Focus on Safety, Compliance and Reputation: Screening, verifications, and compliance have evolved into mission-critical priorities for boards and executive leadership teams as companies seek to mitigate brand, legal, and operational risks associated with workforce decisions. High-profile incidents involving workplace misconduct, fraud, regulatory breaches have resulted in significant reputational harm, litigation, and negative media exposure. These events reinforce the essential role of our solutions in helping companies safeguard their brand, protect stakeholders, and maintain compliance. Increasingly, companies are investing in comprehensive screening, monitoring, and verification programs that address safety and social responsibility concerns while reinforcing trust and accountability across their operations.
•
Elevated workforce mobility and voluntary employee churn: Generational and structural shifts have led to voluntary turnover, particularly among younger workers seeking better compensation, career advancement, and cultural alignment. Millennials and Gen-Z now represent a large share of the workforce and tend to exhibit greater job-switching behavior. The continued adoption of remote and hybrid work models reduces geographic constraints, expanding talent pools for employers and lowering switching costs for employees. These dynamics increase the need for fast, global, and efficient screening and identity verification services that providers of scale, like First Advantage, are well positioned to deliver.
•
Growth of Contingent and Flexible Workforces: Organizations are increasingly leveraging contingent labor—including freelancers, contractors, and gig workers—to address talent shortages and enhance workforce flexibility. As these individuals often access sensitive data or interact directly with customers, employers face heightened responsibility to rigorously screen, verify, and monitor contingent personnel. Demand for comprehensive solutions continues to rise as companies seek to maintain compliance, mitigate operational and reputational risk, and manage workforce complexity across diverse labor categories. Our integrated capabilities position us to help customers effectively manage and safeguard their contingent and flexible workforces, with solutions designed to meet evolving needs while maintaining compliance and mitigating risk across diverse workforce models.
•
Development of International Markets: Background screening penetration remains low in many international geographies, with a significant portion of screens conducted by local providers. At the same time, global workforce trends, including increased cross-border hiring, remote work models, and heightened regulatory requirements, are driving multinational organizations to standardize and elevate human resources policies and compliance practices worldwide. Demand for technology-enabled, high-quality, and fully compliant screening solutions is accelerating as companies seek providers with the scale, expertise, and global reach to deliver consistent results across jurisdictions. These dynamics position First Advantage to capture significant growth opportunities in international markets.

•
Advances in Analytics to Increase Value of Data: The rapid growth of accessible, high-quality datasets, combined with advancements in AI and machine learning, is transforming the background screening industry. Companies increasingly seek integrated solutions that deliver insights and actionable analytics to improve hiring decisions and compliance outcomes. Many customers lack the internal resources to develop analytical and visualization tools, increasing the need for providers like First Advantage that offer cutting-edge integrated data analytics capabilities embedded with scalable technology.
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
•
Growth in Post-Onboarding Solutions: Companies are expanding their screening programs beyond the traditional “one-and-done” pre-onboarding measures. Our investments in post-onboarding products and solutions, position us to capture share in this growing market, allowing organizations to mitigate ongoing risk effectively.

Our Growth Strategy

We intend to continue to grow our business profitably by pursuing the following strategies:

•
Continue to Win New Customers: We are focused on acquiring new customers across diverse industry verticals, particularly those with strong long-term growth prospects, such as e-commerce, essential retail, healthcare, transportation, and home delivery. In addition, we are expanding our reach into financial services and regulated industries that require deeper, more frequent checks, and advanced compliance standards. Our emphasis on Enterprise customers, those with complex global operations and durable growth profiles, continues to drive the highest demand for our solutions. We believe our integrated technology platforms, high-performing Sales and Customer Success teams, operational excellence, and industry-leading reputation, position us to successfully expand our customer base and market share.
•
Growth within Our Existing Customer Base through Upselling and Cross-selling: Our customers often begin their relationship with us by implementing a few core products and subsequently expand their usage of our solutions platform over time to build a more comprehensive approach to screening and risk management. We drive growth through upselling as customers extend our products and solutions to new divisions and geographies, increase screening depth, and adopt complementary pre- and post-onboarding offerings, such as continuous monitoring, social media screening, and advanced identity verification solutions. We also cross-sell risk mitigation and compliance solutions, such as hiring tax credits and fleet solutions. Our verticalized Customer Success teams work closely with our customers to develop robust compliance and risk management programs. We believe that the revenue opportunity within our existing customer base remains significant, supported by strong upsell and cross-sell momentum. We will continue to prioritize sales and marketing efforts aimed at increasing product penetration and expanding solution adoption across our existing customer base.
•
Continue to Innovate Our Product Offerings: We continue expanding our data-driven solutions and adjacent product capabilities, including investments in criminal and verification data products and identity solutions. Building on these capabilities, we are enhancing our identity product suite to provide verification at every stage of the employee lifecycle— from applicant screening to ongoing workforce monitoring. We are developing automation enabled solutions that extend our capabilities in biometric verification, fraud mitigation, and advanced data analytics, and we will continue to invest significantly in technology to sustain and advance our product leadership.
•
Grow Internationally: We are well-positioned to expand our global presence as multinational corporations increasingly seek to standardize and strengthen human resources policies and screening practices globally, while navigating a growing set of local requirements. Most enterprise customers do not currently utilize a single global provider and are actively evaluating opportunities to consolidate screening programs for consistency and efficiency. Our strategy focuses on capturing these opportunities by investing in localized compliance capabilities, multilingual platforms, and regional data partnerships to meet varying regulatory standards. These initiatives, combined with our scalable technology and global expertise, position us to accelerate adoption in international markets and deliver comprehensive risk management solutions worldwide.
•
Leverage Proprietary Data: With extensive industry experience, we have developed deep expertise in sourcing data from trusted providers, maintaining extensive historical datasets, and transforming information into actionable insights. We plan to continue investing in the development, enhancement, and acquisition of proprietary data assets to strengthen our core business and create new opportunities. These initiatives enable us to improve the speed and accuracy of our services, drive cost efficiencies, and create differentiated products that deliver greater value to our customers.

Our Product Suite

First Advantage’s comprehensive product suite enables our customers across industries to perform pre-onboarding screening and post-onboarding monitoring of employees, contractors, contingent workers, and drivers. We generally classify our products and solutions into three categories: pre-onboarding, post-onboarding, and adjacent products, each of which is enabled by our technology, proprietary internal databases, and data analytics capabilities.

Pre-Onboarding

We offer an extensive array of products and solutions that strengthen the applicant evaluation process, support compliance from initial data submission through onboarding, and promote workplace safety. Our technology is flexibly tailored to each customer’s requirements, which could include a wide array of search categories such as Social Security number verification, education and employment verification, federal criminal checks, statewide criminal checks, country criminal checks, sex offender registry checks, and global sanctions checks. Our pre-onboarding products include:

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
•
Education / Work History Verification: Verifies work history and education of applicants, leveraging our proprietary Verified! Database and SmartHub technology enabled by AI, internal fulfillment, and relationships with other data providers.
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
•
FBI Channeling: As an approved Federal Bureau of Investigation (“FBI”) channeler, handles submissions of fingerprints to the FBI National Criminal Records database and returns Criminal Record Information from the FBI to authorized recipients, including through a secure connection to the Financial Industry Regulatory Authority (“FINRA”) and the Nationwide Multi-state Licensing System (“NMLS”).
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

Post-Onboarding

Companies face a heightened responsibility to ensure safety and comply with laws, regulations, and licensing requirements after the initial screening and onboarding of an applicant. To assist with those needs, we provide our customers with continuous monitoring and re-screening solutions that are important tools to help keep their end customers, workforces, and other stakeholders safe, productive, and compliant. Continuous monitoring solutions allow customers to be proactively alerted as soon as relevant information, which may require immediate attention and action, becomes available. Our post-onboarding solutions include:

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

Our suite of products is available individually or through packaged solutions configured and tailored according to our customers’ needs. For example, through our RoadReady solution, we provide comprehensive driver and fleet solutions to assist with compliance and asset management. Our driver compliance products include pre-onboarding background checks, MVR checks, drug tests, driver file maintenance, and post-onboarding monitoring. Our asset management products related to vehicle compliance include title, registration, fuel and gas tax, permits, and transponder management, as well as ongoing data analytics.

Our Differentiated Technology

Background screening involves complex workflows, disparate internal and external data sources, and numerous integrations with third-party software providers. We believe our differentiated technology provides a strong competitive advantage by delivering a seamless, unified experience for applicants and customers across our platforms. Our front-end technology, including our powerful UI/UX design, creates a superior applicant and customer experience, leveraging AI and machine learning to optimize workflows and minimize applicant data capture errors and missing information. Our back-end technology and processing engines seamlessly integrate interactions with customer HCM platforms and other software, government, and third-party data sources, as well as internal Operations and Customer Care teams. We have been, and will continue to be, pioneers in using automation and intelligent routing technologies to optimize turnaround times, quality, and touchless end-to-end screening. Our compliance functionality governs all aspects of our technology and is designed to meet ever-changing global regulatory and compliance requirements.

Our customers and their applicants access our technology through intuitive, easy-to-use user interfaces – Profile Advantage, Enterprise Advantage, Insight Advantage, Candidate Hub, Client Hub, and Analytics Hub.

•
Profile Advantage and Candidate Hub: Our applicant facing mobile‑first, intuitive platforms that deliver a streamlined, frictionless applicant experience across the entire screening process, creating strong first impressions that drive higher job acceptance, satisfaction, and productivity. Accessible across desktop, tablet, and smartphone devices, in multiple languages and fully compliant with WCAG 2.1 standards, they enable applicants to easily submit information, upload secure documents, and complete e‑signatures while tracking progress through integrated status updates, text notifications, and chatbot assistance. Their intelligent design customizes requested information based on the services ordered to eliminate unnecessary steps, while embedded AI and machine learning optimize workflows, reduce data entry errors, and prompt for missing information in real time, generating significant time savings for both applicants and customers. Recent enhancements such as biometric identity verification and InstantID with liveness detection strengthen fraud prevention and regulatory compliance, and automated workflows support jurisdiction‑specific requirements and adverse action processes. Together, the platforms provide a modern, branded, and efficient experience that enhances engagement, accelerates time‑to‑hire, and reinforces employer identity during one of the earliest and most critical applicant touchpoints.

•
Enterprise Advantage and Screening Direct: Our core, proprietary global ordering and processing technologies—Enterprise Advantage and Screening Direct—centralize applicant orders and related data into a single, streamlined workflow that allows customers to place orders, manage tasks, monitor statuses, and review consumer reports with ease. Intuitive displays and collapsible search details support fast, clear interpretation of results, while the platforms’ flexible, scalable designs deliver 99.9% uptime and support configurable permissions, role‑based access, invitation and task workflows, package management, and adjudication rules. Both solutions integrate seamlessly with customers’ business processes, third‑party HCM and ATS systems, and external data sources, enabling users to create customized screening packages, manage screening criteria, and administer adverse action letters. Single sign‑on functionality strengthens security, and the modular architecture allows new services and updates to be added seamlessly to maintain compliance with evolving regulatory standards. Together, Enterprise Advantage and Screening Direct provide a unified, secure, and highly scalable environment for managing complex global screening programs with efficiency and precision.
•
Insight Advantage and Analytics Hub: Our innovative, dynamic data visualization tools provide customers with advanced analytics, interactive dashboards, and near real‑time reporting to understand the drivers of their screening programs and make informed, data‑driven decisions. Insight Advantage and Analytics Hub deliver configurable analytics platforms that offer comprehensive, near real‑time views of program performance through suites of intuitive, interactive dashboards. By leveraging each customer’s unique applicant and screening data, the platforms generate actionable insights that help manage, streamline, and optimize screening workflows. With one‑click access to program metrics, drill‑down capabilities, and visibility into underlying data, customers can monitor key trends, enhance operational efficiency, and uncover program drivers with clarity. Both solutions also offer flexible customization, enabling users to tailor dashboards, conduct scenario analyses, and benchmark against peer‑group metrics to identify leading practices and achieve better outcomes. Together, Insight Advantage and Analytics Hub empower customers to continuously refine and maximize the performance of their screening programs with accuracy, transparency, and precision.

We have designed our technology architecture for extensibility. We receive data directly from the applicant through Profile Advantage and from our customers through their third-party HCM and ATS software platforms. This data is supplemented by our proprietary internal databases and external data sources as we perform screenings and verifications. Our proprietary internal databases of over 1 billion records include our National Criminal Records File, which includes well over 900 million criminal records, and Verified!, our repository of approximately 135 million records, primarily consisting of prior employment and education verification records. These proprietary internal databases allow us to complete our processes quickly and cost-effectively, which accelerates the onboarding process for our customers and improves the applicant experience. We also obtain data directly from federal, state, and local government entities, laboratories and collection sites, credit bureaus, and education and work history verification providers, as well as from third-party, independent compilers of public records. Our API integrations, either through our Standard API or our REST API, allow for real-time, bidirectional, and secure data flows between us and our customers’ software platforms and external data sources, creating a seamless and integrated screening process.

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

Our Customers

We serve a diversified customer base with over 80,000 customers globally in 2025. Our customer base varies in size and industry, encompassing healthcare, transportation and logistics, retail and e-commerce, financial services, manufacturing and industrials, general staffing, technology, media and entertainment, hospitality, business and professional services, and gig economy. We have executed a concerted go-to-market strategy to target customers with large, complex workforces and have built a leading customer portfolio in this area as a result. Our customers operate in different industries across almost all facets of the global economy, with particular strength in sectors experiencing favorable secular trends such as e-commerce, retail, transportation, warehousing, and healthcare.

We have maintained a gross retention rate of approximately 96% in 2025 and achieved an average tenure of over 13 years among our top 100 customers. Our customer relationships are contractual in nature and typically have multiple-year terms. Certain contracts include exclusivity or primary provider terms and exclude termination for convenience clauses.

For the year ended December 31, 2025, no customer accounted for 10% or more of our total revenues for that period. As of December 31, 2025, we performed screens across over 200 countries and territories, with a major presence in the United States, the United Kingdom, and India. Approximately 86% of our revenues for the year ended December 31, 2025 was generated in the U.S., while the remaining 14% was generated abroad.

Sales and Marketing

We believe our integrated sales and marketing approach gives us a competitive advantage and enhances our ability to capture additional market share. Our unified go-to-market team is organized by industry verticals and global regions, allowing us to effectively target new accounts and identify additional opportunities within existing accounts. This structure helps to ensure our sales professionals are deeply knowledgeable about industry-specific screening requirements, and can deliver value-added, tailored solutions to both existing and prospective customers.

Our sales representatives are trained to adopt a consultative approach throughout the entire sales process, which includes discovery, demonstration, negotiation, and closing. By understanding the unique challenges faced by customers in diverse industries, they design pursuit strategies and propose solutions that meet our customers’ specific needs. This customer-centric focus drives satisfaction, loyalty, and long-term retention.

The integration of our Customer Success professionals into the go-to-market team further strengthens our ability to deliver exceptional service. Organized by verticals and regions, these teams foster deep relationships with customers and build local expertise in compliance and screening standards. They maintain ongoing interactions with key customer users and program owners, conducting regular formal account reviews to help ensure high performance, satisfaction, and retention. Additionally, they organize customer advisory boards and events to gather product insights, drive innovation, and share best practices, which contributes to our industry-leading customer satisfaction scores and high retention rates.

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

Competition

The global background screening and identity verification industry is highly fragmented and competitive, even as consolidation among larger firms increases. There are numerous local and single-country providers, but a limited number of multinational firms operating with the scale and reach necessary to serve diverse customer needs effectively. Our competitors vary based on customer size, industry vertical, geography, and product focus.

We compete with large players that offer broad capabilities and comprehensive product suites, as well as vertical-focused specialist firms targeting customers in select industries. Additionally, we face competition from mid-sized players and companies that serve small and medium-sized business (“SMB”) customers. Some competitors are focused on specific pre‑ and post‑onboarding product categories, including drug and health screening and executive screening services. In addition, we face competition from providers offering adjacent solutions such as fleet and vehicle compliance, hiring tax credits and incentives, employment eligibility verification, and investigative research.

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
•
Analytics and Insights: The ability to deliver actionable data for risk management is critical to our customers’ decision making processes.

We believe we compete favorably based on these factors. However, our ability to remain competitive will depend on our continued performance in these areas. For additional information, see “Risk Factors—Risks Related to Our Business—We operate in a penetrated and competitive market.”

Government Regulations

Due to the nature of our business, we are subject to significant and extensive U.S. federal, state, local, and foreign laws and regulations. These laws and regulations include national, international, state, and local cybersecurity, privacy and data protection, health, taxation, anti-corruption and anti-money laundering, antitrust, enterprise credit reporting agencies and environmental, health and safety protection. Compliance with these laws and regulations is critical to our business, and we take commercially reasonable steps to meet legal and regulatory requirements and monitor changes globally.

Regulators worldwide continue to adopt or propose national, international, state, and local laws that regulate consumer protection, cybersecurity, privacy, data protection, and/or business credit reporting. These laws impact, among other things, the collection, use, disclosure, sale, transfer, receipt, storage, transmission, destruction, and other processing of personal data (collectively, “Processing”). The principal laws and regulations affecting our business include, but are not limited to:

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
•
Oversight by regulatory authorities for engaging in consumer reporting, including the FTC and CFPB in the United States;

•
SEC Cybersecurity Disclosure Rules, requiring public companies to disclose material cybersecurity incidents and governance practices; and
•
Emerging AI Governance Frameworks, addressing ethical use, transparency, and bias mitigation in AI-driven decision-making.

These laws and regulations, which are generally designed to protect individuals’ privacy and prevent the misuse of personal data or unauthorized access to data, are complex, subject to ongoing changes in regulations and amendments, and inconsistent between jurisdictions. We proactively manage compliance with laws and regulations through the use of a number of resources, including our in-house legal and compliance department, external law firms, trade associations, and local suppliers and partners to understand the legal and regulatory requirements and practices that may impact the delivery of our products and solutions as well as our customers’ use of the same in light of employment, privacy and other laws and regulations. Our Chief Legal Officer leads our legal and compliance functions. The compliance team consists of regional compliance officers operating globally, with local compliance officers reporting through that hierarchy. Through the legal and compliance functions, we train our team members with respect to compliance with laws and regulations as well as our policies and procedures, monitor changes to relevant material laws and regulations, and meet with regulators and legislators, as necessary and appropriate, to establish transparency of our operations and build trust.

Public concern over the processing of personal data, including Social Security numbers, financial information, and health data, remains high. Additional legislative or regulatory efforts in the United States and internationally could further regulate how we process personal data in the conduct of our business. For additional information, see the section titled “Risk Factors—Risks Related to Our Business—If regulatory regimes continue to heighten their scrutiny over personal data and data security, it could lead to increased restrictions, loss of revenue opportunity, greater costs of compliance, and lost efficiency” and “— Any damage to our reputation or our brand could adversely affect our business, financial condition, and results of operations.”

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

Seasonality

We experience seasonality with respect to certain industries due to fluctuations in hiring volumes and other economic activity. For example, pre-onboarding revenues generated from our customers in the retail and transportation industries are historically highest during the months of October and November, leading up to the U.S. holiday season and lowest in December and at the beginning of the new year, following the U.S. holiday hiring season. Certain customers across various industries also historically increase their hiring throughout the second quarter of the year as winter concludes, and the school year ends, giving rise to student and graduate hiring, and increased commercial activity tied to outdoor activities. We expect that changes in consumer behavior, labor market conditions, technological innovation, and broader macroeconomic factors may impact future seasonality, but we are unable to predict these potential shifts and their impact to our business.

Human Capital

Attracting, developing, and retaining the best talent globally with the right skills is fundamental to our long-term success. As our business and strategy evolve, we continue to advance the capabilities of our workforce. Key elements of our human capital management strategy are outlined below, with additional information provided in our most recent Sustainability Impact Report available on our website (which is not incorporated by reference herein).

As of December 31, 2025, we had over 9,500 employees across 19 countries. We also engage third-party contractors where appropriate to support operational flexibility. None of our employees are subject to collective bargaining agreements, and no work stoppages have been experienced. We consider our relationship with our employees to be good.

Global Code of Conduct and Ethics

The quality of our products and operations affects our reputation, productivity, profitability, and market position. Our objective is to create a work environment that allows and encourages all employees to perform their duties in an efficient, effective manner. We have established a Global Code of Conduct and Ethics (“Code”). Compliance with the provisions of the Code is a condition of employment at First Advantage and reinforced through regular training.

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

Talent, Culture, and Inclusion

Our people are central to our ability to execute our strategy and deliver value to customers and shareholders. Our talent approach centers on maintaining workforce capability, operational readiness, and leadership continuity. We invest in structured onboarding, role-based training, leadership development, and continuous learning initiatives that support employee effectiveness and adaptability at every level of the organization.

We are dedicated to fostering a workplace that values each individual and promotes equal opportunities for all employees. We continue to invest in our active Talent, Culture, and Inclusion programs through Employee Impact Groups, which offer employees opportunities to collaborate and expand their impact across multiple lines of business, supporting their professional growth. Additional initiatives include talent attraction strategies, mentoring and engagement opportunities, as well as a variety of development programs designed to identify and retain top talent.

We maintain open communication and transparency across the organization and utilize employee feedback mechanisms, including engagement surveys and listening sessions to inform enhancements to both the employee experience and organizational effectiveness. Our approach emphasizes fair talent practices, leadership awareness, and programs that support engagement and collaboration across the global workforce.

Inclusion efforts are integrated into our broader talent and leadership strategies, and we continue to prioritize alignment of our People and Culture processes with our organizational mission and values. These approaches align with our sustainability objectives, as engaged employees are crucial for driving innovation and fostering a collaborative culture.

Additional Information

First Advantage Corporation, a Delaware corporation, was incorporated in November 2019. We completed our initial public offering (“IPO”) of our common stock in June 2021.

We use our websites (https://fadv.com/ and https://investors.fadv.com/) to distribute company information. We make available free of charge a variety of information for investors, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. The information we post on our websites may be deemed material. Accordingly, investors should monitor our websites, in addition to following our press releases, filings with the SEC, and public conference calls and webcasts. In addition, you may opt in to automatically receive email alerts and other information about First Advantage when you enroll your email address by visiting the “Request Email Alerts” section of our investor website at https://investors.fadv.com/. The contents of our websites and social media channels are not, however, a part of this Annual Report.

Item 1A. Risk Factors.

You should carefully consider the following risk factors and all of the information contained in this Annual Report. If any of the following risks occur, our business, financial condition, and results of operations could be materially and adversely affected. The following risk factors have been organized by category for ease of use; however, many of the risks may have impacts in more than one category.

Risks Related to Our Business

Macroeconomic factors beyond our control, including the state of the economy, could impact demand and the fulfillment costs for our products and solutions.

Macroeconomic developments such as the global or regional economic effects resulting from inflation and related economic curtailment initiatives, interest rate volatility, foreign exchange rate fluctuations, geopolitical unrest, conflicts in Europe and the Middle East, global trade disputes, or the occurrence of similar events in other countries that lead to uncertainty or instability in economic, political, or market conditions could negatively affect our business, operating results, financial condition, and outlook.

International, regional, or domestic political unrest, terrorism, and other hostilities, as well as public health crises, and climate-related natural disasters, continue to create a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability.

Global credit and capital markets have experienced continued volatility and disruption due to the above factors. A substantial majority of our revenues are derived from pre-onboarding screening products, which is heavily influenced by hiring volumes. The businesses of some of our largest customers and their decision to hire depend in part on favorable macroeconomic conditions, including consumer spending, the general availability of credit, the level and volatility of interest rates, and inflation levels. To the extent these macroeconomic factors are at suboptimal levels, our existing and potential customers could delay or defer onboarding new or replacement workers, reduce the size of their workforce, or seek to decrease spending on their screening programs. As a result, our products could face reduced demand and our business, results of operations, and financial condition could slow or decline.

We operate in a highly regulated industry and are subject to numerous and evolving laws and regulations.

As a provider of technology-enabled screening and verifications solutions, we are subject to extensive and evolving international, federal, state, and local laws and regulations, including, without limitation, those governing consumer protection, privacy, and data protection. See “Business—Government Regulations” and “Continued scrutiny of collection, use, and processing of personal data and data security could lead to increased restrictions, loss of revenue opportunity, greater costs of compliance, and lost efficiency.” We expect that these laws and regulations will continue to evolve, change, and expand and, in most instances, become more stringent and complex with time.

Compliance with these laws and regulations requires significant expense and resources, which could increase significantly as these laws and regulations evolve. Further, regulations are often the product of administrative interpretation and judicial construction, which could result in inconsistent implementation across jurisdictions. We must reconcile the many potential differences between the laws and regulations among the various domestic and international jurisdictions that may be involved in the provision of our solutions. Failure to identify, comply, and reconcile the many laws and regulations we are subject to could result in the imposition of penalties and fines, restrictions on our operations, breach of contract or indemnification claims against us, loss of revenues, reputational harm, and could otherwise adversely affect our business, results of operations, and financial condition. Further, we acquired a company in 2013 that was subject to multiple FTC consent decrees that had been imposed on it in the years prior to our acquisition and to which we now remain subject. The consent decrees require us to comply with the FCRA and to maintain a comprehensive information security program to be audited biennially. Under these circumstances, failure to comply with the decrees and/or relevant law or regulations may subject us to increased risk.

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

Our products and solutions are subject to various complex laws and regulations governing cybersecurity, privacy, and data protection on the federal, state, and local levels, and in foreign jurisdictions. The regulatory framework for privacy issues is rapidly evolving and is likely to remain uncertain and inconsistently enforced for the foreseeable future. Many federal, state, and foreign governmental bodies and agencies have adopted or are considering adopting laws and regulations regarding collecting, processing, handling, maintenance, storage, use, disclosure, sale, and transmission of personal and other sensitive information, including mandatory consumer notification should the unauthorized access of consumer information occur, and further expansion of requirements is possible. It is possible that these restrictions could limit our current or future service offerings, reduce our profitability, or otherwise materially and adversely affect our ability to conduct our business or to do so economically. Further, if our practices or products are perceived to violate applicable laws or regulations, we may be subject to increased scrutiny and public criticism, litigation, investigation, fines, and reputational harm, which could disrupt our business and expose us to liability. Given the nature of our business and the volume of data processed in the ordinary course of our operations, it is possible for breaches to occur, whether intentionally from hackers or other third parties, or unintentionally, for example, if we inadvertently send or otherwise make available information to an unauthorized recipient.

In the United States, we are subject to numerous federal and state laws governing the collection, processing, use, transmission, disclosure, and sale of personal data (which may also be referred to as personal information, personally identifiable information, and/or non-public personal information). For example, the California Consumer Privacy Rights Act (“CPRA”), which amended and expanded the CCPA, provides for enhanced consumer protections, a private right of action for certain data breaches, and imposes statutory damages and “reasonable” cybersecurity requirements. Other states also have or are in the process of imposing similar privacy obligations. In addition, laws such as the Biometric Information Privacy Act in Illinois have also restricted the collection and use of biometric information. These and other laws and regulations require us to continuously review our data processing practices and policies, may cause us to incur substantial costs with respect to compliance, and could require us to adapt our products and solutions, which may reduce their utility to our customers.

Outside of the United States, we are subject to foreign rules and regulations. For example, we are subject to enhanced compliance and operational requirements under the General Data Protection Regulation (“GDPR”), which expanded the scope of data protection in the European Union (“EU”) to foreign companies who process the personal data of EU residents, imposed a strict data protection compliance regime with stringent penalties for noncompliance and included new rights for data subjects such as the “portability” of personal data. In particular, under the GDPR, fines of up to 20 million euros, or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. If we were found to be in breach of the GDPR, or the UK’s version of the GDPR, the potential penalties we might face could have a material adverse impact on our business, financial condition, results of operations, and cash flows. Compliance with the GDPR requires time and expense and may require us to make changes to our business operations.

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

We cannot guarantee that we will succeed in appropriately identifying and successfully executing our strategic plans to grow our businesses, and our inability to do so may be the result of external factors beyond our control. Our ability to grow our business will depend, in large part, on our ability to further penetrate existing markets, attract new customers, increase engagement by existing customers, expand internationally, and invest effectively in faster-growing industry verticals. The success of new or enhanced products or solutions depends on several factors, including the timely completion, introduction, and market acceptance of enhanced or new products and solutions, adaptation to new industry standards and technological changes, the ability to maintain and to develop relationships with third parties, and the ability to attract, retain, and effectively train sales and marketing personnel. Our growth could be limited if we fail to innovate or adapt to market trends, emerging technologies, customer expectations, and product innovations adequately. Any new products and solutions we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the market acceptance necessary to generate significant revenues, and any new markets in which we attempt to sell our products and solutions, including new countries or regions, may not be receptive or implementation may be delayed. Our future growth will be adversely affected if we do not identify and invest in faster-growing industry verticals. In addition, any expansion into new markets will require an investment in the continuous monitoring of local laws and regulations, which increases our costs and the risk of the products or service failing to comply with such local laws or regulations. We may also incur costs associated with such plans that are above anticipated amounts.

To manage growth effectively, we will also need to maintain appropriate staffing levels and update our operating, financial and other systems, procedures, and controls accordingly. Our efforts to grow our business and execute our business strategy may place significant demands on and strain our personnel and organizational structure, including our management, staff, and information systems. If we fail to effectively manage our growth, our business, results of operations, and financial condition could be materially adversely affected.

Social, ethical, and legal issues relating to the use of new and evolving technologies, such as artificial intelligence and machine learning, in our offerings may result in reputational harm and liability.

We are increasingly building artificial intelligence and machine learning into many of our offerings and utilize data gathered from various sources in our services to train our machine-learning models. Regulatory and policy focus on AI has intensified globally, with emerging frameworks in the U.S., EU, and U.K. addressing transparency, bias mitigation, and ethical use of algorithms. Compliance with these frameworks may require additional investment in research and development, governance controls, and auditing processes, diverting resources from other initiatives. As with many cutting-edge innovations, artificial intelligence and machine learning present new risks and challenges, and existing laws and regulations may apply to us in new ways, the nature and extent of which are difficult to predict. The continuous development, maintenance and operation of our machine-learning models is expensive and complex, and may involve unforeseen difficulties including material performance problems, and undetected defects or errors with new machine-learning or other artificial intelligence capabilities. Some of those difficulties could arise from undetected or uncorrected inaccuracies or unrepresentative tendencies in the data. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our machine-learning models from operating properly. If our AI-driven solutions fail to function as intended, we may experience incorrect background check results, extended processing times, or service disruptions, leading to customer dissatisfaction and potential liability. Furthermore, competitors or other third parties may adopt and integrate AI into their products and operations more rapidly or effectively than we do, potentially diminishing our competitive position and negatively impacting our operating results.

Additionally, public confidence in AI remains sensitive to ethical concerns. Growing scrutiny over algorithmic fairness, privacy, and transparency could slow adoption of AI-based solutions and require us to implement additional safeguards, disclosures, and compliance measures. Failure to adequately address these ethical, social, and legal issues that may arise with such use cases could negatively affect the adoption of our solutions and subject us to reputational harm, regulatory action, or legal liability, which may harm our financial condition and operating results.

Any damage to our reputation or our brand could adversely affect our business, financial condition, and results of operations.

Developing, protecting, and maintaining our strong reputation among customers, applicants, and third-party partners and vendors is critical to our success. The importance of our brand may increase if competitors offer more products similar to ours or if more competitors enter the market. Our brand may suffer if our service quality declines or if our customer initiatives are not successful. Additionally, the successful protection and maintenance of our brand will depend on our ability to obtain, maintain, protect, and enforce trademarks and other intellectual property protection for our brand. If we fail to successfully promote, protect, and maintain our brand, we may lose our existing customers to our competitors or be unable to attract new customers.

The expansion of our technology platforms through recent acquisitions has increased the visibility and complexity of our brand portfolio. Protecting and maintaining these brands requires effective intellectual property management, including securing and enforcing trademark rights globally. Failure to do so could result in loss of brand identity, market confusion, and diminished competitive positioning.

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

Demand for our products and solutions is subject to our customers’ continual evaluation of their need for our products and solutions and is impacted by several factors, including their hiring volumes, workforce strategies, changing regulatory landscape, and budget priorities. Demand for our offerings is also dependent on the size of our customers’ operations. Our customers could reduce their operations for a variety of reasons, including economic uncertainty, cost-containment measures, workforce automation and adoption of AI-driven hiring tools, divestitures and spin-offs, business model disruption, or poor financial performance. Demand for drug screenings may decline as a result of evolving U.S. drug laws. For example, the legalization of cannabis in several U.S. states has led to a decrease in orders for marijuana screenings. Our revenues may be significantly reduced should our customers decide to downsize their screening programs or take such programs in-house.

We operate in a penetrated and competitive market.

The global market for our screening, verifications, and adjacent products remains fragmented and competitive, even as consolidation among larger firms increases. Our competitors vary based on their targeted customer size, industry vertical, geography, and product focus. We compete with large players with broad capabilities and product suites, vertical-focused specialist firms that target customers operating in select industries, mid-size players, and competitors that serve SMB customers. Some competitors are focused on specific pre‑ and post‑onboarding product categories, including drug and health screening and executive screening services. In addition, we face competition from providers offering adjacent solutions such as fleet and vehicle compliance, hiring tax credits and incentives, employment eligibility verification, and investigative research.

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

In our competitive market environment, we primarily compete on the basis of brand reputation and awareness, accuracy, compliance expertise, turnaround time, user experience, and price. We must continue to innovate and ensure market acceptance of our products and solutions in order to maintain and grow our business and market share. We are continually subject to the risk that our competitors may develop products and technologies that are superior to ours or achieve greater market acceptance than ours. Continuing strong competition could result in increased pricing pressure, increased sales and marketing expenses, loss of customers, and greater investments in research and development, each of which could negatively impact our results of operations. The revenues of our competitors and the resources they have available vary depending on size, specialty, and geographic footprint. Some competitors may be able to allocate resources more efficiently than we can or anticipate and respond to existing and emerging market trends, customer preferences, and technologies due to their size and resources. If we fail to compete successfully, our business, financial position, and results of operations could be materially and adversely affected.

We rely on third-party data and service providers. If they are unable to deliver or perform as expected, our ability to operate effectively may be impaired, and our business may be materially and adversely affected.

We rely extensively on data, information, and services provided by or derived from a variety of external sources, including our suppliers, customers, strategic partners, public filings, credit bureaus, publicly available information, and government authorities. Our suppliers could at any point decline to continue providing data or provide untimely or inaccurate data. These data sources have in the past increased the costs for their services, and we expect they will continue to do so from time to time. It may not be possible for us to recover any or all of the costs of any increases in fees by passing such costs along to our customers. If we try to do so, it could have a negative impact on customer relationships. In addition, the increase in such costs could cause our customers to choose to forgo certain services, thereby reducing demand for our products and solutions. Our suppliers could also request or require us to enter into minimum order contracts with clawback enforcement provisions. Some suppliers, such as certain criminal data suppliers and drug testing laboratories and collection sites we use, are also owned or may in the future be acquired by one or more of our competitors, which could make us especially vulnerable to unforeseen price increases or outright declinations to continue our relationships. Because our agreements with third-party data providers are generally non-exclusive, we are subject to the risk they may choose to enter into an exclusive arrangement with one of our competitors or maintain an exclusive proprietary database that is not shared with us. These risks could be exacerbated if our customers request we engage with a particular provider for their orders. We cannot guarantee that we will be able to identify and engage replacement providers on acceptable terms or obtain data from alternative sources in the event our suppliers are no longer able or are unwilling to provide us with certain data or services. If we were to lose access to external data or if our access or use were restricted or were to become less economical or desirable, our ability to timely complete requested services and products at a level of quality acceptable to our customers could be negatively impacted, which could adversely affect our business, results of operations and financial condition.

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
•
the federal Civil False Claims Act (and similar state and local false claims acts), which provides for substantial civil penalties for violations, including for submission of or causing the submission of a false or fraudulent claim to the U.S. government for payment or approval; and
•
federal, state, and local laws and regulations regarding procurement integrity, including gratuity, bribery and anti-corruption requirements, as well as limitations on political contributions and lobbying.

Further, entities providing services to governments are required to comply with a variety of complex laws, regulations and contractual provisions relating to the formation, administration, or performance of government contracts that give public sector customers substantial rights and remedies, many of which are not typically found in commercial contracts. These may include rights with respect to price protection, the accuracy of information provided to the government, contractor compliance with supplier equal opportunity, socioeconomic and affirmative action policies and reporting requirements and other terms that are particular to government contracts. Federal, state and local governments routinely investigate and audit contractors for compliance with these requirements, and the qui tam provisions of the federal Civil False Claims Act (and similar state and local false claims acts) authorize a private person to file civil actions on behalf of the federal and state governments and retain a share of any recovery, which can include treble damages and civil penalties. If it is determined that we have failed to comply with these requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, costs associated with the triggering of price reduction clauses, fines and suspension or debarment from future government business, and we may suffer reputational damage. Further, the negative publicity that could arise from any such penalties, sanctions or findings could have a material adverse effect on our reputation and reduce our ability to compete for new contracts with both government and commercial customers.

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

If we are unable to fully protect the security and privacy of our data and electronic transactions, or if we or our third-party service providers are unable to prevent any data security breach, incident, unauthorized access, and/or misuse of our information by our customers, employees, vendors, or hackers, it could result in significant liability (including litigation and regulatory actions and fines), lasting harm to our brand and reputation, and loss of existing customers and new business opportunities.

Our international business exposes us to a number of risks.

We perform screenings and verifications internationally, including helping businesses screen their applicants with backgrounds that include international jurisdictions outside of the business’ domestic base of operations. In 2025, we performed screens across over 200 countries and territories, and we seek to continue to expand our international operations. The laws and regulations governing our international operations are numerous, varied, and evolving. It may be difficult to correctly identify, interpret, and support compliance with these laws and regulations, and we cannot be certain we will avoid liability for noncompliance or improper compliance with such laws and regulations. Any such cost or liability could have a material adverse effect on our business, financial condition, and results of operations. See “—We operate in a highly regulated industry and are subject to numerous and evolving laws and regulations” and “—If regulatory regimes continue to heighten their scrutiny over personal data and data security, it could lead to increased restrictions, loss of revenue opportunity, greater costs of compliance, and lost efficiency.”

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

Our products are complex, and therefore undetected errors, failures, bugs, or defects may be present in our products or occur in the future in our products, our technology, our software, or technology or software we license from third parties, including open-source software, especially when updates or new products are released. Such software and technology are used in IT environments with different operating systems, system management software, devices, databases, servers, storage, middleware, custom, and third-party applications and equipment and networking configurations, which may cause errors, failures, bugs, or defects in the IT environment into which such software and technology are deployed. This diversity increases the likelihood of errors, failures, bugs, or defects in those IT environments. Despite testing by us, real or perceived errors, failures, bugs, or defects may not be found until our customers use our products. Real or perceived errors, failures, bugs or defects in our products could result in negative publicity, loss of or delay in market acceptance of our products and harm to our brand, weakening of our competitive position, claims by customers for losses sustained by them or failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any real or perceived errors, failures, bugs, or defects in our products could also impair our ability to attract new customers, retain existing customers or expand their use of our products, which would adversely affect our business, results of operations, and financial condition.

Additionally, if customers fail to adequately deploy protection measures or updates to our products, customers and the public may incorrectly perceive that our products are especially susceptible to cyber-attacks. Real or perceived security breaches against our products could cause disruption or damage to our customers’ networks or other negative consequences and could result in negative publicity to us, damage to our reputation, lead to other customer relations issues and adversely affect our revenue and results of operations. We may also be subject to liability claims for damages related to real or perceived errors, failures, bugs, or defects in our products. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products may harm our business and results of operations. Finally, since some of our customers use our products for compliance reasons, any errors, failures, bugs, defects, disruptions in service, or other performance problems with our products may damage our customers’ business and could hurt our reputation.

Failure to realize the expected benefits of our acquisition of Sterling could adversely affect our business and the value of our common stock.

Although we expect significant benefits to result from the acquisition of Sterling, there can be no assurance that we will realize any of them, or realize them within the anticipated timeframe. Achieving these benefits will depend, in part, on our ability to integrate Sterling’s business successfully and efficiently. The integration process remains complex and time-consuming and involves challenges such as:

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

If we do not successfully manage these risks and the other challenges inherent in integrating an acquired business, then we may not achieve the anticipated benefits of the acquisition of Sterling in our anticipated timeframe or at all and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected. The successful integration of the Sterling business is requiring significant management attention and may divert it from our business and operational issues.

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

We may not be able to integrate or manage acquired businesses, including Sterling, and strategic partnerships so as to produce returns that justify the investment. Integrating acquisitions or other business relationships, including the acquisition of Sterling, may result in unforeseen operating difficulties and expenditures, disrupt our ongoing business, divert our resources, and require significant management attention that would otherwise be available for the ongoing development of our business. In particular, it may prove difficult to integrate the personnel, operations, intellectual property, and/or technology systems of any acquired organizations, and to maintain uniform standards, policies, and procedures across multiple platforms and locations, including for those located outside of the United States. This may result in a greater than anticipated increase in the transaction, remediation, and integration costs and could discourage us from pursuing acquisitions where the potential for such costs outweigh the perceived benefit. Further, although we conduct due diligence with respect to the business and operations of each of the companies we acquire, we may not identify all material facts concerning these acquired companies, including Sterling, which could result in unanticipated events or liabilities. We cannot guarantee that any acquisitions we pursue will be carried out on favorable terms or that the anticipated benefits of any acquisition, investment, or business relationship, including the acquisition of Sterling, will materialize as intended or that no unanticipated liabilities will arise.

Failure to comply with anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations could have an adverse effect on our business.

We are subject to evolving anti-corruption laws, economic and trade sanctions, and anti-money laundering rules in several jurisdictions in which we operate, including the U.S. FCPA and the U.K. Bribery Act, and similar laws globally. The evolution of this regulatory regime has generally brought about more aggressive investigations and enforcement, which, if targeted towards us, could materially adversely impact our business. We have policies and procedures in place to assist us with monitoring the evolution of these laws and ensuring our ongoing compliance. We are continuously in the process of reviewing, upgrading, and enhancing these protocols. However, we cannot guarantee that our employees, consultants, or agents will not take actions that amount to a violation of these laws and regulations for which we may be ultimately responsible or that our policies and procedures will be adequate in protecting us from liability. Further, our services agreements with several customers contain contractual provisions mandating our ongoing compliance with applicable anti-corruption, economic, and trade sanctions or anti-money laundering laws or regulations. If we are deemed to be in violation of any such rules, our business activities could be restricted or terminated. In addition, we could face civil and criminal penalties, including fines, which could damage our reputation and customer relationships and materially impact our results of operations or financial condition.

Disruptions at our Operation Centers of Excellence and other operational sites could adversely impact our business.

Our Operation Centers of Excellence in Manila, Philippines, and in Bangalore and Mumbai, India provide critical support for our operations by processing screening requests, performing manual review of records and verifications work, handling certain customer calls and interactions, and completing certain internal shared service support functions. We also have other important operational sites, including Fishers, Indiana and Atlanta, Georgia. If our operations at our Operation Centers of Excellence or such other sites are disrupted, even for a brief period of time, whether due to malevolent acts, defects, computer viruses, climate change, natural disasters such as earthquakes, fires, hurricanes or floods, power or telecommunications failures, or other external events beyond our control, it could result in interruptions in service to our customers, damage to our reputation, harm to our customer relationships, and reduced revenues and profitability. In addition, strikes, wars, terrorism, and other geopolitical unrest could cause disruptions in our business and lead to interruptions, delays, or loss of critical data. We may not have sufficient protection or recovery plans in certain circumstances, such as a significant natural disaster, and our business interruption insurance may be insufficient to compensate us for losses that occur. In the case of such an event, customers could elect to terminate our relationship, delay or withhold payment to us, or even make claims against us.

We are not guaranteed exclusivity or volumes in all of our contracts with our customers and our customers may experience major business changes that impact our current or future revenue streams.

We maintain long-standing relationships with many of our customers; however, many of our customer contracts and services agreements do not typically require our customers to use our products exclusively or commit to minimum engagement or order volumes. As a result, we rely on our customers’ continuing demand for our products and solutions, our technology, our value proposition, and our brand and reputation to compete. Our customers can stop doing business with us for any reason at any time with minimal notice and without penalty, and may leverage this flexibility to renegotiate arrangements on terms less favorable to us. The loss of a significant customer or any reduced demand for our products and solutions by our customers, particularly from large customers, would negatively impact our business. For the year ended December 31, 2025, no customer accounted for 10% or more of our revenues. We cannot guarantee that we will maintain relationships with any of our customers on acceptable terms or at all or retain, renew or expand upon our existing agreements. The failure to do so could adversely affect our business, financial condition, and results of operations.

Disruptions with our technology and network infrastructure, including our data centers, servers, and third-party cloud and internet providers, and our migration to the cloud, could have an adverse impact on our business.

Our operating model depends on the efficient and unimpeded operation of our global technology and data processing systems. We currently operate data centers and servers around the world and rely on our third-party cloud providers to host certain of our websites, databases, and web-based services. Our property and business interruption insurance coverage may not be adequate to fully compensate us for losses that may occur. Severe impairment or total destruction of our data centers could occur, and recovery could be difficult and may not be possible at all. In the event of an accessibility outage or other incident at our data centers or with respect to our third-party cloud providers, our operations could be disrupted, data could be lost, and our systems or the quality of our products and solutions could be compromised. Such events could result in financial loss, reputation damage, potential liability, or customer loss, any of which could have an adverse impact on our business, results of operations, and financial condition. Such outages may be impossible to predict, plan for, or avoid.

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

We are currently integrating certain of our software and our systems as a result of the Sterling Acquisition. This integration is complex and will require significant changes to our platforms. Scaling and adapting our technology will require a significant lead time and investment in financial and human capital. We cannot guarantee that this transition will be without operational interruptions or other forms of disruption, including loss of information, delayed turnaround times, and deficiencies in our design, implementation, or maintenance of the system. If we experience outages or interruptions in the products and solutions we provide for extended periods of time, our customers could face accessibility issues which would have an adverse impact on our business, results of operations, and financial condition.

If we fail to continue to integrate our platforms and solutions with that of human resource software providers or if our relationships with human resource software providers deteriorate, our business could be adversely affected.

We engage and integrate with many third-party human resource software providers, including applicant tracking systems and human capital management systems, to deliver an integrated solution that enables customers to easily perform both human resource functions and screenings and verifications through a core platform. This depends on our ability to seamlessly integrate our platforms and systems with those of the human resource software providers. If our engagement or arrangements with such providers are terminated for any reason, we risk losing the opportunity for continued integration with the software applications of these companies, which could jeopardize our ability to provide a seamless interface for our customers, result in service disruptions, errors, or delays, increase costs and reduce the quality of our products, and ultimately put us at a competitive disadvantage in retaining and acquiring customers. Further, if a provider updates its products without providing sufficient notice to us, there could be disruptions to the integration, which could result in errors, delays, interruptions, operational inefficiencies, and customer dissatisfaction.

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

We operate in an industry that is highly sensitive to public perception, especially regarding cybersecurity, privacy, and data protection, and adverse developments with respect to our industry may also, by association, negatively impact our reputation. For example, when information services companies are involved in high-profile events involving data theft, these events could result in increased legal and regulatory scrutiny, adverse publicity, and potential litigation concerning the commercial use of such information for our industry in general. If there is a perception that the practices of our business or our industry constitute an invasion of privacy, our business and results of operations may be negatively impacted. There have been and may continue to be perception issues, social stigmas, and negative media attention regarding the collection, use, accuracy, correction, and sharing of personal data, which could materially adversely affect our business, results of operations, and financial condition.

We rely on third-party vendors to carry out certain portions of our operations. If they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change, our business operations and results of operations could be materially and adversely affected.

Our ability to deliver products and services to our customers effectively requires us to work with certain third-party vendors and service providers. For example, we engage third-party vendors to maintain and upgrade portions of our software and technology. In addition, from time to time and in certain geographic locations, we engage third-party support service providers depending on demand requirements on our operations and customer service call centers. Our business, therefore, depends on such third parties meeting our expectations and the expectations of our customers in timeliness, quality, and volume. We cannot guarantee our third-party providers will be able to do so on a cost-effective basis or at all due to a number of factors. Some of the third-party vendors that we rely on conduct operations outside of the United States, which subjects us to the risk that economic, political, and military events in foreign jurisdictions might cause an interruption to our operations. We may not be able to ensure that our third-party vendors perform in accordance with agreed-upon, regulated, and expected standards. We could be held accountable for their failure to do so, which may subject us to fines or other sanctions. If our third-party vendors do not meet our expectations and those of our customers, it could negatively affect our reputation, harm our relationships with existing customers, and hamper our ability to win new customers.

While we have entered into agreements with some of these third-party service providers, they have no obligation to renew their agreements with us on commercially reasonable terms or at all. If any one of our third-party service provider’s ability to perform their obligations is impaired, we may not be able to find an alternative supplier in a timely manner or on acceptable financial terms, which could result in operational interruptions and increased costs.

In addition, any shift in business strategy, corporate reorganization, or financial difficulties, such as bankruptcy faced by our third-party providers, may have negative effects on our ability to execute our business strategy.

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

Furthermore, we may also be subject to claims of intellectual property infringement, misappropriation, or violation by third parties, including our competitors. Even if we are unaware of such rights, we may be found by courts to be infringing upon, misappropriating, or violating them. If such claims are successfully asserted against us or if we decide to settle such matters, we could be required to pay substantial damages or ongoing royalty payments, obtain licenses, which may not be available on commercially reasonable terms, or at all, modify our products and solutions (including our applications), or discontinue certain products. We may also be obligated to indemnify applicants, customers, vendors, or partners in connection with any such claim or litigation. Even if we prevail in a dispute, any litigation regarding intellectual property could be costly, time-consuming, and require the deployment of significant resources, and could result in lasting harm being done to our brand and reputation, results of operations or financial condition, or have other adverse consequences.

If we are unable to maintain, protect and enforce the confidentiality of our trade secrets, our business and competitive position would be harmed.

In order to safeguard our innovations and maintain competitive advantages, we partially rely on trade secrets. We cannot guarantee that we will be successful in maintaining, protecting, or enforcing the confidentiality of our trade secrets or that our non-disclosure agreements will provide sufficient protection of our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or other disclosure. Although we have implemented measures to protect our trade secrets, including entering into confidentiality agreements with third parties and confidential information and inventions agreements with employees, consultants, and advisors, we cannot provide any assurances that any of these parties may not breach the agreements and disclose our proprietary information, including our trade secrets. For example, if a party to one of our non-disclosure agreements were to breach said agreement, we cannot guarantee that adequate remedies will be available to rectify any subsequent damages or losses of confidential and proprietary information. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside of the United States are less willing or unwilling to protect trade secrets. It is also possible that our trade secrets will become known by some other mechanism or independently developed by our competitors, and we would have no right to prevent them from using that technology or information to compete with us. For example, a significant portion of our proprietary databases is assembled from publicly available information sources, and third parties, including our competitors, could compile similar or competing databases by accessing the same publicly available information sources.

The use of open-source software in our applications may expose us to additional risks and harm our intellectual property rights.

We have in the past incorporated, and may in the future continue to incorporate, certain “open-source” software into our codebase and our products and solutions. Open-source software is generally licensed by its authors or other third parties under open-source licenses, which typically do not provide any representations, warranties, or indemnity coverage by the licensor. Some of these licenses provide that combinations of open-source software with a licensee’s proprietary software are subject to the open-source license and require that the combination be made available to third parties in source code form, at no cost, or subject to other unfavorable conditions. Some open-source licenses may also require the licensee to grant licenses under certain of its own intellectual property to third parties. From time to time, there have been claims challenging the ownership of open-source software against companies that incorporate such software into their products or applications. The terms of various open-source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of open-source software or our proprietary rights. In addition, if we were to combine our applications with open-source software in a certain manner, we could, under certain of the open-source licenses, be required to publicly release or license, at no cost, our products that incorporate the open-source software or the affected portions of our source code, which could allow our competitors or other third parties to create similar products and solutions with lower development effort, time, and costs, and could ultimately result in a loss of transaction volume for us. If we inappropriately use open-source software, we may be required to redesign our applications, seek licenses from third parties in order to continue offering our products, which may not be available on commercially reasonable terms, or at all, discontinue the sale of our products or solutions, or take other remedial actions, each of which could reduce or eliminate the value of our technologies and could adversely impact our business, operating results, or financial condition.

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

Further, changes in consumer behavior, labor market conditions, technological innovation, and broader macroeconomic factors can impact seasonality trends, making it difficult for us to predict how our seasonality may evolve in the future. As a result, it may be difficult to forecast our results of operations accurately, and there can be no assurance that the results of any particular quarter or other period will serve as an indication of our future performance.

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

Tax laws and related interpretations with respect to income taxation are frequently reviewed and amended by governmental authorities in the U.S. and other jurisdictions in which we operate. In 2023, we fully utilized our remaining U.S. federal income tax net operating loss carryforwards, other than those subject to significant limitation under IRC Section 382. As a result, beginning in 2024, income tax became a material use of funds. Our provision for income taxes and liquidity may be adversely affected by increases in statutory tax rates, implementation of global minimum tax rules under the OECD Pillar Two framework, evolving state and local tax regimes, and heightened enforcement activity. These changes, along with new state-level taxes and digital services tax proposals in certain foreign jurisdictions, may increase our effective tax rate and cash tax obligations. Additionally, changes to our operating model, shifts in the mix of income and expenses across countries with differing tax rates, foreign currency fluctuations, and changes in the valuation of deferred tax assets and liabilities could materially affect our tax position. The timing and scope of future tax law changes remain uncertain, and any enacted changes could require us to modify our tax strategies, increase compliance costs, or result in higher tax liabilities. It is not possible to predict whether or when tax laws, regulations, and rulings may be enacted, issued, or amended, or the impact such changes may have on our financial position, results of operations, or cash flows.

Evolving expectations regarding sustainability matters may increase our operational and compliance burdens, expose us to reputational risk, and adversely affect our business, financial condition, or results of operations.

Customers, employees, investors, regulators, community organizations, industry groups, and other stakeholders increasingly expect companies to adopt, disclose, and execute on a broad set of sustainability priorities. These expectations encompass sustainability practices, climate‑related initiatives, human capital management, diversity, equity and inclusion, ethical business conduct, supply‑chain responsibility, and increased transparency in public reporting. Stakeholder expectations in these areas continue to evolve rapidly and are often inconsistent or conflicting across stakeholder groups.

As we develop, communicate, and implement our sustainability‑related initiatives, we may face challenges balancing these disparate priorities. For example, certain customers or investors may expect sustainability commitments or climate‑related disclosure, while others may oppose such actions or express different priorities regarding workforce practices, social impact, or governance. Meeting the expectations of one group may create tension with another or require additional investments, operational changes, or modifications to our internal processes.

In addition, emerging and evolving regulatory frameworks—such as climate related reporting rules, state level emissions disclosure mandates, human capital transparency requirements, and supply chain diligence obligations—may require us to devote significant management attention and resources to compliance. These requirements differ by jurisdiction and may impose increased reporting burdens, new assurance or verification requirements, or expanded governance and oversight obligations.

Our sustainability related statements, goals, disclosures, and performance metrics also expose us to scrutiny, including allegations of “greenwashing” or “social washing,” if such statements are viewed as incomplete, inaccurate, not sufficiently supported by data, or not aligned with stakeholder expectations. This scrutiny could result in reputational harm, media attention, customer dissatisfaction, employee engagement challenges, investor concern, or litigation and regulatory inquiry.

Furthermore, our ability to achieve sustainability related objectives may depend on factors outside of our control, including the performance of third party vendors, data availability, evolving industry standards, and changes in regulatory guidance. If we are unable to effectively navigate differing sustainability expectations, manage compliance obligations, communicate our strategies and progress transparently and consistently, meet stated goals, implement initiatives as planned, our reputation, competitive position, relationships with customers, employees, and other stakeholders, and ability to attract and retain customers, talent, and investors may be adversely affected. These factors, individually or in the aggregate, could materially adversely affect our business, financial condition, or results of operations.

Climate change may have a long-term impact on our business.

While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices or for our vendors, is a priority. Our major sites in the United States, India, and the Philippines are vulnerable to climate change effects. In addition, certain third-party vendors and cloud service providers that support our operations may also be located in regions susceptible to climate-related disruptions, increasing our indirect exposure. Climate-related events, including the increasing frequency of extreme weather events and their impact on the United States, India, the Philippines and other major regions’ critical infrastructure, have the potential to disrupt our business, our third-party suppliers and/or the business of our customers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations. Further, emerging climate-related regulations and disclosure requirements may increase compliance costs and require additional investment in sustainability initiatives.

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

We have a significant amount of indebtedness. As of December 31, 2025, we had $2,114.5 million of total debt outstanding.

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

We receive debt ratings from major credit rating agencies in the U.S. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales. Liquidity, asset quality, cost structure and pricing levels could also be considered by the rating agencies. Any downgrade in our credit ratings or the ratings of our indebtedness, or adverse conditions in the debt capital markets, could:

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

In addition, the credit agreement includes financial covenants requiring us to maintain specified leverage ratios and other financial condition tests, which may become more restrictive if macroeconomic conditions deteriorate or if our operating performance declines. As a result of these covenants and restrictions, we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, we are required to maintain specified financial ratios and satisfy other financial condition tests. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

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

Silver Lake beneficially owned 51.4% of our outstanding common stock as of December 31, 2025. As a result, Silver Lake is able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation or bylaws and other significant corporate transactions for so long as Silver Lake and its affiliates retain significant ownership of us. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. So long as Silver Lake continues to own a significant amount of our combined voting power, even if such amount is less than 50%, Silver Lake will continue to be able to strongly influence or effectively control our decisions and, so long as Silver Lake and its affiliates collectively own at least 5% of all outstanding shares of our stock entitled to vote generally in the election of directors, Silver Lake will be able to nominate individuals to our Board of Directors under our stockholders’ agreement. In addition, the stockholders’ agreement grants to Silver Lake and its affiliates and certain of their transferees certain governance rights for as long as Silver Lake and its affiliates and certain of their transferees maintain ownership of at least 25% of our outstanding common stock, including rights of approval over the entry into joint ventures or similar business alliances having a fair market value of more than $100 million, incurrence of debt for borrowed money in excess of $100 million, the increase or reduction in the size of our Board of Directors, initiation of any liquidation, dissolution, bankruptcy or other insolvency proceeding, the appointment or termination of our Chief Executive Officer, or any material change in the nature of our business. The interests of Silver Lake may not coincide with the interests of other holders of our common stock.

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
•
changes in accounting principles; and
•
other events or factors, including those resulting from informational technology system failures and disruptions, cybersecurity incidents, geopolitical instability, natural disasters, war, acts of terrorism or responses to these events.

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

As of December 31, 2025, we had approximately 825,809,539 shares of authorized but unissued common stock. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and securities relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved shares for issuance under the 2021 Equity Plan and the ESPP. Any common stock that we issue, including under the 2021 Equity Plan or the ESPP or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who purchase common stock. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

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

Our cybersecurity team is led by our Chief Information Security Officer (“CISO”), who directs a unified cross-functional team that is responsible for implementing and maintaining centralized cybersecurity and data protection practices at First Advantage. Our CISO has numerous years of experience managing security infrastructure, providing a variety of security services, and overseeing incident response and management, escalation of security events, vulnerability scanning, and security defect management. Collectively, our CISO and our cybersecurity team act in close coordination with senior leadership and other teams across First Advantage. In addition to our extensive in-house cybersecurity capabilities, we engage assessors, consultants, auditors, or other third parties to help assess, identify, and manage cybersecurity risks.

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

As part of our incident detection and response processes, we have established internal teams to investigate and escalate notification of cybersecurity incidents. Pursuant to this process, cybersecurity incidents are reported to appropriate personnel within First Advantage (including the CISO, Chief Financial Officer, and Chief Legal Officer) and to the Audit Committee and Board of Directors based on incident materiality. We track incidents through resolution, conduct post-incident analysis and update our processes and procedures if areas for improvement are identified. On a monthly basis, a summary of prior period cybersecurity investigation escalations is reviewed by management, including our head of Internal Audit, our CISO, and our Chief Legal Officer. We maintain cybersecurity insurance, which provides coverage for certain costs related to cybersecurity incidents; however, coverage may not be adequate to fully offset financial losses associated with a significant event.

Governance

Our cybersecurity risks and associated mitigations are evaluated by senior leadership, including as part of our enterprise risk assessments that are reviewed by the Audit Committee and our Board of Directors. Such risks and related mitigation activities are also subject to oversight by the Audit Committee of our Board of Directors. The Audit Committee, which is comprised of independent directors, oversees our policies and procedures for protecting our cybersecurity infrastructure and for compliance with applicable data protection and security regulations, and related risks, including management’s response to any significant cybersecurity incidents. The Audit Committee receives regular reports, from our CISO and Chief Product and Technology Officer, regarding the cybersecurity control environment, including remediation updates, control posture analyses and other recurring items, and reports to the Board of Directors at least quarterly.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. We have implemented enhanced monitoring and reporting processes to ensure timely compliance with SEC requirements for disclosure of material cybersecurity incidents. Additional information about cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading “Our business, brand, and reputation may be harmed as a result of security breaches, cyber-attacks, employee or other internal misconduct, computer viruses, or the mishandling of personal data” and should be read in conjunction with the information above.

Item 2. Properties.

Our corporate office is located at 1 Concourse Parkway NE, Suite 200, Atlanta, GA 30328 under a lease agreement that expires on January 31, 2030, with one five-year renewal option. This property also houses our executive offices. We also lease office space in Manila, Philippines and in Bangalore and Mumbai, India, where our Operations Centers of Excellence are located. Additionally, we lease office space in Fishers, Indiana, for certain significant operational and support functions. We believe that our executive and other offices are adequate for our immediate needs and that we will obtain additional or substitute space, as needed, on commercially reasonable terms.

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

Holders of Record

As of February 20, 2026, the closing price of our common stock on the Nasdaq was $9.85 per share and we had 16 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Issuer Purchases of Equity Securities

On August 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock over the 12-month period ending August 2, 2023. On November 8, 2022, the Company’s Board of Directors increased the total available amount under the Repurchase Program to $150.0 million and extended the program through December 31, 2023. On February 28, 2023, the Company’s Board of Directors further increased the authorization to $200.0 million. On September 14, 2023, the Company announced that its Board of Directors approved a one-year extension of the $200.0 million share repurchase authorization through December 31, 2024.

In connection with the execution of the Merger Agreement, the Company suspended purchases under the Repurchase Program on February 28, 2024. The Repurchase Program expired on December 31, 2024.

From August 2, 2022 and through December 31, 2024, the Company repurchased approximately $119.5 million of shares under the Repurchase Program. There were no share repurchases during the year ended December 31, 2025, and there are no other programs under which the Company repurchases shares.

The following information relates to the Company’s purchase of its common stock during the year ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 through December 31, 2025	—	$—	—	$—
(1)
The Company’s share repurchase program expired on December 31, 2024. No new share repurchase program was authorized or in effect during the year ended December 31, 2025.

On February 25, 2026, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s common stock (the “2026 Repurchase Program”) with no expiration date. Stock repurchases may be effected through open market repurchases at prevailing market prices, including through the use of block trades and trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately-negotiated transactions, through other transactions in accordance with applicable securities laws, or a combination of these methods on such terms and in such amounts as the Company deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing, manner, value, and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price and liquidity requirements, other business considerations and general market and economic conditions. No shares will be purchased from SLP Fastball Aggregator, L.P. and its affiliates. The Company may discontinue or modify purchases without notice at any time. The Company plans to use its existing cash to fund repurchases made under the 2026 Repurchase Program.

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

The following graph depicts the total cumulative stockholder return on our common stock from the closing price on June 23, 2021, the first day of trading of our common stock on the Nasdaq, through December 31, 2025, relative to the performance of the Russell 2000 and S&P 500 Index. The graph assumes an initial investment of $100.00 at the close of trading on June 23, 2021 and that all dividends paid by the Company and the companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Comparison of Cumulative Total Return among First Advantage Corporation, the S&P 500 Index, and the Russell 2000 Index

$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
6/23/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
First Advantage Corporation (FA)
S&P 500 Index (^GSPC)
Russell 2000 Index (^RUT)

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help the reader understand the results of operations and financial condition of First Advantage Corporation and should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report. The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. See “Cautionary Notice Regarding Forward-Looking Statements.” Factors that might cause such differences include those described in Item 1A. “Risk Factors” and elsewhere in this Annual Report.

Numerical figures included in this Annual Report have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

Overview

First Advantage is a global software and data company. We provide comprehensive, end-to-end identity solutions, criminal background screening, credential verifications, drug and health screening, and continuous risk monitoring. Combining AI-powered proprietary technology platforms with proprietary data, primary source data, and third-party data, we help organizations hire with confidence and manage risk across the entire employee lifecycle.

On October 31, 2024, we completed our acquisition of Sterling, a global provider of technology-enabled background and identity verification services. This strategic acquisition enhanced our capabilities and expanded our service offerings, allowing us to deliver a comprehensive hiring and risk management solution that begins with identity verification and extends through criminal background screening, credential verification, drug and health screening, and ongoing risk monitoring.

We derive a substantial majority of our revenues from pre-onboarding screening and perform screens across over 200 countries and territories, enabling us to serve as a one-stop-shop provider to both multinational companies and growth companies. Our over 80,000 customers are global enterprises, mid-sized companies, and small companies, and our products and solutions are used by personnel in Executive Management, Human Resources, Talent Acquisition, Compliance, Risk, Legal, Safety, and Vendor Management.

Our platforms offer flexibility for customers to specify which products to include in their screening package, such as Social Security numbers, criminal records, education and work verifications, sex offender registry, and global sanctions. Generally, our customers order a background screening package or selected combination of screens related to a single individual before they onboard that individual. The type and mix of products and solutions we sell to a customer vary by customer size, their screening requirements, and industry vertical. Therefore, order volumes are not comparable across customers or periods. Package pricing can also vary considerably by customer depending on the product mix in their screening packages, order volumes, screening requirements and preferences, pass-through and third-party out-of-pocket costs, and bundling of products.

We enter into contracts with our customers that are typically three years in length. These contracts set forth the general terms and pricing of our products and solutions but generally do not include minimum order volumes or committed order volumes. Additionally, a majority of Sterling’s enterprise customer contracts are exclusive to Sterling or require Sterling to be used as the primary provider. Due to our contract terms and the nature of the background screening industry, we determined our contract terms for ASC 606 purposes to be three years or less. We typically bill our customers at the end of each month and recognize revenues as completed orders are reported or otherwise made available to our customers. Approximately 90% of the criminal searches performed in the U.S. are completed the same day they are submitted.

We generated revenues of $1,574.4 million for the year ended December 31, 2025, which represents an increase of 83.0% as compared to $860.2 million for the year ended December 31, 2024. Approximately 86% of our revenues for the year ended December 31, 2025 was generated in the U.S., while the remaining 14% was generated abroad. Other than the U.S., no single country accounted for 10% or more of our total revenues for the year ended December 31, 2025.

Segments

We manage our business and report our financial results in three reportable segments, First Advantage Americas, First Advantage International, and Sterling:

•
First Advantage Americas. This segment pertains to our Legacy First Advantage business and performs a variety of background check and compliance services across all phases of the workforce lifecycle from pre-onboarding services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent workers, and drivers. We generally classify our service offerings into three categories: pre-onboarding, post-onboarding, and adjacent products. We deliver our solutions across multiple industry verticals in the United States, Canada, and Latin America.
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

Factors Affecting Operating Results

We believe that the future growth and profitability of our business depend on numerous factors, including the following:

Macroeconomic and Job Environment

Our results continue to be influenced by our customers’ underlying business performance, hiring patterns, and workforce strategies, all of which drive demand for our background screening and adjacent solutions. Customer demand is affected by a variety of macroeconomic and labor‑market factors, including hiring velocity, turnover rates, sector‑specific employment trends, and broader economic conditions. We are also exposed to macroeconomic cyclicality, as companies often reduce hiring, delay onboarding, and scale back contingent workforce usage during an economic slowdown, which can negatively impact demand for our solutions. Current macroeconomic conditions—including elevated interest rates, persistent inflation, and fluctuations in job openings and hiring activity—continue to affect portions of the global economy and create a more cautious posture across many employers.

Additionally, global economic volatility—driven by geopolitical tensions, ongoing conflicts, evolving trade and tariff policies, monetary‑policy uncertainty, and instability in certain international markets—has contributed to heightened variability in customer hiring plans. These factors have also contributed to supply chain disruptions, higher operating costs for some customers, and increased scrutiny over workforce expansion plans. Emerging and ongoing trade disputes between major global economies have further pressured confidence and slowed decision‑making in sectors reliant on global operations.

If the economic uncertainty is sustained or increases, we may experience a negative impact on new business generation, customer renewals and overall demand levels, sales and marketing efforts, revenues growth rates, customer deployments, customer collections, product development, or other financial metrics. Any of these factors could harm our business, financial condition, and operating results. Our ability to grow our business will also depend on the long-term strength, diversity, and durability of the verticals that we focus on and rely upon to drive our revenues.

Additionally, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the United States, introducing substantial changes to the U.S. Corporate tax regime. Key provisions of the OBBBA include the reinstatement of 100% bonus depreciation, restoration of immediate expensing for domestic research or experimental (“R&E”) expenditures, an elective acceleration of deduction for unamortized domestic R&E expenditures, revised limitations on the deductibility of business interest expense, and modifications to the Global Intangible Low-Tax Income (“GILTI”) and Foreign-Derived Intangible Income (“FDII”) regimes. The OBBBA includes multiple effective dates, with certain provisions effective for tax years beginning after December 31, 2024 and others phased in through 2027. In accordance with ASC 740, Income Taxes, the Company has reflected the impacts of OBBBA into the Company’s income tax provision for the year ended December 31, 2025, including adjustments to deferred tax assets and liabilities where applicable. The Company continues to evaluate the broader implications of the OBBBA, including potential impacts on future taxable income, the estimated annual effective tax rate, and potential effects of future regulatory guidance issued by the Internal Revenue Service or other relevant tax authorities. Additional impacts, if any, will be recognized in subsequent periods as appropriate.

Despite these macroeconomic changes, we are confident in the overall long-term health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy and help our customers hire with confidence and manage risk across the entire employee lifecycle. Our continued focus on delivering innovative solutions that enhance workplace safety and address evolving compliance requirements as well as our diversified customer base have contributed to the stability of our business and long-term financial performance.

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

Acquiring New Customers

We remain focused on expanding our customer base, with particular emphasis on strategic Enterprise customers in attractive industry verticals. In 2025, we performed over 200 million screens on behalf of over 80,000 customers, spanning the globe and all major industry verticals. Our customer acquisition strategy relies on our ability to continue delivering innovative, comprehensive, and cost effective products and solutions; executing our verticalized go‑to‑market strategy; and maintaining the strength of our brand and reputation. New customers typically begin generating revenues within a number of months of executing a contract and increase order volumes over the subsequent three-to-five-month period. We believe significant opportunity remains to grow our domestic and international market share by expanding our global customer base and increasing adoption of our screening and verification products and solutions.

Expanding Wallet Share with Existing Customers

Our revenue growth depends in part on our ability to increase sales of products and solutions to existing customers. We typically expand revenue with customers over time as their underlying screening volumes grow and as they deploy our products and solutions across additional divisions or geographies, increase our share of wallet in multi‑provider programs, perform more extensive screens, or adopt additional offerings such as identity solutions, continuous screening, hiring tax credits, employment eligibility, and fleet solutions. Our Customer Success teams work closely with customers to enhance their screening, compliance, and risk management programs and, in doing so, frequently identify opportunities to broaden their use of First Advantage solutions. Revenue growth from existing customers also depends on our ability to retain those customers. In 2025, we achieved a gross retention rate of approximately 96%.

Developing New Products to Expand Our Revenue Opportunity with Existing Customers

We continue to prioritize innovation to expand our data solutions and adjacent sources of revenues. For example, we accelerated investments in advanced criminal and verification data products, identity services, and compliance solutions. Building on the integration of Sterling’s identity verification capabilities and our strategic partnership with ID.me, we launched enhanced digital identity offerings designed to help mitigate fraud and improve candidate authentication. Our product roadmap includes next-generation solutions leveraging automation, artificial intelligence, and machine learning to improve speed, consistency, and efficiency. Key areas of development include biometric verification, synthetic identity fraud prevention, and liveness detection technologies, as well as expanded offerings in driver and vehicle compliance and remote drug and occupational health testing. These innovations are aimed at improving onboarding speed, reducing risk, and supporting regulated industries globally.

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

Our historical margin expansion has been largely driven by increased automation and deployment of RPA and AI technologies in the background screening process, which has increased our speed, efficiency, quality, and operating leverage. Additionally, we have gained operating leverage from efficiencies and managing general and administrative costs. In order to grow profitably, we make strategic investments that generate incremental revenues and enable us to deliver our products and solutions and support our customers in a cost-effective manner. Our ability to innovate and drive future reductions of operating costs through automation and digitization does require up-front investment.

Recently Issued Accounting Standards

See Note 2 to the audited consolidated financial statements included elsewhere in this Annual Report for disclosure of the impact that recent accounting pronouncements may have on the consolidated financial statements.

Components of our Results of Operations

Revenues

The Company derives revenues from a variety of background screening and adjacent products performed across all phases of the workforce lifecycle from pre-onboarding screening services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent workers, and drivers. We generally classify our products and solutions into three major categories: pre-onboarding, post-onboarding, and adjacent products, each of which is enabled by our technologies, proprietary internal databases, and data analytics capabilities. Pre-onboarding products, which comprise the substantial majority of our revenues, span an extensive array of products that customers typically utilize to enhance their applicant evaluation process and support compliance with their workforce onboarding criteria from the time an application is submitted to an applicant’s successful onboarding. Post-onboarding products are comprised of continuous monitoring, re-screening, and other solutions to help our customers keep their end customers, workforces, and other stakeholders safer, more productive, and more compliant. Adjacent products include products that complement our pre-onboarding and post-onboarding solutions such as fleet and vehicle compliance, hiring tax credits and incentives, employment eligibility, and investigative research.

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
•
Selling, General, and Administrative Expense: Consists of sales, customer success, marketing, and general and administrative expenses. Sales, customer success, and marketing expenses consist primarily of employee compensation such as salaries, bonuses, sales commissions, share-based compensation, and other employee benefits for our verticalized sales and customer success teams. General and administrative expenses include travel expenses and various corporate functions including finance, human resources, legal, and other administrative roles, in addition to certain professional service fees and expenses incurred in connection with acquisitions. We do not allocate depreciation and amortization to selling, general, and administrative expenses.
•
Depreciation and Amortization: Property and equipment consisting mainly of capitalized software costs, furniture, hardware, and leasehold improvements are depreciated or amortized and reflected as operating expenses. We also amortize the capitalized costs of finite-life intangible assets acquired in connection with business combinations.

We have a flexible cost structure that allows our business to adjust quickly to the impacts of macroeconomic events and scale to meet the needs of large customers. Operating expenses are influenced by revenue levels, customer and product mix, and the progress of acquisition-related integration activities. As revenues grow, we would generally expect cost of services to grow proportionally, although the rate of growth may vary based on automation, productivity initiatives, efficiency gains, shifts in mix, and third‑party pass‑through costs. We regularly review expenses and investments in the context of revenue trends and observed changes in the business to ensure alignment with our financial objectives. While we expect operating expenses to increase in absolute dollars as we support continued growth, we believe that, over the long term, operating expenses as a percentage of total revenues will gradually decline as we scale the business and advance our operating efficiency and automation initiatives.

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

Provision for Income Taxes

Provision for income taxes consists of U.S. domestic and foreign corporate income taxes related to earnings, with applicable statutory tax rates varying by jurisdiction. Our effective tax rate may be affected by many factors including changes in tax laws, regulations, or statutory rates, regulatory guidance, or new administrative interpretations of judicial decisions, and shifts in proportion of income earned in jurisdictions with differing statutory tax rates. As our business continues to expand globally, the distribution of pretax income across domestic and foreign jurisdictions may fluctuate, resulting in volatility in our effective tax rate. Additionally, the effective tax rate may also be affected by the availability of tax credits and incentives, nondeductible expenses, changes in valuation allowances, and the resolution of uncertain tax positions. These factors, individually or collectively, may cause our provision for income taxes and effective tax rate to differ materially from period to period.

Results of Operations

Comparison of Results of Operations for the Year Ended December 31, 2025 compared to the Year Ended December 31, 2024 and for the Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	2023
Revenues	$1,574,389	$860,205	$763,761

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	855,306	448,911	386,777
Product and technology expense	101,853	63,817	49,263
Selling, general, and administrative expense	236,179	263,942	116,732
Depreciation and amortization	248,583	145,919	129,473
Total operating expenses	1,441,921	922,589	682,245
Income (loss) from operations	132,468	(62,384)	81,516

Other Expense, Net:
Interest expense, net	168,667	51,848	33,040
Loss on extinguishment of debt	1,052	383	—
Total other expense, net	169,719	52,231	33,040
(Loss) income before provision for income taxes	(37,251)	(114,615)	48,476
(Benefit) provision for income taxes	(2,427)	(4,342)	11,183
Net (loss) income	$(34,824)	$(110,273)	$37,293
Net (loss) income margin	(2.2)%	(12.8)%	4.9%

Revenues

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenues
First Advantage Americas	$701,634	$658,758	$673,075
First Advantage International	104,868	96,854	96,832
Sterling	777,194	113,068	—
Eliminations	(9,307)	(8,475)	(6,146)
Total revenues	$1,574,389	$860,205	$763,761

Revenues were $1,574.4 million for the year ended December 31, 2025, compared to $860.2 million for the year ended December 31, 2024. Revenues for the year ended December 31, 2025 increased by $714.2 million, or 83.0%, compared to the year ended December 31, 2024.

The increase in revenues is due to:

•
revenues of $659.5 million, or 76.7%, attributable to Sterling as a result of the Sterling Acquisition completed on October 31, 2024;
•
revenues of $30.2 million, or 3.5%, from new customers, primarily attributable to our First Advantage Americas segment; and,
•
revenues of $24.5 million, or 2.8% from existing customers, primarily driven by continued strength from upselling and cross-selling initiatives. These increases were partially offset by declines in existing customer revenues across several verticals, largely due to macroeconomic pressures that contributed to reduced demand and the impact of lost customers.

Pricing remained relatively stable across all periods.

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

Cost of Services

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	2023
Cost of services	$855,306	$448,911	$386,777
Revenues	1,574,389	860,205	763,761
Cost of services as a % of revenue	54.3%	52.2%	50.6%

Cost of services was $855.3 million for the year ended December 31, 2025, compared to $448.9 million for the year ended December 31, 2024. Cost of services for the year ended December 31, 2025 increased by $406.4 million, or 90.5%, compared to the year ended December 31, 2024.

The increase in cost of services is due to:

•
$373.3 million of Sterling costs of services recognized after the Sterling Acquisition; and
•
a $38.4 million increase from variable third-party data expenses of Legacy First Advantage as a result of increased revenue volumes and variation in customer ordering mix.

Cost of services as a percentage of revenues was 54.3% for the year ended December 31, 2025, compared to 52.2% for the year ended December 31, 2024. Cost of services as a percentage of revenues for the year ended December 31, 2025 was impacted by Sterling’s higher relative cost of services, driven by the segment’s product and customer mix, along with variations in customer ordering mix across our other segments.

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

Product and Technology Expense

	Year Ended December 31,
(in thousands)	2025	2024	2023
Product and technology expense	$101,853	$63,817	$49,263

Product and technology expense was $101.9 million for the year ended December 31, 2025, compared to $63.8 million for the year ended December 31, 2024. Product and technology expense for the year ended December 31, 2025 increased by $38.0 million, or 59.6%, compared to the year ended December 31, 2024.

The increase in product and technology expense was primarily due to:

•
$27.6 million of Sterling expenses recognized after the Sterling Acquisition; and
•
$11.8 million increase in Legacy First Advantage personnel expenses as a result of additional investments made to enhance our products, solutions, and technology platforms.

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
•
a $4.5 million increase in Legacy First Advantage personnel expenses as a result of increased share-based compensation expense and additional investments made to enhance our product, solutions, and technology platform; and,
•
a $1.6 million increase in professional service fees.

The increase was partially offset by a $1.8 million decrease in Legacy Fist Advantage software license fees.

Selling, General, and Administrative Expense

	Year Ended December 31,
(in thousands)	2025	2024	2023
Selling, general, and administrative expense	$236,179	$263,942	$116,732

Selling, general, and administrative expense was $236.2 million for the year ended December 31, 2025, compared to $263.9 million for the year ended December 31, 2024. Selling, general, and administrative expense for the year ended December 31, 2025 decreased by $27.8 million, or 10.5%, compared to the year ended December 31, 2024.

The decrease in selling, general, and administrative expense was primarily due to:

•
an $86.3 million decrease in transaction costs attributable to the Sterling Acquisition, of which $29.0 million related to professional service, legal, and other fees, $33.4 million related to cash compensation expense due to the conversion of Sterling equity awards to cash awards as part of the transaction, $16.5 million related to debt refinancing costs, $5.0 million of post-combination restructuring costs, and $2.4 million in transaction related bonuses; and
•
an $11.8 million decrease in Legacy First Advantage share-based compensation expense as the prior year included the impact of modifications to the equity award agreements for the Company’s former Chief Financial Officer and former President, Americas, made in connection with each executive’s retirement agreement.

The decrease in selling, general, and administrative expense was partially offset by $77.8 million of Sterling expenses recognized after the Sterling acquisition.

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
•
$26.4 million of Sterling expenses recognized after the Sterling acquisition, of which $8.8 million relates to post-combination restructuring costs;
•
a $11.1 million increase in Legacy First Advantage share-based compensation expense primarily as a result of a modification to the vesting terms of outstanding unvested and unearned performance-based equity awards in May 2023 and incremental awards granted and modifications made to the equity award agreements for the Company’s former Chief Financial Officer and former President, Americas, as part of each executive’s retirement agreement; and,
•
a $1.6 million increase in expenses related to litigation in the ordinary course of business.

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

Depreciation and Amortization

	Year Ended December 31,
(in thousands)	2025	2024	2023
Depreciation and amortization	$248,583	$145,919	$129,473

Depreciation and amortization was $248.6 million for the year ended December 31, 2025, compared to $145.9 million for the year ended December 31, 2024. Depreciation and amortization for the year ended December 31, 2025 increased by $102.7 million, or 70.4% compared to the year ended December 31, 2024.

Depreciation and amortization was $145.9 million for the year ended December 31, 2024, compared to $129.5 million for the year ended December 31, 2023. Depreciation and amortization for the year ended December 31, 2024 increased by $16.4 million, or 12.7% compared to the year ended December 31, 2023.

The increase for the year ended December 31, 2025 and December 31, 2024 was primarily due to the impact of the step up in fair value of property and equipment and intangible assets as a result of the application of purchase accounting related to the Sterling Acquisition.

Interest Expense, Net

	Year Ended December 31,
(in thousands)	2025	2024	2023
Interest expense, net	$168,667	$51,848	$33,040

Interest expense, net was $168.7 million for the year ended December 31, 2025, compared to $51.8 million for the year ended December 31, 2024. Interest expense, net for the year ended December 31, 2025 increased by $116.8 million, or 225.3%, compared to the year ended December 31, 2024.

Interest expense, net was $51.8 million for the year ended December 31, 2024, compared to $33.0 million for the year ended December 31, 2023. Interest expense, net for the year ended December 31, 2024 increased by $18.8 million, or 56.9%, compared to the year ended December 31, 2023.

The increase for the year ended December 31, 2025 and December 31, 2024 was primarily driven by higher borrowings under the term loan facility, which included an incremental principal amount of $1,620.3 million and an expanded revolver commitment of $150.0 million, in connection with the Sterling Acquisition. Interest expense, net was further impacted by unrealized gains and losses on the Company’s interest rate swaps.

Loss on Extinguishment of Debt

	Year Ended December 31,
(in thousands)	2025	2024	2023
Loss on extinguishment of debt	$1,052	$383	$—

Loss on extinguishment of debt for the year ended December 31, 2025, relates to the write-off of unamortized deferred financing costs as a result of voluntary principal repayments of $65.0 million on the Company’s outstanding term loan facility.

Loss on extinguishment of debt for the year ended December 31, 2024, relates to expenses stemming from the write-off of debt issuance costs associated with the October 2024 refinancing of the First Lien Credit Agreement in connection with the Sterling Acquisition.

Provision for Income Taxes

	Year Ended December 31,
(in thousands)	2025	2024	2023
(Benefit) provision for income taxes	$(2,427)	$(4,342)	$11,183

Our benefit for income taxes was $(2.4) million for the year ended December 31, 2025, compared to $(4.3) million for the year ended December 31, 2024. Our benefit for income taxes for the year ended December 31, 2025 decreased by $1.9 million, compared to the year ended December 31, 2024.

The decrease in our benefit for income taxes was primarily due to the decrease of net book loss before income taxes, jurisdictional mix of earnings, higher income taxes in the jurisdictions outside of the U.S., and U.S. state income taxes, during the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Our (benefit) provision for income taxes was $(4.3) million for the year ended December 31, 2024, compared to $11.2 million for the year ended December 31, 2023. Our provision for income taxes for the year ended December 31, 2024 decreased by $15.5 million, compared to the year ended December 31, 2023.

The decrease in our provision for income taxes was primarily due to the loss before income taxes during the year ended December 31, 2024, as compared to income before income taxes during the year ended December 31, 2023, and the increase of the nondeductible share-based compensation and transaction costs incurred in connection with the Sterling acquisition.

Net (Loss) Income and Net (Loss) Income Margin

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	2023
Net (loss) income	$(34,824)	$(110,273)	$37,293
Net (loss) income margin	(2.2)%	(12.8)%	4.9%

Net loss was $(34.8) million for the year ended December 31, 2025, compared to $(110.3) million for the year ended December 31, 2024. Net loss for the year ended December 31, 2025 decreased by $75.4 million, or 68.4%, compared to the year ended December 31, 2024.

Net loss margin was (2.2)% for the year ended December 31, 2025, compared to (12.8)% the year ended December 31, 2024. The improvement in our net loss margin was primarily driven by a reduction in transaction costs associated with the Sterling Acquisition, our continued ability to leverage operational efficiencies to manage overall expenses, and increased customer demand for our products and services, which contributed to higher profitability. These improvements were offset by increases in depreciation and amortization and interest costs, primarily as a result of the Sterling Acquisition.

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

Adjusted EBITDA was $441.4 million, $249.3 million, and $237.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. This represented an Adjusted EBITDA Margin of 28.0%, 29.0%, and 31.1% for the years ended December 31, 2025, 2024, and 2023, respectively.

Adjusted EBITDA for the year ended December 31, 2025 increased by $192.1 million, or 77.1%, compared to the year ended December 31, 2024, primarily due to the Sterling Acquisition and related synergies. Adjusted EBITDA for Legacy First Advantage for the year ended December 31, 2025 increased by $0.8 million, compared to the year ended December 31, 2024, driven by higher revenues from existing and new customers, including ongoing strength in upselling and cross-selling, operational efficiencies, and certain other cost savings actions taken by the Company.

Adjusted EBITDA for the year ended December 31, 2024 increased by $11.7 million, or 4.9%, compared to the year ended December 31, 2023, primarily due to the Sterling Acquisition. Adjusted EBITDA for Legacy First Advantage for the year ended December 31, 2024 decreased by $9.4 million or 3.9%, compared to the year ended December 31, 2023, as macroeconomic events impacted our revenues attributed to existing customers. These decreases were partially offset by increased revenues from certain existing and new customers, including ongoing strength in upselling and cross-selling, cost structure benefits due to increased automation, operational efficiencies, and certain other cost savings actions taken by the Company.

The following table presents a reconciliation of Adjusted EBITDA for the periods presented.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net (loss) income	$(34,824)	$(110,273)	$37,293
Interest expense, net	168,667	51,848	33,040
(Benefit) provision for income taxes	(2,427)	(4,342)	11,183
Depreciation and amortization	248,583	145,919	129,473
Loss on extinguishment of debt	1,052	383	—
Share-based compensation(a)	24,456	31,762	15,265
Transaction and acquisition-related charges(b)	8,741	128,234	4,364
Integration, restructuring, and other charges(c)	27,147	5,771	6,938
Adjusted EBITDA	$441,395	$249,302	$237,556
(a)
Share-based compensation for the years ended December 31, 2025, 2024, and 2023 includes approximately $7.1 million, $13.1 million, and $6.6 million, respectively, of incrementally recognized expense associated with the May 2023 modification of the vesting terms of outstanding unvested and unearned performance-based options, restricted stock units, and restricted stock awards. Share-based compensation for the year ended December 31, 2024, also includes approximately $4.2 million of incrementally recognized expense associated with the retirements of the Company's former Chief Financial Officer and President, Americas. See Note 10 to the audited consolidated financial statements included elsewhere in this Annual Report for further information.
(b)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the year ended December 31, 2025 include approximately $8.0 million of expense associated with the Sterling Acquisition, primarily consisting of $7.7 million of compensation expense attributable to converted Sterling equity awards. Transaction and acquisition related charges for the year ended December 31, 2024 include approximately $125.7 million of expense associated with the Sterling Acquisition, primarily consisting of $41.2 million of compensation expense attributable to converted Sterling equity awards, of which $38.9 million related to accelerated vesting for employees terminated after the acquisition, $45.8 million of legal, regulatory, integration, and diligence professional service fees, $16.5 million in debt refinancing costs, $10.7 million in post-combination restructuring expenses, $9.5 million in success-based banking fees, and $2.0 million of other one-time transaction charges. The years ended December 31, 2025, 2024, and 2023 also include insurance costs related to the Company's initial public offering.
(c)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, impairment of capitalized software, (gains) losses on the sale of assets, and other non-recurring items. Integration, restructuring, and other charges for the year ended December 31, 2025 include approximately $18.1 million of expense associated with the integration of Sterling, $1.5 million of expenses related to debt refinancing activities, as well as capitalized software impairment charges of approximately $1.2 million.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenues. The following table presents the calculation of Adjusted EBITDA Margin for the periods presented.

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	2023
Adjusted EBITDA	$441,395	$249,302	$237,556
Revenues	1,574,389	860,205	763,761
Adjusted EBITDA Margin	28.0%	29.0%	31.1%

The following table presents a calculation of Adjusted EBITDA and Adjusted EBITDA Margin by segment for the periods presented. Refer to Note 17 to the audited consolidated financial statements included elsewhere in this Annual Report for a reconciliation of Adjusted EBITDA for the periods presented by segment.

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	2023
Adjusted EBITDA (1)
First Advantage Americas	$211,560	$210,990	$221,645
First Advantage International	17,434	17,194	15,911
Sterling	212,401	21,118	—
Adjusted EBITDA	$441,395	$249,302	$237,556

Revenues
First Advantage Americas	$701,634	$658,758	$673,075
First Advantage International	104,868	96,854	96,832
Sterling	777,194	113,068	—
Less: intersegment eliminations	(9,307)	(8,475)	(6,146)
Total revenues	$1,574,389	$860,205	$763,761

Adjusted EBITDA Margin
First Advantage Americas	30.2%	32.0%	32.9%
First Advantage International	16.6%	17.8%	16.4%
Sterling	27.3%	18.7%	n/a
Adjusted EBITDA Margin	28.0%	29.0%	31.1%
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

Adjusted Net Income was $181.7 million, $123.7 million, and $145.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. Adjusted Diluted Earnings Per Share was $1.04, $0.82, and $1.00 for the years ended December 31, 2025, 2024, and 2023, respectively.

Adjusted Net Income for the year ended December 31, 2025 increased by $58.0 million, or 46.9%, compared to the year ended December 31, 2024. Adjusted Diluted Earnings Per Share for the year ended December 31, 2025 increased by $0.22, or 26.8%, compared to the year ended December 31, 2024. Adjusted Net Income and Adjusted Diluted Earnings Per Share increased during the year ended December 31, 2025, primarily due to the Sterling Acquisition. This increase was offset by fluctuations in interest expense resulting from changes in our capital structure and the dilutive impact of the new shares issued for the Sterling Acquisition.

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

The following table presents a reconciliation of Adjusted Net Income for the periods presented.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net (loss) income	$(34,824)	$(110,273)	$37,293
(Benefit) provision for income taxes	(2,427)	(4,342)	11,183
(Loss) income before provision for income taxes	(37,251)	(114,615)	48,476
Debt-related charges(a)	16,718	549	12,845
Acquisition-related depreciation and amortization(b)	204,678	112,966	102,659
Share-based compensation(c)	24,456	31,762	15,265
Transaction and acquisition-related charges(d)	8,741	128,234	4,364
Integration, restructuring, and other charges(e)	27,147	5,771	6,938
Adjusted Net Income before income tax effect	244,489	164,667	190,547
Less: Adjusted income taxes(f)	62,809	40,953	44,759
Adjusted Net Income	$181,680	$123,714	$145,788

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented.

	Year Ended December 31,
	2025	2024	2023
Diluted net (loss) income per share (GAAP)	$(0.20)	$(0.74)	$0.26
Adjusted Net Income adjustments per share
(Benefit) provision for income taxes	(0.01)	(0.03)	0.08
Debt-related charges(a)	0.10	0.00	0.09
Acquisition-related depreciation and amortization(b)	1.17	0.75	0.70
Share-based compensation(c)	0.14	0.21	0.10
Transaction and acquisition-related charges(d)	0.05	0.85	0.03
Integration, restructuring, and other charges(e)	0.16	0.05	0.05
Adjusted income taxes(f)	(0.36)	(0.27)	(0.31)
Adjusted Diluted Earnings Per Share (Non-GAAP)	$1.04	$0.82	$1.00

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP)	173,199,004	148,582,226	146,226,096
Options and restricted stock not included in weighted average number of shares outstanding—diluted (GAAP) (using treasury stock method)	1,956,781	2,606,405	—
Adjusted weighted average number of shares outstanding—diluted (Non-GAAP)	175,155,785	151,188,631	146,226,096
(a)
Represents the loss on extinguishment and non-cash interest expense related to the amortization of debt issuance costs for the 2021 February and 2024 October refinancing of the Company’s First Lien Credit Facility. This adjustment also includes the impact of the change in fair value of interest rate swaps, which represents the difference between the fair value gains or losses and actual cash payments and receipts on the interest rate swaps.
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
(c)
Share-based compensation for the years ended December 31, 2025, 2024, and 2023 includes approximately $7.1 million, $13.1 million, and $6.6 million, respectively, of incrementally recognized expense associated with the May 2023 modification of the vesting terms of outstanding unvested and unearned performance-based options, restricted stock units, and restricted stock awards. Share-based compensation for the year ended December 31, 2024, also includes approximately $4.2 million of incrementally recognized expense associated with the retirements of the Company's former Chief Financial Officer and President, Americas. See Note 10 to the audited consolidated financial statements included elsewhere in this Annual Report for further information.
(d)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the year ended December 31, 2025 include approximately $8.0 million of expense associated with the Sterling Acquisition, primarily consisting of $7.7 million of compensation expense attributable to converted Sterling equity awards. Transaction and acquisition related charges for the year ended December 31, 2024 include approximately $125.7 million of expense associated with the Sterling Acquisition, primarily consisting of $41.2 million of compensation expense attributable to converted Sterling equity awards, of which $38.9 million related to accelerated vesting for employees terminated after the acquisition, $45.8 million of legal, regulatory, integration, and diligence professional service fees, $16.5 million in debt refinancing costs, $10.7 million in post-combination restructuring expenses, $9.5 million in success-based banking fees, and $2.0 million of other one-time transaction charges. The years ended December 31, 2025, 2024, and 2023 also include insurance costs related to the Company's initial public offering.
(e)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, impairment of capitalized software, (gains) losses on the sale of assets, and other non-recurring items. Integration, restructuring, and other charges for the year ended December 31, 2025 include approximately $18.1 million of expense associated with the integration of Sterling, $1.5 million of expenses related to debt refinancing activities, as well as capitalized software impairment charges of approximately $1.2 million.
(f)
Effective tax rates of approximately 25.7%, 24.9% and 23.5% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had net operating loss carryforwards of approximately $15.1 million for federal income tax purposes available to reduce future income subject to income taxes. The federal net operating loss carryforward is subject to annual limitation under IRC Section 382, which affects the timing of when these attributes can be used. As a result, the amount of actual cash taxes we may pay for federal income taxes differs significantly from the effective income tax rate computed in accordance with GAAP and from the normalized rate shown above.

Liquidity and Capital Resources

Liquidity

The Company’s primary liquidity requirements are for working capital, debt service, ongoing investments in software development and other capital expenditures, as well as other strategic initiatives such as the integration of Sterling. In addition, income taxes represent, and are expected to continue to represent, a significant use of cash depending on future profitability and applicable tax rates. The Company’s liquidity needs are met primarily through existing balance sheet cash, cash flows from operations, as well as funds available under our revolving credit facility and proceeds from our term loan borrowings, including incremental term loan borrowings incurred to fund the Sterling Acquisition. Our cash flows from operations include cash received from customers, less cash costs to provide services to our customers, which includes general and administrative costs and interest payments.

As of December 31, 2025, we had $240.0 million in cash and cash equivalents and $249.3 million available under our revolving credit facility. As of December 31, 2025, we had $2,114.5 million of total debt outstanding. We believe our cash on hand, together with amounts available under our revolving credit facility and cash provided by operating activities are and will continue to be adequate to meet our operational and business needs in the next 12 months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors that may be beyond our control, including those described under “Risk Factors.”

Dividend

On August 8, 2023, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share to stockholders of record at the close of business on August 21, 2023. Since August 31, 2023 through December 31, 2025, the Company has paid an aggregate cash dividend of $218.1 million with cash from the balance sheet. Any further determination to pay dividends on our capital stock will be at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our Board of Directors considers relevant.

Credit Agreement

First Advantage Holdings, LLC, an indirect wholly-owned subsidiary of the Company, was a party to a First Lien Credit Agreement (as amended, “First Lien Credit Agreement”), which provided for a term loan of $766.6 million due January 31, 2027, carrying an interest rate prior to the effectiveness of the 2024 First Lien Credit Agreement of 2.75% to 3.00%, based on the first lien ratio, plus the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (“SOFR”) (subsequent to an amendment in June 2023 to transition the reference rate from LIBOR (the London Interbank Offer Rate)), and a $100.0 million revolving credit facility due July 31, 2026.

In connection with the Sterling Acquisition, on October 31, 2024, the Company refinanced its existing First Lien Credit Agreement and all related Sterling debt (the “2024 First Lien Credit Agreement”). The 2024 First Lien Credit Agreement provided for a term loan of $2.185 billion due October 31, 2031, carrying an interest rate of 3.00% to 3.25%, based on the first lien ratio, plus SOFR and a $250.0 million revolving credit facility due October 31, 2029.

On July 30, 2025, the Company amended its 2024 First Lien Credit Agreement (“2025 Amended First Lien Credit Agreement”) to reduce the interest rate on its term loan facility to a range of 2.50% to 2.75%, based on the first lien ratio, plus SOFR (“First Lien Credit Facility”). The amendment also reduced the interest rate on its revolving credit facility to a range of 2.25% to 2.75%, based on the first lien ratio, plus SOFR (“Amended Revolver”).

Borrowings under the 2025 Amended First Lien Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) a base rate or (b) SOFR, which is subject to a floor of 0.00% per annum. The applicable margins under the agreement are subject to stepdowns based on our first lien net leverage ratio. In addition, the borrower, First Advantage Holdings, LLC is required to pay a commitment fee on any unutilized commitments under the revolving credit facility. The commitment fee rate ranges between 0.25% and 0.50% per annum based on our first lien net leverage ratio. The borrower is also required to pay customary letter of credit fees. The First Lien Credit Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount. The Amended Revolver has no amortization.

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

Share Repurchase Program

On February 25, 2026, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s common stock (the “2026 Repurchase Program”) with no expiration date. Stock repurchases may be effected through open market repurchases at prevailing market prices, including through the use of block trades and trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately-negotiated transactions, through other transactions in accordance with applicable securities laws, or a combination of these methods on such terms and in such amounts as the Company deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing, manner, value, and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price and liquidity requirements, other business considerations and general market and economic conditions. No shares will be purchased from SLP Fastball Aggregator, L.P. and its affiliates. The Company may discontinue or modify purchases without notice at any time. The Company plans to use its existing cash to fund repurchases made under the 2026 Repurchase Program.

Cash Flow Analysis

Comparison of Cash Flows for the Year Ended December 31, 2025 compared to the Year Ended December 31, 2024 and for the Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

The following table is a summary of our cash flow activity for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by operating activities	$195,126	$28,196	$162,820
Net cash used in investing activities	(54,130)	(1,651,988)	(66,847)
Net cash (used in) provided by financing activities	(70,757)	1,581,065	(273,556)

Cash Flows from Operating Activities

For the years ended December 31, 2025, 2024, and 2023, net cash provided by operating activities was $195.1 million, $28.2 million, and $162.8 million, respectively.

Cash flows from operating activities for the year ended December 31, 2025 were positively impacted by revenue growth from existing customers, new customer go-lives, and contributions from the Sterling Acquisition. These benefits were partially offset by interest payments on the Company’s term loan and revolving credit facility totaling approximately $160.8 million and the timing of professional service and legal fee payments related to the acquisition and integration of Sterling.

Cash flows from operating activities for the year ended December 31, 2024 were impacted by the timing of payments of legal, regulatory, professional service, banking, and other one-time fees related to Sterling Acquisition, as well as the cash payout of Sterling converted cash awards. Cash flows from operating activities were further impacted by the continuation of more modest hiring activity from our customers resulting from changes in the hiring environment.

Cash flows from operating activities for the year ended December 31, 2023 were impacted by the continuation of more modest hiring activity from our customers in the First Advantage Americas segment and softness internationally, resulting from the ongoing uncertainty from the economic environment that began to impact hiring demand in late 2022. Additionally, cash flows from operating activities in 2023 were impacted by a $9.7 million outflow due to working capital.

Cash Flows from Investing Activities

For the years ended December 31, 2025, 2024, and 2023, net cash used in investing activities was $54.1 million, $1,652.0 million, and $66.8 million, respectively.

Cash flows used in investing activities for the year ended December 31, 2025 were driven primarily by capitalized software development costs and purchases of property and equipment as the Company continued to make incremental investments in its technology platform.

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

Cash Flows from Financing Activities

For the years ended December 31, 2025, 2024, and 2023, net cash (used in) provided by financing activities was $(70.8) million, $1,581.1 million, and $(273.6) million, respectively.

Net cash used in financing activities for the year ended December 31, 2025 was primarily driven by $70.5 million of principal repayments on the Company’s term loan.

Net cash used in financing activities for the year ended December 31, 2024 was driven by the Company’s October 2024 refinancing of the First Lien Credit Agreement in connection with the Sterling Acquisition. Cash inflows related to this refinancing were $1,679.1 million, partially offset by cash outflows of $59.2 million. As part of the refinancing, the Company paid $38.2 million related to new debt issuance costs. The remaining outflows primarily consisted of payments on a deferred purchase of a software platform and dividends paid on vested RSUs as a result of the Company’s August 2023 one-time special dividend. These outflows were offset partially by cash inflows related to share-based compensation activity.

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

Contractual Obligations, Commitments, and Other Contingencies

Contractual obligations, commitments, and other contingencies for the Company are comprised of debt, leases, purchase obligations, uncertain tax positions, and other commitments. The following sections provide details of material cash requirements from known contractual and other obligations as of December 31, 2025.

Debt

As of December 31, 2025, the Company had $2,114.5 million outstanding under its 2025 Amended First Lien Credit Agreement due October 31, 2031. No principal payments are due within the next 12 months, as detailed further in Note 6 to the audited consolidated financial statements included elsewhere in this Annual Report. Future interest payments associated with the 2025 Amended First Lien Credit Agreement total $788.7 million, with $137.3 million payable within the next twelve months. Estimated future interest payments are based on the actual interest rates on individual debt and swap agreements outstanding at December 31, 2025. Actual interest rates on our variable rate debt and interest rate swap agreements, and the actual amount of our variable indebtedness could vary from the amounts used to compute the amounts.

As of December 31, 2025, we had no borrowings outstanding under our Revolver.

Leases

As of December 31, 2025, total contractual obligations for operating leases were $10.2 million. This excludes operating leases with original maturities of less than one year, which are not recorded in our consolidated balance sheet. As of December 31, 2025, nominal outstanding amounts were due under finance lease agreements.

For further information, see Note 14 to the audited consolidated financial statements included elsewhere in this Annual Report.

Purchase Obligations

The Company has entered into a twelve month contract with a third-party service provider which contains a minimum volume commitment. The Company expects to exceed the stipulated minimum volume of purchases required in 2026 through the ordinary course of business.

Uncertain Tax Positions

The Company has accrued approximately $5.2 million for uncertain tax positions and accrued interest and penalties of $1.5 million related to the uncertain tax positions as of December 31, 2025. See Note 8 to the audited consolidated financial statements included elsewhere in this Annual Report for further information.

Other Commitments

At December 31, 2025, the Company had accrued $8.7 million relating to legal proceedings in which the Company believes a loss is both probable and estimable. See Note 13 to the audited consolidated financial statements included elsewhere in this Annual Report for further information.

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

For quantitative goodwill impairment tests, the fair value for each reporting unit is determined using a discounted cash flow method. Key assumptions for computing fair value include discount rate, long term growth rate, foreign currency exchange rate, and cash flow projections for each reporting unit. No goodwill impairment was recognized for 2025. See Note 2 to the audited consolidated financial statements included elsewhere in this Annual Report for more information on our goodwill impairment testing.

Income Taxes

In determining taxable income for our consolidated financial statements, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses.

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

ASC 740 requires a valuation allowance to reduce the deferred income tax assets recorded if, based on the weight of the evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. The Company evaluates all of the positive and negative evidence quarterly to determine the need for a valuation allowance. After consideration of all of the evidence, the Company has determined that a valuation allowance of $5.9 million and $5.6 million is necessary at December 31, 2025 and 2024, respectively.

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

Interest Rate Risk

We had cash and cash equivalents of $240.0 million and $168.7 million as of December 31, 2025 and 2024, respectively. Our cash and cash equivalents consist primarily of bank demand deposits. We hold cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes.

We do not have material exposure to market risk with respect to our cash and cash equivalents as these consist primarily of highly liquid investments purchased with original maturities of twelve months or less at December 31, 2025 and 2024.

Our debt includes variable-rate debt and a revolving credit facility that bear interest based on SOFR. As a result, we are exposed to fluctuations in interest rates on our long-term debt. The carrying value of our long-term debt, excluding finance lease and other long-term obligations, was $2,080.0 million as of December 31, 2025. The carrying value of the Company’s term loan approximates its fair value as of December 31, 2025 as the underlying interest rate is tied to SOFR. As of December 31, 2025, a hypothetical 100 basis point change in the interest rate would increase or decrease the interest expense on the First Lien Credit Facility for the next 12 months by approximately $21.1 million. See Note 6 to the audited consolidated financial statements included elsewhere in this Annual Report for more information on our debt offerings and any outstanding debt.

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

In December 2023, the Company entered into two interest rate swap agreements, each with a notional amount of $150.0 million. Effective December 29, 2023, the first interest rate swap agreement hedged our floating SOFR rate outstanding debt with a fixed rate of 3.86%. Effective March 1, 2024, the second interest rate swap agreement hedged our floating SOFR rate outstanding debt with a fixed rate of 3.76%. The interest rate swaps effective December 29, 2023 and March 1, 2024 each mature on December 31, 2026.

In August 2024, the Company entered into an interest rate swap agreement with a notional amount of $160.0 million that matures on December 31, 2026. The interest rate swap hedged our floating SOFR rate outstanding debt with a fixed rate of 3.72%.

In November 2024, the Company entered into an interest rate swap agreement with a notional amount of $275.0 million that matures on October 31, 2027. The interest rate swap hedged our floating SOFR rate outstanding debt with a fixed rate of 3.94%.

In April 2025, the Company entered into an interest rate swap agreement with a notional amount of $250.0 million that matures on April 30, 2028. The interest rate swap hedged our floating SOFR rate outstanding debt with a fixed rate of 3.56%.

Refer to Note 7 to the audited consolidated financial statements included elsewhere in this Annual Report for more information about our interest rate collar and swap agreements.

Foreign Currency Exchange Risk

We have exposure to the effects of foreign currency exchange rate fluctuations due to our global operations. The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. Principal foreign currency exposures relate primarily to the British Pound Sterling, Australian Dollar, and Canadian Dollar, and to a lesser extent the Indian Rupee, Singapore Dollar, and Chinese Renminbi.

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

We historically have not hedged our investments in foreign subsidiaries or our exposure to transaction gains or losses resulting from fluctuations in foreign currency exchange rates. Currency translation income (loss) included in other comprehensive (loss) income were approximately $17.0 million, $(16.2) million, and $1.2 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment using those criteria, our management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of its Board of Directors. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report, which appears in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K), except as described in the table below.

Trading Arrangement
Director/Officer Name	Title	Date of Adoption/Termination	Rule 10b5-1(1)	Non-Rule 10b5-1	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(2)	Aggregate Number of Securities to Be Purchased or Sold
Joelle Smith	President	Adopted December 9, 2025	X		December 2, 2026	Sale of up to 23,334 shares of common stock in one transaction
(1)
Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2)
A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.

New Equity Awards

On February 25, 2026, upon the recommendation of the Compensation Committee, the Company’s Board of Directors approved equity awards for the Company’s executive officers as part of its review of annual compensation. The equity awards consist of Restricted Stock Units and Nonqualified Stock Options, as each such term is defined in the First Advantage 2021 Omnibus Incentive Plan, to be granted on March 2, 2026 (the “Grant Date”), as set forth below. The number of Restricted Stock Units to be granted will equal the amount set forth in the table below, divided by the average closing price of First Advantage Common Stock on the twenty days preceding the Grant Date (rounded up to the nearest whole unit), pursuant to the form of Restricted Stock Unit Agreement, substantially in the form attached as Exhibit 10.8 to this report (Form of Restricted Stock Unit Award Grant Notice and Agreement), The number of Nonqualified Stock Options to be granted will equal the amount set forth in the table below divided by the fair market value of one Nonqualified Stock Option on the Grant Date determined using a Black-Scholes valuation (rounded up to the nearest whole option) and a per share exercise price equal to the closing price, as reported on NASDAQ, of a share of First Advantage Common Stock on the Grant Date, pursuant to a form of Option Agreement, substantially in the form attached as Exhibit 10.5 to this report (Form of Standard Option Award Grant Notice and Agreement). Each of the foregoing awards shall vest 25% per year in equal installments, on each of the first four anniversaries of the Vesting Reference Date (shown in the table below), subject to each executive officer’s continued employment through each applicable vesting date.

Officer Name	Title	Value of Restricted Stock Units	Value of Nonqualified Stock Options	Vesting Reference Date
Scott Staples	Chief Executive Officer	$2,000,000	$3,000,000	3/2/2026
Steven Marks	Chief Financial Officer	800,000	1,200,000	3/2/2026
Douglas Nairne	Global Chief Operating Officer	800,000	1,200,000	3/2/2026
Joelle M. Smith	President	1,200,000	1,800,000	3/2/2026
Bret T. Jardine	Chief Legal Officer	200,000	300,000	3/2/2026

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted a written Global Code of Conduct and Ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Global Code of Conduct and Ethics is posted under the “Governance” section on our website, https://investors.fadv.com/. Our Global Code of Conduct and Ethics contains our “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website.

The remaining information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

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

10.12 †	Form of Restrictive Covenant Agreement for Named Executive Officers (incorporated by reference to Exhibit 10.3 to First Advantage’s Quarterly Report on Form 10-Q filed on May 10, 2023).
10.13 †	Form of Option Conversion Notice (incorporated by reference to Exhibit 4.12 to First Advantage’s Registration Statement on Form S-8 filed on June 25, 2021).

Exhibit Number	Description
10.14 †

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

10.20 †

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

10.23 †

Class C LP Unit Grant Agreement, dated February 9, 2020, between Fastball Holdco, L.P. and David L. Gamsey (incorporated by reference to Exhibit 10.9 to First Advantage’s Registration Statement on Form S-1 filed on May 28, 2021).

10.24 †

Option Grant Agreement (Class B LP Units), dated February 9, 2020, among Fastball Holdco, L.P., Bret Jardine and First Advantage Background Services Corp (incorporated by reference to Exhibit 10.16 to First Advantage’s Registration Statement on Form S-1/A filed on June 14, 2021).

10.25†

Retirement Agreement, dated as of August 7, 2024, between David L. Gamsey and First Advantage Corporation (incorporated herein by reference to Exhibit 10.1 of First Advantage’s Form 8-K filed on August 8, 2024).

10.26†

Retirement Agreement, dated as of September 3, 2024, between Joseph Jaeger and First Advantage Corporation (incorporated herein by reference to Exhibit 10.1 of First Advantage’s Form 8-K filed on September 3, 2024).

10.27†

Letter Agreement, dated August 6, 2025, between First Advantage Corporation and Steven Marks (incorporated herein by reference to Exhibit 10.1 of First Advantage Corporation’s Form 10-Q filed on August 7, 2025).

10.28†

First Amendment to Employment Agreement, dated August 6, 2025, between First Advantage Limited, First Advantage Corporation and Douglas Nairne (incorporated herein by reference to Exhibit 10.2 of First Advantage Corporation’s Form 10-Q filed on August 7, 2025).

10.29†

First Advantage Corporation Non-Employee Director Compensation Policy, as amended on August 6, 2025 (incorporated herein by reference to Exhibit 10.3 of First Advantage Corporation’s Form 10-Q filed on August 7, 2025).

10.30

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

10.32

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

10.34

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

10.35

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

FIRST ADVANTAGE CORPORATION

Date: February 26, 2026	By:	/s/ Steven Marks
Steven Marks
Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Staples	Chief Executive Officer and Director	February 26, 2026
Scott Staples	(principal executive officer)

/s/ Steven Marks	Executive Vice President & Chief Financial Officer	February 26, 2026
Steven Marks	(principal financial and accounting officer)

/s/ Joseph Osnoss	Director	February 26, 2026
Joseph Osnoss

/s/ Susan R. Bell	Director	February 26, 2026
Susan R. Bell

/s/ James L. Clark	Director	February 26, 2026
James L. Clark

/s/ Bridgett R. Price	Director	February 26, 2026
Bridgett R. Price

/s/ John Rudella	Director	February 26, 2026
John Rudella

/s/ Judith Sim	Director	February 26, 2026
Judith Sim

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of First Advantage Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of First Advantage Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

February 26, 2026

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of First Advantage Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Advantage Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders’ equity, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

We identified revenue as a critical audit matter because the Company’s systems to process and record revenue are highly automated. This required an increased extent of effort including the need for us to involve professionals with expertise in information technology (“IT”) to identify, test, and evaluate the Company’s systems, software applications, and automated controls.

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
•
We developed expectations of revenue and compared them to the recorded balance.
•
For a selection of revenue transactions, we agreed the recorded amounts to source documents and tested the mathematical accuracy of the recorded revenue.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 26, 2026

We have served as the Company's auditor since 2013.

First Advantage Corporation

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$239,998	$168,688
Restricted cash	86	795
Accounts receivable (net of allowance for doubtful accounts of $8,084 and $3,832 at December 31, 2025 and 2024, respectively)	297,281	266,800
Prepaid expenses and other current assets	15,323	31,041
Income tax receivable	9,010	8,669
Total current assets	561,698	475,993
Property and equipment, net	250,865	307,539
Goodwill	2,143,604	2,124,528
Intangible assets, net	857,111	987,948
Deferred tax asset, net	4,183	5,682
Other assets	16,341	21,203
TOTAL ASSETS	$3,833,802	$3,922,893
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$109,888	$120,872
Accrued compensation	60,537	52,805
Accrued liabilities	49,140	44,700
Current portion of long-term debt	—	21,850
Current portion of operating lease liability	3,568	4,245
Income tax payable	2,298	1,942
Deferred revenues	5,028	4,274
Total current liabilities	230,459	250,688
Long-term debt (net of deferred financing costs of $34,498 and $41,861 at December 31, 2025 and 2024, respectively)	2,080,039	2,121,289
Deferred tax liability, net	190,255	222,738
Operating lease liability, less current portion	5,525	9,149
Other liabilities	13,972	11,990
Total liabilities	2,520,250	2,615,854
COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 174,190,461 and 173,171,145 shares issued and outstanding as of December 31, 2025 and 2024, respectively	174	173
Additional paid-in-capital	1,528,315	1,504,007
Accumulated deficit	(194,632)	(159,808)
Accumulated other comprehensive loss	(20,305)	(37,333)
Total equity	1,313,552	1,307,039
TOTAL LIABILITIES AND EQUITY	$3,833,802	$3,922,893

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Operations and Comprehensive (Loss) Income

	Year Ended December 31,
(in thousands, except share and per share amounts)	2025	2024	2023
REVENUES	$1,574,389	$860,205	$763,761

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization below)	855,306	448,911	386,777
Product and technology expense	101,853	63,817	49,263
Selling, general, and administrative expense	236,179	263,942	116,732
Depreciation and amortization	248,583	145,919	129,473
Total operating expenses	1,441,921	922,589	682,245
INCOME (LOSS) FROM OPERATIONS	132,468	(62,384)	81,516

OTHER EXPENSE, NET:
Interest expense, net	168,667	51,848	33,040
Loss on extinguishment of debt	1,052	383	—
Total other expense, net	169,719	52,231	33,040
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(37,251)	(114,615)	48,476
(Benefit) provision for income taxes	(2,427)	(4,342)	11,183
NET (LOSS) INCOME	$(34,824)	$(110,273)	$37,293

Foreign currency translation income (loss)	17,028	(16,176)	1,174
COMPREHENSIVE (LOSS) INCOME	$(17,796)	$(126,449)	$38,467

NET (LOSS) INCOME	$(34,824)	$(110,273)	$37,293
Basic net (loss) income per share	$(0.20)	$(0.74)	$0.26
Diluted net (loss) income per share	$(0.20)	$(0.74)	$0.26
Weighted average number of shares outstanding - basic	173,199,004	148,582,226	144,083,808
Weighted average number of shares outstanding - diluted	173,199,004	148,582,226	146,226,096

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(34,824)	$(110,273)	$37,293
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	248,583	145,919	129,473
Loss on extinguishment of debt	1,052	383	—
Amortization of deferred financing costs	6,311	2,619	1,807
Bad debt expense (recovery)	705	158	(56)
Deferred taxes	(31,011)	(31,418)	(19,497)
Share-based compensation	24,456	31,762	15,265
Loss on foreign currency exchange rates	—	—	8
Loss (gain) on disposal and impairment of long-lived assets	2,155	(275)	1,608
Change in fair value of interest rate swaps	4,842	(10,511)	116
Changes in operating assets and liabilities:
Accounts receivable	(29,672)	20,775	2,339
Prepaid expenses and other assets	12,396	(1,908)	13,440
Accounts payable	(16,020)	(25,450)	(8,503)
Accrued compensation and accrued liabilities	6,380	7,176	(9,301)
Deferred revenues	735	762	788
Operating lease liabilities	(35)	(883)	(1,378)
Other liabilities	(1,265)	(961)	347
Income taxes receivable and payable, net	338	321	(929)
Net cash provided by operating activities	195,126	28,196	162,820
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs	(47,619)	(30,545)	(25,614)
Purchases of property and equipment	(6,633)	(1,720)	(2,085)
Acquisitions of businesses, net of cash acquired	—	(1,619,812)	(41,122)
Other investing activities	122	89	1,974
Net cash used in investing activities	(54,130)	(1,651,988)	(66,847)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of First Lien Credit Facility	(70,463)	(59,200)	—
Proceeds from issuance of common stock under share-based compensation plans	3,751	14,653	4,565
Net settlement of share-based compensation plan awards	(3,912)	(14,305)	(350)
Cash dividends paid	(133)	(255)	(217,739)
Borrowings from First Lien Credit Facility	—	1,679,093	—
Payments of debt issuance costs	—	(38,212)	—
Payments on deferred purchase agreements	—	(703)	(938)
Payments on finance lease obligations	—	(6)	(104)
Share repurchases	—	—	(58,990)
Net cash (used in) provided by financing activities	(70,757)	1,581,065	(273,556)
Effect of exchange rate on cash, cash equivalents, and restricted cash	362	(1,702)	(301)
Increase (decrease) in cash, cash equivalents, and restricted cash	70,601	(44,429)	(177,884)
Cash, cash equivalents, and restricted cash at beginning of period	169,483	213,912	391,796
Cash, cash equivalents, and restricted cash at end of period	$240,084	$169,483	$213,912

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$161,803	$65,767	$45,697
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on account	$3,094	$539	$118
Non-cash property and equipment additions	$—	$540	$—
Excise taxes on share repurchases incurred but not paid	$—	$—	$490
Dividends declared but not paid	$—	$—	$614

The accompanying notes are an integral part of these consolidated financial statements.

First Advantage Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – December 31, 2022	$149	$1,176,163	$(27,363)		$(22,331)	$1,126,618
Share-based compensation	—	15,265	—		—	15,265
Repurchases of common stock	(5)	—	(59,475)		—	(59,480)
Cash dividends declared, $1.50 per share	—	(218,353)	—		—	(218,353)
Proceeds from issuance of common stock under share-based compensation plans	1	4,565	—		—	4,566
Common stock withheld for tax obligations on restricted stock unit and option settlement	(0)	(350)	—		—	(350)
Foreign currency translation	—	—	—		1,174	1,174
Net income	—	—	37,293		—	37,293
BALANCE – December 31, 2023	$145	$977,290	$(49,545)		$(21,157)	$906,733
Share-based compensation	—	31,762	—		—	31,762
Issuance of common stock upon the acquisition of Sterling Check Corp.	27	490,072	—		—	490,099
Fair value of assumed Sterling equity awards to receive equity awards attributable to pre-combination service	—	4,487	—		—	4,487
Forfeitures of previously declared cash dividends	—	48	—		—	48
Excise tax on repurchase of common stock	—	—	10		—	10
Proceeds from issuance of common stock under share-based compensation plans	2	14,653	—		—	14,655
Net settlement of restricted stock units and option awards	(1)	(14,305)	—		—	(14,306)
Foreign currency translation	—	—	—		(16,176)	(16,176)
Net loss	—	—	(110,273)		—	(110,273)
BALANCE – December 31, 2024	$173	$1,504,007	$(159,808)		$(37,333)	$1,307,039
Share-based compensation	—	24,456	—		—	24,456
Forfeitures of previously declared cash dividends	—	14	—	—	—	14
Proceeds from issuance of common stock under share-based compensation plans	2	3,749	—	—	—	3,751
Common stock withheld for tax obligations on restricted stock unit and option settlement	(1)	(3,911)	—	—	—	(3,912)
Foreign currency translation	—	—	—		17,028	17,028
Net loss	—	—	(34,824)		—	(34,824)
BALANCE – December 31, 2025	$174	$1,528,315	$(194,632)		$(20,305)	$1,313,552

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

The Company derives its revenues from a variety of background check, identity, and compliance services performed across all phases of the employee lifecycle from pre-onboarding services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent workers, and drivers. We generally classify our service offerings into three categories: pre-onboarding, post-onboarding, and adjacent products.

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

Adjacent products include products that complement our pre-onboarding and post-onboarding products and solutions. This includes fleet and vehicle compliance, hiring tax credits and incentives, employment eligibility, and investigative research.

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

Segments — Operating segments are businesses for which separate financial information is available and evaluated regularly by our chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is determined to be the Chief Executive Officer (“CEO”).

The Company’s three reportable segments include:

•
First Advantage Americas. This segment pertains to our Legacy First Advantage business and performs a variety of background check and compliance services across all phases of the workforce lifecycle from pre-onboarding services to post-onboarding and ongoing monitoring services, covering employees, contractors, contingent workers, and drivers. We generally classify our service offerings into three categories: pre-onboarding, post-onboarding, and adjacent products. We deliver our solutions across multiple industry verticals in the United States, Canada, and Latin America.
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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$—	$6,492	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Other intangible assets are subject to nonrecurring fair value measurement as the result of business acquisitions. The fair values of these assets were estimated using the present value of expected future cash flows through unobservable inputs (Level 3).

Cash and Cash Equivalents — The Company considers cash equivalents to be cash and all short-term investments that have an original maturity of ninety days or less. Interest income earned on short-term investments and interest bearing accounts is included in interest expense, net in the accompanying consolidated statements of operations and comprehensive (loss) income. The Company recorded $3.7 million, $9.6 million, and $13.4 million of interest income for the years ended December 31, 2025, 2024, and 2023, respectively. Outstanding checks in excess of funds on deposit are classified as current liabilities in the accompanying consolidated balance sheets. As of December 31, 2025 and 2024, the Company had no outstanding checks in excess of funds on deposit.

Accounts Receivable — Accounts receivable are due from customers in a broad range of industries located throughout the United States and internationally. Credit is extended based on evaluation of the customer’s financial condition, and generally, collateral is not required.

The allowance for uncollectible receivables is determined based on a comprehensive evaluation of multiple factors, including historical collection experience, cash payment patterns, specific customer issues, write-off trends, general economic conditions, and other relevant considerations. Management reviews these factors on an ongoing basis to estimate the portion of accounts receivable that is not expected to be collected. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance for doubtful accounts against amounts due in order to reduce the net recognized receivable to the amount it reasonably believes will be collected. The Company believes that the allowance for doubtful accounts at December 31, 2025 and 2024 is reasonably stated.

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

Goodwill, Trade Names, Customer Lists, and Other Intangible Assets — The Company tests goodwill for impairment annually as of October 31 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. Goodwill is tested for impairment at the reporting unit level using a fair value approach. At October 31, 2025, the Company had three reporting units comprised of First Advantage Americas, First Advantage International, and Sterling. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No impairment charges have been required.

The Company’s trade names are amortized on an accelerated basis over their expected useful lives ranging from five to twenty years. The Company recorded $19.5 million, $9.3 million, and $7.3 million of amortization expense related to trade names for the years ended December 31, 2025, 2024, and 2023, respectively.

Customer lists are amortized on an accelerated basis based upon their estimated useful lives, ranging from thirteen to fourteen years.

The Company recorded $116.7 million, $58.9 million, and $54.6 million of amortization expense related to customer lists for the years ended December 31, 2025, 2024, and 2023, respectively.

The Company’s other intangible assets are amortized on a straight-line or accelerated basis over their expected useful life of five years. The Company recorded $0.5 million, $0.5 million and $0.1 million of amortization expense related to other intangible assets for the years ended December 31, 2025, 2024, and 2023 respectively.

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

The Company calculates additional tax provisions, where applicable, related to accounting for uncertainty in income taxes, which prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company adjusts its estimates of uncertain tax positions periodically because of ongoing examinations by, and settlements with, various taxing authorities, as well as changes in tax laws, regulations, and interpretations. The Company classifies interest and penalties associated with its unrecognized tax benefits as a component of income tax expense (see Note 8. “Income Taxes”).

Impairment of Long-Lived Assets — The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment, right of use (“ROU”) assets, capitalized software, and finite-life intangible assets may not be recoverable. Conditions that could indicate an impairment assessment is needed include a significant decline in the observable market value of an asset or asset group, a significant change in the extent or manner in which an asset or asset group is used, or a significant adverse change that would indicate that the carrying amount of an asset or asset group is not recoverable. When factors indicate that these long-lived assets or asset groups should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived assets or asset groups will be recovered through the future undiscounted cash flows expected from use of the asset or asset group and its eventual disposition. If the carrying amount of the asset or asset group is determined not to be recoverable, an impairment charge is recorded based on the excess, if any, of the carrying amount over fair value. Fair values are determined based on quoted market values or discounted cash flows analyses as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment, ROU assets, capitalized software, and finite-life intangible assets may warrant revision. For the year ended December 31, 2025, the Company recognized impairment losses of $1.2 million, related to retiring legacy acquired platforms. There were no other material impairment charges for the years ended December 31, 2025, 2024, and 2023.

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

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses its estimated incremental borrowing rate to determine the initial present value of lease payments. The Company determines if a contract is or contains a lease at inception. The Company has operating and finance leases for office space, data centers, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company enters into lease contracts ranging from 1 to 6 years. Some leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years or more. The exercise of these lease renewal options is at the Company’s sole discretion and typically are not reasonably certain to renew at inception. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

Advertising Costs — Advertising costs are expensed as incurred and are included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive (loss) income. Advertising costs were $4.8 million, $2.9 million, and $1.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Derivative Instruments — The Company is exposed to certain risks relating to its ongoing business operations and mitigates interest rate risk through the use of derivative instruments. Interest rate swaps have been entered into to manage a portion of the interest rate risk associated with the Company’s variable-rate borrowings.

In accordance with ASC 815, Derivatives and Hedging, the derivative instruments are recognized and subsequently measured on the balance sheet at fair value. The Company reviewed its interest rate swaps and determined they do not meet the definition of cash flow hedges. Therefore, the guidance requires that the change in fair value of the interest rate swaps be recognized as a component of income or expense in the consolidated statements of operations and comprehensive (loss) income (see Note 7. “Derivatives”).

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

The Company had one customer which represented approximately 12% of its consolidated revenues for both years ended December 31, 2024 and 2023, in its First Advantage Americas segment. No other customer represented 10% or more of its revenue for any period presented. No customers represented 10% or more of its consolidated accounts receivable, net for any period presented.

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

The Company’s contracts with customers generally include standard commercial payment terms acceptable in each region, and do not include any financing components. The Company does not have any significant obligations for refunds, warranties, or similar obligations. The Company records revenues net of sales taxes. Due to the Company’s contract terms and the nature of the background screening industry, the Company determined its contract terms for ASC 606 purposes are generally one year or less, but can extend up to three years in limited circumstances. Incremental costs of obtaining a contract with a customer are recognized as an asset if the benefit of such costs is expected to be longer than one year. Beginning in 2024, incremental costs primarily consist of sales commissions and are amortized over three years, for certain contracts, as management estimates that this corresponds to the period over which a customer benefits from the contract. Deferred commissions as of December 31, 2025 were $2.6 million, of which $1.4 million was included in prepaid expenses and other current assets, and $1.2 million was included in other assets in the accompanying consolidated balance sheets. Deferred commissions as of December 31, 2024 were immaterial.

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

Foreign Currency — The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using average exchange rates prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated net of tax in a separate component of equity. Foreign currency translation income (loss) included in accumulated other comprehensive (loss) income were approximately $17.0 million, $(16.2) million, and $1.2 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

Gains or losses resulting from foreign currency transactions are included in the accompanying consolidated statements of operations and comprehensive (loss) income, except for those relating to intercompany transactions of a long-term investment nature, which are captured in a separate component of equity as accumulated other comprehensive (loss) income. Foreign currency transaction income (loss) included in the accompanying consolidated statements of operations and comprehensive (loss) income was approximately $1.0 million, $0.4 million, and $(0.1) million, for the years ended December 31, 2025, 2024, and 2023, respectively.

Share-based Compensation — Prior to the Company’s 2021 Initial Public Offering (“IPO”), all share-based awards were issued by a parent of the Company under individual grant agreements and the partnership agreement (collectively the “2020 Equity Plan”). Following the IPO, share-based awards are issued to employees and non-employee directors under the 2021 Omnibus Incentive Plan (as amended by the First Amendment, dated as of May 10, 2023, the “2021 Equity Plan”). Both plans were designed with the intention of promoting the long-term success of the Company by attracting, motivating, and retaining key employees of the Company. Additionally, as part of the Sterling Acquisition, certain outstanding equity awards held by Sterling employees were converted into equity awards of the Company (“Sterling Acquisition Awards”).

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

Net Income Per Share — Basic net income per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Basic weighted-average shares outstanding excludes nonvested restricted stock. Diluted net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on net income per share. Diluted weighted average shares outstanding is similar to basic weighted-average shares outstanding, except that the weighted-average number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common share had been issued, including the dilutive impact of nonvested restricted stock. The Company uses the treasury stock method to incorporate potentially dilutive securities in diluted net income per share.

The potentially dilutive securities outstanding during the years ended December 31, 2025 and 2024, had an anti-dilutive effect and were therefore not included in the calculation of diluted net loss per share for the period. The potentially dilutive securities outstanding during the year ended December 31, 2023 had a dilutive effect and were included in the calculation of diluted net income per share for the period.

Recent Accounting Pronouncements — In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The guidance also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption of the amendment is permitted. The Company is currently evaluating the guidance and its impact to its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removes all references to “development stages” from ASC 350-40 and provides guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning on an annual reporting period. The Company does not expect a material impact to its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements — In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires a public business entity to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. The ASU also requires entities to disclose their income tax payments, net of refunds, to international, federal, and state and local jurisdictions. We adopted this guidance effective January 1, 2025, resulting in expanded disclosures that improve transparency into our tax positions and payments across jurisdictions.

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

During the year ended December 31, 2025, the Company recorded measurement period adjustments related to its preliminary allocation of the purchase price. The measurement period adjustments were due to revisions to estimates for working capital and tax balances, resulting in a $0.7 million decrease to current assets, a $5.8 million increase to current liabilities, a $0.1 million increase to deferred tax liabilities, and a $0.2 million decrease to other liabilities. The net impact of these adjustments was a $6.4 million increase to goodwill. The purchase price allocation was finalized as of June 30, 2025.

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

Goodwill recognized is not deductible for tax purposes. Costs incurred by the Company related to the Acquisition were primarily composed of deferred financing costs associated with the new financing structure which have been capitalized within long-term debt in the accompanying consolidated balance sheets (see Note 6. “Debt”) and transaction costs. For the years ended December 31, 2025 and 2024 the Company recognized approximately $0.4 million and $68.1 million, respectively, of transaction costs in the accompanying consolidated statements of operations and comprehensive (loss) income, primarily consisting of change in control-related costs, professional service fees, and other third-party costs.

Additionally, for the years ended December 31, 2025 and 2024, the Company recognized $7.7 million and $41.2 million, respectively, in compensation expense related to converted cash awards for post-combination services in the accompanying consolidated statements of operations and comprehensive (loss) income. As of December 31, 2025 and 2024, $4.6 million and $5.6 million, respectively, remained unpaid and was included in accrued compensation in the accompanying consolidated balance sheet. The Company recognized $6.7 million and $4.4 million in share-based compensation expense for the years ended December 31, 2025 and 2024, respectively, related to converted equity awards for post-combination services in the accompanying consolidated statements of operations and comprehensive (loss) income. See Note 10. “Share-based Compensation” for further discussion.

Results of operations for the year ended December 31, 2025 included revenues of $777.2 million and a net income of $46.3 million related to the Company’s Sterling segment. For the year ended December 31, 2024, results of operations included revenues of $113.1 million and a net loss of $57.4 million related to the Company’s Sterling segment.

Pro Forma Results

The following summary, prepared on a pro forma basis pursuant to ASC 805, presents the Company’s consolidated results of operations for the years ended December 31, 2024 and 2023, as if the Sterling Acquisition had been completed on January 1, 2023. The pro forma results below include the impact of certain adjustments related to the amortization of intangible assets, transaction-related costs incurred as of the acquisition date, and interest expense on related borrowings, and in each case, the related income tax effects, as well as certain other post-acquisition adjustments attributable to the Sterling Acquisition. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of the results of operations that actually would have been achieved had the Sterling Acquisition been consummated as of January 1, 2023.

	Year Ended December 31,
(in thousands, unaudited)	2024	2023
Revenue	$1,509,560	$1,482,850
Net loss	$(138,158)	$(193,293)

2023 Acquisition

On September 1, 2023, the Company acquired 100% of the equity interest of a digital identity and biometrics solutions company headquartered in New York for $41.0 million, expanding the Company’s network and portfolio of identity solutions in the United States. The acquired company operates under the trade name Infinite ID. The Company recognized $26.2 million of goodwill. Identifiable intangible assets related to this acquisition totaled $13.6 million, of which $3.8 million was attributable to a customer related intangible asset with an estimated useful life of thirteen years, $5.1 million was attributable to developed technology with a useful life of five years, $2.3 million was attributable to a trade name with an estimated useful life of twenty years, and $2.4 million was attributable to other intangible assets with an estimated useful life of five years. Goodwill recognized is not deductible for tax purposes. Results of operations have been included in the consolidated financial statements of the Company’s First Advantage Americas segment since the date of acquisition.

Note 4. Property and Equipment, net

Property and equipment, net as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Furniture and equipment	$36,460	$32,054
Capitalized software for internal use, acquired by business combination	467,477	490,346
Capitalized software for internal use, developed internally or otherwise purchased	163,266	125,973
Leasehold improvements	1,284	3,007
Total property and equipment	668,487	651,380
Less: accumulated depreciation and amortization	(417,622)	(343,841)
Property and equipment, net	$250,865	$307,539

Depreciation and amortization expense of property and equipment was approximately $111.8 million, $77.2 million, and $67.4 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 by reportable segment were as follows (in thousands):

	First Advantage Americas	First Advantage International	Sterling	Total
Balance – December 31, 2023	$703,797	$116,857	$—	$820,654
Acquisitions	—	—	1,313,365	1,313,365
Adjustments to initial purchase price allocations	(368)	—	—	(368)
Foreign currency translation	(135)	(2,516)	(6,472)	(9,123)
Balance – December 31, 2024	$703,294	$114,341	$1,306,893	$2,124,528
Adjustments to initial purchase price allocations	—	—	6,440	6,440
Foreign currency translation	89	2,060	10,487	12,636
Balance – December 31, 2025	$703,383	$116,401	$1,323,820	$2,143,604

The following summarizes the gross carrying value and accumulated amortization for the Company’s trade names, customer lists, and other intangible assets as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$158,382	$(58,902)	$99,480	5-20 years
Customer lists	1,176,608	(420,263)	756,345	13-14 years
Other intangible assets	2,400	(1,114)	1,286	5 years
Total	$1,337,390	$(480,279)	$857,111

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$157,740	$(39,265)	$118,475	5-20 years
Customer lists	1,170,327	(302,632)	867,695	13-14 years
Other intangible assets	2,400	(622)	1,778	5 years
Total	$1,330,467	$(342,519)	$987,948

Amortization expense of trade names, customer lists, and other intangible assets was approximately $136.7 million, $68.7 million, and $62.1 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

Amortization expense relating to trade names, customer lists, and other intangible assets is expected to be as follows (in thousands):

Years Ending December 31,
2026	$137,906
2027	123,251
2028	112,142
2029	98,175
2030	76,150
Thereafter	309,487
$857,111

Note 6. Debt

The fair value of the Company’s debt obligation approximated its book value as of December 31, 2025 and 2024 and consisted of the following (in thousands):

	December 31,
	2025	2024
First Lien Credit Facility	$2,114,537	$2,185,000
Less: Current portion of long-term debt	—	(21,850)
Total long-term debt	$2,114,537	$2,163,150
Less: Deferred financing costs	(34,498)	(41,861)
Long-term debt, net	$2,080,039	$2,121,289

First Advantage Holdings, LLC, an indirect wholly-owned subsidiary of the Company, was a party to a First Lien Credit Agreement (as amended, “First Lien Credit Agreement”), which provided for a term loan of $766.6 million due January 31, 2027, carrying an interest rate prior to the effectiveness of the 2024 First Lien Credit Agreement of 2.75% to 3.00%, based on the first lien ratio, plus the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (“SOFR”) (subsequent to an amendment in June 2023 to transition the reference rate from LIBOR (the London Interbank Offer Rate)), and a $100.0 million revolving credit facility due July 31, 2026.

In connection with the Sterling Acquisition, on October 31, 2024, the Company refinanced its existing First Lien Credit Agreement and all related Sterling debt (the “2024 First Lien Credit Agreement”). The 2024 First Lien Credit Agreement provided for a term loan of $2.185 billion due October 31, 2031, carrying an interest rate of 3.00% to 3.25%, based on the first lien ratio, plus SOFR and a $250.0 million revolving credit facility due October 31, 2029. As a result of the refinancing, the Company incurred $0.4 million of loss on extinguishment of debt during the year ended December 31, 2024, related to the write-off of unamortized deferred financing costs.

On July 30, 2025, the Company amended its 2024 First Lien Credit Agreement (“2025 Amended First Lien Credit Agreement”) to reduce the interest rate on its term loan facility to a range of 2.50% to 2.75%, based on the first lien ratio, plus SOFR (“First Lien Credit Facility”). The amendment also reduced the interest rate on its revolving credit facility to a range of 2.25% to 2.75%, based on the first lien ratio, plus SOFR (“Amended Revolver”). The effective interest rate on the First Lien Credit Facility, which is calculated as the contractual interest rates adjusted for the debt issuance costs was 6.97%.

Borrowings under the 2025 Amended First Lien Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) a base rate or (b) SOFR, which is subject to a floor of 0.00% per annum. The applicable margins under the agreement are subject to stepdowns based on our first lien net leverage ratio. In addition, the borrower, First Advantage Holdings, LLC is required to pay a commitment fee on any unutilized commitments under the revolving credit facility. The commitment fee rate ranges between 0.25% and 0.50% per annum based on our first lien net leverage ratio. The borrower is also required to pay customary letter of credit fees. The First Lien Credit Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount. The Amended Revolver has no amortization.

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

During the year ended December 31, 2025, the Company made voluntary principal prepayments totaling $65.0 million on its outstanding term loan. As a result of these prepayments, the Company recognized a loss on extinguishment of debt of $1.1 million, primarily related to the write-off of unamortized deferred financing costs. No prepayment penalties were incurred.

The 2025 First Lien Credit Agreement contains customary affirmative covenants, negative covenants and events of default (including upon a change of control). The 2025 First Lien Credit Agreement also includes a “springing” first lien net leverage ratio test, applicable only to the Amended Revolver, that requires such ratio to be no greater than 7.75:1.00 on the last day of any fiscal quarter if more than 40.0% of the Amended Revolver is utilized on such date. As of December 31, 2025, there were no outstanding borrowings under the Amended Revolver and $2,114.5 million outstanding under the First Lien Credit Facility. As the Company had no outstanding amounts under the Amended Revolver, it was not subject to the consolidated first lien leverage ratio covenant. The Company was compliant with all covenants under the agreement as of December 31, 2025.

Scheduled maturities of the Company’s debt as of December 31, 2025, are as follows (in thousands):

Years Ending December 31,
2026	$—
2027	—
2028	20,347
2029	21,645
2030	21,645
Thereafter	2,050,900
$2,114,537

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

As of December 31, 2025, the Company had the following outstanding derivatives that were not designated as a hedge in qualifying hedging relationships:

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

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements; therefore, the Company has not elected to apply hedge accounting for these instruments.

The following is a summary of location and fair value of the financial positions recorded related to the derivative instruments (in thousands):

		December 31,
Derivatives not designated as hedging instruments	Balance Sheet Location	2025	2024
Interest rate swaps	Prepaid expenses and other current assets	$—	$3,110
Interest rate swaps	Accrued liabilities	$6,492	$247

The following is a summary of location and amount of gains and (losses) recorded related to the derivative instruments (in thousands):

		Year Ended December 31,
Derivatives not designated as hedging instruments	Income Statement Location	2025	2024	2023
Interest rate collars	Interest expense, net	$—	$951	$865
Interest rate swaps	Interest expense, net	$(4,842)	$9,560	$(981)

Note 8. Income Taxes

The Company is a U.S. domiciled corporation for tax purposes. The Company’s income tax expense and balance sheet accounts reflect the results of the Company and its subsidiaries.

The domestic and foreign components of (loss) income before provision for income taxes for the years ended December 31, 2025, 2024, and 2023, respectively, were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
(Loss) income before provision for income taxes from United States operations	$(83,184)	$(144,187)	$25,250
Income before provision for income taxes from foreign operations	45,933	29,572	23,226
(Loss) income before provision for income taxes	$(37,251)	$(114,615)	$48,476

The domestic and foreign components of the provision for income taxes for the years ended December 31, 2025, 2024, and 2023, respectively, were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$11,491	$14,859	$18,486
State	5,556	3,350	5,772
Foreign	13,400	7,385	6,480
Total Current	$30,447	$25,594	$30,738
Deferred
Federal	$(25,393)	$(26,129)	$(16,857)
State	(2,314)	(2,447)	(2,313)
Foreign	(5,167)	(1,360)	(385)
Total Deferred	$(32,874)	$(29,936)	$(19,555)
Total	$(2,427)	$(4,342)	$11,183

Effective with annual reporting for the year ended December 31, 2025, the Company adopted ASU 2023-09. See Note 2 — Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements for additional information on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the years ended December 31, 2025, 2024, and 2023, respectively, is as follows (in thousands, except percentages):

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Tax Rate	$(7,823)	21.00%	$(24,070)	21.00%	$10,180	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect(1)	1,964	(5.27)%	(1,328)	1.16%	1,888	3.89%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	256	(0.69)%	1,711	(1.49)%	(322)	(0.66)%
Foreign Tax Effects
India
Withholding Tax	1,402	(3.76)%	308	(0.27)%	—	—
Other	1,021	(2.74)%	177	(0.15)%	420	0.87%
Other foreign jurisdictions(2)	1,087	(2.92)%	1,912	(1.67)%	959	1.98%
Effect of Cross-Border Tax Laws
Global Intangible Low-Taxed Income	942	(2.53)%	145	(0.13)%	—	—
Foreign Derived Intangible Income	(232)	0.62%	(79)	0.07%	(170)	(0.35)%
Tax Credits
US research and development credit	(1,792)	4.81%	(1,397)	1.22%	(1,918)	(3.96)%
Nontaxable or Nondeductible Items
Equity compensation	992	(2.66)%	9,986	(8.71)%	1,630	3.36%
Nondeductible compensation	—	—	664	(0.58)%	—	—
Transaction costs	17	(0.05)%	7,176	(6.26)%	149	0.31%
Other Non-Taxable or Non-Deductible Items	(95)	0.26%	39	(0.03)%	138	0.28%
Changes in Unrecognized Tax Benefits	(101)	0.27%	(312)	0.27%	40	0.08%
Adjustments to Prior Period Provision	(212)	0.57%	106	(0.09)%	(1,807)	(3.73)%
Other Adjustments	147	(0.39)%	620	(0.54)%	(4)	(0.01)%
Effective Tax Rate	$(2,427)	6.52%	$(4,342)	3.79%	$11,183	23.07%
(1)
State income taxes in Arkansas, Pennsylvania, and Tennessee make up the majority (greater than 50%) of the tax effect within this category for the year ended December 31, 2025. State income taxes in California, Georgia, Ohio (RITA), and Pennsylvania make up the majority (greater than 50%) of the tax effect within this category for the year ended December 31, 2024. State income taxes in Illinois, Maryland, and Pennsylvania make up the majority (greater than 50%) of the tax effect within this category for the year ended December 31, 2023.
(2)
Primarily relates to foreign withholding taxes for the year ended December 31, 2025.

The domestic and foreign payments, net of refunds received, related to federal and state income taxes for the years ended December 31, 2025, 2024, and 2023, respectively, were as follows (in thousands) pursuant to the disclosure requirements of ASU 2023-09:

	Year Ended December 31,
	2025	2024	2023
Federal	$12,161	$11,100	$18,500
State
Pennsylvania	2,030	1,761	2,286
Other States	3,500	3,019	3,042
Foreign
Australia	2,288	590	75
Canada	1,896	328	482
India	5,651	3,688	3,626
United Kingdom	891	1,546	1,668
Other countries	2,003	1,356	1,944
Total	$30,420	$23,388	$31,623

As of December 31, 2025, the Company had approximately $164.2 million of accumulated unremitted earnings generated by its foreign subsidiaries. Under the U.S. Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”), a portion of these earnings was subject to U.S. federal taxation with the one-time transition tax. With the exception of certain unremitted earnings in Canada, China, India, and the United Kingdom, the Company asserted indefinite reinvestment on its unremitted earnings as well as any other additional outside basis differences of its foreign subsidiaries at December 31, 2025. Any future reversals could be subject to additional foreign withholding taxes, U.S. state taxes, and certain tax impacts relating to foreign currency exchange effects on any future repatriations of the unremitted earnings.

The primary components of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2025 and 2024 consist of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Federal net operating loss carryforwards	$3,163	$3,219
State net operating loss carryforwards	7,157	7,952
Foreign net operating loss carryforwards	7,846	7,613
Deferred revenues	452	481
Disallowed interest	36,818	21,815
Bad debt reserves	1,807	476
Employee benefits	8,054	5,565
Share-based compensation	4,013	3,473
Accrued expenses and loss reserves	2,748	2,876
Operating lease liability	2,012	2,693
Related-party accrued expenses	4,509	5,272
Other deferred tax assets	1,662	895
Less: Valuation allowances	(5,883)	(5,635)
Total deferred tax asset	$74,358	$56,695
Deferred tax liabilities
Customer lists	$(168,833)	$(191,705)
Trade names	(24,498)	(28,903)
Prepaid assets	(1,865)	(3,351)
Goodwill	(23,342)	(17,615)
Operating lease asset	(2,064)	(2,823)
Depreciable and other amortizable assets	(37,511)	(27,104)
Withholding Tax	(2,024)	(2,178)
Other deferred liabilities	(293)	(72)
Total deferred tax liability	$(260,430)	$(273,751)
Net deferred tax liability	$(186,072)	$(217,056)

As of December 31, 2025 and 2024, the Company believes that federal, state, and foreign net operating loss carryforwards will be available to reduce future taxable income after taking into account various federal and foreign limitations on the utilization of such net operating loss carryforwards. The net operating loss carryforward balances as of December 31, 2025 and 2024, are as follows (in thousands):

	December 31,
	2025	2024
Federal	$15,061	$15,329
State	108,951	91,612
Foreign	32,258	32,296
	$156,270	$139,237

As of December 31, 2025, the Company had $15.1 million of U.S. federal net operating loss (“NOL”) carryforwards acquired in the Sterling Acquisition. These federal NOLs are subject to annual utilization limitations and will begin to expire in 2026. The Company also had a $7.2 million deferred tax asset related to U.S. state NOL carryforwards. These state NOLs include amounts with various expiration dates beginning in 2026, as well as certain state NOLs that may be carried forward indefinitely. In addition, the Company had a $7.8 million deferred tax asset related to foreign NOL carryforwards. These foreign NOLs include amounts that will begin to expire in 2026, along with other foreign NOLs that do not expire and may be carried forward indefinitely.

After consideration of all of the evidence, the Company has determined that a valuation allowance of approximately $5.9 million and $5.6 million is necessary as of December 31, 2025 and 2024, respectively, for certain federal and foreign net operating loss carryforwards and other foreign deferred tax assets. The increase in the valuation allowance in 2025 is primarily due to the additional valuation allowance in Australia during the year.

The Company is no longer subject to U.S. federal examinations by tax authorities for years before 2012, and state, local, and non-U.S. income tax examinations by tax authorities before 2012.

The aggregate changes in the balance of our gross unrecognized tax benefits, excluding accrued interest, for the years ended December 31, 2025, 2024, and 2023, were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of period	$5,662	$511	$512
Adjustments made during purchase accounting window	(167)	—	—
Increases for tax positions related to prior years	37	—	—
Decreases for tax positions related to prior years	(400)	(216)	(1)
Acquired tax positions related to prior years	—	5,433	—
Effects of foreign currency	66	(66)	—
Balance, end of period	$5,198	$5,662	$511

An income tax benefit of approximately $5.2 million would be recorded if these unrecognized tax benefits are recognized. The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income tax expense. For the years ended December 31, 2025, 2024, and 2023, the Company accrued $1.5 million, $1.2 million, and $0.5 million, respectively, for interest and penalties related to uncertain tax positions.

On December 15, 2022, member states of the European Union (“EU”) formally adopted the EU Pillar Two Directive, which implements a global minimum effective tax rate of 15% consistent with the Organization for Economic Co-operating and Development (“OECD”) Pillar Two Framework. Various provisions of the directive became effective beginning on January 1, 2024 and January 1, 2025. In addition, several other jurisdictions enacted Pillar Two legislation during 2025, with varying effective dates. As a result of the Sterling acquisition, the Company exceeded the applicable consolidated revenue threshold in 2024 and became subject to Pillar Two rules for the years ended December 31, 2025 and December 31, 2024. In evaluating its exposure under the Income Inclusion Rule (“IIR”), Undertaxed Profit Rule (“UTPR”), and any applicable Qualified Domestic Minimum Top-Up Taxes (“QDMTT”), the Company applied the Transitional Country-by-Country Reporting (“CbCR”) Safe Harbor in accordance with the OECD Administrative Guidance. Based on this assessment, the Company determined that it did not incur any material Pillar Two top-up tax obligations for either of the years ended December 31 2025 and December 31, 2024. The Company will continue to monitor global legislative developments and evaluate the potential impact of Pillar Two on future reporting periods as additional jurisdictions adopt or modify their implementing rules.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the United States, introducing substantial changes to the U.S. Corporate tax regime. Key provisions of the OBBBA include the reinstatement of 100% bonus depreciation, the restoration of immediate expensing for domestic research or experimental (“R&E”) expenditures, an elective acceleration of deduction for unamortized domestic R&E expenditures, revised limitations on the deductibility of business interest expense, and modifications to the Global Intangible Low-Tax Income (“GILTI”) and Foreign-Derived Intangible Income (“FDII”) regimes. The OBBBA includes multiple effective dates, with certain provisions effective tax years beginning after December 31, 2024, and others phased in through 2027. In accordance with ASC 740, Income Taxes, the Company reflected the impacts of OBBBA in the interim period that includes the enactment date. The effects of the new legislation, including the remeasurement of applicable deferred tax assets and liabilities, have been incorporated into the Company’s income tax provision for the year ended December 31, 2025. The Company continues to evaluate the broader implications of the OBBBA, including potential impacts on future taxable income, the estimated annual effective tax rate, and potential effects of future regulatory or administrative guidance issued by the Internal Revenue Service or other relevant tax authorities. Additional impacts, if any, will be recognized in subsequent periods as appropriate.

Note 9. Revenues

Performance obligations

Substantially all of the Company’s revenues are recognized at a point in time when the orders are completed and the completed reports are reported, or otherwise made available. For revenues delivered over time, the output method is utilized to measure the value to the customer based on the transfer to date of the services promised, with no rights of return once consumed. In these cases, revenues from transactional contracts with a defined price but an undefined quantity are recognized utilizing the right to invoice expedient, with revenue recognized as the services are provided and become billable. Additionally, under this practical expedient, the Company is not required to estimate the transaction price.

Accordingly, in any period, the Company does not recognize a significant amount of revenues from performance obligations satisfied or partially satisfied in prior periods and the amount of such revenues recognized for the years ended December 31, 2025, 2024, and 2023, were immaterial.

Contract assets and liabilities

The contract asset balance was $16.9 million and $5.9 million as of December 31, 2025 and 2024, respectively, and is included in accounts receivable, net in the accompanying consolidated balance sheets. The contract liability balance was $5.0 million and $4.3 million as of December 31, 2025 and 2024, respectively, and is included in deferred revenues in the accompanying consolidated balance sheets. An immaterial amount of revenue was recognized in the current period related to the beginning balance of deferred revenues.

Note 10. Share-based Compensation

Share-based compensation expense is recognized in cost of services, product and technology expense, and selling, general, and administrative expense in the accompanying consolidated statements of operations and comprehensive (loss) income as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Share-based compensation expense
Cost of services	$2,198	$1,643	$1,279
Product and technology expense	5,296	3,343	2,246
Selling, general, and administrative expense	16,962	26,776	11,740
Total share-based compensation expense	$24,456	$31,762	$15,265

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

In May 2023, the Company’s Board of Directors approved a modification of the vesting terms of outstanding unvested and unearned performance-based options, restricted stock units, and restricted stock (collectively, “Performance Awards”) previously issued under its equity plans. The modification, effective May 10, 2023, allowed for unvested and unearned Performance Awards outstanding as of the date of the modification to vest based on time on the fourth, fifth, and sixth anniversaries of the relevant vesting commencement date, as set forth in each grant agreement (the “Vesting Commencement Date”), while preserving the eligibility to vest upon the Company’s investors receiving a targeted money-on-money return, subject to continued service. As of the modification date, unrecognized pre-tax non-cash compensation expense related to the Performance Awards, after accounting for the modification, was $28.8 million. The Company is recognizing pre-tax non-cash compensation expense related to the modification of Performance Awards prospectively from the date of modification, on a straight-line basis.

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

In August 2024 and September 2024, the Company modified the equity award agreements for its former Chief Financial Officer and President, Americas, respectively, as part of each executive’s retirement agreement. The modifications allowed for accelerated vesting of certain unvested equity awards that would have otherwise been forfeited at retirement and modified certain provisions of the outstanding stock option agreements. As a result of the modifications, the related awards were revalued, resulting in an incremental $4.2 million of compensation expense recognized in 2024. Historical exercise prices noted in the below tables have not been adjusted.

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

As of December 31, 2025, the Company had approximately $23.3 million of unrecognized pre-tax non-cash compensation expense, related to its equity-based compensation plans. This amount includes approximately $1.3 million related to restricted stock, $11.5 million related to RSUs, and approximately $10.5 million related to stock options. The Company expects to recognize this expense over a weighted average period of 1.0 year.

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

A summary of the stock option activity for the year ended December 31, 2025 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2024	Grants outstanding	1,602,966	$5.15
	Grants exercised	(295,955)	$5.12
	Grants cancelled/forfeited	(31,618)	$5.26
December 31, 2025	Grants outstanding	1,275,393	$5.15	4.2 Years	$12.0 million
December 31, 2025	Grants vested	901,704	$5.15	4.2 Years	$8.5 million
December 31, 2025	Grants unvested	373,689	$5.15

The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $3.7 million, $3.2 million, and $3.0 million, respectively.

A summary of changes in outstanding options and the related weighted-average exercise price per share for the years ended December 31, 2024 and 2023 is as follows:

	December 31,
	2024		2023
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Grants outstanding at the beginning of the year	1,915,252	$5.15	2,843,342	$6.66
Grants exercised	(255,716)	$5.22	(394,375)	$6.06
Grants cancelled/forfeited	(56,570)	$5.28	(533,715)	$6.68
Grants outstanding at the end of the year	1,602,966	$5.15	1,915,252	$5.15
Grants vested	657,192	$5.14	518,455	$5.13
Grants unvested	945,774	$5.15	1,396,797	$5.16

2021 Equity Plan

The 2021 Equity Plan is intended to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders. The 2021 Equity Plan provides for the grant of awards of stock options, stock appreciation rights, restricted shares, restricted stock units, and other equity-based or cash-based awards as determined by the Company’s Compensation Committee. The 2021 Equity Plan initially had a total of 17,525,000 shares of common stock reserved. The number of reserved shares automatically increases on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030, in an amount equal to the lesser of (x) 2.5% of the total number of shares of common stock outstanding on the last day of the immediately preceding calendar year and (y) a number of shares as determined by the Board of Directors. As of December 31, 2025, 22,395,427 shares were available for issuance under the 2021 Equity Plan.

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

The fair value for stock options granted for the years ended December 31, 2025, 2024, and 2023 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighed average assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected stock price volatility	35.69%	35.43%	32.99%
Risk-free interest rate	4.04%	4.18%	4.00%
Expected term (in years)	6.25	6.25	6.78
Fair-value of the underlying unit	$15.25	$17.74	$12.56

A summary of the option activity for the year ended December 31, 2025 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2024	Grants outstanding	4,517,897	$14.38
	Grants issued	857,183	$15.25
	Grants exercised	(23,004)	$13.74
	Grants cancelled/forfeited	(126,973)	$14.38
December 31, 2025	Grants outstanding	5,225,103	$14.52	6.8 Years	$4.1 million
December 31, 2025	Grants vested	3,011,550	$13.95	6.0 Years	$2.9 million
December 31, 2025	Grants unvested	2,213,553	$15.30

The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $0.1 million, $4.6 million, and $0.1 million, respectively.

A summary of changes in outstanding options and the related weighted-average exercise price per share for the years ended December 31, 2024 and 2023 is as follows:

	December 31,
	2024		2023
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Grants outstanding at the beginning of the year	4,686,659	$13.61	4,311,662	$15.24
Grants issued	819,703	$17.74	579,745	$12.56
Grants exercised	(866,864)	$13.50	(22,402)	$12.55
Grants cancelled/forfeited	(121,601)	$14.56	(182,346)	$13.81
Grants outstanding at the end of the year	4,517,897	$14.38	4,686,659	$13.61
Grants vested	1,827,922	$13.76	1,600,529	$13.76
Grants unvested	2,689,975	$14.80	3,086,130	$13.53

Restricted Stock Units

Restricted stock units (“RSU”) generally vest annually over three to five years.

A summary of the RSU activity for the years ended December 31, 2025, 2024, and 2023 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2022	Nonvested RSUs	472,332	$16.00
	Granted	235,903	$13.46
	Vested	(150,724)	$15.42
	Forfeited	(50,368)	$14.90
December 31, 2023	Nonvested RSUs	507,143	$15.10
	Granted	526,980	$17.28
	Vested	(192,361)	$14.87
	Forfeited	(66,111)	$15.98
December 31, 2024	Nonvested RSUs	775,651	$16.61
	Granted	446,590	$15.41
	Vested	(277,313)	$16.47
	Forfeited	(61,396)	$14.76
December 31, 2025	Nonvested RSUs	883,532	$16.18

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

A summary of the restricted stock activity for the years ended December 31, 2025, 2024, and 2023 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2022	Nonvested restricted stock	2,281,300	$3.85
	Vested	(326,670)	$3.85
December 31, 2023	Nonvested restricted stock	1,954,630	$8.50
	Vested	(776,887)	$9.69
December 31, 2024	Nonvested restricted stock	1,177,743	$10.01
	Vested	(729,520)	$11.42
December 31, 2025	Nonvested restricted stock	448,223	$11.74

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

A summary of the RSU activity for the years ended December 31, 2025, 2024, and 2023 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2023	Nonvested RSUs	—	$—
	Exchanged for RSUs in the Company	92,380	$18.70
	Vested	(2,674)	$18.70
	Forfeited	(33)	$18.70
December 31, 2024	Nonvested RSUs	89,673	$18.70
	Vested	(78,154)	$18.70
	Forfeited	(1,994)	$18.70
December 31, 2025	Nonvested RSUs	9,525	$18.70

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

A summary of the restricted stock activity for the years ended December 31, 2025, 2024, and 2023 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2023	Nonvested restricted stock	—	$—
	Exchanged for restricted stock in the Company	929,475	$18.70
	Vested	(236,734)	$18.70
	Forfeited	(27)	$18.70
December 31, 2024	Nonvested restricted stock	692,714	$18.70
	Vested	(448,936)	$18.70
	Forfeited	(63,012)	$18.70
December 31, 2025	Nonvested restricted stock	180,766	$18.70

2021 Employee Stock Purchase Plan

The Company’s ESPP allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation to acquire Company stock during designated offering periods. Each offering period consists of one six-month purchase period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. The Company recorded an associated expense of approximately $0.7 million, $0.6 million, and $0.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Excess Tax Benefits

The Company recognized excess tax benefits of approximately $1.0 million, $1.1 million, and $0.3 million associated with equity award exercises and vesting in its income tax expense for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 11. Defined Contribution Plan

The Company sponsors a defined contribution plan that principally consists of a contributory 401(k) savings plan. The Company makes discretionary matching contributions to the 401(k) savings plan based on a percentage of employee contributions. The expense recognized related to the Company’s contributions to the 401(k) savings plan for the years ended December 31, 2025, 2024, and 2023 was approximately $2.6 million, $1.3 million, and $1.2 million, respectively.

Note 12. Equity

Common and Preferred Stock

On October 31, 2024, the Company acquired Sterling in a cash-and-stock transaction where certain existing Sterling Stockholders received 27,150,000 shares of First Advantage common stock, pursuant to the Merger Agreement, with a fair value of $494.6 million. A portion of the shares of First Advantage common stock received by Sterling stockholders was converted into Sterling Acquisition Awards and will vest over time.

As of December 31, 2025, no preferred stock had been issued.

Share Repurchase Program

On August 2, 2022, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock over the 12-month period ending August 2, 2023. On November 8, 2022, the Company’s Board of Directors increased the total available amount under the Repurchase Program to $150.0 million and extended the program through December 31, 2023. On February 28, 2023, the Company’s Board of Directors further increased the authorization to $200.0 million. On September 14, 2023, the Company announced that its Board of Directors approved a one-year extension of the $200.0 million share repurchase authorization through December 31, 2024.

In connection with the execution of the Merger Agreement, the Company suspended purchases under the Repurchase Program on February 28, 2024. The Repurchase Program expired on December 31, 2024. During the term of the program, the Company repurchased 9.0 million shares of its common stock for an aggregate purchase price of approximately $119.5 million.

The Company did not repurchase any shares of common stock during the years ended December 31, 2025 and 2024. As of December 31, 2025, there have been no additional authorizations for share repurchases.

A summary of the stock repurchase activity under the Repurchase Program for the year ended December 31, 2023 is summarized as follows (in thousands, except share and per share amounts):

Year Ended December 31, 2023
Shares repurchased	4,372,879
Average price per share	$13.49
Costs recorded to accumulated deficit
Total repurchase costs	$58,903
Additional associated costs	572
Total costs recorded to accumulated deficit	$59,475

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

For all pending matters, the Company believes it has meritorious defenses and intends to defend vigorously or otherwise seek indemnification from other parties as appropriate. However, the Company has recorded a liability of $8.7 million and $11.6 million at December 31, 2025 and 2024, respectively, for matters that it believes entail a loss that is both probable and estimable. This is included in accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2025 and 2024, respectively.

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

The Company rents or subleases certain real estate to third parties. The Company’s sublease portfolio consists of operating leases.

The components of lease costs are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease costs
Fixed	$4,476	$3,852
Short-term	1,824	1,225
Variable	2	4
Sub-leases	(1,611)	(289)
Total operating lease costs	$4,691	$4,792

Finance lease costs
Amortization of leased assets	$13	$5
Interest on lease liabilities	2	1
Total finance lease costs	$15	$6
Total lease cost	$4,706	$4,798

Supplemental balance sheet information related to leases is as follows (in thousands):

		December 31,
	Classification	2025	2024
Assets
Operating leases
Right of use operating lease assets	Other assets	$9,264	$13,659
Finance leases
Property and equipment, gross	Property and equipment, net	5,896	5,897
Accumulated depreciation	Property and equipment, net	(5,877)	(5,864)
Property and equipment, net	Property and equipment, net	19	33
Total lease assets		$9,283	$13,692

Liabilities
Operating leases
Other current	Current portion of operating lease liability	$3,568	$4,245
Non-current	Operating lease liability, less current portion	5,525	9,149
Total operating liabilities		9,093	13,394
Finance leases
Other current	Accrued liabilities	13	13
Non-current	Other liabilities	6	18
Total finance liabilities		19	31
Total lease liabilities		$9,112	$13,425

Maturities of lease liabilities are as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases	Total
2026	$4,143	$13	$4,156
2027	3,159	7	3,166
2028	1,871	—	1,871
2029	924	—	924
2030	70	—	70
Thereafter	—	—	—
Total minimum lease payments	$10,167	$20	$10,187
Less: Imputed interest	(1,074)	(1)	(1,075)
Present value of minimum lease payments	$9,093	$19	$9,112

Lease term and discount rates are as follows:

	Year Ended December 31,
	2025	2024
Weighted average remaining lease term
Operating leases	2.8 Years	3.4 Years
Finance leases	1.6 Years	2.6 Years

Weighted average discount rate
Operating leases	8.06%	7.85%
Finance leases	8.21%	8.20%

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$5,479	$4,373
Operating cash flows from finance leases	1	0
Financing cash flows from finance leases	17	7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$740	$9,956
Finance leases	—	41
Amortization:
Amortization of right-of-use operating lease assets (1)	$4,506	$3,346
(1)
Amortization of right of use operating lease assets during the period is reflected in operating lease liabilities on the consolidated statements of cash flows.

Note 15. Related Party Transactions

The Company had no material related party transactions.

Note 16. Net (Loss) Income Per Share

Basic and diluted net (loss) income per share was calculated as follows:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2025	2024	2023
Basic net (loss) income per share	$(0.20)	$(0.74)	$0.26
Diluted net (loss) income per share	$(0.20)	$(0.74)	$0.26
Numerator:
Net (loss) income	(34,824)	(110,273)	37,293
Denominator:
Weighted average number of shares outstanding - basic	173,199,004	148,582,226	144,083,808
Add options and restricted stock units to purchase units	—	—	2,142,288
Weighted average number of shares outstanding - diluted	173,199,004	148,582,226	146,226,096

For the years ended December 31, 2025, 2024, and 2023, a total of 4,161,657, 3,630,723, and 4,725,584 stock options, RSUs, and restricted stock awards were excluded from the calculation of diluted net (loss) income per share, respectively, because their effect was anti-dilutive.

Note 17. Reportable Segments

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

The CODM does not review the Company’s assets by segment as it does not provide additional insights into the performance of our business; therefore, such information is not presented. The accounting policies of the segments are the same as described in Note 1. “Organization, Nature of Business, and Basis of Presentation” and Note 9. “Revenues.”

Reconciliations of Segment Adjusted EBITDA to net (loss) income for the years ended December 31, 2025, 2024, and 2023 are as follows (in thousands):

	Year Ended December 31, 2025
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$701,634	$104,868	$777,194	$1,583,696
Intersegment revenues	(1,625)	(5,612)	(2,070)	(9,307)
External revenues	$700,009	$99,256	$775,124	$1,574,389
Less:
Adjusted cost of services	362,247	61,198	439,194
Other segment items	127,827	26,236	125,599
Segment Adjusted EBITDA	$211,560	$17,434	$212,401	$441,395
Adjustments to reconcile to net loss:
Interest expense, net				168,667
Benefit for income taxes				(2,427)
Depreciation and amortization				248,583
Loss on extinguishment of debt				1,052
Share-based compensation				24,456
Transaction and acquisition-related charges (a)				8,741
Integration, restructuring, and other charges (b)				27,147
Net loss				$(34,824)

	Year Ended December 31, 2024
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$658,758	$96,854	$113,068	$868,680
Intersegment revenues	(1,867)	(6,439)	(169)	(8,475)
External revenues	$656,891	$90,415	$112,899	$860,205
Less:
Adjusted cost of services	335,181	53,726	67,827
Other segment items	112,587	25,934	24,123
Segment Adjusted EBITDA	$210,990	$17,194	$21,118	$249,302
Adjustments to reconcile to net loss:
Interest expense, net				51,848
Provision for income taxes				(4,342)
Depreciation and amortization				145,919
Loss on extinguishment of debt				383
Share-based compensation				31,762
Transaction and acquisition-related charges (a)				128,234
Integration, restructuring, and other charges (b)				5,771
Net loss				$(110,273)

	Year Ended December 31, 2023
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$673,075	$96,832	$—	$769,907
Intersegment revenues	(970)	(5,176)	—	(6,146)
External revenues	$672,105	$91,656	$—	$763,761
Less:
Adjusted cost of services	338,797	54,892	—
Other segment items	112,633	26,029	—
Segment Adjusted EBITDA	$221,645	$15,911	$—	$237,556
Adjustments to reconcile to net income:
Interest expense, net				33,040
Provision for income taxes				11,183
Depreciation and amortization				129,473
Share-based compensation				15,265
Transaction and acquisition-related charges (a)				4,364
Integration, restructuring, and other charges (b)				6,938
Net income				$37,293
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the year ended December 31, 2025 include approximately $8.0 million of expense associated with the Sterling Acquisition, primarily consisting of $7.7 million of compensation expense attributable to converted Sterling equity awards. Transaction and acquisition related charges for the year ended December 31, 2024 include approximately $125.7 million of expense associated with the Sterling Acquisition, primarily consisting of $41.2 million of compensation expense attributable to converted Sterling equity awards, of which $38.9 million related to accelerated vesting for employees terminated after the acquisition, $45.8 million of legal, regulatory, integration, and diligence professional service fees, $16.5 million in debt refinancing costs, $10.7 million in post-combination restructuring expenses, $9.5 million in success-based banking fees, and $2.0 million of other one-time transaction charges. The years ended December 31, 2025, 2024, and 2023 also include insurance costs related to the Company's initial public offering.
(b)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, impairment of capitalized software, (gains) losses on the sale of assets, and other non-recurring items. Integration, restructuring, and other charges for the year ended December 31, 2025 include approximately $18.1 million of expense associated with the integration of Sterling, $1.5 million of expenses related to debt refinancing activities, as well as capitalized software impairment charges of approximately $1.2 million.

Geographic Information

The Company bases revenues by geographic region in which the revenues and invoicing are recorded. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods.

The following summarizes revenues by geographical region (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues
United States	$1,351,024	$740,506	$660,583
All other countries	223,365	119,699	103,178
Total revenues	$1,574,389	$860,205	$763,761

The following table sets forth net long-lived assets by geographic area (in thousands):

	December 31,
	2025	2024
Long-lived assets, net
United States	$2,822,176	$2,996,933
All other countries	438,668	436,741
Total long-lived assets, net	$3,260,844	$3,433,674

Note 18. Subsequent Events

On January 2, 2026, the Company entered into an agreement to sell certain customer relationships associated with its Recovery Management Solutions services to an unrelated third party for cash consideration. The customers transferred represented less than 0.5% of the Company’s consolidated revenues for the year ended December 31, 2025. The Company retained the underlying technology, data, and other assets used in servicing these customers and will continue to operate the subsidiary’s remaining drug health business. Because the transaction does not represent a strategic shift and does not constitute the disposal of a separate major line of business, the related operations are not presented as discontinued operations in the accompanying consolidated financial statements. The Company does not expect the transaction to have a material impact on its consolidated financial position. The related accounting impacts of the transaction will be recognized in January 2026.

On February 23, 2026, the Company provided notice of a voluntary principal repayment in the amount of $25.0 million under its First Lien Credit Facility. The repayment is expected to be made in late February 2026 using available cash on hand. The Company does not expect to incur any prepayment penalties in connection with this repayment.

On February 25, 2026, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s common stock (the “2026 Repurchase Program”) with no expiration date. Stock repurchases may be effected through open market repurchases at prevailing market prices, including through the use of block trades and trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately-negotiated transactions, through other transactions in accordance with applicable securities laws, or a combination of these methods on such terms and in such amounts as the Company deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing, manner, value, and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price and liquidity requirements, other business considerations and general market and economic conditions. No shares will be purchased from SLP Fastball Aggregator, L.P. and its affiliates. The Company may discontinue or modify purchases without notice at any time. The Company plans to use its existing cash to fund repurchases made under the 2026 Repurchase Program.

Note 19. Condensed Financial Information of Registrant

FIRST ADVANTAGE CORPORATION

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Investments in subsidiaries	$1,222,807	$1,240,750
LIABILITIES AND EQUITY
Liabilities	$—	$—
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 174,190,461 and 173,171,145 shares issued and outstanding as of December 31, 2025 and 2024, respectively	174	173
Additional paid-in-capital	1,437,570	1,437,718
Accumulated deficit	(194,632)	(159,808)
Accumulated other comprehensive income	(20,305)	(37,333)
Total equity	1,222,807	1,240,750
TOTAL LIABILITIES AND EQUITY	$1,222,807	$1,240,750

The accompanying note is an integral part of these condensed financial statements.

FIRST ADVANTAGE CORPORATION

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024	2023
Equity in net (loss) income of subsidiaries	$(34,824)	$(110,273)	$37,293
NET (LOSS) INCOME	(34,824)	(110,273)	37,293
Foreign currency translation adjustments	17,028	(16,176)	1,174
COMPREHENSIVE (LOSS) INCOME	$(17,796)	$(126,449)	$38,467

NET (LOSS) INCOME	$(34,824)	$(110,273)	$37,293
Basic net (loss) income per share	$(0.20)	$(0.74)	$0.26
Diluted net (loss) income per share	$(0.20)	$(0.74)	$0.26
Weighted average number of shares outstanding - basic	173,199,004	148,582,226	144,083,808
Weighted average number of shares outstanding - diluted	173,199,004	148,582,226	146,226,096

A statement of cash flows has not been presented as First Advantage Corporation (parent company) did not have any cash as of, or at any point in time during, the years ended December 31, 2025, 2024 or 2023.

The accompanying note is an integral part of these condensed financial statements.

Note to Condensed Financial Statements of Registrant (Parent Company Only)

Basis of Presentation

Fastball Intermediate, Inc. was formed on November 15, 2019. In March 2021, Fastball Intermediate, Inc. changed its name to First Advantage Corporation.

These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of First Advantage Corporation (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed the specified threshold amount of the consolidated net assets of the Company. Because we have a consolidated accumulated deficit, the 25% threshold described in Rule 4-08 does not apply and any restrictions of net assets at our subsidiaries trigger the requirement to present parent company-only financial information. The ability of First Advantage Corporation’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ outstanding term loan and revolving credit facility borrowings under the 2025 Amended First lien Credit Agreement, as described in Note 6 to the audited consolidated financial statements.

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