Form 10-Q
period 2026-03-31
FIRST ADVANTAGE CORP
filed 2026-05-07
CIK 1210677

I dia

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 171,537,047 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

First Advantage Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$225,908	$239,998
Restricted cash	111	86
Accounts receivable (net of allowance for doubtful accounts of $8,327 and $8,084 at March 31, 2026 and December 31, 2025, respectively)	287,676	297,281
Prepaid expenses and other current assets	21,317	15,323
Income tax receivable	4,306	9,010
Total current assets	539,318	561,698
Property and equipment, net	237,039	250,865
Goodwill	2,138,399	2,143,604
Intangible assets, net	820,653	857,111
Deferred tax asset, net	4,151	4,183
Other assets	14,604	16,341
TOTAL ASSETS	$3,754,164	$3,833,802
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$107,193	$109,888
Accrued compensation	42,246	60,537
Accrued liabilities	42,347	49,140
Current portion of operating lease liability	3,372	3,568
Income tax payable	3,128	2,298
Deferred revenues	5,211	5,028
Total current liabilities	203,497	230,459
Long-term debt (net of deferred financing costs of $32,603 and $34,498 at March 31, 2026 and December 31, 2025, respectively)	2,056,934	2,080,039
Deferred tax liability, net	181,024	190,255
Operating lease liability, less current portion	4,862	5,525
Other liabilities	14,063	13,972
Total liabilities	2,460,380	2,520,250
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 172,705,863 and 174,190,461 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	173	174
Additional paid-in-capital	1,532,985	1,528,315
Accumulated deficit	(212,149)	(194,632)
Accumulated other comprehensive loss	(27,225)	(20,305)
Total equity	1,293,784	1,313,552
TOTAL LIABILITIES AND EQUITY	$3,754,164	$3,833,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
REVENUES	$385,201	$354,588

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization below)	211,411	192,565
Product and technology expense	24,605	27,155
Selling, general, and administrative expense	53,475	65,585
Depreciation and amortization	62,190	61,666
Total operating expenses	351,681	346,971
INCOME FROM OPERATIONS	33,520	7,617

OTHER EXPENSE, NET:
Interest expense, net	29,841	46,580
Loss on extinguishment of debt	374	—
Total other expense, net	30,215	46,580
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	3,305	(38,963)
Provision for income taxes	1,137	2,231
NET INCOME (LOSS)	$2,168	$(41,194)

Foreign currency translation (loss) income	(6,920)	5,453
COMPREHENSIVE LOSS	$(4,752)	$(35,741)

NET INCOME (LOSS)	$2,168	$(41,194)
Basic net income (loss) per share	$0.01	$(0.24)
Diluted net income (loss) per share	$0.01	$(0.24)
Weighted average number of shares outstanding - basic	173,903,625	172,756,497
Weighted average number of shares outstanding - diluted	174,922,780	172,756,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,168	$(41,194)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,190	61,666
Loss on extinguishment of debt	374	—
Amortization of deferred financing costs	1,520	1,608
Bad debt expense (recovery)	572	(712)
Deferred taxes	(9,227)	(7,553)
Share-based compensation	4,430	7,967
Loss on disposal and impairment of long-lived assets	6,631	132
Change in fair value of interest rate swaps	(4,945)	3,936
Changes in operating assets and liabilities:
Accounts receivable	8,339	1,927
Prepaid expenses and other assets	(5,502)	(993)
Accounts payable	(1,857)	(6,038)
Accrued compensation and accrued liabilities	(19,892)	(8,615)
Deferred revenues	201	482
Operating lease liabilities	87	(91)
Other liabilities	(1,183)	(366)
Income taxes receivable and payable, net	5,525	7,315
Net cash provided by operating activities	49,431	19,471
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs	(13,204)	(10,628)
Purchases of property and equipment	(2,812)	(485)
Other investing activities	2,000	37
Net cash used in investing activities	(14,016)	(11,076)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of First Lien Credit Facility	(25,000)	(5,463)
Share repurchases	(19,492)	—
Proceeds from issuance of common stock under share-based compensation plans	1,152	1,688
Net settlement of share-based compensation plan awards	(911)	(2,204)
Cash dividends paid	(10)	(11)
Payments on finance lease obligations	—	(3)
Net cash used in financing activities	(44,261)	(5,993)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(5,219)	906
(Decrease) increase in cash, cash equivalents, and restricted cash	(14,065)	3,308
Cash, cash equivalents, and restricted cash at beginning of period	240,084	169,483
Cash, cash equivalents, and restricted cash at end of period	$226,019	$172,791

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$5,768	$3,003
Cash paid for interest	$34,714	$41,881
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on account	$2,386	$973
Excise taxes on share repurchases incurred but not paid	$195	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – December 31, 2025	$174	$1,528,315	$(194,632)	$(20,305)	$1,313,552
Share-based compensation	—	4,430	—	—	4,430
Repurchases of common stock	(2)	—	(19,685)	—	(19,687)
Proceeds from issuance of common stock under share-based compensation plans	1	1,151	—	—	1,152
Common stock withheld for tax obligations on restricted stock unit and option settlement	(0)	(911)	—	—	(911)
Foreign currency translation	—	—	—	(6,920)	(6,920)
Net income	—	—	2,168	—	2,168
BALANCE – March 31, 2026	$173	$1,532,985	$(212,149)	$(27,225)	$1,293,784

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – December 31, 2024	$173	$1,504,007	$(159,808)	$(37,333)	$1,307,039
Share-based compensation	—	7,967	—	—	7,967
Forfeitures of previously declared cash dividends	—	5	—	—	5
Proceeds from issuance of common stock under share-based compensation plans	2	1,688	—	—	1,690
Common stock withheld for tax obligations on restricted stock unit and option settlement	(1)	(2,204)	—	—	(2,205)
Foreign currency translation	—	—	—	5,453	5,453
Net loss	—	—	(41,194)	—	(41,194)
BALANCE – March 31, 2025	$174	$1,511,463	$(201,002)	$(31,880)	$1,278,755

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

The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The interim results reported in these condensed consolidated financial statements should not be taken as indicative of results that may be expected for future interim periods or the full year. For a more comprehensive understanding of the Company and its condensed consolidated financial statements, these interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The carrying amounts of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturities of these financial instruments (Level 1). The fair values and carrying values of the Company’s debt are disclosed in Note 5, “Debt”.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of March 31, 2026 (in thousands):

	Level 1	Level 2	Level 3
Assets
Interest rate swaps	$—	$166	$—
Liabilities
Interest rate swaps	$—	$1,596	$—

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

Concentrations of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash is deposited with major financial institutions and, at times, such balances with each financial institution may be in excess of insured limits. The Company has not experienced, and does not anticipate, any losses with respect to its cash deposits. Accounts receivable represent credit granted to customers for services provided. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. The Company did not have any customers which represented 10% or more of its consolidated revenues in any segment during the three months ended March 31, 2026 and 2025. Additionally, the Company did not have any customers which represented 10% or more of its consolidated accounts receivable, net for any period presented.

The Company has entered into interest rate derivative agreements with a counterparty bank to reduce its exposure to interest rate volatility. The Company has determined the counterparty bank to be a high credit quality institution. The Company does not enter into financial instruments for trading or speculative purposes.

Foreign Currency — The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using average exchange rates prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated net of tax in a separate component of equity. Foreign currency translation (loss) income included in accumulated other comprehensive loss was approximately $(6.9) million and $5.5 million for the three months ended March 31, 2026 and 2025, respectively.

Gains or losses resulting from foreign currency transactions are included in the accompanying condensed consolidated statements of operations and comprehensive loss, except for those relating to intercompany transactions of a long-term investment nature, which are captured in a separate component of equity as accumulated other comprehensive loss. Foreign currency transaction income (loss) included in the accompanying condensed consolidated statements of operations and comprehensive loss was approximately $4.0 million and $(0.1) million for the three months ended March 31, 2026 and 2025, respectively.

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the three months ended March 31, 2026 that are expected to have a material impact on the condensed consolidated financial statements.

Note 3. Property and Equipment, net

Property and equipment, net as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Furniture and equipment	$39,209	$36,460
Capitalized software for internal use, acquired by business combination	468,570	467,477
Capitalized software for internal use, developed internally or otherwise purchased	176,246	163,266
Leasehold improvements	1,285	1,284
Total property and equipment	685,310	668,487
Less: accumulated depreciation and amortization	(448,271)	(417,622)
Property and equipment, net	$237,039	$250,865

Depreciation and amortization expense of property and equipment was approximately $27.8 million and $27.6 million for the three months ended March 31, 2026 and 2025, respectively.

Note 4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2026 by reportable segment were as follows (in thousands):

	First Advantage Americas	First Advantage International	Sterling	Total
Balance – December 31, 2025	$703,383	$116,401	$1,323,820	$2,143,604
Foreign currency translation	8	(1,237)	1,067	(162)
Adjustment of goodwill for asset disposition	—	—	(5,043)	(5,043)
Balance – March 31, 2026	$703,391	$115,164	$1,319,844	$2,138,399

The following summarizes the gross carrying value and accumulated amortization for the Company’s trade names, customer lists, and other intangible assets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$158,280	$(63,489)	$94,791	5-20 years
Customer lists	1,173,784	(449,085)	724,699	13-14 years
Other intangible assets	2,400	(1,237)	1,163	5 years
Total	$1,334,464	$(513,811)	$820,653

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$158,382	$(58,902)	$99,480	5-20 years
Customer lists	1,176,608	(420,263)	756,345	13-14 years
Other intangible assets	2,400	(1,114)	1,286	5 years
Total	$1,337,390	$(480,279)	$857,111

In January 2026, the Company sold certain customer relationships associated with an adjacent product to an unrelated third party for cash consideration. The customers transferred represented less than 0.5% of consolidated revenues for the year ended December 31, 2025. The Company retained the underlying technology, data, and other assets and continues to operate the subsidiary’s remaining portions of the business. Because the transaction did not represent a strategic shift or the disposal of a separate major line of business, the related operations are not presented as discontinued operations. In connection with the asset disposition, the Company derecognized $5.0 million of goodwill and $2.5 million of customer lists.

Amortization expense of trade names, customer lists, and other intangible assets was approximately $34.4 million and $34.1 million for the three months ended March 31, 2026 and 2025, respectively. Trade names and customer lists are amortized on an accelerated basis based upon their estimated useful life. Other intangible assets are amortized on a straight-line or accelerated basis over their expected useful life of five years.

Note 5. Debt

The fair value of the Company’s debt obligation approximated its book value as of March 31, 2026 and December 31, 2025 and consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
First Lien Credit Facility	$2,089,537	$2,114,537
Less: Deferred financing costs	(32,603)	(34,498)
Long-term debt, net	$2,056,934	$2,080,039

First Advantage Holdings, LLC, an indirect wholly-owned subsidiary of the Company, is a party to a First Lien Credit Agreement (as amended, “2024 First Lien Credit Agreement”), which provided for a term loan of $2.185 billion due October 31, 2031 and a $250.0 million revolving credit facility due October 31, 2029.

On July 30, 2025, the Company amended its 2024 First Lien Credit Agreement (“2025 Amended First Lien Credit Agreement”) to reduce the interest rate on its term loan to a range of 2.50% to 2.75%, based on the first lien ratio, plus the Secured Overnight Financing Rate (“SOFR”) and an applicable margin (“First Lien Credit Facility”). The amendment also reduced the interest rate on its revolving credit facility to a range of 2.25% to 2.75%, based on the first lien ratio, plus SOFR (“Amended Revolver”). The Amended First Lien Credit Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the principal amount. The Amended Revolver has no amortization.

During the three months ended March 31, 2026, the Company made a voluntary principal prepayment of $25.0 million on its outstanding term loan. As a result of this prepayment, the Company recognized a loss on extinguishment of debt of $0.4 million, related to the write-off of unamortized deferred financing costs. No prepayment penalties were incurred. In accordance with the terms of the 2025 Amended First Lien Credit Agreement, this voluntary prepayment reduced the remaining scheduled future principal repayment obligations on the term loan.

The 2025 First Lien Credit Agreement contains customary affirmative covenants, negative covenants and events of default (including upon a change of control). The 2025 First Lien Credit Agreement also includes a “springing” first lien net leverage ratio test, applicable only to the Amended Revolver, that requires such ratio to be no greater than 7.75:1.00 on the last day of any fiscal quarter if more than 40.0% of the Amended Revolver is utilized on such date. As of March 31, 2026, there were no outstanding borrowings under the Amended Revolver and $2,089.5 million outstanding under the First Lien Credit Facility. In addition, $0.7 million in letters of credit were issued under the 2025 Amended First Lien Credit Agreement to support three office leases. As the Company had no outstanding amounts under the Amended Revolver, it was not subject to the consolidated first lien leverage ratio covenant. The Company was compliant with all covenants under the agreement as of March 31, 2026.

Note 6. Derivatives

To reduce exposure to variability in expected future cash outflows on variable rate debt attributable to the changes in one-month SOFR, the Company has historically entered into interest rate derivative instruments to economically offset a portion of this risk and may do so in the future.

During the three months ended March 31, 2026, the Company had the following derivatives that were not designated as a hedge in qualifying hedging relationships:

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

The following is a summary of location and fair value of the financial positions recorded related to the derivative instruments as of March 31, 2026 and December 31, 2025 (in thousands):

Derivatives not designated as hedging instruments	Balance Sheet Location	March 31, 2026	December 31, 2025
Interest rate swaps	Prepaid expenses and other current assets	$166	$—
Interest rate swaps	Accrued liabilities	$1,596	$6,492

The following is a summary of location and amount of gains and (losses) recorded related to the derivative instruments (in thousands):

		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Income Statement Location	2026	2025
Interest rate swaps	Interest expense, net	$4,945	$(3,936)

Note 7. Income Taxes

The Company’s income tax expense and related balance sheet accounts reflect the consolidated results of the Company and its subsidiaries.

For the three months ended March 31, 2026, the Company estimated its annual effective tax rate based on projected full-year income and applied this rate to year-to-date pre-tax income. The resulting tax provision was adjusted to reflect discrete tax items recognized during the period.

The effective income tax rates for the three months ended March 31, 2026 was 34.4%. The Company’s effective income tax rate for the three months ended March 31, 2026 differed from the U.S. federal statutory rate of 21% primarily due to the jurisdictional mix of earnings, U.S. state income taxes, and non-deductible share-based compensation. The jurisdictional mix of earnings was impacted by significant acquisition-related depreciation and amortization, which resulted in a U.S. pre-tax loss while generating pre-tax income in most foreign jurisdictions.

The effective income tax rates for the three months ended March 31, 2025 was (5.7)%. The Company’s effective income tax rate for the three months ended March 31, 2025 was lower than the U.S. federal statutory rate of 21% primarily due to a jurisdictional mix of earnings, driven by significant acquisition-related depreciation and amortization resulting in a U.S. net loss in the period, income taxes in the majority of the jurisdictions outside of the U.S., and U.S. state income taxes.

Note 8. Revenues

Substantially all of the Company’s revenues are recognized at a point in time when the orders are completed and the completed reports are reported, or otherwise made available. For revenues delivered over time, the output method is utilized to measure the value to the customer based on the transfer to date of the services promised, with no rights of return once consumed. In these cases, revenues from transactional contracts with a defined price but an undefined quantity are recognized utilizing the right to invoice expedient, with revenues recognized as the services are provided and become billable. Additionally, under this practical expedient, the Company is not required to estimate the transaction price.

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

Contract balances are generated when the revenues recognized in a given period varies from billing. A contract asset is created when the Company performs a service for a customer and recognizes more revenues than what has been billed. The contract asset balance was $16.3 million and $16.9 million as of March 31, 2026 and December 31, 2025, respectively, and is included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

A contract liability is created when the Company transfers a good or service to a customer and recognizes less than what has been billed. The Company recognizes these contract liabilities as deferred revenues when the Company has an obligation to perform services for a customer in the future and has already received consideration from the customer. The contract liability balance was $5.2 million and $5.0 million as of March 31, 2026 and December 31, 2025, respectively, and is included in deferred revenues in the accompanying condensed consolidated balance sheets. An immaterial amount of revenues was recognized in the current period related to the beginning balance of deferred revenues.

For additional disclosures about the disaggregation of our revenues, see Note 14, “Reportable Segments.”

Note 9. Share-based Compensation

Share-based compensation expense is recognized in cost of services, product and technology expense, and selling, general, and administrative expense, in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Share-based compensation expense
Cost of services	$625	$532
Product and technology expense	1,409	803
Selling, general, and administrative expense	2,396	6,632
Total share-based compensation expense	$4,430	$7,967

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

As of March 31, 2026, the Company had approximately $54.5 million of unrecognized pre-tax non-cash compensation expense related to its equity-based compensation plans. This amount includes approximately $30.1 million related to RSUs and $24.4 million related to stock options. The Company expects to recognize this expense over a weighted average period of 2.0 years.

2020 Equity Plan

Awards issued under the 2020 Equity Plan consist of options and profit interests. No awards have been issued under the plan since the Company’s IPO.

A summary of the stock option activity for the three months ended March 31, 2026 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2025	Grants outstanding	1,275,393	$5.15
March 31, 2026	Grants outstanding	1,275,393	$5.15	3.9 Years	$8.4 million
March 31, 2026	Grants vested	1,157,563	$5.14	3.9 Years	$7.7 million
March 31, 2026	Grants unvested	117,830	$5.23

2021 Equity Plan

The 2021 Equity Plan is intended to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders. The 2021 Equity Plan provides for the grant of awards of stock options, stock appreciation rights, restricted shares, restricted stock units, and other equity-based or cash-based awards as determined by the Company’s Compensation Committee. The 2021 Equity Plan initially had a total of 17,525,000 shares of common stock reserved. The number of reserved shares automatically increases on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030, in an amount equal to the lesser of (x) 2.5% of the total number of shares of common stock outstanding on the last day of the immediately preceding calendar year and (y) a number of shares as determined by the Board of Directors. As of March 31, 2026, 22,452,133 shares were available for issuance under the 2021 Equity Plan.

Stock Options

A summary of the stock option activity for the three months ended March 31, 2026 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2025	Grants outstanding	5,225,103	$14.52
	Grants issued	2,579,979	$11.76
	Grants cancelled/forfeited	(24,427)	$13.60
March 31, 2026	Grants outstanding	7,780,655	$13.61	7.5 Years	$0.1 million
March 31, 2026	Grants vested	3,645,095	$13.94	5.5 Years	$0.1 million
March 31, 2026	Grants unvested	4,135,560	$13.32

The fair value for stock options granted for the three months ended March 31, 2026 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Options
Expected stock price volatility	48.62%
Risk-free interest rate	3.72%
Expected term (in years)	6.25
Fair-value of the underlying unit	$11.76

Restricted Stock Units

A summary of the RSU activity for the three months ended March 31, 2026 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2025	Nonvested RSUs	883,532	$16.18
	Granted	1,755,287	$11.76
	Vested	(107,795)	$15.13
	Forfeited	(12,784)	$13.55
March 31, 2026	Nonvested RSUs	2,518,240	$13.16

Restricted Stock

A summary of the restricted stock activity for the three months ended March 31, 2026 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2025	Nonvested restricted stock	448,223	$11.74
	Vested	(448,223)	$13.32
March 31, 2026	Nonvested restricted stock	—	$-

Sterling Acquisition Awards

Restricted Stock Units

A summary of the RSU activity for the three months ended March 31, 2026 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2025	Nonvested RSUs	9,525	$18.70
	Vested	(6,008)	$18.70
March 31, 2026	Nonvested RSUs	3,517	$18.70

Restricted Stock

A summary of the restricted stock activity for the three months ended March 31, 2026 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2025	Nonvested restricted stock	180,766	$18.70
	Vested	(120,053)	$18.70
March 31, 2026	Nonvested restricted stock	60,713	$18.70

2021 Employee Stock Purchase Plan (“ESPP”)

The Company’s ESPP allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation to acquire Company stock during designated offering periods. Each offering period consists of one six-month purchase period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. The Company recorded an associated expense of approximately $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

Note 10. Equity

Preferred Stock

As of March 31, 2026 and December 31, 2025, 250,000,000 shares of Preferred Stock were authorized, and no Preferred Stock was issued or outstanding.

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

A summary of the stock repurchase activity under the 2026 Repurchase Program is summarized as follows (in thousands, except share and per share amounts):

Three Months Ended March 31,
2026
Shares repurchased	1,734,778
Average price per share	$11.24
Costs recorded to accumulated deficit
Total repurchase costs	$19,456
Additional associated costs	229
Total costs recorded to accumulated deficit	$19,685

As of March 31, 2026, the remaining authorized value of shares available to be repurchased under this program was approximately $80.5 million.

Repurchased shares of common stock were retired. The par value of repurchased shares was deducted from common stock and the excess repurchase price over par value is reflected as a reduction to accumulated deficit. Additional associated costs include the related brokerage commissions and excise taxes on share repurchases.

Note 11. Commitments and Contingencies

There have been no material changes to the Company’s contractual obligations as compared to December 31, 2025.

The Company is involved in litigation from time to time in the ordinary course of business. At times, the Company, given the nature of its background screening business, is subject to lawsuits, or potential class action lawsuits, in multiple jurisdictions, related to claims brought primarily by consumers or individuals who were the subject of its screening services.

For all pending matters, the Company believes it has meritorious defenses and intends to defend vigorously or otherwise seek indemnification from other parties as appropriate. However, the Company has recorded a liability of $8.1 million and $8.7 million as of March 31, 2026 and December 31, 2025, respectively, for matters that it believes entail a loss that is both probable and estimable. This is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Note 12. Related Party Transactions

The Company had no material related party transactions for the three months ended March 31, 2026.

Note 13. Net Income (Loss) Per Share

Basic weighted-average shares outstanding excludes nonvested restricted stock. Diluted weighted average shares outstanding is similar to basic weighted-average shares outstanding, except that the weighted-average number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common share had been issued, including the dilutive impact of nonvested restricted stock. The potentially dilutive securities outstanding during the three months ended March 31, 2026 had a dilutive effect and were included in the calculation of diluted net income per share for the period. The potentially dilutive securities outstanding during the three months ended March 31, 2025 had an anti-dilutive effect and were therefore not included in the calculation of diluted net loss per share. Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended March 31,
	2026	2025
Basic net income (loss) per share	$0.01	$(0.24)
Diluted net income (loss) per share	$0.01	$(0.24)
Numerator:
Net income (loss) (in thousands)	$2,168	$(41,194)
Denominator:
Weighted average number of shares outstanding - basic	173,903,625	172,756,497
Add stock options to purchase shares and restricted stock units	1,019,155	—
Weighted average number of shares outstanding - diluted	174,922,780	172,756,497

For the three months ended March 31, 2026 and 2025, a total of 6,647,968 and 3,863,961 stock options, RSUs, and restricted stock awards were excluded from the calculation of diluted net income (loss) per share, respectively, because their effect was anti-dilutive.

Note 14. Reportable Segments

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

The CODM does not review the Company’s assets by segment as it does not provide additional insights into the performance of our business; therefore, such information is not presented. The accounting policies of the segments are the same as described in Note 1. “Organization, Nature of Business, and Basis of Presentation” and Note 2. “Summary of Significant Accounting Policies” included in the Annual Report on Form 10-K for the year ended December 31, 2025.

Reconciliations of Segment Adjusted EBITDA to net income (loss) for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31, 2026
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$172,734	$23,560	$190,391	$386,685
Intersegment revenues	(468)	(1,135)	119	(1,484)
External revenues	$172,266	$22,425	$190,510	$385,201
Less:
Adjusted cost of services	90,176	13,792	111,604
Other segment items	32,807	8,296	24,723
Segment Adjusted EBITDA	$49,751	$1,472	$54,064	$105,287
Adjustments to reconcile to net income:
Interest expense, net				29,841
Provision for income taxes				1,137
Loss on extinguishment of debt				374
Depreciation and amortization				62,190
Share-based compensation				4,430
Transaction and acquisition-related charges (a)				565
Integration, restructuring, and other charges (b)				4,582
Net income				$2,168

	Three Months Ended March 31, 2025
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$145,353	$23,775	$187,518	$356,646
Intersegment revenues	(491)	(1,263)	(304)	(2,058)
External revenues	$144,862	$22,512	$187,214	$354,588
Less:
Adjusted cost of services	74,183	13,848	104,802
Other segment items	30,863	6,561	34,277
Segment Adjusted EBITDA	$40,307	$3,366	$48,439	$92,112
Adjustments to reconcile to net loss:
Interest expense, net				46,580
Provision for income taxes				2,231
Depreciation and amortization				61,666
Share-based compensation				7,967
Transaction and acquisition-related charges (a)				3,996
Integration, restructuring, and other charges (b)				10,866
Net loss				$(41,194)

(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three months ended March 31, 2026 and 2025 include approximately $0.2 million and $3.8 million, respectively, of expense associated with the Sterling Acquisition.
(b)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, (gains) losses on the sale of assets, and other non-recurring items. Integration, restructuring, and other charges for the three months ended March 31, 2026 and 2025 include approximately $1.4 million and $7.8 million, respectively, of expense associated with the integration of Sterling.

Geographic Information

The Company categorizes revenues by geographic region in which the revenues and invoicing are recorded. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods.

The following summarizes revenues by geographical region (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues
United States	$329,406	$303,789
All other countries	55,795	50,799
Total revenues	$385,201	$354,588

The following table sets forth net long-lived assets by geographic area (in thousands):

	March 31, 2026	December 31, 2025
Long-lived assets, net
United States	$2,600,528	$2,822,176
All other countries	603,886	438,668
Total long-lived assets, net	$3,204,414	$3,260,844

Note 15. Subsequent Events

On May 6, 2026, the Company made a voluntary principal repayment in the amount of $25.0 million under its First Lien Credit Facility. The repayment was made using available cash on hand. No prepayment penalties were incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of First Advantage Corporation’s financial condition and results of operations is provided as a supplement to the condensed consolidated financial statements for the three months ended March 31, 2026, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

These forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Such risks and uncertainties include, but are not limited to, the following: the failure to realize the expected benefits of the Sterling Acquisition; adverse changes in external events beyond our control, including our customers’ onboarding volumes, economic drivers which are sensitive to macroeconomic cycles, such as interest rate volatility and inflation, geopolitical unrest, global trade disputes, uncertainty in financial markets, and changes in tax laws; our operations in a highly regulated industry and the fact that we are subject to numerous and evolving laws and regulations, including with respect to personal data, data security, and artificial intelligence (“AI”); our inability to identify and successfully implement our growth strategies on a timely basis or at all; potential harm to our business, brand, and reputation as a result of security breaches, cyber-attacks, social, ethical, and legal issues relating to the use of new and evolving technologies, employee or other internal misconduct, computer viruses, or the mishandling of personal data; operating in a penetrated and competitive market; our reliance on third-party data providers; our sales to government entities and higher-tier contractors to governmental customers which involve unique competitive, procurement, budget, administrative and contractual risks; due to the sensitive and privacy-driven nature of our products and solutions, we could face liability and legal or regulatory proceedings, which could be costly and time-consuming to defend and may not be fully covered by insurance; our international business exposes us to a number of risks; real or perceived errors, failures, or bugs in our products could adversely affect our business, results of operations, financial condition, and growth prospects; our ability to identify attractive targets or successfully complete such transactions; failure to comply with anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations; disruptions at our Operation Centers of Excellence and other operational sites; our contracts with our customers, which do not guarantee exclusivity or contracted volumes; the timing, manner and volume of repurchases of common stock pursuant to our share repurchase program; disruptions, outages, or other errors with our technology and network infrastructure, including our data centers, servers, and third-party cloud and internet providers and our migration to the cloud; the continued integration of our platforms and solutions with human resource providers such as applicant tracking systems and human capital management systems as well as our relationships with such human resource providers; risks relating to public opinion, which may be magnified by incidents or adverse publicity concerning our industry or operations; our reliance on third-party vendors to carry out certain portions of our operations; our dependence on the service of our key executives and other employees, and our ability to find and retain qualified employees; our ability to obtain, maintain, protect and enforce our intellectual property and other proprietary information; our ability to maintain, protect, and enforce the confidentiality of our trade secrets; the use of open-source software in our applications; seasonality in our operations from quarter to quarter; our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations; Silver Lake’s control of us and the potential conflict of its interest with ours or those of our stockholders; and changing interpretations of tax laws.

For additional information on these and other factors that could cause First Advantage’s actual results to differ materially from expected results, please see our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.

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

We generated revenues of $385.2 million for the three months ended March 31, 2026, as compared to $354.6 million for the three months ended March 31, 2025. Approximately 86% of our revenues for the three months ended March 31, 2026 was generated in the United States, while the remaining 14% was generated abroad. Other than the United States, no single country accounted for 10% or more of our total revenues for the three months ended March 31, 2026. Please refer to “Results of Operations” for further details.

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

Recent Developments

Current Economic Conditions

Our results continue to be influenced by our customers’ underlying business performance, hiring patterns, and workforce strategies, which collectively drive demand for our background screening and adjacent solutions. Customer demand remains sensitive to a range of macroeconomic and labor-market factors, including hiring velocity, employee turnover, sector‑specific employment trends, and overall economic conditions. During periods of economic uncertainty, employers may reduce or delay hiring, slow onboarding activity, or take a more measured approach to workforce expansion, which can negatively impact demand for our solutions.

Macroeconomic conditions during the year have continued to be volatile. While parts of the global economy have demonstrated resilience, employers continue to operate in an environment characterized by elevated interest rates, inflationary pressure driven in part by higher energy and transportation costs, and uneven hiring activity across industries and geographies. Recent geopolitical developments, including ongoing conflict in the Middle East and resulting disruptions to global energy markets, have contributed to renewed inflation concerns, higher operating costs for many businesses, and increased uncertainty in planning and investment decisions. In addition, continued uncertainty surrounding global trade and tariff policies, shifting supply‑chain strategies, and evolving regulatory and compliance requirements have contributed to cautious employer behavior, particularly among customers with international operations or exposure to cyclical end markets.

Heightened geopolitical tensions, regional conflicts, and policy uncertainty have increased variability in customer hiring plans and workforce strategies. These conditions have resulted in slower decision‑making, increased cost scrutiny, and greater focus on operational efficiency, including the pace and scale of new hiring initiatives. If the economic uncertainty is sustained or increases, we may experience a negative impact on new business generation, customer renewals and overall demand levels, sales and marketing efforts, revenues growth rates, customer deployments, customer collections, product development, or other financial metrics. Any of these factors could harm our business, financial condition, and operating results. Our ability to grow our business will also depend on the long-term strength, diversity, and durability of the verticals that we focus on and rely upon to drive our revenues.

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

For additional information, see our “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).

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
•
Selling, General, and Administrative Expense: Consists of sales, customer success, marketing, and general and administrative expenses. Sales, customer success, and marketing expenses consist primarily of employee compensation such as salaries, bonuses, sales commissions, share-based compensation, and other employee benefits for our verticalized sales and customer success teams. General and administrative expenses include travel expenses and various corporate functions including finance, human resources, legal, and other administrative roles, in addition to certain professional service fees and expenses incurred in connection with acquisitions. Selling, general, and administrative expenses also include gains and losses from the sale of assets that do not constitute a sale of a business or discontinued operations. We do not allocate depreciation and amortization to selling, general, and administrative expenses.
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

Provision for Income Taxes

Provision for income taxes consists of U.S. domestic and foreign corporate income taxes related to earnings, with applicable statutory tax rates varying by jurisdiction. Our effective tax rate may be affected by a number of factors, including changes in tax laws, regulations, or statutory rates; regulatory guidance, or new administrative interpretations of judicial decisions; and shifts in proportion of income earned in jurisdictions with differing statutory tax rates.

As our business continues to expand globally, the distribution of pretax income across domestic and foreign jurisdictions may fluctuate, resulting in volatility in our effective tax rate. Additionally, the effective tax rate may also be affected by the availability of tax credits and incentives, non-deductible expenses, changes in valuation allowances, and the resolution of uncertain tax positions. These factors, individually or collectively, may cause our provision for income taxes and effective tax rate to differ materially from period to period.

Results of Operations

The information contained below should be read in conjunction with our accompanying historical condensed consolidated financial statements and the related notes.

Comparison of Results of Operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Revenues	$385,201	$354,588

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	211,411	192,565
Product and technology expense	24,605	27,155
Selling, general, and administrative expense	53,475	65,585
Depreciation and amortization	62,190	61,666
Total operating expenses	351,681	346,971
Income from operations	33,520	7,617

Other Expense, Net:
Interest expense, net	29,841	46,580
Loss on extinguishment of debt	374	—
Total other expense, net	30,215	46,580
Income (loss) before provision for income taxes	3,305	(38,963)
Provision for income taxes	1,137	2,231
Net income (loss)	$2,168	$(41,194)
Net income (loss) margin	0.6%	(11.6)%

Revenues

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenues
First Advantage Americas	$172,734	$145,353
First Advantage International	23,560	23,775
Sterling	190,391	187,518
Eliminations	(1,484)	(2,058)
Total revenues	$385,201	$354,588

Revenues were $385.2 million for the three months ended March 31, 2026, compared to $354.6 million for the three months ended March 31, 2025. Revenues for the three months ended March 31, 2026 increased by $30.6 million, or 8.6%, compared to the three months ended March 31, 2025.

The increase in revenues is due to:

•
a net increase of $15.4 million, or 4.4% from existing customer revenues, primarily driven by continued strength from upselling and cross-selling initiatives which were offset by the impact of of lost accounts; and
•
revenues of $15.2 million, or 4.3%, from new customers, primarily attributable to our First Advantage Americas and Sterling segments.

Pricing remained relatively stable across all periods.

Cost of Services

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Cost of services	$211,411	$192,565
Revenues	$385,201	$354,588
Cost of services as a % of revenue	54.9%	54.3%

Cost of services was $211.4 million for the three months ended March 31, 2026, compared to $192.6 million for the three months ended March 31, 2025. Cost of services for the three months ended March 31, 2026 increased by $18.8 million, or 9.8%, compared to the three months ended March 31, 2025.

The increase in cost of services was primarily due to:

•
a $16.7 million increase in third-party data expenses as a result of increased revenue volumes; and
•
a $0.9 million increase in software costs.

Cost of services as a percentage of revenues was 54.9% for the three months ended March 31, 2026, compared to 54.3% for the three months ended March 31, 2025. The cost of services percentage of revenues for the first quarter of 2026 was impacted by product and customer mix and increases in third party costs.

Product and Technology Expense

	Three Months Ended March 31,
(in thousands)	2026	2025
Product and technology expense	$24,605	$27,155

Product and technology expense was $24.6 million for the three months ended March 31, 2026, compared to $27.2 million for the three months ended March 31, 2025. Product and technology expense for the three months ended March 31, 2026 decreased by $2.6 million, or 9.4%, compared to the three months ended March 31, 2025.

The decrease in product and technology expense was primarily due to:

•
a $2.0 million decrease in software expenses as a result of integration efforts related to the acquisition of Sterling; and
•
a $0.7 million decrease in professional services costs from non-recurring integration activities incurred in the prior year.

Selling, General, and Administrative Expense

	Three Months Ended March 31,
(in thousands)	2026	2025
Selling, general, and administrative expense	$53,475	$65,585

Selling, general, and administrative expense was $53.5 million for the three months ended March 31, 2026, compared to $65.6 million for the three months ended March 31, 2025. Selling, general, and administrative expense for the three months ended March 31, 2026 decreased by $12.1 million, or 18.5%, compared to the three months ended March 31, 2025.

Selling, general, and administrative expense decreased primarily due to:

•
a $4.6 million decrease in personnel expenses resulting from cost-savings actions implemented by the Company in 2025;
•
a $4.2 million decrease in share-based compensation expense, primarily due to Sterling equity awards converted to First Advantage equity awards in connection with the October 2024 acquisition becoming fully vested;
•
a $3.8 million decrease in bonus expense, primarily driven by lower cash compensation related to Sterling equity awards converted to cash awards in connection with the October 2024 acquisition becoming fully vested; and
•
decreases in other corporate expenses, primarily reflecting additional cost-savings actions taken by the Company.

These decreases were partially offset by a $5.2 million loss on the sale of assets related to an adjacent product during the three months ended March 31, 2026, which did not constitute a sale of a business or discontinued operations.

Depreciation and Amortization

	Three Months Ended March 31,
(in thousands)	2026	2025
Depreciation and amortization	$62,190	$61,666

Depreciation and amortization was $62.2 million for the three months ended March 31, 2026, compared to $61.7 million for the three months ended March 31, 2025. Depreciation and amortization for the three months ended March 31, 2026 increased by $0.5 million, or 0.8%, compared to the three months ended March 31, 2025 primarily due to assets placed in service since March 31, 2025.

Interest Expense, Net

	Three Months Ended March 31,
(in thousands)	2026	2025
Interest expense, net	$29,841	$46,580

Interest expense, net was $29.8 million for the three months ended March 31, 2026, compared to $46.6 million for the three months ended March 31, 2025. Interest expense, net for the three months ended March 31, 2026 decreased by $16.7 million or 35.9%, compared to the three months ended March 31, 2025.

The decrease in interest expense was primarily driven by lower interest on the Company’s term loan, reflecting voluntary principal repayments and reduced interest rates following the Company’s 2025 amendment to its 2024 First Lien Credit Agreement. The decrease was further impacted by an increase in unrealized gains of $8.9 million on the Company’s interest rate swaps, driven by interest rate volatility during the period.

Loss on Extinguishment of Debt

	Three Months Ended March 31,
(in thousands)	2026	2025
Loss on extinguishment of debt	$374	$—

Loss on extinguishment of debt for the three months ended March 31, 2026 relates to the write-off of unamortized deferred financing costs as a result of voluntary principal repayments of $25.0 million on the Company’s outstanding term loan facility.

Provision for Income Taxes

	Three Months Ended March 31,
(in thousands)	2026	2025
Provision for income taxes	$1,137	$2,231

Our provision for income taxes was $1.1 million for the three months ended March 31, 2026, compared to $2.2 million for the three months ended March 31, 2025. Our provision for income taxes for the three months ended March 31, 2026 decreased by $1.1 million, compared to the three months ended March 31, 2025.

The decrease in our provision for income taxes was primarily due to the jurisdictional mix of earnings and lower non-deductible share-based compensation during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Net Income (Loss) and Net Income (Loss) Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Net income (loss)	$2,168	$(41,194)
Net income (loss) margin	0.6%	(11.6)%

Net income (loss) was $2.2 million for the three months ended March 31, 2026, compared to $(41.2) million for the three months ended March 31, 2025. Net income for the three months ended March 31, 2026 increased by $43.4 million compared to the three months ended March 31, 2025.

Net income (loss) margin was 0.6% for the three months ended March 31, 2026, compared to (11.6)% for the three months ended March 31, 2025. The improvement in our net income margin was primarily attributable to increased revenues, our ability to leverage operational efficiencies to control overall expenses, and lower interest expense.

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

Adjusted EBITDA was $105.3 million for the three months ended March 31, 2026 and represented an Adjusted EBITDA Margin of 27.3%. Adjusted EBITDA was $92.1 million for the three months ended March 31, 2025 and represented an Adjusted EBITDA Margin of 26.0%. Adjusted EBITDA for the three months ended March 31, 2026 increased by $13.2 million, or 14.3%, compared to the three months ended March 31, 2025. Growth in Adjusted EBITDA was driven primarily from revenues growth attributed to new and existing customers and margin expansion attributed to cost efficiencies.

The following table presents a reconciliation of Adjusted EBITDA for the periods presented.

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income (loss)	$2,168	$(41,194)
Interest expense, net	29,841	46,580
Provision for income taxes	1,137	2,231
Depreciation and amortization	62,190	61,666
Loss on extinguishment of debt	374	—
Share-based compensation(a)	4,430	7,967
Transaction and acquisition-related charges(b)	565	3,996
Integration, restructuring, and other charges(c)	4,582	10,866
Adjusted EBITDA	$105,287	$92,112
(a)
Share-based compensation for the three months ended March 31, 2026 and 2025 includes approximately $0.6 million and $1.9 million, respectively, of incrementally recognized expense associated with the May 2023 modification of the vesting terms of outstanding unvested and unearned performance-based options, restricted stock units, and restricted stock awards.
(b)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three months ended March 31, 2026 and 2025 include approximately $0.2 million and $3.8 million, respectively, of expense associated with the Sterling Acquisition.
(c)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, (gains) losses on the sale of assets, and other non-recurring items. Integration, restructuring, and other charges for the three months ended March 31, 2026 and 2025 include approximately $1.4 million and $7.8 million, respectively, of expense associated with the integration of Sterling.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenues. The following table presents the calculation of Adjusted EBITDA Margin for the periods presented.

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Adjusted EBITDA	$105,287	$92,112
Revenues	385,201	354,588
Adjusted EBITDA Margin	27.3%	26.0%

The following table presents a calculation of Adjusted EBITDA by segment for the periods presented. See Note 14, “Reportable Segments” to the condensed consolidated financial statements for a reconciliation of Adjusted EBITDA for the periods presented by segment.

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Adjusted EBITDA(1)
First Advantage Americas	$49,751	$40,307
First Advantage International	1,472	3,366
Sterling	54,064	48,439
Adjusted EBITDA	$105,287	$92,112

Revenues
First Advantage Americas	$172,734	$145,353
First Advantage International	23,560	23,775
Sterling	190,391	187,518
Less: intersegment eliminations	(1,484)	(2,058)
Total revenues	$385,201	$354,588

Adjusted EBITDA Margin
First Advantage Americas	28.8%	27.7%
First Advantage International	6.2%	14.2%
Sterling	28.4%	25.8%
Adjusted EBITDA Margin	27.3%	26.0%
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

Adjusted Net Income was $45.1 million for the three months ended March 31, 2026, compared to $30.5 million for the three months ended March 31, 2025. Adjusted Net Income for the three months ended March 31, 2026 increased by $14.6 million, or 48.0% compared to the three months ended March 31, 2025.

Adjusted Diluted Earnings Per Share was $0.26 for the three months ended March 31, 2026, compared to $0.17 for the three months ended March 31, 2025. Adjusted Diluted Earnings Per Share for the three months ended March 31, 2026 increased by $0.09, or 52.9% compared to the three months ended March 31, 2025.

This growth was driven primarily by the same factors contributing to Adjusted EBITDA growth, though Adjusted Net Income and Adjusted Diluted Earnings Per Share are also impacted by changes in acquisition-related depreciation and amortization and changes in our capital structure that are captured in interest expense. The 2025 refinancing of the Company’s 2024 First Lien Credit Agreement, voluntary debt prepayments, and gains or losses on the Company’s interest rate swaps impact the comparability of Adjusted Net Income and Adjusted Diluted Earnings Per Share across historical periods.

Adjusted Diluted Earnings Per Share is further impacted by shares repurchased under the Company’s Repurchase Program.

The following table presents a reconciliation of Adjusted Net Income for the periods presented.

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income (loss)	$2,168	$(41,194)
Provision for income taxes	1,137	2,231
Income (loss) before provision for income taxes	3,305	(38,963)
Debt-related charges(a)	(3,169)	6,803
Acquisition-related depreciation and amortization(b)	50,914	50,039
Share-based compensation(c)	4,430	7,967
Transaction and acquisition-related charges(d)	565	3,996
Integration, restructuring, and other charges(e)	4,582	10,866
Adjusted Net Income before income tax effect	60,627	40,708
Less: Adjusted income taxes(f)	15,508	10,222
Adjusted Net Income	$45,119	$30,486

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented.

	Three Months Ended March 31,
	2026	2025
Diluted net income (loss) per share (GAAP)	$0.01	$(0.24)
Adjusted Net Income adjustments per share
Provision for income taxes	0.01	0.01
Debt-related charges(a)	(0.02)	0.04
Acquisition-related depreciation and amortization(b)	0.29	0.29
Share-based compensation(c)	0.03	0.05
Transaction and acquisition-related charges(d)	0.00	0.02
Integration, restructuring, and other charges(e)	0.03	0.06
Adjusted income taxes(f)	(0.09)	(0.06)
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.26	$0.17

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP)	174,922,780	172,756,497
Options and restricted stock not included in weighted average number of shares outstanding—diluted (GAAP) (using treasury stock method)	—	2,217,580
Adjusted weighted average number of shares outstanding—diluted (Non-GAAP)	174,922,780	174,974,077
(a)
Represents the loss on extinguishment and non-cash interest expense related to the amortization of debt issuance costs related to the refinancing of the Company’s First Lien Credit Facility. This adjustment also includes the impact of the change in fair value of interest rate swaps, which represents the difference between the fair value gains or losses and actual cash payments and receipts on the interest rate swaps.
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
(c)
Share-based compensation for the three months ended March 31, 2026 and 2025 includes approximately $0.6 million and $1.9 million, respectively, of incrementally recognized expense associated with the May 2023 modification of the vesting terms of outstanding unvested and unearned performance-based options, restricted stock units, and restricted stock awards.
(d)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three months ended March 31, 2026 and 2025 include approximately $0.2 million and $3.8 million, respectively, of expense associated with the Sterling Acquisition.
(e)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, (gains) losses on the sale of assets, and other non-recurring items. Integration, restructuring, and other charges for the three months ended March 31, 2026 and 2025 include approximately $1.4 million and $7.8 million, respectively, of expense associated with the integration of Sterling.
(f)
Effective tax rates of approximately 25.6% and 25.1% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

Liquidity

The Company’s primary liquidity requirements are for working capital, debt service, ongoing investments in software development and other capital expenditures, as well as other strategic growth initiatives. In addition, income taxes represent, and are expected to continue to represent, a significant use of cash depending on future profitability and applicable tax rates. The Company’s liquidity needs are met primarily through existing balance sheet cash, cash flows from operations, as well as funds available under our revolving credit facility and proceeds from our term loan borrowings, including incremental term loan borrowings incurred to fund the Sterling Acquisition. Our cash flows from operations include cash received from customers, less cash costs to provide services to our customers, which includes general and administrative costs and interest payments.

As of March 31, 2026, we had $225.9 million in cash and cash equivalents and $249.3 million available under our revolving credit facility. As of March 31, 2026, we had $2,089.5 million of total debt outstanding. We believe our cash on hand, together with amounts available under our revolving credit facility and cash provided by operating activities are and will continue to be adequate to meet our operational and business needs in the next 12 months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors that may be beyond our control, including those described under our “Risk Factors” included in our 2025 Annual Report.

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

The 2025 First Lien Credit Agreement contains customary affirmative covenants, negative covenants and events of default (including upon a change of control). The 2025 First Lien Credit Agreement also includes a “springing” first lien net leverage ratio test, applicable only to the Amended Revolver, that requires such ratio to be no greater than 7.75:1.00 on the last day of any fiscal quarter if more than 40.0% of the Amended Revolver is utilized on such date. See Note 5, “Debt,” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

Cash Flow Analysis

Comparison of Cash Flows for the three months ended March 31, 2026 compared to the three months ended March 31, 2025

The following table is a summary of our cash flow activity for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$49,431	$19,471
Net cash used in investing activities	(14,016)	(11,076)
Net cash used in financing activities	(44,261)	(5,993)

Cash Flows from Operating Activities

Net cash provided by operating activities was $49.4 million for the three months ended March 31, 2026, compared to $19.5 million for the three months ended March 31, 2025. Net cash provided by operating activities for the three months ended March 31, 2026 increased by $30.0 million compared to the three months ended March 31, 2025. Cash flows provided by operating activities were positively impacted by revenue growth from existing customers, new customer go-lives, and lower interest payments on the Company’s term loan and revolving credit facility. These favorable impacts were partially offset by higher working capital requirements, largely attributable to revenue growth and compensation payments in the first quarter of 2026.

Cash Flows from Investing Activities

Net cash used in investing activities was $14.0 million for the three months ended March 31, 2026, compared to $11.1 million for the three months ended March 31, 2025. Net cash used in investing activities for the three months ended March 31, 2026 increased by $2.9 million compared to the three months ended March 31, 2025. The increase in cash flows used in investing activities was primarily due to increased spend on software development related to the Company’s screening platforms, partially offset by $2.0 million of cash proceeds from the sale of assets related to an adjacent product.

Cash Flows from Financing Activities

Net cash used in financing activities was $44.3 million for the three months ended March 31, 2026, compared to $6.0 million for the three months ended March 31, 2025. Net cash used in financing activities for the three months ended March 31, 2026 was primarily driven by principal repayments of $25.0 million on the Company’s term loan and shares repurchased under the Company’s Repurchase Program. During the three months ended March 31, 2026, 1,734,778 shares were repurchased under the Repurchase Program at a total cost of $19.5 million.

Contractual Obligations, Commitments, and Other Contingencies

During the three months ended March 31, 2026, there have been no significant changes to our contractual obligations, commitments, and other contingencies compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements for disclosure of the impact that recent accounting pronouncements may have on the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2026, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2026, no material change had occurred in our market risks, compared with the disclosure in our 2025 Annual Report.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors, compared with the disclosure in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On February 25, 2026, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s common stock with no expiration date.

All share repurchases were made under the Company's publicly announced program, and there are no other programs under which the Company repurchases shares. The following information relates to the Company’s purchase of its common stock during each month within the first quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 through January 31, 2026	—	$—	—	$—
February 1, 2026 through February 28, 2026	—	$—	—	$100,000,000
March 1, 2026 through March 31, 2026	1,734,778	$11.24	1,734,778	$80,507,914
Total	1,734,778	$—	1,734,778	$80,507,914

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Amendment to Employment Letter Agreement

On May 7, 2026, the Company entered into an amendment to the employment letter agreement, dated May 31, 2017, with Joelle M. Smith, the Company’s President, to extend her severance period from six months to twelve months following a termination without Cause or resignation for Good Reason (as such terms are defined in the employment letter agreement). The Company’s Board of Directors, upon recommendation of the Compensation Committee, approved the amendment. All other terms related to severance under the original employment letter agreement remain applicable, as set forth in such agreement, which was filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2023.

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

FIRST ADVANTAGE CORPORATION

Date: May 7, 2026	By:	/s/ Scott Staples
Scott Staples
Chief Executive Officer (principal executive officer)

Date: May 7, 2026	By:	/s/ Steven Marks
Steven Marks
Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)