Form 10-Q
period 2026-06-30
FIRST ADVANTAGE CORP
filed 2026-08-06
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 171,753,691 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

First Advantage Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$237,900	$239,998
Restricted cash	110	86
Accounts receivable (net of allowance for doubtful accounts of $7,792 and $8,084 at June 30, 2026 and December 31, 2025, respectively)	309,282	297,281
Prepaid expenses and other current assets	26,472	15,323
Income tax receivable	7,282	9,010
Total current assets	581,046	561,698
Property and equipment, net	227,267	250,865
Goodwill	2,135,158	2,143,604
Intangible assets, net	785,062	857,111
Deferred tax asset, net	4,289	4,183
Other assets	14,424	16,341
TOTAL ASSETS	$3,747,246	$3,833,802
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$124,250	$109,888
Accrued compensation	55,432	60,537
Accrued liabilities	40,564	49,140
Current portion of operating lease liability	3,125	3,568
Income tax payable	1,319	2,298
Deferred revenues	5,251	5,028
Total current liabilities	229,941	230,459
Long-term debt (net of deferred financing costs of $30,756 and $34,498 at June 30, 2026 and December 31, 2025, respectively)	2,033,781	2,080,039
Deferred tax liability, net	172,266	190,255
Operating lease liability, less current portion	4,155	5,525
Other liabilities	13,149	13,972
Total liabilities	2,453,292	2,520,250
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 171,571,364 and 174,190,461 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	172	174
Additional paid-in-capital	1,541,000	1,528,315
Accumulated deficit	(214,107)	(194,632)
Accumulated other comprehensive loss	(33,111)	(20,305)
Total equity	1,293,954	1,313,552
TOTAL LIABILITIES AND EQUITY	$3,747,246	$3,833,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
REVENUES	$448,763	$390,633	$833,964	$745,221

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization below)	244,771	207,841	456,182	400,406
Product and technology expense	27,265	25,676	51,870	52,831
Selling, general, and administrative expense	57,811	57,473	111,286	123,058
Depreciation and amortization	61,893	61,906	124,083	123,572
Total operating expenses	391,740	352,896	743,421	699,867
INCOME FROM OPERATIONS	57,023	37,737	90,543	45,354

OTHER EXPENSE, NET:
Interest expense, net	31,608	44,785	61,449	91,365
Loss on extinguishment of debt	359	254	733	254
Total other expense, net	31,967	45,039	62,182	91,619
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	25,056	(7,302)	28,361	(46,265)
Provision (benefit) for income taxes	8,142	(7,610)	9,279	(5,379)
NET INCOME (LOSS)	$16,914	$308	$19,082	$(40,886)

Foreign currency translation (loss) income	(5,886)	14,384	(12,806)	19,837
COMPREHENSIVE INCOME (LOSS)	$11,028	$14,692	$6,276	$(21,049)

NET INCOME (LOSS)	$16,914	$308	$19,082	$(40,886)
Basic net income (loss) per share	$0.10	$0.00	$0.11	$(0.24)
Diluted net income (loss) per share	$0.10	$0.00	$0.11	$(0.24)
Weighted average number of shares outstanding - basic	171,747,641	173,288,662	172,782,144	172,930,881
Weighted average number of shares outstanding - diluted	173,225,170	175,069,451	173,911,739	172,930,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$19,082	$(40,886)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	124,083	123,572
Loss on extinguishment of debt	733	254
Amortization of deferred financing costs	3,009	3,205
Bad debt expense (recovery)	792	(1,495)
Deferred taxes	(18,124)	(26,965)
Share-based compensation	9,670	13,709
Loss on disposal and impairment of long-lived assets	6,864	527
Change in fair value of interest rate swaps	(8,172)	6,419
Changes in operating assets and liabilities:
Accounts receivable	(13,486)	(13,033)
Prepaid expenses and other assets	(9,854)	1,878
Accounts payable	16,470	(12,049)
Accrued compensation and accrued liabilities	(7,452)	2,585
Deferred revenues	241	501
Operating lease liabilities	149	(155)
Other liabilities	(1,835)	(308)
Income taxes receivable and payable, net	857	(943)
Net cash provided by operating activities	123,027	56,816
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs	(28,075)	(22,180)
Purchases of property and equipment	(7,464)	(1,718)
Other investing activities	2,028	82
Net cash used in investing activities	(33,511)	(23,816)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of First Lien Credit Facility	(50,000)	(20,462)
Share repurchases	(38,179)	—
Proceeds from issuance of common stock under share-based compensation plans	4,334	2,219
Net settlement of share-based compensation plan awards	(1,318)	(2,761)
Cash dividends paid	(79)	(103)
Net cash used in financing activities	(85,242)	(21,107)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(6,348)	2,969
(Decrease) increase in cash, cash equivalents, and restricted cash	(2,074)	14,862
Cash, cash equivalents, and restricted cash at beginning of period	240,084	169,483
Cash, cash equivalents, and restricted cash at end of period	$238,010	$184,345

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$26,457	$24,273
Cash paid for interest	$69,327	$84,140
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on account	$1,177	$426
Excise taxes on share repurchases incurred but not paid	$381	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – December 31, 2025	$174	$1,528,315	$(194,632)	$(20,305)	$1,313,552
Share-based compensation	—	4,430	—	—	4,430
Repurchases of common stock	(2)	—	(19,685)	—	(19,687)
Proceeds from issuance of common stock under share-based compensation plans	1	1,151	—	—	1,152
Common stock withheld for tax obligations on restricted stock unit and option settlement	(0)	(911)	—	—	(911)
Foreign currency translation	—	—	—	(6,920)	(6,920)
Net income	—	—	2,168	—	2,168
BALANCE – March 31, 2026	$173	$1,532,985	$(212,149)	$(27,225)	$1,293,784
Share-based compensation	—	5,240	—	—	5,240
Repurchases of common stock	(1)	—	(18,872)	—	(18,873)
Proceeds from issuance of common stock under share-based compensation plans	0	3,182	—	—	3,182
Common stock withheld for tax obligations on restricted stock unit and option settlement	(0)	(407)	—	—	(407)
Foreign currency translation	—	—	—	(5,886)	(5,886)
Net income	—	—	16,914	—	16,914
BALANCE – June 30, 2026	$172	$1,541,000	$(214,107)	$(33,111)	$1,293,954

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – December 31, 2024	$173	$1,504,007	$(159,808)	$(37,333)	$1,307,039
Share-based compensation	—	7,967	—	—	7,967
Forfeitures of previously declared cash dividends	—	5	—	—	5
Proceeds from issuance of common stock under share-based compensation plans	2	1,688	—	—	1,690
Common stock withheld for tax obligations on restricted stock unit and option settlement	(1)	(2,204)	—	—	(2,205)
Foreign currency translation	—	—	—	5,453	5,453
Net loss	—	—	(41,194)	—	(41,194)
BALANCE – March 31, 2025	$174	$1,511,463	$(201,002)	$(31,880)	$1,278,755
Share-based compensation	—	5,742	—	—	5,742
Proceeds from issuance of common stock under share-based compensation plans	0	531	—	—	531
Common stock withheld for tax obligations on restricted stock unit and option settlement	(0)	(557)	—	—	(557)
Foreign currency translation	—	—	—	14,384	14,384
Net income	—	—	308	—	308
BALANCE – June 30, 2025	$174	$1,517,179	$(200,694)	$(17,496)	$1,299,163

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

The Company has historically experienced seasonality with respect to certain customer industries as a result of fluctuations in hiring volumes and other economic activities. Certain customers across various industries historically increase their hiring throughout the second quarter of the year as winter concludes, and the school year ends, giving rise to student and graduate hiring, and increased commercial activity tied to other activities. This is generally followed by elevated pre-holiday season hiring volumes later in the summer and through October and November of each year. As a result, the Company has a mostly balanced revenue distribution across the second, third, and fourth quarters each year and a seasonal low in the first quarter.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of June 30, 2026 (in thousands):

	Level 1	Level 2	Level 3
Assets
Interest rate swaps	$—	$2,069	$—
Liabilities
Interest rate swaps	$—	$18	$—

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

Concentrations of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash is deposited with major financial institutions and, at times, such balances with each financial institution may be in excess of insured limits. The Company has not experienced, and does not anticipate, any losses with respect to its cash deposits. Accounts receivable represent credit granted to customers for services provided. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. The Company did not have any customers which represented 10% or more of its consolidated revenues in any segment during the three and six months ended June 30, 2026 and 2025. Additionally, the Company did not have any customers which represented 10% or more of its consolidated accounts receivable, net for any period presented.

The Company has entered into interest rate derivative agreements with a counterparty bank to reduce its exposure to interest rate volatility. The Company has determined the counterparty bank to be a high credit quality institution. The Company does not enter into financial instruments for trading or speculative purposes.

Foreign Currency — The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using average exchange rates prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated net of tax in a separate component of equity. Foreign currency translation (loss) income included in accumulated other comprehensive income (loss) was approximately $(5.9) million and $14.4 million for the three months ended June 30, 2026 and 2025, respectively. Foreign currency translation (loss) income included in accumulated other comprehensive income (loss) was approximately $(12.8) million and $19.8 million for the six months ended June 30, 2026 and 2025, respectively.

Gains or losses resulting from foreign currency transactions are included in the accompanying condensed consolidated statements of operations and comprehensive income (loss), except for those relating to intercompany transactions of a long-term investment nature, which are captured in a separate component of equity as accumulated other comprehensive loss. Foreign currency transaction income (loss) included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was approximately $0.2 million and $(0.6) million for the three months ended June 30, 2026 and 2025, respectively. Foreign currency transaction income (loss) included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was approximately $4.2 million and $(0.8) million for the six months ended June 30, 2026 and 2025, respectively.

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the six months ended June 30, 2026 that are expected to have a material impact on the condensed consolidated financial statements.

Note 3. Property and Equipment, net

Property and equipment, net as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Furniture and equipment	$40,942	$36,460
Capitalized software for internal use, acquired by business combination	468,222	467,477
Capitalized software for internal use, developed internally or otherwise purchased	192,017	163,266
Leasehold improvements	1,279	1,284
Total property and equipment	702,460	668,487
Less: accumulated depreciation and amortization	(475,193)	(417,622)
Property and equipment, net	$227,267	$250,865

Depreciation and amortization expense of property and equipment was approximately $27.5 million and $27.7 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation and amortization expense of property and equipment was approximately $55.3 million for both the six months ended June 30, 2026 and 2025.

Note 4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2026 by reportable segment were as follows (in thousands):

	First Advantage Americas	First Advantage International	Sterling	Total
Balance – December 31, 2025	$703,383	$116,401	$1,323,820	$2,143,604
Foreign currency translation	18	(2,042)	(1,379)	(3,403)
Adjustment of goodwill for asset disposition	—	—	(5,043)	(5,043)
Balance – June 30, 2026	$703,401	$114,359	$1,317,398	$2,135,158

The following summarizes the gross carrying value and accumulated amortization for the Company’s trade names, customer lists, and other intangible assets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$158,090	$(68,057)	$90,033	5-20 years
Customer lists	1,172,157	(478,169)	693,988	13-14 years
Other intangible assets	2,400	(1,359)	1,041	5 years
Total	$1,332,647	$(547,585)	$785,062

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$158,382	$(58,902)	$99,480	5-20 years
Customer lists	1,176,608	(420,263)	756,345	13-14 years
Other intangible assets	2,400	(1,114)	1,286	5 years
Total	$1,337,390	$(480,279)	$857,111

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

Amortization expense of trade names, customer lists, and other intangible assets was approximately $34.4 million and $34.2 million for the three months ended June 30, 2026 and 2025, respectively. Amortization expense of trade names, customer lists, and other intangible assets was approximately $68.8 million and $68.3 million for the six months ended June 30, 2026 and 2025, respectively. Trade names and customer lists are amortized on an accelerated basis based upon their estimated useful life. Other intangible assets are amortized on a straight-line or accelerated basis over their expected useful life of five years.

Note 5. Debt

The fair value of the Company’s debt obligation approximated its book value as of June 30, 2026 and December 31, 2025 and consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
First Lien Credit Facility	$2,064,537	$2,114,537
Less: Deferred financing costs	(30,756)	(34,498)
Long-term debt, net	$2,033,781	$2,080,039

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

During the six months ended June 30, 2026, the Company made aggregate voluntary principal prepayments of $50.0 million on its outstanding term loan. As a result of these prepayments, the Company recognized a loss on extinguishment of debt of $0.7 million, related to the write-off of unamortized deferred financing costs. No prepayment penalties were incurred. In accordance with the terms of the 2025 Amended First Lien Credit Agreement, the voluntary prepayments reduced the remaining scheduled future principal repayment obligations on the term loan.

The 2025 First Lien Credit Agreement contains customary affirmative covenants, negative covenants and events of default (including upon a change of control). The 2025 First Lien Credit Agreement also includes a “springing” first lien net leverage ratio test, applicable only to the Amended Revolver, that requires such ratio to be no greater than 7.75:1.00 on the last day of any fiscal quarter if more than 40.0% of the Amended Revolver is utilized on such date. As of June 30, 2026, there were no outstanding borrowings under the Amended Revolver and $2,064.5 million outstanding under the First Lien Credit Facility. In addition, $0.7 million in letters of credit were issued under the 2025 Amended First Lien Credit Agreement to support three office leases. As the Company had no outstanding amounts under the Amended Revolver, it was not subject to the consolidated first lien leverage ratio covenant. The Company was compliant with all covenants under the agreement as of June 30, 2026.

Note 6. Derivatives

To reduce exposure to variability in expected future cash outflows on variable rate debt attributable to the changes in one-month SOFR, the Company has historically entered into interest rate derivative instruments to economically offset a portion of this risk and may do so in the future.

During the six months ended June 30, 2026, the Company had the following derivatives that were not designated as a hedge in qualifying hedging relationships:

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

The following is a summary of location and fair value of the financial positions recorded related to the derivative instruments as of June 30, 2026 and December 31, 2025 (in thousands):

Derivatives not designated as hedging instruments	Balance Sheet Location	June 30, 2026	December 31, 2025
Interest rate swaps	Prepaid expenses and other current assets	$2,069	$—
Interest rate swaps	Accrued liabilities	$18	$6,492

The following is a summary of location and amount of gains and (losses) recorded related to the derivative instruments (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Income Statement Location	2026	2025	2026	2025
Interest rate swaps	Interest expense, net	$3,227	$(2,483)	$8,172	$(6,419)

Note 7. Income Taxes

The Company’s income tax expense and related balance sheet accounts reflect the consolidated results of the Company and its subsidiaries.

For the three and six months ended June 30, 2026, the Company estimated its annual effective tax rate based on projected full-year income and applied that rate to year-to-date pre-tax income. The resulting income tax provision was then adjusted for discrete tax items recognized during the period.

The effective income tax rates for the three and six months ended June 30, 2026 were 32.5% and 32.7%, respectively. The Company’s effective income tax rates for the three and six months ended June 30, 2026 differed from the U.S. federal statutory income tax rate of 21% primarily due to the jurisdictional mix of earnings, U.S. state income taxes, and non-deductible share-based compensation. The jurisdictional mix of earnings was significantly affected by acquisition-related depreciation and amortization expense recorded in the U.S., which substantially reduced U.S. pre-tax income and increased the relative proportion of pre-tax income generated in certain of the Company’s more significant foreign jurisdictions, which generally have higher statutory tax rates than the U.S.

The effective income tax rates for the three and six months ended June 30, 2025 was 104.2% and 11.6%, respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to the jurisdictional mix of earnings, driven by significant acquisition-related depreciation and amortization expense that impacted U.S. net loss in the periods and income taxes in the majority of foreign jurisdictions. The effective tax rates were further impacted by U.S. state income taxes and non-deductible share-based compensation.

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

Contract balances are generated when the revenues recognized in a given period varies from billing. A contract asset is created when the Company performs a service for a customer and recognizes more revenues than what has been billed. The contract asset balance was $16.9 million as of both June 30, 2026 and December 31, 2025, and is included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

A contract liability is created when the Company transfers a good or service to a customer and recognizes less than what has been billed. The Company recognizes these contract liabilities as deferred revenues when the Company has an obligation to perform services for a customer in the future and has already received consideration from the customer. The contract liability balance was $5.3 million and $5.0 million as of June 30, 2026 and December 31, 2025, respectively, and is included in deferred revenues in the accompanying condensed consolidated balance sheets. An immaterial amount of revenues was recognized in the current period related to the beginning balance of deferred revenues.

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

Note 9. Share-based Compensation

Share-based compensation expense is recognized in cost of services, product and technology expense, and selling, general, and administrative expense, in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Share-based compensation expense
Cost of services	$871	$556	$1,496	$1,088
Product and technology expense	1,643	1,806	3,052	2,609
Selling, general, and administrative expense	2,726	3,380	5,122	10,012
Total share-based compensation expense	$5,240	$5,742	$9,670	$13,709

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

As of June 30, 2026, the Company had approximately $55.2 million of unrecognized pre-tax non-cash compensation expense related to its equity-based compensation plans. This amount includes approximately $30.8 million related to RSUs, $24.1 million related to stock options, and $0.3 million related to restricted stock. The Company expects to recognize this expense over a weighted average period of 1.9 years.

2020 Equity Plan

Awards issued under the 2020 Equity Plan consist of options and profit interests. No awards have been issued under the plan since the Company’s IPO.

A summary of the stock option activity for the six months ended June 30, 2026 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2025	Grants outstanding	1,275,393	$5.15
	Grants exercised	(60,601)	$5.11
June 30, 2026	Grants outstanding	1,214,792	$5.15	3.7 Years	$15.7 million
June 30, 2026	Grants vested	1,099,547	$5.14	3.6 Years	$14.2 million
June 30, 2026	Grants unvested	115,245	$5.23

2021 Equity Plan

The 2021 Equity Plan is intended to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders. The 2021 Equity Plan provides for the grant of awards of stock options, stock appreciation rights, restricted shares, restricted stock units, and other equity-based or cash-based awards as determined by the Company’s Compensation Committee. The 2021 Equity Plan initially had a total of 17,525,000 shares of common stock reserved. The number of reserved shares automatically increases on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030, in an amount equal to the lesser of (x) 2.5% of the total number of shares of common stock outstanding on the last day of the immediately preceding calendar year and (y) a number of shares as determined by the Board of Directors. As of June 30, 2026, 22,044,326 shares were available for issuance under the 2021 Equity Plan.

Stock Options

A summary of the stock option activity for the six months ended June 30, 2026 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2025	Grants outstanding	5,225,103	$14.52
	Grants issued	2,867,530	$12.19
	Grants exercised	(213,582)	$13.45
	Grants cancelled/forfeited	(118,856)	$12.55
June 30, 2026	Grants outstanding	7,760,195	$13.72	7.5 Years	$33.9 million
June 30, 2026	Grants vested	3,648,546	$13.97	5.6 Years	$14.9 million
June 30, 2026	Grants unvested	4,111,649	$13.49

The fair value for stock options granted for the six months ended June 30, 2026 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Options
Expected stock price volatility	48.64%
Risk-free interest rate	3.76%
Expected term (in years)	6.25
Fair-value of the underlying unit	$12.19

Restricted Stock Units

A summary of the RSU activity for the six months ended June 30, 2026 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2025	Nonvested RSUs	883,532	$16.18
	Granted	2,004,022	$12.26
	Vested	(217,938)	$15.85
	Forfeited	(46,834)	$12.83
June 30, 2026	Nonvested RSUs	2,622,782	$13.27

Restricted Stock

A summary of the restricted stock activity for the six months ended June 30, 2026 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2025	Nonvested restricted stock	448,223	$11.74
	Vested	(448,223)	$13.32
June 30, 2026	Nonvested restricted stock	—	$-

Sterling Acquisition Awards

Restricted Stock Units

A summary of the RSU activity for the six months ended June 30, 2026 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2025	Nonvested RSUs	9,525	$18.70
	Vested	(6,705)	$18.70
June 30, 2026	Nonvested RSUs	2,820	$18.70

Restricted Stock

A summary of the restricted stock activity for the six months ended June 30, 2026 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2025	Nonvested restricted stock	180,766	$18.70
	Vested	(131,728)	$18.70
	Forfeited	(18,718)	$18.70
June 30, 2026	Nonvested restricted stock	30,320	$18.70

2021 Employee Stock Purchase Plan (“ESPP”)

The Company’s ESPP allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation to acquire Company stock during designated offering periods. Each offering period consists of one six-month purchase period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. The Company recorded an associated expense of approximately $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. The Company recorded an associated expense of approximately $0.5 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.

Note 10. Equity

Preferred Stock

As of June 30, 2026 and December 31, 2025, 250,000,000 shares of Preferred Stock were authorized, and no Preferred Stock was issued or outstanding.

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

A summary of the stock repurchase activity under the 2026 Repurchase Program is summarized as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Shares repurchased	1,507,068	3,241,846
Average price per share	$12.40	$11.78
Costs recorded to accumulated deficit
Total repurchase costs	$18,655	$38,111
Additional associated costs	217	446
Total costs recorded to accumulated deficit	$18,872	$38,557

As of June 30, 2026, the remaining authorized value of shares available to be repurchased under this program was approximately $61.8 million.

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

For all pending matters, the Company believes it has meritorious defenses and intends to defend vigorously or otherwise seek indemnification from other parties as appropriate. However, the Company has recorded a liability of $8.3 million and $8.7 million as of June 30, 2026 and December 31, 2025, respectively, for matters that it believes entail a loss that is both probable and estimable. This is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Note 12. Related Party Transactions

The Company had no material related party transactions for the six months ended June 30, 2026.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net income (loss) per share	$0.10	$0.00	$0.11	$(0.24)
Diluted net income (loss) per share	$0.10	$0.00	$0.11	$(0.24)
Numerator:
Net income (loss) (in thousands)	$16,914	$308	$19,082	$(40,886)
Denominator:
Weighted average number of shares outstanding - basic	171,747,641	173,288,662	172,782,144	172,930,881
Add stock options to purchase shares and restricted stock units	1,477,529	1,780,789	1,129,595	—
Weighted average number of shares outstanding - diluted	173,225,170	175,069,451	173,911,739	172,930,881

For the three months ended June 30, 2026 and 2025, a total of 5,320,079 and 2,125,020 stock options, RSUs, and restricted stock awards were excluded from the calculation of diluted net income per share, respectively, because their effect was anti-dilutive. For the six months ended June 30, 2026 and 2025, a total of 7,246,512 and 3,938,915 stock options, RSUs, and restricted stock awards were excluded from the calculation of diluted net income (loss) per share, respectively, because their effect was anti-dilutive.

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
•
First Advantage International. The First Advantage International segment pertains to our Legacy First Advantage business and provides services similar to our Americas segment in regions outside of the Americas. We primarily deliver our solutions across multiple industry verticals in Europe, India, and Asia Pacific.
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

Reconciliations of Segment Adjusted EBITDA to net income (loss) for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30, 2026
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$216,767	$24,622	$209,062	$450,451
Intersegment revenues	(768)	(1,371)	451	(1,688)
External revenues	$215,999	$23,251	$209,513	$448,763
Less:
Adjusted cost of services	113,125	13,890	120,396
Other segment items	39,826	9,389	25,304
Segment Adjusted EBITDA	$63,816	$1,343	$63,362	$128,521
Adjustments to reconcile to net income:
Interest expense, net				31,608
Provision for income taxes				8,142
Loss on extinguishment of debt				359
Depreciation and amortization				61,893
Share-based compensation				5,240
Transaction and acquisition-related charges (a)				497
Integration, restructuring, and other charges (b)				3,868
Net income				$16,914

	Three Months Ended June 30, 2025
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$163,504	$25,920	$203,743	$393,167
Intersegment revenues	(643)	(1,553)	(338)	(2,534)
External revenues	$162,861	$24,367	$203,405	$390,633
Less:
Adjusted cost of services	82,994	14,530	112,621
Other segment items	29,250	7,050	32,776
Segment Adjusted EBITDA	$51,260	$4,340	$58,346	$113,946
Adjustments to reconcile to net income:
Interest expense, net				44,785
Benefit for income taxes				(7,610)
Loss on extinguishment of debt				254
Depreciation and amortization				61,906
Share-based compensation				5,742
Transaction and acquisition-related charges (a)				2,390
Integration, restructuring, and other charges (b)				6,171
Net income				$308

	Six Months Ended June 30, 2026
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$389,501	$48,182	$399,453	$837,136
Intersegment revenues	(1,236)	(2,506)	570	(3,172)
External revenues	$388,265	$45,676	$400,023	$833,964
Less:
Adjusted cost of services	203,301	27,682	232,000
Other segment items	72,633	17,685	50,027
Segment Adjusted EBITDA	$113,567	$2,815	$117,426	$233,808
Adjustments to reconcile to net income:
Interest expense, net				61,449
Provision for income taxes				9,279
Loss on extinguishment of debt				733
Depreciation and amortization				124,083
Share-based compensation				9,670
Transaction and acquisition-related charges (a)				1,062
Integration, restructuring, and other charges (b)				8,450
Net income				$19,082

	Six Months Ended June 30, 2025
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$308,857	$49,695	$391,261	$749,813
Intersegment revenues	(1,134)	(2,816)	(642)	(4,592)
External revenues	$307,723	$46,879	$390,619	$745,221
Less:
Adjusted cost of services	157,177	28,378	217,423
Other segment items	60,113	13,611	67,053
Segment Adjusted EBITDA	$91,567	$7,706	$106,785	$206,058
Adjustments to reconcile to net loss:
Interest expense, net				91,365
Benefit for income taxes				(5,379)
Loss on extinguishment of debt				254
Depreciation and amortization				123,572
Share-based compensation				13,709
Transaction and acquisition-related charges (a)				6,386
Integration, restructuring, and other charges (b)				17,037
Net loss				$(40,886)
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three and six months ended June 30, 2026 include approximately $0.3 million and $0.5 million, respectively, of expense associated with the Sterling Acquisition. Transaction and acquisition related charges for the three and six months ended June 30, 2025 include approximately $2.3 million and $6.1 million, respectively, of expense associated with the Sterling Acquisition.
(b)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, (gains) losses on the sale of assets, and other non-recurring items. Integration, restructuring, and other charges for the three and six months ended June 30, 2026 include approximately $2.2 million and $3.6 million, respectively, of expense associated with the integration of Sterling. Integration, restructuring, and other charges for the three and six months ended June 30, 2025 include approximately $3.7 million and $11.6 million, respectively, of expense associated with the integration of Sterling.

Geographic Information

The Company categorizes revenues by geographic region in which the revenues and invoicing are recorded. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods.

The following summarizes revenues by geographical region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
United States	$393,071	$334,907	$722,477	$638,696
All other countries	55,692	55,726	$111,487	106,525
Total revenues	$448,763	$390,633	$833,964	$745,221

The following table sets forth net long-lived assets by geographic area (in thousands):

	June 30, 2026	December 31, 2025
Long-lived assets, net
United States	$2,570,785	$2,822,176
All other countries	584,009	438,668
Total long-lived assets, net	$3,154,794	$3,260,844

Note 15. Subsequent Events

On August 4, 2026, the Company made a voluntary principal repayment in the amount of $45.0 million under its First Lien Credit Facility. The repayment was made using available cash on hand. No prepayment penalties were incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of First Advantage Corporation’s financial condition and results of operations is provided as a supplement to the condensed consolidated financial statements for the three and six months ended June 30, 2026, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).

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

For additional information on these and other factors that could cause First Advantage’s actual results to differ materially from expected results, please see our 2025 Annual Report, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.

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

We generated revenues of $448.8 million for the three months ended June 30, 2026, as compared to $390.6 million for the three months ended June 30, 2025 and generated revenues of $834.0 million for the six months ended June 30, 2026, as compared to $745.2 million for the six months ended June 30, 2025. Approximately 88% of our revenues for the three months ended June 30, 2026 was generated in the United States, while the remaining 12% was generated abroad. Approximately 87% of our revenues for the six months ended June 30, 2026 was generated in the United States, while the remaining 13% was generated abroad. Other than the United States, no single country accounted for 10% or more of our total revenues for the three and six months ended June 30, 2026. Please refer to “Results of Operations” for further details.

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
•
First Advantage International. The First Advantage International segment pertains to our Legacy First Advantage business and provides services similar to our Americas segment in regions outside of the Americas. We primarily deliver our solutions across multiple industry verticals in Europe, India, and Asia Pacific.
•
Sterling. This segment is comprised of the acquired entity, Sterling Check Corp., which was acquired on October 31, 2024. The Sterling segment provides similar services as compared to First Advantage’s Americas and International segments on a global basis.

Seasonality

We experience seasonality with respect to certain industries due to fluctuations in hiring volumes and other economic activity. For example, pre-onboarding revenues generated from our customers in the retail and transportation industries are historically highest during the months of October and November, leading up to the U.S. holiday season and lowest in December and at the beginning of the new year, following the U.S. holiday hiring season. Certain customers across various industries also historically increase their hiring throughout the second quarter of the year as winter concludes, and the school year ends, giving rise to student and graduate hiring, and increased commercial activity tied to outdoor activities. As a result, we have a mostly balanced revenue distribution across the second, third, and fourth quarters each year and a seasonal low in the first quarter. We expect that changes in consumer behavior, labor market conditions, technological innovation, and broader macroeconomic factors may impact future seasonality, but we are unable to predict these potential shifts and their impact to our business.

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

Macroeconomic conditions during the period have continued to be volatile. While parts of the global economy have demonstrated resiliency and growth, employers continue to operate in an environment partially characterized by uncertain interest rates, inflationary pressure driven in part by higher energy and transportation costs, and uneven hiring activity across industries and geographies. Recent geopolitical developments, including ongoing conflicts in the Middle East and resulting disruptions to global energy markets, have contributed to inflation concerns, higher operating costs for many businesses, and increased uncertainty in planning and investment decisions. In addition, continued uncertainty surrounding global trade and tariff policies, shifting supply‑chain strategies, and evolving regulatory and compliance requirements have contributed to cautious employer behavior, particularly among customers with international operations or exposure to cyclical end markets.

Heightened geopolitical tensions, regional conflicts, and policy uncertainty have increased variability in customer hiring plans and workforce strategies. These conditions have resulted in slower decision‑making, increased cost scrutiny, and greater focus on operational efficiency, including the pace and scale of new hiring initiatives. If the economic uncertainty is sustained or increases, we may experience a negative impact on new business generation, customer renewals, overall demand levels, sales and marketing efforts, revenues growth rates, customer deployments, customer collections, product development, or other financial metrics. Any of these factors could harm our business, financial condition, and operating results. Our ability to grow our business will also depend on the long-term strength, diversity, and durability of the verticals that we focus on and rely upon to drive our revenues.

Despite these macroeconomic conditions, we remain confident in the overall long-term health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy and help our customers hire with confidence and manage risk across the entire employee lifecycle. Our continued focus on delivering innovative solutions that enhance workplace safety and address evolving compliance requirements as well as our diversified customer base have contributed to the stability of our business and long-term financial performance.

For additional information, see our “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Annual Report.

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

Comparison of Results of Operations for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Revenues	$448,763	$390,633	$833,964	$745,221

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	244,771	207,841	456,182	400,406
Product and technology expense	27,265	25,676	51,870	52,831
Selling, general, and administrative expense	57,811	57,473	111,286	123,058
Depreciation and amortization	61,893	61,906	124,083	123,572
Total operating expenses	391,740	352,896	743,421	699,867
Income from operations	57,023	37,737	90,543	45,354

Other Expense, Net:
Interest expense, net	31,608	44,785	61,449	91,365
Loss on extinguishment of debt	359	254	733	254
Total other expense, net	31,967	45,039	62,182	91,619
Income (loss) before provision for income taxes	25,056	(7,302)	28,361	(46,265)
Provision (benefit) for income taxes	8,142	(7,610)	9,279	(5,379)
Net income (loss)	$16,914	$308	$19,082	$(40,886)
Net income (loss) margin	3.8%	0.1%	2.3%	(5.5)%

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenues
First Advantage Americas	$216,767	$163,504	$389,501	$308,857
First Advantage International	24,622	25,920	48,182	49,695
Sterling	209,062	203,743	399,453	391,261
Eliminations	(1,688)	(2,534)	(3,172)	(4,592)
Total revenues	$448,763	$390,633	$833,964	$745,221

Revenues were $448.8 million for the three months ended June 30, 2026, compared to $390.6 million for the three months ended June 30, 2025. Revenues for the three months ended June 30, 2026 increased by $58.1 million, or 14.9%, compared to the three months ended June 30, 2025.

The increase in revenues is due to:

•
a net increase of $41.6 million, or 10.6% from existing customer revenues, primarily driven by continued strength from upselling and cross-selling initiatives as well as increased volumes from existing customers, which were offset by the impact of lost accounts; and
•
revenues of $16.6 million, or 4.2%, from new customers, primarily attributable to our First Advantage Americas and Sterling segments.

Revenues were $834.0 million for the six months ended June 30, 2026, compared to $745.2 million for the six months ended June 30, 2025. Revenues for the six months ended June 30, 2026 increased by $88.7 million, or 11.9%, compared to the six months ended June 30, 2025.

The increase in revenues is due to:

•
a net increase of $56.9 million, or 7.6% from existing customer revenues, primarily driven by continued strength from upselling and cross-selling initiatives as well as increased volumes from existing customers, which were offset by the impact of lost accounts; and
•
revenues of $31.8 million, or 4.3%, from new customers, primarily attributable to our First Advantage Americas and Sterling segments.

Pricing remained relatively stable across all periods.

Cost of Services

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Cost of services	$244,771	$207,841	$456,182	$400,406
Revenues	$448,763	$390,633	$833,964	$745,221
Cost of services as a % of revenue	54.5%	53.2%	54.7%	53.7%

Cost of services was $244.8 million for the three months ended June 30, 2026, compared to $207.8 million for the three months ended June 30, 2025. Cost of services for the three months ended June 30, 2026 increased by $36.9 million, or 17.8%, compared to the three months ended June 30, 2025.

The increase in cost of services was primarily due to:

•
a $29.8 million increase in third-party data expenses as a result of increased revenue volumes; and
•
a $1.0 million increase in software costs.

Cost of services as a percentage of revenues was 54.5% for the three months ended June 30, 2026, compared to 53.2% for the three months ended June 30, 2025. The cost of services percentage of revenues for the second quarter of 2026 was impacted by product and customer mix and increases in third party costs.

Cost of services was $456.2 million for the six months ended June 30, 2026, compared to $400.4 million for the six months ended June 30, 2025. Cost of services for the six months ended June 30, 2026 increased by $55.8 million, or 13.9%, compared to the six months ended June 30, 2025.

The increase in cost of services was primarily due to:

•
a $46.4 million increase in third-party data expenses as a result of increased revenue volumes; and
•
a $2.1 million increase in software costs.

Cost of services as a percentage of revenues was 54.7% for the six months ended June 30, 2026, compared to 53.7% for the six months ended June 30, 2025. The cost of services percentage of revenues for the first half of 2026 was impacted by product and customer mix and increases in third party costs.

Product and Technology Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Product and technology expense	$27,265	$25,676	$51,870	$52,831

Product and technology expense was $27.3 million for the three months ended June 30, 2026, compared to $25.7 million for the three months ended June 30, 2025. Product and technology expense for the three months ended June 30, 2026 increased by $1.6 million, or 6.2%, compared to the three months ended June 30, 2025.

The increase in product and technology expense was primarily due to a $2.8 million increase in personnel expenses and software costs related to continued investments in our products, solutions and technology platforms. The increase was offset by a $1.3 million decrease in professional services costs from non-recurring integration activities incurred in the prior year.

Product and technology expense was $51.9 million for the six months ended June 30, 2026, compared to $52.8 million for the six months ended June 30, 2025. Product and technology expense for the six months ended June 30, 2026 decreased by $1.0 million, or 1.8%, compared to the six months ended June 30, 2025.

The decrease in product and technology expense was primarily due to a $3.5 million decrease in software costs and professional services costs from non-recurring integration activities incurred in the prior year. The decrease was offset by a $2.0 million increase in personnel expenses related to continued investments in our products, solutions, and technology platforms.

Selling, General, and Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Selling, general, and administrative expense	$57,811	$57,473	$111,286	$123,058

Selling, general, and administrative expense was $57.8 million for the three months ended June 30, 2026, compared to $57.5 million for the three months ended June 30, 2025. Selling, general, and administrative expense for the three months ended June 30, 2026 increased by $0.3 million, or 0.6%, compared to the three months ended June 30, 2025.

Selling, general, and administrative expense increased primarily due to:

•
a $3.0 million increase in incentive expenses related to commission and bonus programs; and
•
a $1.8 million increase in professional services and related costs.

The increases were partially offset by:

•
a $2.1 million decrease in other personnel and facilities expenses resulting from cost-savings actions implemented by the Company in 2025; and
•
a $1.8 million favorable impact from foreign exchange gains.

Selling, general, and administrative expense was $111.3 million for the six months ended June 30, 2026, compared to $123.1 million for the six months ended June 30, 2025. Selling, general, and administrative expense for the six months ended June 30, 2026 decreased by $11.8 million, or 9.6%, compared to the six months ended June 30, 2025.

Selling, general, and administrative expense decreased primarily due to:

•
a $5.0 million decrease in personnel expenses resulting from cost-savings actions implemented by the Company in 2025;
•
a $4.9 million decrease in share-based compensation expense, primarily due to Sterling equity awards converted to First Advantage equity awards in connection with the October 2024 acquisition becoming fully vested; and
•
a $3.4 million decrease in bonus expense, primarily driven by lower cash compensation related to Sterling equity awards converted to cash awards in connection with the October 2024 acquisition becoming fully vested.

These decreases were partially offset by a $5.2 million loss on the sale of assets related to an adjacent product during the six months ended June 30, 2026, which did not constitute a sale of a business or discontinued operations.

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Depreciation and amortization	$61,893	$61,906	$124,083	$123,572

Depreciation and amortization was $61.9 million for the three months ended June 30, 2026 and 2025, remaining relatively flat year-over-year.

Depreciation and amortization was $124.1 million for the six months ended June 30, 2026, compared to $123.6 million for the six months ended June 30, 2025. Depreciation and amortization for the six months ended June 30, 2026 increased by $0.5 million, or 0.4%, compared to the six months ended June 30, 2025, remaining relatively flat year-over-year.

Interest Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Interest expense, net	$31,608	$44,785	$61,449	$91,365

Interest expense, net was $31.6 million for the three months ended June 30, 2026, compared to $44.8 million for the three months ended June 30, 2025. Interest expense, net for the three months ended June 30, 2026 decreased by $13.2 million or 29.4%, compared to the three months ended June 30, 2025.

The decrease in interest expense was primarily driven by lower interest on the Company’s term loan, reflecting voluntary principal repayments and reduced interest rates following the Company’s 2025 amendment to its 2024 First Lien Credit Agreement. The decrease was further impacted by an increase in unrealized gains of $5.7 million on the Company’s interest rate swaps, driven by interest rate volatility during the period.

Interest expense, net was $61.4 million for the six months ended June 30, 2026, compared to $91.4 million for the six months ended June 30, 2025. Interest expense, net for the six months ended June 30, 2026 decreased by $29.9 million or 32.7%, compared to the six months ended June 30, 2025.

The decrease in interest expense was primarily driven by lower interest on the Company’s term loan, reflecting voluntary principal repayments and reduced interest rates following the Company’s 2025 amendment to its 2024 First Lien Credit Agreement. The decrease was further impacted by an increase in unrealized gains of $14.6 million on the Company’s interest rate swaps, driven by interest rate volatility during the period.

Loss on Extinguishment of Debt

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Loss on extinguishment of debt	$359	$254	$733	$254

Loss on extinguishment of debt for the three and six months ended June 30, 2026 relates to the write-off of unamortized deferred financing costs as a result of voluntary principal repayments of $25.0 million and $50.0 million during the three and six months ended June 30, 2026, respectively, on the Company’s outstanding term loan facility.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Provision (benefit) for income taxes	$8,142	$(7,610)	$9,279	$(5,379)

Our provision (benefit) for income taxes was $8.1 million for the three months ended June 30, 2026, compared to $(7.6) million for the three months ended June 30, 2025. Our provision for income taxes for the three months ended June 30, 2026 increased by $15.8 million, compared to the three months ended June 30, 2025.

The increase in the provision for income taxes was primarily due to higher pre-tax earnings during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, during which the Company reported a pre-tax loss.

Our provision (benefit) for income taxes was $9.3 million for the six months ended June 30, 2026, compared to $(5.4) million for the six months ended June 30, 2025. Our provision for income taxes for the six months ended June 30, 2026 increased by $14.7 million, compared to the six months ended June 30, 2025.

The increase in the provision for income taxes was primarily due to higher pre-tax earnings during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, during which the Company reported a pre-tax loss.

Net Income and Net Income Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Net income (loss)	$16,914	$308	$19,082	$(40,886)
Net income (loss) margin	3.8%	0.1%	2.3%	(5.5)%

Net income was $16.9 million for the three months ended June 30, 2026, compared to $0.3 million for the three months ended June 30, 2025. Net income for the three months ended June 30, 2026 increased by $16.6 million compared to the three months ended June 30, 2025.

Net income margin was 3.8% for the three months ended June 30, 2026, compared to 0.1% for the three months ended June 30, 2025. The improvement in our net income margin was primarily attributable to increased revenues, our ability to leverage operational efficiencies to control overall expenses, and lower interest expense.

Net income (loss) was $19.1 million for the six months ended June 30, 2026, compared to $(40.9) million for the six months ended June 30, 2025. Net income for the six months ended June 30, 2026 increased by $60.0 million compared to the six months ended June 30, 2025.

Net income (loss) margin was 2.3% for the six months ended June 30, 2026, compared to (5.5)% for the six months ended June 30, 2025. The improvement in our net income margin was primarily attributable to increased revenues, our ability to leverage operational efficiencies to control overall expenses, and lower interest expense.

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

Adjusted EBITDA was $128.5 million for the three months ended June 30, 2026 and represented an Adjusted EBITDA Margin of 28.6%. Adjusted EBITDA was $113.9 million for the three months ended June 30, 2025 and represented an Adjusted EBITDA Margin of 29.2%. Adjusted EBITDA for the three months ended June 30, 2026 increased by $14.6 million, or 12.8%, compared to the three months ended June 30, 2025. Growth in Adjusted EBITDA was driven primarily by revenues growth from new and existing customers, partially offset by continued investments in our products, solutions and technology platforms, and changes in revenue and customer mix.

Adjusted EBITDA was $233.8 million for the six months ended June 30, 2026 and represented an Adjusted EBITDA Margin of 28.0%. Adjusted EBITDA was $206.1 million for the six months ended June 30, 2025 and represented an Adjusted EBITDA Margin of 27.7%. Adjusted EBITDA for the six months ended June 30, 2026 increased by $27.8 million, or 13.5%, compared to the six months ended June 30, 2025. Growth in Adjusted EBITDA was driven primarily from revenues growth attributed to new and existing customers and margin expansion attributed to cost efficiencies.

The following table presents a reconciliation of Adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$16,914	$308	$19,082	$(40,886)
Interest expense, net	31,608	44,785	61,449	91,365
Provision (benefit) for income taxes	8,142	(7,610)	9,279	(5,379)
Depreciation and amortization	61,893	61,906	124,083	123,572
Loss on extinguishment of debt	359	254	733	254
Share-based compensation(a)	5,240	5,742	9,670	13,709
Transaction and acquisition-related charges(b)	497	2,390	1,062	6,386
Integration, restructuring, and other charges(c)	3,868	6,171	8,450	17,037
Adjusted EBITDA	$128,521	$113,946	$233,808	$206,058
(a)
Share-based compensation for the three and six months ended June 30, 2026 includes approximately $0.1 million and $0.6 million, respectively, of incrementally recognized expense associated with the May 2023 modification of the vesting terms of outstanding unvested and unearned performance-based options, restricted stock units, and restricted stock awards. Share-based compensation for the three and six months ended June 30, 2025 includes approximately $1.8 million and $3.8 million, respectively, of incrementally recognized expense associated with the May 2023 modification of the vesting terms of outstanding unvested and unearned performance-based options, restricted stock units, and restricted stock awards.
(b)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three and six months ended June 30, 2026 include approximately $0.3 million and $0.5 million, respectively, of expense associated with the Sterling Acquisition. Transaction and acquisition related charges for the three and six months ended June 30, 2025 include approximately $2.3 million and $6.1 million, respectively, of expense associated with the Sterling Acquisition.
(c)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, (gains) losses on the sale of assets, and other non-recurring items. Integration, restructuring, and other charges for the three and six months ended June 30, 2026 include approximately $2.2 million and $3.6 million, respectively, of expense associated with the integration of Sterling. Integration, restructuring, and other charges for the three and six months ended June 30, 2025 include approximately $3.7 million and $11.6 million, respectively, of expense associated with the integration of Sterling.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenues. The following table presents the calculation of Adjusted EBITDA Margin for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Adjusted EBITDA	$128,521	$113,946	$233,808	$206,058
Revenues	448,763	390,633	833,964	745,221
Adjusted EBITDA Margin	28.6%	29.2%	28.0%	27.7%

The following table presents a calculation of Adjusted EBITDA by segment for the periods presented. See Note 14, “Reportable Segments” to the condensed consolidated financial statements for a reconciliation of Adjusted EBITDA for the periods presented by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Adjusted EBITDA(1)
First Advantage Americas	$63,816	$51,260	$113,567	$91,567
First Advantage International	1,343	4,340	$2,815	7,706
Sterling	63,362	58,346	$117,426	106,785
Adjusted EBITDA	$128,521	$113,946	$233,808	$206,058

Revenues
First Advantage Americas	$216,767	$163,504	$389,501	$308,857
First Advantage International	24,622	25,920	48,182	49,695
Sterling	209,062	203,743	399,453	391,261
Less: intersegment eliminations	(1,688)	(2,534)	(3,172)	(4,592)
Total revenues	$448,763	$390,633	$833,964	$745,221

Adjusted EBITDA Margin
First Advantage Americas	29.4%	31.4%	29.2%	29.6%
First Advantage International	5.5%	16.7%	5.8%	15.5%
Sterling	30.3%	28.6%	29.4%	27.3%
Adjusted EBITDA Margin	28.6%	29.2%	28.0%	27.7%
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

Adjusted Net Income was $61.4 million for the three months ended June 30, 2026, compared to $47.0 million for the three months ended June 30, 2025. Adjusted Net Income for the three months ended June 30, 2026 increased by $14.5 million, or 30.8% compared to the three months ended June 30, 2025.

Adjusted Diluted Earnings Per Share was $0.35 for the three months ended June 30, 2026, compared to $0.27 for the three months ended June 30, 2025. Adjusted Diluted Earnings Per Share for the three months ended June 30, 2026 increased by $0.08, or 29.6% compared to the three months ended June 30, 2025.

Adjusted Net Income was $106.5 million for the six months ended June 30, 2026, compared to $77.5 million for the six months ended June 30, 2025. Adjusted Net Income for the six months ended June 30, 2026 increased by $29.1 million, or 37.6% compared to the six months ended June 30, 2025.

Adjusted Diluted Earnings Per Share was $0.61 for the six months ended June 30, 2026, compared to $0.44 for the six months ended June 30, 2025. Adjusted Diluted Earnings Per Share for the six months ended June 30, 2026 increased by $0.17, or 38.6% compared to the six months ended June 30, 2025.

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

The following table presents a reconciliation of Adjusted Net Income for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$16,914	$308	$19,082	$(40,886)
Provision (benefit) for income taxes	8,142	(7,610)	9,279	(5,379)
Income (loss) before provision for income taxes	25,056	(7,302)	28,361	(46,265)
Debt-related charges(a)	(1,632)	5,239	(4,801)	12,042
Acquisition-related depreciation and amortization(b)	49,877	50,885	100,791	100,924
Share-based compensation(c)	5,240	5,742	9,670	13,709
Transaction and acquisition-related charges(d)	497	2,390	1,062	6,386
Integration, restructuring, and other charges(e)	3,868	6,171	8,450	17,037
Adjusted Net Income before income tax effect	82,906	63,125	143,533	103,833
Less: Adjusted income taxes(f)	21,480	16,160	36,988	26,382
Adjusted Net Income	$61,426	$46,965	$106,545	$77,451

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Diluted net income (loss) per share (GAAP)	$0.10	$0.00	$0.11	$(0.24)
Adjusted Net Income adjustments per share
Provision (benefit) for income taxes	0.05	(0.04)	0.05	(0.03)
Debt-related charges(a)	(0.01)	0.03	(0.03)	0.07
Acquisition-related depreciation and amortization(b)	0.29	0.29	0.58	0.58
Share-based compensation(c)	0.03	0.03	0.06	0.08
Transaction and acquisition-related charges(d)	0.00	0.01	0.01	0.04
Integration, restructuring, and other charges(e)	0.01	0.04	0.05	0.10
Adjusted income taxes(f)	(0.12)	(0.09)	(0.21)	(0.15)
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.35	$0.27	$0.61	$0.44

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP)	173,225,170	175,069,451	173,911,739	172,930,881
Options and restricted stock not included in weighted average number of shares outstanding—diluted (GAAP) (using treasury stock method)	—	—	—	2,049,092
Adjusted weighted average number of shares outstanding—diluted (Non-GAAP)	173,225,170	175,069,451	173,911,739	174,979,973
(a)
Represents the loss on extinguishment and non-cash interest expense associated with the amortization of debt issuance costs related to the refinancing of the Company’s First Lien Credit Facility. This adjustment also includes the impact of changes in fair value of interest rate swaps, which represents the difference between unrealized fair value gains or losses and actual cash payments and receipts on the interest rate swaps.
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
(c)
Share-based compensation for the three and six months ended June 30, 2026 includes approximately $0.1 million and $0.6 million, respectively, of incrementally recognized expense associated with the May 2023 modification of the vesting terms of outstanding unvested and unearned performance-based options, restricted stock units, and restricted stock awards. Share-based compensation for the three and six months ended June 30, 2025 includes approximately $1.8 million and $3.8 million, respectively, of incrementally recognized expense associated with the May 2023 modification of the vesting terms of outstanding unvested and unearned performance-based options, restricted stock units, and restricted stock awards.
(d)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three and six months ended June 30, 2026 include approximately $0.3 million and $0.5 million, respectively, of expense associated with the Sterling Acquisition. Transaction and acquisition related charges for the three and six months ended June 30, 2025 include approximately $2.3 million and $6.1 million, respectively, of expense associated with the Sterling Acquisition.
(e)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, (gains) losses on the sale of assets, and other non-recurring items. Integration, restructuring, and other charges for the three and six months ended June 30, 2026 include approximately $2.2 million and $3.6 million, respectively, of expense associated with the integration of Sterling. Integration, restructuring, and other charges for the three and six months ended June 30, 2025 include approximately $3.7 million and $11.6 million, respectively, of expense associated with the integration of Sterling.
(f)
Effective tax rates of approximately 25.9% and 25.8% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three and six months ended June 30, 2026, respectively. Effective tax rates of approximately 25.6% and 25.4% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three and six months ended June 30, 2025, respectively.

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

As of June 30, 2026, we had $237.9 million in cash and cash equivalents and $249.3 million available under our revolving credit facility. As of June 30, 2026, we had $2,064.5 million of total debt outstanding. We believe our cash on hand, together with amounts available under our revolving credit facility and cash provided by operating activities are and will continue to be adequate to meet our operational and business needs in the next 12 months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors that may be beyond our control, including those described under our “Risk Factors” included in our 2025 Annual Report.

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

Cash Flow Analysis

Comparison of Cash Flows for the six months ended June 30, 2026 compared to the six months ended June 30, 2025

The following table is a summary of our cash flow activity for the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$123,027	$56,816
Net cash used in investing activities	(33,511)	(23,816)
Net cash used in financing activities	(85,242)	(21,107)

Cash Flows from Operating Activities

Net cash provided by operating activities was $123.0 million for the six months ended June 30, 2026, compared to $56.8 million for the six months ended June 30, 2025. Net cash provided by operating activities for the six months ended June 30, 2026 increased by $66.2 million compared to the six months ended June 30, 2025. Cash flows provided by operating activities were positively impacted by revenue growth from existing customers, new customer go-lives, and lower interest payments on the Company’s term loan and revolving credit facility. These favorable impacts were partially offset by higher working capital requirements, largely attributable to the Company’s revenue growth, and compensation payments in the first half of 2026.

Cash Flows from Investing Activities

Net cash used in investing activities was $33.5 million for the six months ended June 30, 2026, compared to $23.8 million for the six months ended June 30, 2025. Net cash used in investing activities for the six months ended June 30, 2026 increased by $9.7 million compared to the six months ended June 30, 2025. The increase in cash flows used in investing activities was primarily due to increased spend on software development related to the Company’s screening platforms, partially offset by $2.0 million of cash proceeds from the sale of assets related to an adjacent product.

Cash Flows from Financing Activities

Net cash used in financing activities was $85.2 million for the six months ended June 30, 2026, compared to $21.1 million for the six months ended June 30, 2025. Net cash used in financing activities for the six months ended June 30, 2026 was primarily driven by principal repayments of $50.0 million on the Company’s term loan and shares repurchased under the Company’s Repurchase Program. During the six months ended June 30, 2026, 3,241,846 shares were repurchased under the Repurchase Program at a total cost of $38.2 million.

Contractual Obligations, Commitments, and Other Contingencies

During the three and six months ended June 30, 2026, there have been no significant changes to our contractual obligations, commitments, and other contingencies compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements for disclosure of the impact that recent accounting pronouncements may have on the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

During the six months ended June 30, 2026, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2026, no material change had occurred in our market risks, compared with the disclosure in our 2025 Annual Report.

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

All share repurchases were made under the Company's publicly announced program, and there are no other programs under which the Company repurchases shares. The following information relates to the Company’s purchase of its common stock during each month within the second quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 through April 30, 2026	1,139,523	$11.74	1,139,523	$67,127,260
May 1, 2026 through May 31, 2026	285,127	$13.98	285,127	$63,141,615
June 1, 2026 through June 30, 2026	82,418	$16.02	82,418	$61,820,884
Total	1,507,068	$12.40	1,507,068	$61,820,884

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K), except as described below.

Trading Arrangement
Director/Officer Name	Title	Date of Adoption/Termination/ Modification	Rule 10b5-1(1)	Non-Rule 10b5-1	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(2)	Aggregate Number of Securities to Be Purchased or Sold
Bret T. Jardine	Chief Legal Officer & Corporate Secretary	Adopted May 20, 2026	X		May 19, 2027	Sale of up to 25,000 shares of common stock in one transaction

(1)
Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2)
A trading plan may also expire on such earlier date that all transactions under the trading plan are completed. The Rule 10b5-1 Plan presented in the table above terminated on June 1, 2026 (prior to the expiration of its “cooling period”) pursuant to its terms when all shares of common stock covered by such plan were sold pursuant to the then current previously reported Rule 10b5-1 Plan, which would have otherwise expired on August 7, 2026.

In addition, we inadvertently omitted the below disclosure from Part II, Item 9B in the 2025 Annual Report, regarding an amendment to the number of shares to be sold under the previously reported Rule 10b5-1 Plan, originally adopted by Mr. Clark on June 12, 2025.

Trading Arrangement
Director/Officer Name	Title	Date of Adoption/Termination/ Modification	Rule 10b5-1(1)	Non-Rule 10b5-1	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(2)	Aggregate Number of Securities to Be Purchased or Sold
James L. Clark	Director	Modified November 26, 2025	X		June 8, 2026	Sale of up to 4,921 shares of common stock in one transaction

(1)
Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2)
A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of First Advantage Corporation (incorporated herein by reference to Exhibit 3.1 of First Advantage Corporation’s Form 8-K filed on June 25, 2021).
3.2	Amended and Restated Bylaws of First Advantage Corporation (incorporated herein by reference to Exhibit 3.2 of First Advantage Corporation’s Form 8-K filed on June 25, 2021).
10.1 †	First Amendment to Employment Letter, dated May 7, 2026, between First Advantage Corporation and Joelle Smith.
10.2	Form of Indemnification Agreement.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

FIRST ADVANTAGE CORPORATION

Date: August 6, 2026	By:	/s/ Scott Staples
Scott Staples
Chief Executive Officer (principal executive officer)

Date: August 6, 2026	By:	/s/ Steven Marks
Steven Marks
Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)