Form 10-Q
period 2026-09-30
FIRST ADVANTAGE CORP
filed 2026-11-05
CIK 1210677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 171,970,264 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

First Advantage Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$240,902	$239,998
Restricted cash	112	86
Accounts receivable (net of allowance for doubtful accounts of $7,413 and $8,084 at September 30, 2026 and December 31, 2025, respectively)	350,264	297,281
Prepaid expenses and other current assets	30,327	15,323
Income tax receivable	5,031	9,010
Total current assets	626,636	561,698
Property and equipment, net	219,245	250,865
Goodwill	2,136,569	2,143,604
Intangible assets, net	747,090	857,111
Deferred tax asset, net	4,698	4,183
Other assets	14,421	16,341
TOTAL ASSETS	$3,748,659	$3,833,802
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$138,012	$109,888
Accrued compensation	67,067	60,537
Accrued liabilities	41,576	49,140
Current portion of operating lease liability	3,570	3,568
Income tax payable	1,216	2,298
Deferred revenues	4,767	5,028
Total current liabilities	256,208	230,459
Long-term debt (net of deferred financing costs of $28,680 and $34,498 at September 30, 2026 and December 31, 2025, respectively)	1,990,857	2,080,039
Deferred tax liability, net	159,721	190,255
Operating lease liability, less current portion	5,193	5,525
Other liabilities	12,023	13,972
Total liabilities	2,424,002	2,520,250
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY
Common stock - $0.001 par value; 1,000,000,000 shares authorized, 171,983,905 and 174,190,461 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	172	174
Additional paid-in-capital	1,549,664	1,528,315
Accumulated deficit	(193,822)	(194,632)
Accumulated other comprehensive loss	(31,357)	(20,305)
Total equity	1,324,657	1,313,552
TOTAL LIABILITIES AND EQUITY	$3,748,659	$3,833,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
REVENUES	$465,776	$409,151	$1,299,740	$1,154,372

OPERATING EXPENSES:
Cost of services (exclusive of depreciation and amortization below)	253,925	222,039	710,107	622,445
Product and technology expense	27,295	25,136	79,165	77,967
Selling, general, and administrative expense	57,582	57,459	168,868	180,517
Depreciation and amortization	66,866	62,274	190,949	185,846
Total operating expenses	405,668	366,908	1,149,089	1,066,775
INCOME FROM OPERATIONS	60,108	42,243	150,651	87,597

OTHER EXPENSE, NET:
Interest expense, net	30,438	40,041	91,887	131,406
Loss on extinguishment of debt	615	407	1,348	661
Total other expense, net	31,053	40,448	93,235	132,067
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	29,055	1,795	57,416	(44,470)
Provision (benefit) for income taxes	8,566	(798)	17,845	(6,177)
NET INCOME (LOSS)	$20,489	$2,593	$39,571	$(38,293)

Foreign currency translation income (loss)	1,754	(6,950)	(11,052)	12,887
COMPREHENSIVE INCOME (LOSS)	$22,243	$(4,357)	$28,519	$(25,406)

NET INCOME (LOSS)	$20,489	$2,593	$39,571	$(38,293)
Basic net income (loss) per share	$0.12	$0.01	$0.23	$(0.22)
Diluted net income (loss) per share	$0.12	$0.01	$0.23	$(0.22)
Weighted average number of shares outstanding - basic	171,865,517	173,561,778	172,436,934	173,071,481
Weighted average number of shares outstanding - diluted	175,435,437	175,549,342	174,286,474	173,071,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$39,571	$(38,293)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	190,949	185,846
Loss on extinguishment of debt	1,348	661
Amortization of deferred financing costs	4,470	4,773
Bad debt expense (recovery)	1,294	(1)
Deferred taxes	(31,066)	(28,342)
Share-based compensation	14,746	19,430
Loss on disposal and impairment of long-lived assets	7,031	1,720
Change in fair value of interest rate swaps	(11,811)	5,607
Changes in operating assets and liabilities:
Accounts receivable	(55,456)	(23,123)
Prepaid expenses and other assets	(8,689)	7,181
Accounts payable	29,328	4,008
Accrued compensation and accrued liabilities	5,122	(5,218)
Deferred revenues	(234)	639
Operating lease liabilities	193	(132)
Other liabilities	(2,710)	(1,293)
Income taxes receivable and payable, net	2,742	(4,278)
Net cash provided by operating activities	186,828	129,185
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs	(47,579)	(34,536)
Purchases of property and equipment	(11,058)	(2,847)
Other investing activities	2,028	87
Net cash used in investing activities	(56,609)	(37,296)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of First Lien Credit Facility	(95,000)	(45,462)
Share repurchases	(38,381)	—
Proceeds from issuance of common stock under share-based compensation plans	8,161	3,691
Net settlement of share-based compensation plan awards	(1,556)	(3,145)
Other financing activities	(97)	(111)
Net cash used in financing activities	(126,873)	(45,027)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(2,416)	587
Increase in cash, cash equivalents, and restricted cash	930	47,449
Cash, cash equivalents, and restricted cash at beginning of period	240,084	169,483
Cash, cash equivalents, and restricted cash at end of period	$241,014	$216,932

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$46,707	$27,884
Cash paid for interest	$103,906	$124,493
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on account	$2,131	$1,558
Excise taxes on share repurchases incurred but not paid	$383	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Advantage Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE – December 31, 2025	$174	$1,528,315	$(194,632)	$(20,305)	$1,313,552
Share-based compensation	—	4,430	—	—	4,430
Repurchases of common stock	(2)	—	(19,685)	—	(19,687)
Proceeds from issuance of common stock under share-based compensation plans	1	1,151	—	—	1,152
Common stock withheld for tax obligations on restricted stock unit and option settlement	(0)	(911)	—	—	(911)
Foreign currency translation	—	—	—	(6,920)	(6,920)
Net income	—	—	2,168	—	2,168
BALANCE – March 31, 2026	$173	$1,532,985	$(212,149)	$(27,225)	$1,293,784
Share-based compensation	—	5,240	—	—	5,240
Repurchases of common stock	(1)	—	(18,872)	—	(18,873)
Proceeds from issuance of common stock under share-based compensation plans	0	3,182	—	—	3,182
Common stock withheld for tax obligations on restricted stock unit and option settlement	(0)	(407)	—	—	(407)
Foreign currency translation	—	—	—	(5,886)	(5,886)
Net income	—	—	16,914	—	16,914
BALANCE – June 30, 2026	$172	$1,541,000	$(214,107)	$(33,111)	$1,293,954
Share-based compensation	—	5,076	—	—	5,076
Repurchases of common stock	(0)	—	(204)	—	(204)
Proceeds from issuance of common stock under share-based compensation plans	1	3,826	—	—	3,827
Common stock withheld for tax obligations on restricted stock unit and option settlement	(0)	(238)	—	—	(238)
Foreign currency translation	—	—	—	1,754	1,754
Net income	—	—	20,489	—	20,489
BALANCE – September 30, 2026	$172	$1,549,664	$(193,822)	$(31,357)	$1,324,657

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of September 30, 2026 (in thousands):

	Level 1	Level 2	Level 3
Assets
Interest rate swaps	$—	$5,952	$—

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

Concentrations of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash is deposited with major financial institutions and, at times, such balances with each financial institution may be in excess of insured limits. The Company has not experienced, and does not anticipate, any losses with respect to its cash deposits. Accounts receivable represent credit granted to customers for services provided. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. The Company did not have any customers which represented 10% or more of its consolidated revenues in any segment during the three and nine months ended September 30, 2026 and 2025. Additionally, the Company did not have any customers which represented 10% or more of its consolidated accounts receivable, net for any period presented.

The Company has entered into interest rate derivative agreements with a counterparty bank to reduce its exposure to interest rate volatility. The Company has determined the counterparty bank to be a high credit quality institution. The Company does not enter into financial instruments for trading or speculative purposes.

Foreign Currency — The functional currency of all of the Company’s foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using average exchange rates prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated net of tax in a separate component of equity. Foreign currency translation income (loss) included in accumulated other comprehensive income (loss) was approximately $1.8 million and $(7.0) million for the three months ended September 30, 2026 and 2025, respectively. Foreign currency translation (loss) income included in accumulated other comprehensive income (loss) was approximately $(11.1) million and $12.9 million for the nine months ended September 30, 2026 and 2025, respectively.

Gains or losses resulting from foreign currency transactions are included in the accompanying condensed consolidated statements of operations and comprehensive income (loss), except for those relating to intercompany transactions of a long-term investment nature, which are captured in a separate component of equity as accumulated other comprehensive loss. Foreign currency transaction (loss) income included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was approximately $(0.2) million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively. Foreign currency transaction income included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was approximately $4.0 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Recent Accounting Pronouncements — There were no accounting pronouncements issued during the nine months ended September 30, 2026 that are expected to have a material impact on the condensed consolidated financial statements.

Note 3. Property and Equipment, net

Property and equipment, net as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Furniture and equipment	$43,709	$36,460
Capitalized software for internal use, acquired by business combination	468,467	467,477
Capitalized software for internal use, developed internally or otherwise purchased	208,755	163,266
Leasehold improvements	1,557	1,284
Total property and equipment	722,488	668,487
Less: accumulated depreciation and amortization	(503,243)	(417,622)
Property and equipment, net	$219,245	$250,865

Depreciation and amortization expense of property and equipment was approximately $28.3 million and $28.0 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation and amortization expense of property and equipment was approximately $83.6 million and $83.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2026 by reportable segment were as follows (in thousands):

	First Advantage Americas	First Advantage International	Sterling	Total
Balance – December 31, 2025	$703,383	$116,401	$1,323,820	$2,143,604
Foreign currency translation	10	(1,976)	(26)	(1,992)
Adjustment of goodwill for asset disposition	—	—	(5,043)	(5,043)
Balance – September 30, 2026	$703,393	$114,425	$1,318,751	$2,136,569

The following summarizes the gross carrying value and accumulated amortization for the Company’s trade names, customer lists, and other intangible assets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$156,063	$(71,649)	$84,414	5-20 years
Customer lists	1,161,814	(500,056)	661,758	13-14 years
Other intangible assets	2,400	(1,482)	918	5 years
Total	$1,320,277	$(573,187)	$747,090

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life (in years)
Trade names	$158,382	$(58,902)	$99,480	5-20 years
Customer lists	1,176,608	(420,263)	756,345	13-14 years
Other intangible assets	2,400	(1,114)	1,286	5 years
Total	$1,337,390	$(480,279)	$857,111

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

Amortization expense of trade names, customer lists, and other intangible assets was approximately $38.6 million and $34.2 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense of trade names, customer lists, and other intangible assets was approximately $107.4 million and $102.5 million for the nine months ended September 30, 2026 and 2025, respectively. Trade names and customer lists are amortized on an accelerated basis based upon their estimated useful life. Other intangible assets are amortized on a straight-line or accelerated basis over their expected useful life of five years.

Note 5. Debt

The fair value of the Company’s debt obligation approximated its book value as of September 30, 2026 and December 31, 2025 and consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
First Lien Credit Facility	$2,019,537	$2,114,537
Less: Deferred financing costs	(28,680)	(34,498)
Long-term debt, net	$1,990,857	$2,080,039

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

During the nine months ended September 30, 2026, the Company made aggregate voluntary principal prepayments of $95.0 million on its outstanding term loan. As a result of these prepayments, the Company recognized a loss on extinguishment of debt of $1.3 million, related to the write-off of unamortized deferred financing costs. No prepayment penalties were incurred. In accordance with the terms of the 2025 Amended First Lien Credit Agreement, the voluntary prepayments reduced the remaining scheduled future principal repayment obligations on the term loan.

The 2025 First Lien Credit Agreement contains customary affirmative covenants, negative covenants and events of default (including upon a change of control). The 2025 First Lien Credit Agreement also includes a “springing” first lien net leverage ratio test, applicable only to the Amended Revolver, that requires such ratio to be no greater than 7.75:1.00 on the last day of any fiscal quarter if more than 40.0% of the Amended Revolver is utilized on such date. As of September 30, 2026, there were no outstanding borrowings under the Amended Revolver and $2,019.5 million outstanding under the First Lien Credit Facility. In addition, $0.7 million in letters of credit were issued under the 2025 Amended First Lien Credit Agreement to support three office leases. As the Company had no outstanding amounts under the Amended Revolver, it was not subject to the consolidated first lien leverage ratio covenant. The Company was compliant with all covenants under the agreement as of September 30, 2026.

Note 6. Derivatives

To reduce exposure to variability in expected future cash outflows on variable rate debt attributable to the changes in one-month SOFR, the Company has historically entered into interest rate derivative instruments to economically offset a portion of this risk and may do so in the future.

During the nine months ended September 30, 2026, the Company had the following derivatives that were not designated as a hedge in qualifying hedging relationships:

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

The following is a summary of location and fair value of the financial positions recorded related to the derivative instruments as of September 30, 2026 and December 31, 2025 (in thousands):

Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2026	December 31, 2025
Interest rate swaps	Prepaid expenses and other current assets	$5,952	$—
Interest rate swaps	Accrued liabilities	$—	$6,492

The following is a summary of location and amount of gains and (losses) recorded related to the derivative instruments (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Income Statement Location	2026	2025	2026	2025
Interest rate swaps	Interest expense, net	$3,639	$812	$11,811	$(5,607)

Note 7. Income Taxes

The Company’s income tax expense and related balance sheet accounts reflect the consolidated results of the Company and its subsidiaries.

For the three and nine months ended September 30, 2026, the Company estimated its annual effective tax rate based on projected full-year income and applied that rate to year-to-date pre-tax income. The resulting income tax provision was then adjusted for discrete tax items recognized during the period.

The effective income tax rates for the three and nine months ended September 30, 2026 were 29.5% and 31.1%, respectively. The Company’s effective income tax rates for the three and nine months ended September 30, 2026 differed from the U.S. federal statutory income tax rate of 21% primarily due to U.S. state income taxes and non-deductible share-based compensation.

The effective income tax rates for the three and nine months ended September 30, 2025 were (44.5)% and 13.9%, respectively. The Company’s effective income tax rates for the three and nine months ended September 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to the jurisdictional mix of earnings, U.S. state income taxes, and non-deductible share-based compensation. The jurisdictional mix was impacted by significant acquisition-related depreciation and amortization, which contributed to a U.S. pre-tax loss while generating pre-tax income in most foreign jurisdictions.

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

Contract balances are generated when the revenues recognized in a given period vary from billing. A contract asset is created when the Company performs a service for a customer and recognizes more revenues than what has been billed. The contract asset balance was $18.8 million and $16.9 million as of September 30, 2026 and December 31, 2025, respectively, and is included in accounts receivable, net in the accompanying condensed consolidated balance sheets.

A contract liability is created when the Company transfers a good or service to a customer and recognizes less than what has been billed. The Company recognizes these contract liabilities as deferred revenues when the Company has an obligation to perform services for a customer in the future and has already received consideration from the customer. The contract liability balance was $4.8 million and $5.0 million as of September 30, 2026 and December 31, 2025, respectively, and is included in deferred revenues in the accompanying condensed consolidated balance sheets. An immaterial amount of revenues was recognized in the current period related to the beginning balance of deferred revenues.

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

Note 9. Share-based Compensation

Share-based compensation expense is recognized in cost of services, product and technology expense, and selling, general, and administrative expense, in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Share-based compensation expense
Cost of services	$993	$557	$2,489	$1,645
Product and technology expense	1,550	1,446	4,602	4,055
Selling, general, and administrative expense	2,533	3,718	7,655	13,730
Total share-based compensation expense	$5,076	$5,721	$14,746	$19,430

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

As of September 30, 2026, the Company had approximately $50.4 million of unrecognized pre-tax non-cash compensation expense related to its equity-based compensation plans. This amount includes approximately $28.1 million related to RSUs, $22.1 million related to stock options, and $0.2 million related to restricted stock. The Company expects to recognize this expense over a weighted average period of 1.7 years.

2020 Equity Plan

Awards issued under the 2020 Equity Plan consist of options and profit interests. No awards have been issued under the plan since the Company’s IPO.

A summary of the stock option activity for the nine months ended September 30, 2026 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2025	Grants outstanding	1,275,393	$5.15
	Grants exercised	(230,030)	$5.21
	Grants cancelled/forfeited	(21,030)	$5.11
September 30, 2026	Grants outstanding	1,024,333	$5.14	3.4 Years	$13.0 million
September 30, 2026	Grants vested	915,109	$5.12	3.4 Years	$11.6 million
September 30, 2026	Grants unvested	109,224	$5.24

2021 Equity Plan

The 2021 Equity Plan is intended to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, thereby strengthening their commitment to our welfare and aligning their interests with those of our stockholders. The 2021 Equity Plan provides for the grant of awards of stock options, stock appreciation rights, restricted shares, restricted stock units, and other equity-based or cash-based awards as determined by the Company’s Compensation Committee. The 2021 Equity Plan initially had a total of 17,525,000 shares of common stock reserved. The number of reserved shares automatically increases on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030, in an amount equal to the lesser of (x) 2.5% of the total number of shares of common stock outstanding on the last day of the immediately preceding calendar year and (y) a number of shares as determined by the Board of Directors. As of September 30, 2026, 22,083,191 shares were available for issuance under the 2021 Equity Plan.

Stock Options

A summary of the stock option activity for the nine months ended September 30, 2026 is as follows:

		Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
December 31, 2025	Grants outstanding	5,225,103	$14.52
	Grants issued	2,897,826	$12.31
	Grants exercised	(344,989)	$13.96
	Grants cancelled/forfeited	(178,997)	$13.11
September 30, 2026	Grants outstanding	7,598,943	$13.74	7.3 Years	$31.4 million
September 30, 2026	Grants vested	3,578,545	$14.00	5.4 Years	$13.8 million
September 30, 2026	Grants unvested	4,020,398	$13.50

The fair value for stock options granted for the nine months ended September 30, 2026 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Options
Expected stock price volatility	48.70%
Risk-free interest rate	3.77%
Expected term (in years)	6.25
Fair-value of the underlying unit	$12.31

Restricted Stock Units

A summary of the RSU activity for the nine months ended September 30, 2026 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2025	Nonvested RSUs	883,532	$16.18
	Granted	2,025,354	$12.38
	Vested	(244,914)	$16.08
	Forfeited	(77,186)	$13.32
September 30, 2026	Nonvested RSUs	2,586,786	$13.30

Restricted Stock

A summary of the restricted stock activity for the nine months ended September 30, 2026 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2025	Nonvested restricted stock	448,223	$11.74
	Vested	(448,223)	$13.32
September 30, 2026	Nonvested restricted stock	—	$-

Sterling Acquisition Awards

Restricted Stock Units

A summary of the RSU activity for the nine months ended September 30, 2026 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2025	Nonvested RSUs	9,525	$18.70
	Vested	(7,407)	$18.70
September 30, 2026	Nonvested RSUs	2,118	$18.70

Restricted Stock

A summary of the restricted stock activity for the nine months ended September 30, 2026 is as follows:

		Shares	Weighted Average Grant Date Fair Value
December 31, 2025	Nonvested restricted stock	180,766	$18.70
	Vested	(136,603)	$18.70
	Forfeited	(20,104)	$18.70
September 30, 2026	Nonvested restricted stock	24,059	$18.70

2021 Employee Stock Purchase Plan (“ESPP”)

The Company’s ESPP allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation to acquire Company stock during designated offering periods. Each offering period consists of one six-month purchase period. During the holding period, ESPP purchased shares are not eligible for sale or broker transfer. The Company recorded an associated expense of approximately $0.3 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively. The Company recorded an associated expense of approximately $0.8 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 10. Equity

Common and Preferred Stock

On August 12, 2026, the Company completed a follow-on offering (“August 2026 Follow-On”) where certain existing stockholders sold an aggregate of 12,500,000 shares. The Company did not sell any shares of its common stock in the August 2026 Follow-On offering and did not receive any of the proceeds from the sale of shares.

As of September 30, 2026 and December 31, 2025, 250,000,000 shares of Preferred Stock were authorized, and no Preferred Stock was issued or outstanding.

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

A summary of the stock repurchase activity under the 2026 Repurchase Program is summarized as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Shares repurchased	11,124	3,252,970
Average price per share	$18.17	$11.80
Costs recorded to accumulated deficit
Total repurchase costs	$202	$38,313
Additional associated costs	2	448
Total costs recorded to accumulated deficit	$204	$38,761

As of September 30, 2026, the remaining authorized value of shares available to be repurchased under this program was approximately $61.6 million.

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

For all pending matters, the Company believes it has meritorious defenses and intends to defend vigorously or otherwise seek indemnification from other parties as appropriate. However, the Company has recorded a liability of $8.5 million and $8.7 million as of September 30, 2026 and December 31, 2025, respectively, for matters that it believes entail a loss that is both probable and estimable. This is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Note 12. Related Party Transactions

The Company had no material related party transactions for the nine months ended September 30, 2026.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic net income (loss) per share	$0.12	$0.01	$0.23	$(0.22)
Diluted net income (loss) per share	$0.12	$0.01	$0.23	$(0.22)
Numerator:
Net income (loss) (in thousands)	$20,489	$2,593	$39,571	$(38,293)
Denominator:
Weighted average number of shares outstanding - basic	171,865,517	173,561,778	172,436,934	173,071,481
Add stock options to purchase shares and restricted stock units	3,569,920	1,987,564	1,849,540	—
Weighted average number of shares outstanding - diluted	175,435,437	175,549,342	174,286,474	173,071,481

For the three months ended September 30, 2026 and 2025, a total of 1,116,919 and 2,187,495 stock options, RSUs, and restricted stock awards were excluded from the calculation of diluted net income per share, respectively, because their effect was anti-dilutive. For the nine months ended September 30, 2026 and 2025, a total of 4,215,803 and 4,025,695 stock options, RSUs, and restricted stock awards were excluded from the calculation of diluted net income (loss) per share, respectively, because their effect was anti-dilutive.

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

Our chief operating decision maker (“CODM”) uses the performance measure of Adjusted EBITDA, on both a consolidated and a segment basis, to allocate resources and assess performance of our businesses. Our CODM also uses Adjusted EBITDA as a performance measure for both segment and corporate management under our incentive compensation plans. Corporate costs are generally allocated to the segments based upon estimated revenue levels and other assumptions that management considers reasonable. Adjusted cost of services consists of amounts paid to third parties for access to government records, other third-party data and services, our internal processing fulfillment and customer care functions, and other cost of services excluding depreciation and amortization, share-based compensation expenses, transaction expenses, and integration expenses. Other segment items consist of product and technology and selling, general, and administrative expenses, but similarly exclude depreciation and amortization, share-based compensation, and other expenses excluded from Adjusted EBITDA.

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

Reconciliations of Segment Adjusted EBITDA to net income (loss) for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended September 30, 2026
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$231,007	$26,350	$210,205	$467,562
Intersegment revenues	(756)	(609)	(421)	(1,786)
External revenues	$230,251	$25,741	$209,784	$465,776
Less:
Adjusted cost of services	119,254	15,155	122,520
Other segment items	39,896	9,578	24,643
Segment Adjusted EBITDA	$71,857	$1,617	$63,042	$136,516
Adjustments to reconcile to net income:
Interest expense, net				30,438
Provision for income taxes				8,566
Loss on extinguishment of debt				615
Depreciation and amortization				66,866
Share-based compensation				5,076
Transaction and acquisition-related charges (a)				713
Integration, restructuring, and other charges (b)				3,753
Net income				$20,489

	Three Months Ended September 30, 2025
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$182,805	$29,740	$199,440	$411,985
Intersegment revenues	(462)	(1,533)	(839)	(2,834)
External revenues	$182,343	$28,207	$198,601	$409,151
Less:
Adjusted cost of services	93,887	18,932	112,604
Other segment items	32,453	5,706	29,903
Segment Adjusted EBITDA	$56,465	$5,102	$56,933	$118,500
Adjustments to reconcile to net income:
Interest expense, net				40,041
Benefit for income taxes				(798)
Loss on extinguishment of debt				407
Depreciation and amortization				62,274
Share-based compensation				5,721
Transaction and acquisition-related charges (a)				1,585
Integration, restructuring, and other charges (b)				6,677
Net income				$2,593

	Nine Months Ended September 30, 2026
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$620,508	$74,532	$609,658	$1,304,698
Intersegment revenues	(1,992)	(3,115)	149	(4,958)
External revenues	$618,516	$71,417	$609,807	$1,299,740
Less:
Adjusted cost of services	322,555	42,837	354,520
Other segment items	112,529	27,263	74,670
Segment Adjusted EBITDA	$185,424	$4,432	$180,468	$370,324
Adjustments to reconcile to net income:
Interest expense, net				91,887
Provision for income taxes				17,845
Loss on extinguishment of debt				1,348
Depreciation and amortization				190,949
Share-based compensation				14,746
Transaction and acquisition-related charges (a)				1,775
Integration, restructuring, and other charges (b)				12,203
Net income				$39,571

	Nine Months Ended September 30, 2025
	First Advantage Americas	First Advantage International	Sterling	Total
Total revenues	$491,662	$79,435	$590,701	$1,161,798
Intersegment revenues	(1,596)	(4,349)	(1,481)	(7,426)
External revenues	$490,066	$75,086	$589,220	$1,154,372
Less:
Adjusted cost of services	251,064	47,310	330,027
Other segment items	92,566	19,317	96,956
Segment Adjusted EBITDA	$148,032	$12,808	$163,718	$324,558
Adjustments to reconcile to net loss:
Interest expense, net				131,406
Benefit for income taxes				(6,177)
Loss on extinguishment of debt				661
Depreciation and amortization				185,846
Share-based compensation				19,430
Transaction and acquisition-related charges (a)				7,971
Integration, restructuring, and other charges (b)				23,714
Net loss				$(38,293)
(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three and nine months ended September 30, 2026 include approximately $0.1 million and $0.6 million, respectively, of expense associated with the Sterling Acquisition. Transaction and acquisition related charges for the three and nine months ended September 30, 2025 include approximately $1.4 million and $7.5 million, respectively, of expense associated with the Sterling Acquisition.
(b)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, (gains) losses on the sale of assets, impairment of capitalized software and other non-recurring items. Integration, restructuring, and other charges for the three and nine months ended September 30, 2026 include approximately $1.3 million and $4.9 million, respectively, of expense associated with the integration of Sterling. Integration, restructuring, and other charges for the three and nine months ended September 30, 2025 include approximately $3.8 million and $15.4 million, respectively, of expense associated with the integration of Sterling. The three and nine months ended September 30, 2025 also include approximately $1.5 million of expenses related to debt refinancing activities, as well as capitalized software impairment charges of approximately $1.2 million.

Geographic Information

The Company categorizes revenues by geographic region in which the revenues and invoicing are recorded. Other than the United States, no single country accounted for 10% or more of our total revenues during these periods.

The following summarizes revenues by geographical region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
United States	$407,637	$349,284	$1,130,114	$987,980
All other countries	58,139	59,867	169,626	166,392
Total revenues	$465,776	$409,151	$1,299,740	$1,154,372

The following table sets forth net long-lived assets by geographic area (in thousands):

	September 30, 2026	December 31, 2025
Long-lived assets, net
United States	$2,538,778	$2,822,176
All other countries	572,880	438,668
Total long-lived assets, net	$3,111,658	$3,260,844

Note 15. Subsequent Events

Effective as of November 4, 2026, the Company acquired 100% of the equity interests of a U.S.-based data platform business and small employment background screening operation for an aggregate cash consideration of $125.0 million, subject to working capital adjustments. In connection with the acquisition, the Company borrowed $45.0 million under its Amended Revolver. The acquisition is expected to enhance the Company’s proprietary data and technology capabilities, expand automated fulfillment capabilities, and advance product innovation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of First Advantage Corporation’s financial condition and results of operations is provided as a supplement to the condensed consolidated financial statements for the three and nine months ended September 30, 2026, and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, our “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).

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

These forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Such risks and uncertainties include, but are not limited to, the following: adverse changes in external events beyond our control, including our customers’ onboarding volumes, economic drivers which are sensitive to macroeconomic cycles, such as interest rate volatility and inflation, geopolitical unrest, global trade disputes, uncertainty in financial markets, and changes in tax laws; our operations in a highly regulated industry and the fact that we are subject to numerous and evolving laws and regulations, including with respect to personal data, data security, and artificial intelligence (“AI”); failure to identify attractive acquisition targets and strategic partnerships, successfully complete proposed business combination transactions or realize the expected benefits of such transactions; our inability to identify and successfully implement our growth strategies on a timely basis or at all; potential harm to our business, brand, and reputation as a result of security breaches, cyber-attacks, social, ethical, and legal issues relating to the use of new and evolving technologies, employee or other internal misconduct, computer viruses, or the mishandling of personal data; operating in a penetrated and competitive market; our reliance on third-party data providers; our sales to government entities and higher-tier contractors to governmental customers which involve unique competitive, procurement, budget, administrative and contractual risks; due to the sensitive and privacy-driven nature of our products and solutions, we could face liability and legal or regulatory proceedings, which could be costly and time-consuming to defend and may not be fully covered by insurance; our international business exposes us to a number of risks; real or perceived errors, failures, or bugs in our products could adversely affect our business, results of operations, financial condition, and growth prospects; failure to comply with anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations; disruptions at our Operation Centers of Excellence and other operational sites; our contracts with our customers, which do not guarantee exclusivity or contracted volumes; the timing, manner and volume of repurchases of common stock pursuant to our share repurchase program; disruptions, outages, or other errors with our technology and network infrastructure, including our data centers, servers, and third-party cloud and internet providers and our migration to the cloud; the continued integration of our platforms and solutions with human resource providers such as applicant tracking systems and human capital management systems as well as our relationships with such human resource providers; risks relating to public opinion, which may be magnified by incidents or adverse publicity concerning our industry or operations; our reliance on third-party vendors to carry out certain portions of our operations; our dependence on the service of our key executives and other employees, and our ability to find and retain qualified employees; our ability to obtain, maintain, protect and enforce our intellectual property and other proprietary information; our ability to maintain, protect, and enforce the confidentiality of our trade secrets; the use of open-source software in our applications; seasonality in our operations from quarter to quarter; our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations; and Silver Lake’s significant ownership of our common stock and the potential conflict of its interest with ours or those of our stockholders.

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

We enter into contracts with our customers that are typically three years in length. These contracts set forth the general terms and pricing of our products and solutions but generally do not include minimum order volumes or committed order volumes. Certain of our customer contracts include exclusivity or primary provider provisions; however, such provisions are not included in all customer contracts and do not necessarily guarantee order volumes. Due to our contract terms and the nature of the background screening industry, we determined our contract terms for ASC 606 purposes to be three years or less. We typically bill our customers at the end of each month and recognize revenues as completed orders are reported or otherwise made available to our customers.

We generated revenues of $465.8 million for the three months ended September 30, 2026, as compared to $409.2 million for the three months ended September 30, 2025 and generated revenues of $1,299.7 million for the nine months ended September 30, 2026, as compared to $1,154.4 million for the nine months ended September 30, 2025. Approximately 88% of our revenues for the three months ended September 30, 2026 was generated in the United States, while the remaining 12% was generated abroad. Approximately 87% of our revenues for the nine months ended September 30, 2026 was generated in the United States, while the remaining 13% was generated abroad. Other than the United States, no single country accounted for 10% or more of our total revenues for the three and nine months ended September 30, 2026. Please refer to “Results of Operations” for further details.

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

Macroeconomic conditions during the period have remained uncertain. While economic activity has remained resilient in certain markets, employers continue to operate in an environment characterized by elevated inflation and interest rates, uneven hiring activity across industries and geographies, and ongoing uncertainty regarding the outlook for economic growth. Labor-market conditions have also varied across sectors, with employers continuing to exercise caution in workforce planning and hiring decisions. At the same time, we have experienced increased demand from customers and end markets benefiting from investment in artificial intelligence and data center infrastructure, which has contributed positively to our revenue growth. The level of demand associated with these areas may vary from period to period based on the timing and pace of infrastructure investment, customer hiring activity, and broader economic conditions. Geopolitical developments and regional conflicts, including ongoing conflict in the Middle East, have contributed to volatility in global energy markets and inflationary pressures and have increased uncertainty surrounding business planning and investment decisions. In addition, evolving global trade and tariff policies, changes in supply-chain strategies, and regulatory and compliance developments continue to create uncertainty for businesses, particularly those with international operations or exposure to cyclical end markets.

These macroeconomic, geopolitical, and policy conditions may contribute to variability in customer hiring plans and workforce strategies and can result in slower decision-making, increased cost scrutiny, and a greater focus on operational efficiency, including the pace and scale of new hiring initiatives. If economic uncertainty is sustained or increases, we may experience a negative impact on new business generation, customer renewals, overall demand levels, sales and marketing efforts, revenue growth rates, customer deployments, customer collections, product development, or other financial metrics. Any of these factors could harm our business, financial condition, and operating results. Our ability to grow our business will also depend on the long-term strength, diversity, and durability of the verticals that we focus on and rely upon to drive our revenues.

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

Comparison of Results of Operations for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Revenues	$465,776	$409,151	$1,299,740	$1,154,372

Operating Expenses:
Cost of services (exclusive of depreciation and amortization below)	253,925	222,039	710,107	622,445
Product and technology expense	27,295	25,136	79,165	77,967
Selling, general, and administrative expense	57,582	57,459	168,868	180,517
Depreciation and amortization	66,866	62,274	190,949	185,846
Total operating expenses	405,668	366,908	1,149,089	1,066,775
Income from operations	60,108	42,243	150,651	87,597

Other Expense, Net:
Interest expense, net	30,438	40,041	91,887	131,406
Loss on extinguishment of debt	615	407	1,348	661
Total other expense, net	31,053	40,448	93,235	132,067
Income (loss) before provision for income taxes	29,055	1,795	57,416	(44,470)
Provision (benefit) for income taxes	8,566	(798)	17,845	(6,177)
Net income (loss)	$20,489	$2,593	$39,571	$(38,293)
Net income (loss) margin	4.4%	0.6%	3.0%	(3.3)%

Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenues
First Advantage Americas	$231,007	$182,805	$620,508	$491,662
First Advantage International	26,350	29,740	74,532	79,435
Sterling	210,205	199,440	609,658	590,701
Eliminations	(1,786)	(2,834)	(4,958)	(7,426)
Total revenues	$465,776	$409,151	$1,299,740	$1,154,372

Revenues were $465.8 million for the three months ended September 30, 2026, compared to $409.2 million for the three months ended September 30, 2025. Revenues for the three months ended September 30, 2026 increased by $56.6 million, or 13.8%, compared to the three months ended September 30, 2025.

The increase in revenues is due to:

•
a net increase of $40.4 million, or 9.8% from existing customer revenues, primarily driven by increased volumes from existing customers and continued strength from upselling and cross-selling initiatives, which were partially offset by the impact of lost accounts; and
•
revenues of $16.2 million, or 4.0%, from new customers, primarily attributable to our First Advantage Americas and Sterling segments.

Revenues were $1,299.7 million for the nine months ended September 30, 2026, compared to $1,154.4 million for the nine months ended September 30, 2025. Revenues for the nine months ended September 30, 2026 increased by $145.4 million, or 12.6%, compared to the nine months ended September 30, 2025.

The increase in revenues is due to:

•
a net increase of $97.3 million, or 8.4% from existing customer revenues, primarily driven by increased volumes from existing customers and continued strength from upselling and cross-selling initiatives, which were partially offset by the impact of lost accounts; and
•
revenues of $48.1 million, or 4.2%, from new customers, primarily attributable to our First Advantage Americas and Sterling segments.

Pricing remained relatively stable across all periods.

Cost of Services

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Cost of services	$253,925	$222,039	$710,107	$622,445
Revenues	$465,776	$409,151	$1,299,740	$1,154,372
Cost of services as a % of revenue	54.5%	54.3%	54.6%	53.9%

Cost of services was $253.9 million for the three months ended September 30, 2026, compared to $222.0 million for the three months ended September 30, 2025. Cost of services for the three months ended September 30, 2026 increased by $31.9 million, or 14.4%, compared to the three months ended September 30, 2025.

The increase in cost of services was primarily due to a $27.1 million increase in third-party data expenses as a result of increased revenue volumes and changes in product mix.

Cost of services as a percentage of revenues was 54.5% for the three months ended September 30, 2026, compared to 54.3% for the three months ended September 30, 2025, reflecting the Company’s continued management of costs in line with revenue growth.

Cost of services was $710.1 million for the nine months ended September 30, 2026, compared to $622.4 million for the nine months ended September 30, 2025. Cost of services for the nine months ended September 30, 2026 increased by $87.7 million, or 14.1%, compared to the nine months ended September 30, 2025.

The increase in cost of services was primarily due to:

•
a $73.5 million increase in third-party data expenses as a result of increased revenue volumes and changes in product mix; and
•
a $5.1 million increase in personnel costs.

Cost of services as a percentage of revenues was 54.6% for the nine months ended September 30, 2026, compared to 53.9% for the nine months ended September 30, 2025. The cost of services percentage of revenues for the nine months ended September 30, 2026 was impacted by changes in product and customer mix and increases in third-party data costs driven by higher volume increases in certain industry verticals that require more third-party data to fulfill the underlying services.

Product and Technology Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Product and technology expense	$27,295	$25,136	$79,165	$77,967

Product and technology expense was $27.3 million for the three months ended September 30, 2026, compared to $25.1 million for the three months ended September 30, 2025. Product and technology expense for the three months ended September 30, 2026 increased by $2.2 million, or 8.6%, compared to the three months ended September 30, 2025.

The increase in product and technology expense was primarily due to a $1.8 million increase in personnel expenses related to continued investments in our products, solutions and technology platforms.

Product and technology expense was $79.2 million for the nine months ended September 30, 2026, compared to $78.0 million for the nine months ended September 30, 2025. Product and technology expense for the nine months ended September 30, 2026 increased by $1.2 million, or 1.5%, compared to the nine months ended September 30, 2025.

The increase in product and technology expense was primarily driven by $3.9 million of higher personnel expenses related to continued investments in our products, solutions and technology platforms, partially offset by a $1.5 million decrease in software costs resulting from Sterling integration efforts.

Selling, General, and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Selling, general, and administrative expense	$57,582	$57,459	$168,868	$180,517

Selling, general, and administrative expense was $57.6 million for the three months ended September 30, 2026, compared to $57.5 million for the three months ended September 30, 2025. Selling, general, and administrative expense for the three months ended September 30, 2026 increased by $0.1 million, or 0.2%, compared to the three months ended September 30, 2025.

Selling, general, and administrative expense increased primarily due to:

•
a $2.6 million increase in personnel expenses; and
•
a $1.8 million increase in incentive compensation expense related to commission and bonus programs driven by the Company’s 2026 financial performance.

These increases were partially offset by:

•
a $1.2 million decrease in share-based compensation expense, primarily due to the full vesting of Sterling equity awards that were converted to First Advantage equity awards in connection with the October 2024 acquisition;
•
a $0.9 million decrease in facilities and office expenses resulting from cost-savings initiatives implemented by the Company in 2025; and
•
a $0.6 million decrease in software costs resulting from Sterling integration efforts.

Selling, general, and administrative expense was $168.9 million for the nine months ended September 30, 2026, compared to $180.5 million for the nine months ended September 30, 2025. Selling, general, and administrative expense for the nine months ended September 30, 2026 decreased by $11.6 million, or 6.5%, compared to the nine months ended September 30, 2025.

Selling, general, and administrative expense decreased primarily due to:

•
a $6.1 million decrease in share-based compensation expense, primarily due to the full vesting of Sterling equity awards that were converted to First Advantage equity awards in connection with the October 2024 acquisition;
•
a $5.7 million favorable impact from foreign exchange gains;
•
a $2.4 million decrease in personnel expenses resulting from cost-savings initiatives implemented by the Company in 2025; and
•
a $1.2 million impairment loss related to retiring legacy acquired platforms in the prior year that did not reoccur in the current year.

These decreases were partially offset by a $5.2 million loss on the sale of assets related to an adjacent product during the nine months ended September 30, 2026, which did not constitute a sale of a business or discontinued operations.

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Depreciation and amortization	$66,866	$62,274	$190,949	$185,846

Depreciation and amortization was $66.9 million for the three months ended September 30, 2026 compared to $62.3 million for the three months ended September 30, 2025. Depreciation and amortization for the three months ended September 30, 2026 increased by $4.6 million, or 7.4%, compared to the three months ended September 30, 2025. The increase was primarily attributed to $4.3 million of accelerated amortization resulting from a reassessment of the useful lives of certain intangible assets.

Depreciation and amortization was $190.9 million for the nine months ended September 30, 2026, compared to $185.8 million for the nine months ended September 30, 2025. Depreciation and amortization for the nine months ended September 30, 2026 increased by $5.1 million, or 2.7%, compared to the nine months ended September 30, 2025. The increase was primarily attributed to $4.3 million of accelerated amortization resulting from a reassessment of the useful lives of certain intangible assets.

Interest Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Interest expense, net	$30,438	$40,041	$91,887	$131,406

Interest expense, net was $30.4 million for the three months ended September 30, 2026, compared to $40.0 million for the three months ended September 30, 2025. Interest expense, net for the three months ended September 30, 2026 decreased by $9.6 million or 24.0%, compared to the three months ended September 30, 2025.

The decrease in interest expense was primarily driven by lower interest on the Company’s term loan, reflecting voluntary principal repayments and reduced interest rates following the Company’s 2025 amendment to its 2024 First Lien Credit Agreement. The decrease was further impacted by an increase in unrealized gains of $2.8 million on the Company’s interest rate swaps, driven by interest rate volatility during the period.

Interest expense, net was $91.9 million for the nine months ended September 30, 2026, compared to $131.4 million for the nine months ended September 30, 2025. Interest expense, net for the nine months ended September 30, 2026 decreased by $39.5 million or 30.1%, compared to the nine months ended September 30, 2025.

The decrease in interest expense was primarily driven by lower interest on the Company’s term loan, reflecting voluntary principal repayments and reduced interest rates following the Company’s 2025 amendment to its 2024 First Lien Credit Agreement. The decrease was further impacted by an increase in unrealized gains of $17.4 million on the Company’s interest rate swaps, driven by interest rate volatility during the period.

Loss on Extinguishment of Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Loss on extinguishment of debt	$615	$407	$1,348	$661

Loss on extinguishment of debt for the three and nine months ended September 30, 2026 relates to the write-off of unamortized deferred financing costs as a result of voluntary principal repayments of $45.0 million and $95.0 million during the three and nine months ended September 30, 2026, respectively, on the Company’s outstanding term loan facility.

Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Provision (benefit) for income taxes	$8,566	$(798)	$17,845	$(6,177)

Our provision (benefit) for income taxes was $8.6 million for the three months ended September 30, 2026, compared to $(0.8) million for the three months ended September 30, 2025. Our provision for income taxes for the three months ended September 30, 2026 increased by $9.4 million, compared to the three months ended September 30, 2025.

The increase in the provision for income taxes was primarily due to higher pre-tax earnings during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Our provision (benefit) for income taxes was $17.8 million for the nine months ended September 30, 2026, compared to $(6.2) million for the nine months ended September 30, 2025. Our provision for income taxes for the nine months ended September 30, 2026 increased by $24.0 million, compared to the nine months ended September 30, 2025.

The increase in the provision for income taxes was primarily due to higher pre-tax earnings during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, during which the Company reported a pre-tax loss.

Net Income and Net Income Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Net income (loss)	$20,489	$2,593	$39,571	$(38,293)
Net income (loss) margin	4.4%	0.6%	3.0%	(3.3)%

Net income was $20.5 million for the three months ended September 30, 2026, compared to $2.6 million for the three months ended September 30, 2025. Net income for the three months ended September 30, 2026 increased by $17.9 million compared to the three months ended September 30, 2025.

Net income margin was 4.4% for the three months ended September 30, 2026, compared to 0.6% for the three months ended September 30, 2025. The improvement in our net income margin was primarily attributable to increased revenues, our ability to leverage operational efficiencies to control overall expenses, and lower interest expense.

Net income (loss) was $39.6 million for the nine months ended September 30, 2026, compared to $(38.3) million for the nine months ended September 30, 2025. Net income for the nine months ended September 30, 2026 increased by $77.9 million compared to the nine months ended September 30, 2025.

Net income (loss) margin was 3.0% for the nine months ended September 30, 2026, compared to (3.3)% for the nine months ended September 30, 2025. The improvement in our net income margin was primarily attributable to increased revenues, our ability to leverage operational efficiencies to control overall expenses, and lower interest expense.

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

Adjusted EBITDA was $136.5 million for the three months ended September 30, 2026 and represented an Adjusted EBITDA Margin of 29.3%. Adjusted EBITDA was $118.5 million for the three months ended September 30, 2025 and represented an Adjusted EBITDA Margin of 29.0%. Adjusted EBITDA for the three months ended September 30, 2026 increased by $18.0 million, or 15.2%, compared to the three months ended September 30, 2025.

Adjusted EBITDA was $370.3 million for the nine months ended September 30, 2026 and represented an Adjusted EBITDA Margin of 28.5%. Adjusted EBITDA was $324.6 million for the nine months ended September 30, 2025 and represented an Adjusted EBITDA Margin of 28.1%. Adjusted EBITDA for the nine months ended September 30, 2026 increased by $45.8 million, or 14.1%, compared to the nine months ended September 30, 2025.

Growth in Adjusted EBITDA for the three and nine months ended September 30, 2026 was primarily driven by broad-based revenue growth, operating leverage, and margin expansion attributable to cost efficiencies, partially offset by the impact of changes in product mix.

The following table presents a reconciliation of Adjusted EBITDA for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$20,489	$2,593	$39,571	$(38,293)
Interest expense, net	30,438	40,041	91,887	131,406
Provision (benefit) for income taxes	8,566	(798)	17,845	(6,177)
Depreciation and amortization	66,866	62,274	190,949	185,846
Loss on extinguishment of debt	615	407	1,348	661
Share-based compensation	5,076	5,721	14,746	19,430
Transaction and acquisition-related charges(a)	713	1,585	1,775	7,971
Integration, restructuring, and other charges(b)	3,753	6,677	12,203	23,714
Adjusted EBITDA	$136,516	$118,500	$370,324	$324,558

(a)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three and nine months ended September 30, 2026 include approximately $0.1 million and $0.6 million, respectively, of expense associated with the Sterling Acquisition. Transaction and acquisition related charges for the three and nine months ended September 30, 2025 include approximately $1.4 million and $7.5 million, respectively, of expense associated with the Sterling Acquisition.
(b)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, (gains) losses on the sale of assets, impairment of capitalized software and other non-recurring items. Integration, restructuring, and other charges for the three and nine months ended September 30, 2026 include approximately $1.3 million and $4.9 million, respectively, of expense associated with the integration of Sterling. Integration, restructuring, and other charges for the three and nine months ended September 30, 2025 include approximately $3.8 million and $15.4 million, respectively, of expense associated with the integration of Sterling. The three and nine months ended September 30, 2025 also include approximately $1.5 million of expenses related to debt refinancing activities, as well as capitalized software impairment charges of approximately $1.2 million.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenues. The following table presents the calculation of Adjusted EBITDA Margin for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Adjusted EBITDA	$136,516	$118,500	$370,324	$324,558
Revenues	465,776	409,151	1,299,740	1,154,372
Adjusted EBITDA Margin	29.3%	29.0%	28.5%	28.1%

The following table presents a calculation of Adjusted EBITDA by segment for the periods presented. See Note 14, “Reportable Segments” to the condensed consolidated financial statements for a reconciliation of Adjusted EBITDA for the periods presented by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Adjusted EBITDA(1)
First Advantage Americas	$71,857	$56,465	$185,424	$148,032
First Advantage International	1,617	5,102	$4,432	12,808
Sterling	63,042	56,933	$180,468	163,718
Adjusted EBITDA	$136,516	$118,500	$370,324	$324,558

Revenues
First Advantage Americas	$231,007	$182,805	$620,508	$491,662
First Advantage International	26,350	29,740	74,532	79,435
Sterling	210,205	199,440	609,658	590,701
Less: intersegment eliminations	(1,786)	(2,834)	(4,958)	(7,426)
Total revenues	$465,776	$409,151	$1,299,740	$1,154,372

Adjusted EBITDA Margin
First Advantage Americas	31.1%	30.9%	29.9%	30.1%
First Advantage International	6.1%	17.2%	5.9%	16.1%
Sterling	30.0%	28.5%	29.6%	27.7%
Adjusted EBITDA Margin	29.3%	29.0%	28.5%	28.1%
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

Adjusted Net Income was $67.3 million for the three months ended September 30, 2026, compared to $52.3 million for the three months ended September 30, 2025. Adjusted Net Income for the three months ended September 30, 2026 increased by $15.0 million, or 28.6% compared to the three months ended September 30, 2025.

Adjusted Diluted Earnings Per Share was $0.38 for the three months ended September 30, 2026, compared to $0.30 for the three months ended September 30, 2025. Adjusted Diluted Earnings Per Share for the three months ended September 30, 2026 increased by $0.08, or 26.7% compared to the three months ended September 30, 2025.

Adjusted Net Income was $173.8 million for the nine months ended September 30, 2026, compared to $129.8 million for the nine months ended September 30, 2025. Adjusted Net Income for the nine months ended September 30, 2026 increased by $44.0 million, or 33.9% compared to the nine months ended September 30, 2025.

Adjusted Diluted Earnings Per Share was $0.99 for the nine months ended September 30, 2026, compared to $0.74 for the nine months ended September 30, 2025. Adjusted Diluted Earnings Per Share for the nine months ended September 30, 2026 increased by $0.25, or 33.8% compared to the nine months ended September 30, 2025.

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

The following table presents a reconciliation of Adjusted Net Income for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$20,489	$2,593	$39,571	$(38,293)
Provision (benefit) for income taxes	8,566	(798)	17,845	(6,177)
Income (loss) before provision for income taxes	29,055	1,795	57,416	(44,470)
Debt-related charges(a)	(1,825)	2,585	(6,626)	14,627
Acquisition-related depreciation and amortization(b)	53,791	51,516	154,582	152,440
Share-based compensation	5,076	5,721	14,746	19,430
Transaction and acquisition-related charges(c)	713	1,585	1,775	7,971
Integration, restructuring, and other charges(d)	3,753	6,677	12,203	23,714
Adjusted Net Income before income tax effect	90,563	69,879	234,096	173,712
Less: Adjusted income taxes(e)	23,297	17,567	60,285	43,949
Adjusted Net Income	$67,266	$52,312	$173,811	$129,763

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Diluted net income (loss) per share (GAAP)	$0.12	$0.01	$0.23	$(0.22)
Adjusted Net Income adjustments per share
Provision (benefit) for income taxes	0.05	(0.00)	0.10	(0.04)
Debt-related charges(a)	(0.01)	0.01	(0.04)	0.08
Acquisition-related depreciation and amortization(b)	0.31	0.29	0.89	0.87
Share-based compensation	0.03	0.03	0.08	0.11
Transaction and acquisition-related charges(c)	0.00	0.01	0.01	0.05
Integration, restructuring, and other charges(d)	0.02	0.04	0.06	0.14
Adjusted income taxes(e)	(0.13)	(0.10)	(0.35)	(0.25)
Adjusted Diluted Earnings Per Share (Non-GAAP)	$0.38	$0.30	$0.99	$0.74

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP)	175,435,437	175,549,342	174,286,474	173,071,481
Options and restricted stock not included in weighted average number of shares outstanding—diluted (GAAP) (using treasury stock method)	—	—	—	2,064,886
Adjusted weighted average number of shares outstanding—diluted (Non-GAAP)	175,435,437	175,549,342	174,286,474	175,136,367
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
(c)
Represents charges incurred related to acquisitions and similar transactions, primarily consisting of change in control-related costs, professional service fees, and other third-party costs. Transaction and acquisition related charges for the three and nine months ended September 30, 2026 include approximately $0.1 million and $0.6 million, respectively, of expense associated with the Sterling Acquisition. Transaction and acquisition related charges for the three and nine months ended September 30, 2025 include approximately $1.4 million and $7.5 million, respectively, of expense associated with the Sterling Acquisition.
(d)
Represents charges from organizational restructuring and integration activities, non-cash, and other charges primarily related to nonrecurring legal exposures, foreign currency (gains) losses, (gains) losses on the sale of assets, impairment of capitalized software and other non-recurring items. Integration, restructuring, and other charges for the three and nine months ended September 30, 2026 include approximately $1.3 million and $4.9 million, respectively, of expense associated with the integration of Sterling. Integration, restructuring, and other charges for the three and nine months ended September 30, 2025 include approximately $3.8 million and $15.4 million, respectively, of expense associated with the integration of Sterling. The three and nine months ended September 30, 2025 also include approximately $1.5 million of expenses related to debt refinancing activities, as well as capitalized software impairment charges of approximately $1.2 million.
(e)
Effective tax rates of approximately 25.7% and 25.8% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three and nine months ended September 30, 2026, respectively. Effective tax rates of approximately 25.1% and 25.3% have been used to compute Adjusted Net Income and Adjusted Diluted Earnings Per Share for the three and nine months ended September 30, 2025, respectively.

Liquidity and Capital Resources

Liquidity

The Company’s primary liquidity requirements are for working capital, debt service, ongoing investments in software development and other capital expenditures, as well as other strategic growth initiatives. In addition, income taxes represent, and are expected to continue to represent, a significant use of cash depending on future profitability and applicable tax rates. The Company’s liquidity needs are met primarily through existing balance sheet cash, cash flows from operations, as well as funds available under our revolving credit facility and proceeds from our term loan borrowings, including incremental borrowings incurred to fund acquisitions. Our cash flows from operations include cash received from customers, less cash costs to provide services to our customers, which includes general and administrative costs and interest payments.

As of September 30, 2026, we had $240.9 million in cash and cash equivalents and $249.3 million available under our revolving credit facility. As of September 30, 2026, we had $2,019.5 million of total debt outstanding. We believe our cash on hand, together with amounts available under our revolving credit facility and cash provided by operating activities are and will continue to be adequate to meet our operational and business needs in the next 12 months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors that may be beyond our control, including those described under our “Risk Factors” included in our 2025 Annual Report.

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

Cash Flow Analysis

Comparison of Cash Flows for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

The following table is a summary of our cash flow activity for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$186,828	$129,185
Net cash used in investing activities	(56,609)	(37,296)
Net cash used in financing activities	(126,873)	(45,027)

Cash Flows from Operating Activities

Net cash provided by operating activities was $186.8 million for the nine months ended September 30, 2026, compared to $129.2 million for the nine months ended September 30, 2025. Net cash provided by operating activities for the nine months ended September 30, 2026 increased by $57.6 million compared to the nine months ended September 30, 2025. Cash flows provided by operating activities were positively impacted by revenue growth from existing customers, new customer go-lives, and lower interest payments on the Company’s term loan and revolving credit facility. These favorable impacts were partially offset by higher working capital requirements, largely attributable to the Company’s revenue growth during the nine months ended September 30, 2026.

Cash Flows from Investing Activities

Net cash used in investing activities was $56.6 million for the nine months ended September 30, 2026, compared to $37.3 million for the nine months ended September 30, 2025. Net cash used in investing activities for the nine months ended September 30, 2026 increased by $19.3 million compared to the nine months ended September 30, 2025. The increase in cash used in investing activities was primarily due to continued investment in software development related to the Company’s screening platforms, partially offset by $2.0 million of cash proceeds from the sale of assets related to an adjacent product.

Cash Flows from Financing Activities

Net cash used in financing activities was $126.9 million for the nine months ended September 30, 2026, compared to $45.0 million for the nine months ended September 30, 2025. Net cash used in financing activities for the nine months ended September 30, 2026 was primarily driven by principal repayments of $95.0 million on the Company’s term loan and shares repurchased under the Company’s Repurchase Program. During the nine months ended September 30, 2026, 3,252,970 shares were repurchased under the Repurchase Program at a total cost of $38.4 million.

Contractual Obligations, Commitments, and Other Contingencies

During the three and nine months ended September 30, 2026, there have been no significant changes to our contractual obligations, commitments, and other contingencies compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements for disclosure of the impact that recent accounting pronouncements may have on the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2026, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2026, no material change had occurred in our market risks, compared with the disclosure in our 2025 Annual Report.

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

All share repurchases were made under the Company's publicly announced program, and there are no other programs under which the Company repurchases shares. The following information relates to the Company’s purchase of its common stock during each month within the third quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 through July 31, 2026	—	$—	—	$61,820,884
August 1, 2026 through August 31, 2026	—	$—	—	$61,820,884
September 1, 2026 through September 30, 2026	11,124	$18.17	11,124	$61,618,776
Total	11,124	$18.17	11,124	$61,618,776

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K), except as described below.

Trading Arrangement
Director/Officer Name	Title	Date of Adoption/Termination/ Modification	Rule 10b5-1(1)	Non-Rule 10b5-1	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(2)	Aggregate Number of Securities to Be Purchased or Sold
Douglas Nairne	Chief Operating Officer	Adopted August 12, 2026	X		April 28, 2028	Sale of up to 53,905 shares of common stock in multiple transactions

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

FIRST ADVANTAGE CORPORATION

Date: November 5, 2026	By:	/s/ Scott Staples
Scott Staples
Chief Executive Officer (principal executive officer)

Date: November 5, 2026	By:	/s/ Steven Marks
Steven Marks
Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)